Form 10QSB
period 1995-05-31
FOUNTAIN OIL INC
filed 1995-06-30
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                                        ------------
            TO
     ------   -----------------


COMMISSION FILE NUMBER        0-9147
                           -------------


                           FOUNTAIN OIL INCORPORATED
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           Delaware                                       91-0881481
- -------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


1400 Broadfield, Suite 200, Houston, Texas                  77084
- --------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 713-492-6992
- --------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


                 1023 West 23rd Street, Tulsa, Oklahoma  74107
- --------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                                ---       ---

The number of shares outstanding of issuer's common stock on May 31, 1995 was 10,428,731.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes        No   X
     ---       ---

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET


                                                  Unaudited
                                                 May 31, 1995
                                                 ------------

               ASSETS
Current Assets:
  Cash and cash equivalents                       $ 8,973,407
  Accounts receivable                                  79,967
  Inventory                                            75,219
  Prepaid expenses and deferred costs                 302,593
                                                  -----------
         Total current assets                       9,431,186

Intangible assets, net of accumulated
  amortization of $6,917,858                        2,003,555
Furniture, fixtures and equipment, net of
  accumulated depreciation of $705,425                581,315
Oil and gas properties, utilizing the
  full cost method                                  1,524,965
                                                  -----------

TOTAL ASSETS                                      $13,541,021
                                                  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $    165,739
  Accrued liabilities                                  76,076
  Notes payable                                        37,187
                                                 ------------
         Total current liabilities                    279,002

Accrued Liabilities - related parties                 174,064

Stockholders' Equity:
  Preferred stock                                         ---
  Common stock                                      1,042,873
  Capital in excess of par value                   28,506,369
  Accumulated deficit since October 31, 1988      (16,449,449)
                                                 ------------
                                                   13,099,793

  Less:  Accumulated currency translation             (11,838)
                                                 ------------
Total Stockholders' Equity                         13,087,955
                                                 ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 13,541,021
                                                 ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                        Unaudited                  Unaudited
                                 ------------------------   ------------------------
                                    Three Months Ended         Nine Months Ended
                                    MAY 31       July 31      MAY 31       July 31
                                     1995         1994         1995         1994
                                 ------------  -----------  -----------  -----------

Operating Revenues:
  Power unit rentals             $    21,151   $      ---   $   35,861   $      ---
  Equipment sales                     49,476          ---      463,555          ---
  Consulting income                    7,208          ---      110,893          ---
                                 -----------   ----------   ----------   ----------
                                      77,835          ---      610,309          ---
                                 -----------   ----------   ----------   ----------

Operating Expenses:
  Cost of sales                       31,342        3,244      359,294       30,980
  Other direct project cost           36,569          ---       79,086          ---
  General and administrative       1,211,658       79,160    2,733,802      230,725
  Loss on sale of assets                 ---       (2,000)         ---       17,929
  Depreciation, depletion and
    amortization                     234,684      260,924      865,290      781,892
  Research and development               ---          ---       63,279          ---
                                 -----------   ----------   ----------   ----------
                                   1,514,253      341,328    4,100,751    1,061,526
                                 -----------   ----------   ----------   ----------

OPERATING LOSS                     1,436,418      341,328    3,490,442    1,061,526
                                 -----------   ----------   ----------   ----------

Other Income (Expense):
  Interest, net                       95,800      (15,210)      90,407      (42,905)
  Other                               41,076        7,542       46,374        8,707
                                 -----------   ----------   ----------   ----------
TOTAL OTHER INCOME (EXPENSE)         136,876       (7,668)     136,781      (34,198)
                                 -----------   ----------   ----------   ----------

NET LOSS                         $ 1,299,542   $  348,996   $3,353,661   $1,095,724
                                 -----------   ----------   ----------   ----------

Weighted average number of
  common shares outstanding       10,146,189    3,929,188    7,544,666    3,870,649
                                 -----------   ----------   ----------   ----------

NET LOSS PER COMMON SHARE        $      (.13)  $     (.09)  $     (.44)  $     (.28)
                                 -----------   ----------   ----------   ----------



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                               Unaudited
                                                       ----------------------------
                                                             Nine Months Ended
                                                       MAY 31, 1995   July 31, 1994
                                                       -------------  --------------
Cash Flows From Operating Activities:
  Net loss                                              $(3,353,661)    $(1,095,724)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation, depletion and amortization            865,290         781,892
        Stock issued for compensation and
          contract services                               1,386,138             ---
        Change in accumulated currency translations          17,455          (6,508)
        Loss on sale of assets                                  ---          17,929
        Decrease (increase) in accounts receivable           30,030            (173)
        Decrease in inventory                                20,504           2,929
        Increase in prepaid expenses                       (283,310)        (55,470)
        Decrease in accounts payable                       (184,979)        (56,395)
        Increase in accrued liabilities                      72,592          31,914
                                                        -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                    (1,429,941)       (379,606)
                                                        -----------     -----------

Cash Flows From Investing Activities:
  Purchase of property and equipment                     (1,776,263)         (4,160)
  Changes in other assets                                       ---            (384)
                                                        -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                    (1,776,263)         (4,544)
                                                        -----------     -----------

Cash Flows From Financing Activities:
    Payment of notes payable                               (267,225)            ---
    Proceeds from issuance of notes payable                  59,412          50,000
    Proceeds from short-term borrowings                         ---         150,000
    Cash provided by stock sales/warrant exercise        10,867,363         258,688
                                                        -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                10,659,550         458,688
                                                        -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 7,453,346          74,538

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          1,520,061          40,076
                                                        -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 8,973,407     $   114,614
                                                        -----------     -----------


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NINE MONTHS ENDED MAY 31, 1995 (UNAUDITED)

(1)  BASIS OF PREPARATION AND PRESENTATION

     The consolidated condensed financial statements included herein have been prepared by Fountain Oil Incorporated (the "Company"), without audit. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position and results of operations as at the dates and for the periods presented. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-KSB for the ten months ended August 31, 1994 filed by the Company's predecessor, Electromagnetic Oil Recovery, Inc. ("EORI"), with the Securities and Exchange Commission. See Note 5 regarding Reincorporation.

(2)  CHANGE OF FISCAL YEAR

     In September 1994, EORI changed its fiscal year end from October 31 to August 31. As the Company's fiscal year will continue to be August 31, the quarters of the current fiscal year do not coincide with the previous fiscal year. In accordance with the rules and regulations of the Securities and Exchange Commission, the Company is filing its quarterly reports for the quarters of the current fiscal year without recasting data for the prior fiscal year because recasting is not practicable and cannot be cost justified. The results of operations for the three and nine month periods ended July 31, 1994 have been furnished as these periods are the most nearly comparable to the three and nine month periods ended May 31, 1995 of the newly adopted fiscal year. There are no seasonal or other factors that would affect the comparability of information or trends of the periods for the three and nine months ended May 31, 1995 when compared to the three and nine months ended July 31, 1994. The results of operations for the three and nine month periods ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year.

(3)  STOCKHOLDERS' EQUITY

     During February and March 1995, the Company issued and sold an aggregate of 811 Units, each consisting of 4,000 shares of its Common Stock, par value $0.10 per share, and warrants expiring February 28, 1997 to purchase up to 4,000 shares of Common Stock at an exercise price of $6.00 per share. The Company received gross proceeds of $11,354,000 and net proceeds of approximately $10,321,000 from the sale of such Units. The Company also issued warrants (the "Placement Warrants") expiring February 28, 1997 to purchase up to 1,139,800 shares of Common Stock at an exercise price of $5.10 per share to non-US persons who participated in the distribution of the Units. The Units and the Placement Warrants were offered and issued to non-US persons without registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements contained therein.

     During the quarter ended May 31, 1995, the Company issued 28,570 shares of its Common Stock, par value $0.10 per share, upon conversion of an aggregate of $50,000 principal amount of convertible notes payable to related parties and issued an aggregate of 329,731 shares upon exercise of stock purchase warrants for an aggregate consideration of $438,168.

(4)  RECOVERABILITY OF INTANGIBLE ASSETS

     The recoverability of the net book value of the intangible assets is dependent upon operating revenue being generated from existing and new projects. The substantial equity raised by the Company in February and March 1995 provides the resources for investment in existing and additional projects in the Company's newly established Oil and Gas Division, as well as providing funds for further development and marketing of the Company's electrically enhanced oil recovery technology.

(5)  REINCORPORATION

     On December 16, 1994, following approval by the shareholders of EORI, a plan of reorganization was implemented under which EORI merged with and into its newly organized and wholly-owned Delaware subsidiary, Fountain Oil Incorporated (the "Reincorporation"). In the Reincorporation, Fountain Oil was the surviving corporation, and EORI ceased to exist as a separate entity. The principal results of the Reincorporation were (i) a change in the Company's state of incorporation from Oklahoma to Delaware, (ii) the change in the Company's name to Fountain Oil Incorporated, (iii) accomplishing, in effect, a 1-for-25 reverse stock split through the automatic conversion in the merger of each previously outstanding 25 shares of EORI Common Stock into 1 share of Fountain Oil Common Stock, and (iv) the authorization of a class of Preferred Stock.

     The authorized capital of Fountain Oil consists of 25,000,000 shares of Common Stock, $0.10 par value, of which approximately 5,974,000 shares were outstanding upon consummation of the Reincorporation and 10,428,731 shares were outstanding on May 31, 1995; and 5,000,000 shares of Preferred Stock, $0.10 par value, none of which was outstanding upon consummation of the Reincorporation or on May 31, 1995. The consolidated condensed financial statements have been retroactively restated to give effect to the Reincorporation and reverse stock split.

(6)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company follows the Full Cost Method in accounting for oil and gas operations. Under the Full Cost Method, all acquisition, exploration and development costs, including certain related employee costs (less any reimbursements for such costs) incurred for the purpose of acquiring and developing oil and gas reserves are capitalized in a "full cost pool" as incurred.

     The Company records depletion of its full cost pool using the Unit of Production Method and uses its internal estimates of proven quantities of oil and gas reserves for financial accounting matters.

     To the extent that such capitalized costs in the full cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after tax cash flow from proven oil and gas reserves, such excess costs are charged to operations. Once made, a write-down of oil and gas properties is not reversible.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As the Company utilizes the full cost method of accounting for its exploration and development costs, it is currently required to calculate impairment losses using a cost center ceiling specified by the Securities and Exchange Commission regulations for full cost companies. Although the Company is currently evaluating the impact of Statement of Financial Accounting Standards No. 121, management does not believe that this statement will have a material impact on its financial position or results of operations.

(7)  COMMITMENTS

     The Company has outstanding obligations with respect to the oil and gas projects it is pursuing that require the Company to expend funds and to issue shares upon satisfaction of certain conditions. In general, these conditions arise under contracts and include conditions related to the formalization of project relationships or based on the achievement of specified performance standards. At May 31, 1995, commitments not conditioned on performance amounted to $1.3 million and 205,000 shares of the Company's Common Stock. As current and future projects mature and are developed, significant additional obligations may be incurred.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources and Changes in Financial Condition

          During February and March 1995, the Company issued and sold an aggregate of 811 Units, each consisting of 4,000 shares of its Common Stock, par value $0.10 per share, and warrants expiring February 28, 1997 to purchase up to 4,000 shares of Common Stock at an exercise price of $6.00 per share. The Company received gross proceeds of $11,354,000 and net proceeds of approximately $10,321,000 from the sale of such Units.

          The Company also issued warrants (the "Placement Warrants") expiring February 28, 1997 to purchase up to 1,139,800 shares of Common Stock at an exercise price of $5.10 per share to non-US persons without registration under the Securities Act of 1933, as amended. The Units and the Placement Warrants may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirement contained therein.

          In addition, during the quarter ended May 31, 1995, the Company issued 28,570 shares of its Common Stock upon conversion of an aggregate of $50,000 principal amount of notes payable, and an aggregate of 329,731 stock purchase warrants were exercised, for an aggregate consideration of $438,168, representing additional capital to the Company.

          The net cash proceeds described above will primarily be used in connection with the activities of the Oil and Gas Division involving the acquisition and development of oil and gas properties.

          The equity financing described above enabled the Company to meet the listing requirements for inclusion on the Nasdaq National Market, and on April 6, 1995, Fountain Oil began to trade on this market under the symbol "GUSH." Also, a secondary listing of the Company's shares began in May 1995 in Norway on the Oslo Stock Exchange. Prior to April 6, 1995, the Company's Common Stock was traded on the Nasdaq OTC Electronic Bulletin Board.

          As of May 31, 1995, the Company had a total of 5,293,312 warrants outstanding with an average exercise price of $5.03 per share. Substantially all of the outstanding warrants can be called at any time after June 30, 1995 if the Company's Common Stock is then trading at prices in excess of specified minimum prices of $7 or less. This represents a possible source of additional equity financing for the Company. In addition, on that date the Company had outstanding options to acquire 400,000 shares of Common Stock at a price of $1.50 per share expiring August 16, 1999.

          As of May 31, 1995, the Company had current assets of $9,431,186 of which $8,973,407 was in the form of cash and cash equivalents. Current liabilities amount to $279,002, leaving the Company with working capital of $9,152,184. Total Stockholders' Equity as of May 31, 1995 was $13,087,955.

          The Company has outstanding obligations with respect to the oil and gas projects it is pursuing that require the Company to expend funds and to issue shares upon satisfaction of certain conditions. In general, these conditions arise under contracts and include conditions related to the formalization of project relationships or based on the achievement of specified performance standards. At May 31, 1995, commitments not conditioned on performance amounted to $1.3 million and 205,000 shares of the Company's Common Stock. As current and future projects mature and are developed, significant additional obligations may be incurred.

          Results of Operations

          The Company recorded operating revenue of $77,835 during the quarter ended May 31, 1995, with revenue of $610,309 recorded for the nine month period ended May 31, 1995. All revenue relates to sales and rentals of and services related to electrically enhanced oil recovery equipment. For corresponding periods last year there were no operating revenues recorded.

          The operating loss for the quarter ended May 31, 1995 amounted to $1,436,418, and the operating loss for the nine month period ended May 31, 1995 was $3,490,442. For the comparable periods last year, the operating loss was $341,328 and $1,061,526, respectively. The increase in the operating loss reflects the fact that the Company is in the process of building an organization and infrastructure for its new and expanded activities.

          Included in the general and administrative cost of $1,211,658 for the quarter ended May 31, 1995 are $1,565,978 related to external services. For the nine month period ended May 31, 1995, the general and administrative cost was $2,733,802, of which external services amounted to approximately 57% of the total general and administrative expense. A substantial portion of 1995 expense for external services represents fees for financial public relations activities which to a large extent are of a non-recurring nature and which have been paid primarily by the issuance of Common Stock. General and administrative expense for the three and nine-month comparable periods in fiscal 1994 were $79,160 and $230,725, respectively.

          Of the total depreciation, depletion and amortization costs of $234,684 reported for the quarter ended May 31, 1995, $222,957 represents amortization of intangible assets having a net carrying value of $2,003,555.
The intangible assets consist of patent rights for the Company's electrically enhanced oil recovery technology initially capitalized at $8,921,413. Quarterly amortization expense has been comparable during fiscal 1994 and 1995.

          During the quarter ended May 31, 1995, the Company capitalized $1,029,421 related to oil and gas projects, bringing the total capitalized amount to $1,524,965 as of May 31, 1995. Of the capitalized amount, approximately $615,000 and $519,000 are attributable to the Company's Rocksprings, Texas and Borytslaw, West Ukraine projects, respectively.

          Petroleum development activities have commenced in the Rocksprings, Texas gas project, which involves some 9,000 acres under lease and option. One well has been drilled and although logs indicate the presence of gas reservoirs, attempts to achieve sustained production from the main producing zone, the Holman sands, have thus far been unsuccessful. No attempt has yet been made to produce from the other gas-bearing sands in this well. A second well is scheduled to be drilled before the fiscal year end, and results from this well will help to determine the work program to attempt production from the first well. The Company has a 37.5% working interest, before payout, in the Rocksprings project.

                           PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1. LEGAL PROCEEDINGS

          Information regarding Electromagnetic Oil Recovery, Inc. -v- Fireman's Fund Ins. Co. et al, No. 9301-12461, filed in the Court of Queen's Bench of Alberta, Judicial District of Calgary is reported in the Company's Form 10-QSB for the quarter ended February 28, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits and Index of Exhibits

             Exhibit 27: Financial Data Schedule

        (b)  Reports on Form 8-K

             Date of Report:  February 24, 1995
             Item 5.  Other Events
             Item 6.  Resignations of Registrant's Directors
             Item 7.  Financial Statements and Exhibits

             Date of Report:  May 15, 1995
             Item 5.  Other Events

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FOUNTAIN OIL INCORPORATED



Date: June 29, 1995                 By: /s/ Gary J. Plisga
                                        -------------------------------------
                                            Gary J. Plisga
                                            Executive Vice President

Date: June 29, 1995                 By: /s/ Arnfin Haavik
                                        -------------------------------------
                                            Arnfin Haavik
                                            Chief Financial Officer