Form 10QSB/A
period 1995-05-31
FOUNTAIN OIL INC
filed 1995-07-13
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       MAY 31, 1995


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ ______ TO _______________


COMMISSION FILE NUMBER       0-9147
                           -------------


                           FOUNTAIN OIL INCORPORATED
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               Delaware                                    91-0881481
  -------------------------------          -------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION  NO.)
   INCORPORATION OR ORGANIZATION)


  1400 Broadfield, Suite 200, Houston, Texas                77084
 --------------------------------------------            ------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                 713-492-6992
                         -----------------------------
                          (ISSUER'S TELEPHONE NUMBER)

                 1023 West 23rd Street, Tulsa, Oklahoma  74107
             ----------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes     X    No
                                                                 ---    ----

The number of shares outstanding of issuer's common stock on May 31, 1995 was 10,428,731.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes        No  X
    ----      ----

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity, Capital Resources and Changes in Financial Condition
  ---------------------------------------------------------------

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

The equity financing described above enabled the Company to meet the listing requirements for inclusion on the Nasdaq National Market, and on April 6, 1995, Fountain Oil began to trade on this market under the symbol "GUSH". Also, a secondary listing of the Company's shares began in May 1995 in Norway on the Oslo Stock Exchange. Prior to April 6, 1995, the Company's Common Stock was traded on the Nasdaq OTC Electronic Bulletin Board.

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

  Results of Operations
  ---------------------

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

Included in the general and administrative cost of $1,211,658 for the quarter ended May 31, 1995 are $704,334 related to external services. For the nine month period ended May 31, 1995, the general and administrative cost was $2,733,802, of which external services amounted to approximately 57% of the total general and administrative expense. A substantial portion of 1995 expense for external services represents fees for financial public relations activities which to a large extent are of a non-recurring nature and which have been paid primarily by the issuance of Common Stock. General and administrative expense for the three and nine-month comparable periods in fiscal 1994 were $79,160 and $230,725, respectively.

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


                                                 FOUNTAIN OIL INCORPORATED



Date: July 13, 1995                               By: /s/ Gary J. Plisga
                                                      ------------------------
                                                      Gary J. Plisga
                                                      Executive Vice President