Form 10KSB
period 1995-08-31
FOUNTAIN OIL INC
filed 1995-11-29
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended August 31, 1995

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

COMMISSION FILE NUMBER         0-9147

                           FOUNTAIN OIL INCORPORATED
                 (Name of small business issuer in its charter)

              Delaware                                   91-0881481
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                            No.)

1400 Broadfield Blvd., Suite 200, Houston, Texas         77084-5163
 (Address of Principal Executive Offices)                (Zip Code)

Issuer's Telephone Number:             (713) 492-6992

Securities Registered Under Section 12(b) of the Act:

        Title of Each Class          Name of  Exchange on Which Registered
              None                                  None

Securities Registered Under Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
       Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.    [X]

Issuer's revenues for its most recent fiscal year ended August 31, 1995 were $625,457.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 1995, was $51,781,803.

The number of shares outstanding of registrant's Common Stock on October 26, 1995 was 10,834,063.

DOCUMENTS INCORPORATED BY REFERENCE.  None

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  Yes [  ]  No [X]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         CORPORATE BACKGROUND

         Fountain Oil Incorporated ("Fountain" and, together with its consolidated subsidiaries, the "Company") was incorporated in Delaware in 1994 as a wholly owned subsidiary of Electromagnetic Oil Recovery, Inc., an Oklahoma corporation ("EORI"). In December 1994, EORI effectively reincorporated in Delaware through the merger of EORI with and into Fountain (the "Reincorporation"). The principal results of the Reincorporation were (i) a change in the Company's state of incorporation from Oklahoma to Delaware, (ii) the change in the Company's name to Fountain Oil Incorporated, (iii) accomplishing, in effect, a 1-for-25 reverse stock split through the conversion in the merger of each 25 shares of EORI Common Stock into one share of Fountain Common Stock, and (iv) the authorization of a class of Preferred Stock, no shares of which have yet been issued by the Company.

         Predecessors of the Company engaged in the oil and gas exploration and production business through 1987 and in the course thereof accumulated substantial losses. In 1988, EORI's Board of Directors approved a quasi-reorganization based substantially upon a shift in business focus from oil and gas exploration and production to providing the oil and gas industry with equipment and services related to a proprietary thermal stimulation process for heating heavy and paraffinic oil with electric current. In connection with the quasi-reorganization, the accumulated deficit in stockholders' equity was eliminated against capital in excess of par value. See Note 1 of Notes to Consolidated Financial Statements.

         The thermal stimulation process remained the Company's principal business through December 1994, and the Company continues to operate that business. Beginning in August 1994, a new management group with substantial experience in the international oil and gas industry has become involved with the Company, and the Company has begun to expand its activities into the acquisition and development of oil and gas properties, including engaging in such activities through production sharing, working interest, joint venture, stock ownership and other arrangements.

         OIL AND GAS PRODUCTION - ACQUISITION AND DEVELOPMENT

         The Company's primary focus is the acquisition of ownership interests in existing oil and gas fields that indicate a potential for increased production through rehabilitation of the properties. In addition to petroleum production potential, the Company, in evaluating prospective properties, looks for, among other characteristics, convenient access to oil and gas transportation and marketing systems and the existence of an infrastructure for oil and gas production. Fields meeting the Company's requirements are often found in countries that have lacked the expertise or economic resources to exploit such fields effectively. The Company is now involved at various stages in four projects in Eastern Europe - including one in the Republic of Adygea, Russian Federation, two in Ukraine and one in Albania.

         In addition to fields requiring rehabilitation, the Company seeks oil and gas properties which it believes it and its associates can operate more effectively than some other operators. This perceived advantage would arise out of a relatively smaller overhead or through the application of modern production techniques, including enhanced oil recovery techniques such as the Company's proprietary thermal stimulation process.

         EASTERN EUROPE

         Maykop Field, Republic of Adygea, Russian Federation

         Effective October 19, 1995, the Company acquired a 31% interest in Intergas, a Russian company having rights to develop the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation, which is near the Black Sea. Other shareholders of Intergas include the local government and Mostransgas, an affiliate of Gasprom which is the largest gas distribution group in Russia. The Company will be the operator of the Maykop Field on behalf of Intergas and will be responsible for arranging the financing of all drilling, development and other activities. The Company believes that the Maykop Field is presently producing approximately two million cubic feet of gas per day.

      The Company is preparing two rigs with drilling and well completion capabilities for shipment from the United States to the Republic of Adygea for use by Intergas in developing the Maykop Field. The initial phase of the field development program envisions the drilling of two new wells to assess the flow of primary gas production, together with the recompletion and stimulation using modern production techniques of five existing but non-producing wells. The information developed during the initial phase of the development program will be utilized in determining the program for the total field development.

      Intergas and Mostransgas have reached an agreement in principle under which Mostransgas would purchase the gas produced from the Maykop Field at a price that would currently be approximately US$80 per thousand cubic meters (approximately $2.27 per thousand cubic feet) before the cost of transportation within the Russian Federation, which Mostransgas has quoted at approximately $2.80 per thousand cubic meters per 100 kilometers (approximately $0.08 per thousand cubic feet per 100 kilometers). That price will be adjusted annually based upon fluctuations in the European Border table of World Gas Intelligence. Based upon discussions with Mostransgas, the Company believes that if sales were made at the present time, Intergas on average would receive approximately $2.00 per thousand cubic feet after transportation costs for gas delivered. All revenue from the sale of gas to Mostransgas is to be in a form fully convertible into U.S. dollars. No assurance can be given that these terms will be embodied in a definitive agreement entered into by the parties.

      Gorischt-Kocul Field, Albania

      In October 1995, the Company completed negotiations with Albpetrol, the Albanian national oil company, concerning a joint venture for the redevelopment of the Gorischt-Kocul oil field in Western Albania near the Adriatic port of Vlora. The Company believes that the Gorischt-Kocul Field currently produces approximately 1,200 barrels of oil per day from 160 producing wells, utilizing outdated equipment and technology.

      Albpetrol, on behalf of the joint venture, has requested a production license for the Gorischt-Kocul Field, and that request is pending before the Ministry of Mines and Energy. The joint venture agreement and the license will be submitted to the Council of Ministers of Albania which must give its approval before redevelopment work can begin.

      Under the terms of the contemplated joint venture, any increase in oil production above a "base" production level will be shared by Albpetrol and the Company on a 50:50 basis. Albpetrol will receive credit for "base" production on a declining basis established in the negotiations, and the Company will be the operator of the Gorischt-Kocul Field and as such will have responsibility for drilling, development and other activities as well as arranging financing for the project.

      The initial phase of the project, which will commence following execution of the joint venture agreement and receipt of all necessary approvals and license, is expected to include the drilling of one or more horizontal wells, test production, reservoir evaluation and detailed planning of the full field development.

      Boryslaw Field, Western Region, Ukraine

      The Company has signed an agreement with the Lviv Regional Council which contemplates the formation of a joint venture between the Ukraine National Oil Company ("Ukrnafta"), and the Company for the development of four oil fields in Western Ukraine. A joint venture agreement between Ukrnafta and the Company is being negotiated. The fields that are the subject of this agreement have not been fully developed previously because the area they occupy is environmentally sensitive and drilling restrictions have accordingly been imposed. The Company intends to pursue development of this field by drilling from locations outside the restricted area utilizing directional drilling technology.

      Lelyaki Field, Pryluki Region, Ukraine

      The Company has reached an agreement in principle to acquire 80% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN"), a Canadian corporation. UK-RAN, in turn, holds a 45% interest in Kashtan Petroleum, Ltd., a Ukrainian joint venture, in which Ukrnafta holds the other 55%. Kashtan Petroleum has been formed to perform an extended workover and developmental drilling of the Lelyaki Field in the Pryluki oil and gas region of the Chernogov Oblast, east of Kiev, in central Ukraine. Kashtan Petroleum has received the necessary government approvals and is now awaiting registration and licensing.

      Eastern European Projects

      While all oil and gas development and production activities are subject to uncertainties inherent in the oil and gas industry, the Company's projects in Eastern Europe described above are subject to certain special risks, including the following. The forms of government and the economic institutions in the countries in which the projects are located have been established relatively recently and accordingly may be subject to a greater risk of change and the risk of greater change than may be the case with respect to governments and economies that have been in existence for longer periods of time. The government is an important participant in the establishment of the arrangements defining each project, and there is a risk that a future government may seek to alter project arrangements. The infrastructures, labor pools, sources of supply, and legal and social institutions in these areas may not be equivalent to those the Company normally finds in connection with projects in North America.

      No assurance can be given that any or all negotiations will be satisfactorily concluded; that all governmental and quasi-governmental approvals, licenses and registrations required for the projects will be granted; that negotiated arrangements will be concluded; that oil and gas will be produced or that if produced will be produced in commercial quantities and will be sold at a profit and for consideration that can be repatriated to the United States in United States currency or some other form that is convertible into United States currency.

      NORTH AMERICA

      Rocksprings Field, Edwards County, West Texas

      As of August 31, 1995, the Company had a 37.5% working interest before payout and a 33.3% working interest after payout in 5,644 undeveloped gross acres (1,879 net acres) under lease which may be expanded through exercise of certain options expiring at various times in 1996 in the Rocksprings Gas Prospect. Two wells have been drilled by the group in which the Company is a working interest participant. In November 1995, the second of the two wells was completed in the Canyon sand interval and is producing, with the gas being sold at the spot market price. While the stimulation and testing of the Holman sand interval in the first well was unsuccessful, the Company and its associates intend to stimulate and test the Canyon sand formation in that well. Because the first Rocksprings well had not been proven to be productive at August 31, 1995, the capitalized cost associated with that well was charged against income at the end of fiscal 1995. An additional well drilled by a previous operator is also expected to be stimulated, tested and, if appropriate, completed in the Canyon sand interval. On the basis of a review of production results and test evaluations from these three wells expected to take place during the second quarter of fiscal 1996, the future development plans for the Rocksprings Field will be determined.

      West Mexia Field, East Texas

      The Company has a 50% working interest in the West Mexia Field, which the Company views as primarily an opportunity to test new technology for determining the remaining predictable oil between wells and in wells that have become early water producers. An initial well was drilled on this project in October 1995. The well contained a six foot oil-bearing zone and a twenty-four foot water-bearing zone. Future development plans will be determined upon review of a core analysis which is expected to be completed by the second quarter of fiscal 1996.

      Skiff Sawtooth Field, Alberta, Canada

      The Company has a 50% working interest in oil and gas leases covering approximately 320 undeveloped acres adjacent to a producing field. A portion of the acreage has a heavier grade of crude oil, and wells in that area may be used for testing and refining the Company's electrically induced thermal stimulation process for heavy oil. The Company has not yet been involved in any drilling in the Skiff Sawtooth Field.

      Inverness Unit, Alberta, Canada

      Effective September 1, 1995, Neutrino Resources, Inc., an Alberta corporation, acquired one-half of the shares of a Canadian subsidiary of the Company, in exchange for a 10% working interest in an Alberta oil producing unit. The Company believes that this unit is currently producing approximately 450 barrels per day.

      COMPETITION

      The oil and gas industry is composed of a large number of competitors ranging from some of the world's largest multinational companies to very small private concerns. Many of these competitors have much greater financial and other resources than the Company. In the competition to acquire oil and gas properties, the Company relies substantially on the relationships its officers have developed in the international oil and gas industry, as well as the Company's relatively low overhead structure which enables it to consider projects that would be deemed to be too small for consideration by many larger competitors. The loss of a significant portion of its management group could have a material adverse affect on the results of operations and prospects of the Company.

      TECHNOLOGY FOR ENHANCED PRODUCTION OF HEAVY OIL

      EEOR Process

      Fountain Oil's proprietary technology relates to a thermal stimulation process that electrically heats the oil reservoir near the well-bore, thereby lowering the viscosity of the oil (the "EEOR Process" - electrically enhanced oil recovery). In certain pilot projects, the EEOR Process increased the rate of recovery and may also increase total recovery. Unlike the other major thermal stimulation method for heavy oil - steam injection - Fountain Oil's process is environmentally benign, has no practical depth limit and is highly adaptable to different well conditions and configurations.

      The EEOR Process is applicable primarily to heavy oil. The term heavy oil is generally applied to oil with gravity ratings of 20 degrees API and below.
In addition, the EEOR Process is applicable to the production of oil having temperature related deposition problems relating to paraffin and other materials present in the oil that under certain conditions of temperature and pressure can precipitate from the oil being produced and clog reservoirs, well perforations, pumps or production tubing.

      In 1983, the Company entered into an arrangement with IIT Research Institute ("IITRI") pursuant to which IITRI conducted certain research and development related to the EEOR Process. Through the modification of that arrangement, the Company now has an exclusive, fully paid-up license for the patents and technology owned by IITRI relating to the EEOR Process. The Company also holds various patents, and has applications for certain foreign patents pending, relating to improvements to or variations of the base technology licensed to the Company by IITRI.

      The EEOR Process has been employed in pilot projects to determine its efficacy. Pilot projects have been conducted in, among other places, Brazil,
Canada, Holland and the United States.   A pilot project in China scheduled to
start in fiscal 1995 was delayed by the customer as a result of production problems experienced with the well in which the EEOR Process equipment was to have been installed. Installation of that equipment in another well is expected by the spring of 1996. In the fourth quarter of 1995, the Company became aware that a pilot project that was commenced in Canada in 1994 would be terminated by the operator in October 1995. The Company has been advised that the pilot project termination was not related to the functioning of the EEOR Process equipment. However, as a result of the termination of the Canadian project and the lack of new contracts during fiscal 1995, the Company determined that the recoverability of the carrying value of the EEOR Process patents was uncertain and accordingly recognized a $1.87 million impairment of the intangible assets associated with the EEOR Process. The Company intends to continue its efforts to commercialize the EEOR Process.

      The Company believes that its patent position is important in connection with maintaining its competitive position relating to the EEOR Process. The IITRI license agreement covers two United States patents that expire in 2002. The Company holds directly seven United States patents with expiration dates ranging from 2004 to 2009 and has two United States patent applications pending. In addition, there are sixteen issued foreign patents, expiring 2005 to 2014, and fourteen foreign patent applications currently pending based on the technology embodied in the United States patents and patent applications.

      The Company designs, purchases in the open market or contracts for the manufacture, assembles and then sells or leases the equipment employed in the EEOR Process. The Company generally sells the electrodes and cables that are placed "downhole" into the well and reservoir and generally leases the power conditioning units that convert the electrical energy available in the oilfield to the low frequency electricity needed to transmit the energy to the electrode placed in the reservoir. The Company also provides engineering services to customers for a fee.

      The Company also designs, purchases and assembles and then sells or leases equipment to heat production tubing in order to eliminate or reduce production problems relating to the deposition of material, such as paraffin, that precipitates out of oil being produced under certain conditions of temperature and pressure. In general, this equipment is less sophisticated than the equipment employed in reservoir heating.

      Suppliers

      The power conditioning units are presently being produced by Magna-Power Electronics, Inc. However, relations with alternative manufacturers are being established. The other equipment and components utilized in connection with the EEOR Process are standard items or easily fabricated custom parts and may be purchased from a number of manufacturers.

      Research and Development

      The EEOR Process has been designed for use and employed primarily in connection with vertical wells. The Company believes that in the future horizontal wells may play an increasingly important role in the production of heavy oil. Accordingly, the Company intends to engage, directly and through consultants, in research and development activities relating to the modification of the EEOR Process for use in connection with horizontal wells.

      In fiscal 1995, the Company spent approximately $54,000 on design development related to its new power conditioning unit, which was the only significant research and development expenditure during 1995.

      During the next year, the Company expects to install EEOR Process equipment in wells owned or controlled, in whole or part, by the Company in order to maximize flexibility in testing and access to data.

      Customers

      All producers of heavy oil and oil having concentrations of materials that could present deposition problems that would be alleviated by heating are potential customers of the EEOR Process, and the producers of oil with such deposition problems are potential customers for the Company's production tubing heating system.

      Distribution

      The Company distributes its products primarily through direct selling by Company personnel. In addition, the Company has from time to time had representatives or distributors in various foreign countries. The Company expects to increase its use of representatives and distributors in foreign countries in an effort to develop sales outside of North America.

      Competition

      The principal competition of the EEOR Process is a process based upon injecting steam into wells to heat oil reservoirs. The steam process can heat thicker zones faster and can heat larger volumes of a reservoir than the EEOR Process. The steam process works best in thick, widespread formations but may not be effective in various reservoirs by reason of factors such as climate, depth, thickness, permeability variations, faulting, low porosity and incompatibility of fresh water with reservoir constituents. The EEOR Process appears to be effective under most conditions.

      The EEOR Process has significant environmental advantages over the steam process. The steam process utilizes substantial quantities of pure water in producing the steam, and then steam condensate polluted with salt and petroleum constituents, some of which may be carcinogenic, is returned with the oil and must be recycled or disposed of. The EEOR Process neither utilizes fresh water nor produces condensate. The energy generated for the EEOR Process can normally be generated in a central facility with better pollution control measures than those available onsite where energy for the steam process is normally produced, and the EEOR Process is normally more energy efficient. Environmental considerations are generally more important with respect to projects in the more highly developed economies, such as the United States, Canada and Western Europe.

      The steam process generally is not provided on a service basis by third party suppliers but rather is implemented by the operator of the oilfield as part of production activities. The steam process requires substantial capital investment, which establishes a barrier to competitive systems for those fields where the steam process is already in place.

      The principal dimensions of competition for reservoir heating systems are the relative effectiveness, reliability and cost-effectiveness of the competing systems; the environmental impact of the competing processes; and the ability of the competing suppliers to respond to customers' needs in a timely fashion.

      The Company's tubing heating system is not proprietary, and the market for it is more competitive than the reservoir heating market. The principal basis of competition for tubing heating systems is price.

      EMPLOYEES

      As of October 31, 1995, the Company had nineteen employees, of which seventeen are full time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company does not have complete ownership of any real property. The Company leases office space in Calgary, Alberta, Houston, Texas, London, England and Asker, Norway under leases having remaining terms varying from twenty-four
to sixty months.   See "Item 1.  Description of Business" regarding activities in oil and gas properties.

      Joint ventures, corporations and other associations with which the Company is affiliated as a co-venturer, shareholder or other participant have or propose to obtain rights to explore for and extract oil and gas under minerals leases and licenses.

         Since September 1, 1994, the beginning of the Company's most recent fiscal year, the Company has not filed with or included in reports to any Federal authority or agency any estimates of total, proved net oil or gas reserves. During the past three fiscal years, the Company has not had any substantial production of oil and gas. In October 1995, the Company completed its first productive well, located in the Rocksprings gas field in Edwards County, Texas, and gas production from this well commenced in November 1995.

         As of August 31, 1995, the Company had a 37.5% working interest before payout and a 33.3% working interest after payout in 5,644 undeveloped gross acres (1,879 net acres) under lease which may be expanded through exercise of certain options expiring at various times in 1996 in the Rocksprings Gas Prospect.

         The Company did not drill any exploratory wells or development wells in fiscal 1993 and 1994. In fiscal 1995, the Company drilled three gross wells (1.3 net wells), two of which were exploratory and located in the Rocksprings gas field in Edwards County, Texas, and one of which was dry development and located in Evangeline Parish, Louisiana. Of the two Rocksprings wells, one has been completed, and the other is awaiting stimulation and testing of its Canyon sand interval, after which a decision regarding completion will be made. The Louisiana well was abandoned as a dry hole.

         As of the date of filing this document, the Company has no drilling operations underway.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a defendant in, nor is any of its property subject to, any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Fountain's security holders during the fourth quarter of the fiscal year ended August 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Fountain's Common Stock is currently traded on the Nasdaq National Market System under the symbol "GUSH." It is also listed and traded on the Oslo Stock Exchange under the symbol "FOO." Fountain's Common Stock was traded on the Nasdaq OTC Electronic Bulletin Board under the symbol "EORI" until April 5, 1995.

         High and low bid prices reported for the period through April 5, 1995 are from the OTC Electronic Bulletin Board records and reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions, and may not necessarily represent actual transactions. Prices reported for the periods beginning April 6, 1995 are from the NASDAQ Stock Market and reflect trade prices.

         During December 1994, the Company effected a 1-for-25 reverse split of the Company's Common Stock. Figures for the periods prior to the effective date of the reverse stock split have been restated to give effect to the reverse stock split.


              BY FISCAL QUARTER IN THE
                 FISCAL YEAR ENDED                    COMMON STOCK
                  AUGUST 31, 1995                 HIGH             LOW
              ----------------------------  -----------------  ------------
               November 30, 1994                        $4.65         $3.38
               February 28, 1995                         6.75          2.25
               May 31, 1995                              7.38          4.19
               August 31, 1995                           7.00          5.19





                BY FISCAL QUARTER IN THE
                  TEN MONTHS ENDED                     COMMON STOCK
                   AUGUST 31, 1994                HIGH              LOW
              ----------------------------  -----------------   -----------
               January 31, 1994                         $1.00         $.125
               April 30, 1994                            3.75           .25
               July 31, 1994                             5.00          1.25
               August 31, 1994                           5.00          3.00

         On August 31, 1995, the number of holders of record of the Common Stock of Fountain was approximately 2,091. The Company has not paid any dividends to its shareholders. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         As of August 31, 1995, the Company had current assets of $5,290,601, of which $4,791,645 was in the form of cash and cash equivalents, and current liabilities of $1,102,432, leaving the Company with working capital of $4,188,169. Total stockholders' equity as of August 31, 1995 was $9,607,890.

         In August 1994, the Company completed a financing that provided approximately $1,737,000 in additional equity, net of expenses. As a result of this financing, the Company reported, as of August 31, 1994, current assets of $1,745,064, cash and cash equivalents of $1,520,061, working capital of $1,145,174 and stockholders' equity of $4,180,793.

         During February and March 1995, the Company issued and sold an aggregate of 811 units ("Units"), each consisting of 4,000 shares of its Common Stock, par value $0.10 per share, and warrants expiring February 28, 1997 to purchase up to 4,000 shares of Common Stock at an exercise price of $6.00 per share. The Company received gross proceeds of $11,354,000 and net proceeds of $10,320,659 from the sale of such Units.

         In connection with the issuance and sale of the Units, the Company also issued warrants (the "Placement Warrants") expiring February 28, 1997 to purchase up to 1,139,800 shares of Common Stock at an exercise price of $5.10 per share to non-US persons that assisted with the distribution of the Units. The Units and the Placement Warrants may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirement contained therein. During the year ended August 31, 1995, the Company also issued 28,570 shares of its Common Stock upon conversion of an aggregate of $50,000 principal amount of notes payable and an aggregate of 715,066 shares upon exercise of stock purchase warrants for aggregate consideration of $976,171.

         As of August 31, 1995, the Company had a total of 4,927,977 warrants outstanding with an average exercise price of $5.30 per share. Substantially all of the outstanding warrants can be called at any time if the Company's Common Stock is then trading at prices in excess of specified minimum prices of $7 or less. In addition, on that date the Company had outstanding options to acquire 400,000 shares of Common Stock at a price of $1.50 per share expiring August 16, 1999.

         The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock. Most of these obligations are subject to the satisfaction of various conditions related to, among other things, formalization of project relationships and achievement of specified project performance standards. At August 31 and October 31, 1995, respectively, the Company had unconditional obligations regarding the development of oil and gas projects amounting to $0 and $125,199, respectively. At those dates, commitments conditioned on formalization of project relationships, project performance and other matters amounted to $500,000 and 550,000 shares and $1,500,000 and 1,550,000 shares, respectively. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred.

         Developing the oil and gas projects in which the Company has or expects to acquire an interest, which are described in "Item 1. Description of Business," is expected by the Company to require a net cash outlay from the Company in the range of $20 to $25 million during fiscal 1996. The Company has some flexibility in postponing or reducing the cash outlay by revising project programs or delaying specific activities.

         The Company anticipates financing the net development costs of such projects through a combination of equity financing by the Company and debt financings either by the Company or by the joint ventures or other entities that have the development rights to such projects. Debt financing will be sought from both international development agencies, such as the European Bank of Reconstruction and Development and the United States Overseas Private Investment Corporation, and conventional lenders. There can be no assurance that the Company will be able to arrange either the equity or debt financing necessary to develop such projects and support its corporate activities or that such financing as is available will be on terms that are attractive or acceptable to the Company or are deemed to be in the best interests of the Company and its shareholders. The consolidated financial statements have been prepared under the assumption of a going concern. Failure of the Company to arrange such debt and equity financing on reasonable terms would have a material adverse effect on the results of operations, financial condition, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

         RESULTS OF OPERATIONS

         In September 1994, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to August 31. Comparisons made are for a twelve-month period for the fiscal year ended August 31, 1995 and a ten-month period for the fiscal year ended August 31, 1994. With the expansion of the Company's lines of business, comparative results of operations between 1994 and 1993 are not meaningful.

         The Company recorded operating revenue of $625,457 during the year ended August 31, 1995. For the ten month period ended August 31, 1994, operating revenues amounted to $3,613. All revenue relates to sales and rentals of and services related to electrically enhanced oil recovery equipment.

         The operating loss for the year ended August 31, 1995 amounted to $7,882,920. For the ten months ended August 31, 1994, the operating loss was $1,466,345.

         General and administrative expense for fiscal 1995 amounted to $4,012,510 compared to $372,777 for the ten months ended August 31, 1994. This increase reflects the build-up of an organization and infrastructure for the Company's oil and gas activities. Included in fiscal 1995 general and administrative expense is $1,843,397 related to external services. Approximately 62% of fiscal 1995 expense for external services represents fees for financial public relations activities which to a large extent are of a non-recurring nature and which have been paid primarily by the issuance of Common Stock.

         Of the total depreciation and amortization costs of $1,156,772 reported for the year ended August 31, 1995, $892,411 represents amortization of intangible assets. The intangible assets consisted of patent rights for the Company's electrically enhanced oil recovery technology which would have had a net value of $1,866,600 at August 31, 1995. Due to the termination of a pilot project conducted in Canada during fiscal 1994 and 1995 and the lack of new contracts associated with the EEOR Process during fiscal 1995, the Company determined that the recoverability of the carrying value of the patent rights was uncertain and accordingly recognized a $1,866,600 impairment of the intangible assets associated with the EEOR Process. The Company intends to continue its efforts to commercialize the EEOR Process. Depreciation and amortization expense for the ten months ended August 31, 1994 was $868,423 which principally represents amortization of intangible assets.

         The Company also recorded a 1995 year-end charge to income of $608,181 based on impairment of assets related to the first well drilled in the Rocksprings, West Texas project and the dry hole drilled in Evangeline

Parish, Louisiana. At August 31, 1995, the Company had not established that the first Rocksprings well would be productive, after attempts to achieve sustained production from the Holman sands were unsuccessful. This well does, however, contain a Canyon sand interval, which the Company intends to stimulate and test.

         At the end of fiscal 1995, the Company also made a charge to impairment of assets of $175,450 related to existing heating equipment which became obsolete because of the Company's recent technical advances. In addition, the Company recorded a 1995 year-end charge to income of $57,602 based on impairment of assets related to the write down of inventory to its estimated net realizable value.

         As of August 31, 1995, the Company had capitalized $1,909,890 related to oil and gas projects. Of the capitalized amount, $1,358,205 relates to projects in Eastern Europe and $551,685 to oil and gas properties in the United States.

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The Company will adopt this new accounting standard in accordance with the provisions thereof. The Company has not determined the impact of adopting this standard.

         The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses would be the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company does not speculate in foreign currencies or maintain significant foreign currency cash balances.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         With the expansion of the Company's business, the Board of Directors determined on September 8, 1994 that it would be appropriate to engage a firm with worldwide capabilities as the principal accountant to audit the Company's financial statements and accordingly dismissed Cross and Robinson as such principal accountant. Cross and Robinson's reports on the financial statements of the Company for the fiscal years ended October 31, 1993 and 1992 contained an explanatory paragraph describing an uncertainty about the Company's ability to continue as a going concern. There were no disagreements between the Company and the former principal accountant in the period since the beginning of fiscal 1992 through the interim period ended September 8, 1994, on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of the former principal accountant, would have caused it to make a reference to the subject matter thereof in connection with its reports. On September 13, 1994, the Company engaged Coopers & Lybrand L.L.P. as the principal accountant to audit its financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES


Name                                                             Age                  Position
---------------------------------------------------------------  ---  ----------------------------------------

             Robert A. Halpin (1)                                 60  Chairman of the Board
             Oistein Nyberg                                       53  Director, President and
                                                                       Chief Executive Officer
             Einar Bandlien                                       47  Director and Executive Vice President,
                                                                       Business Development
             Nils N. Trulsvik                                     46  Director and Executive Vice  President
             Stanley D. Heckman (1)                               56  Director
             Eugene J. Meyers                                     61  Director
             Arild Boe                                            47  Executive Vice President,
                                                                       International Production
             Arnfin Haavik                                        52  Executive Vice President and
                                                                       Chief Financial Officer
             Svein E. Johansen                                    51  Executive Vice President, EOR Technology
             Gary J. Plisga                                       52  Executive Vice President, Americas
             Ravinder S. Sierra                                   43  Vice President, Operations
                                                                       EOR International Inc. (Key Employee)

------------------
      (1)  Member of Audit and Compensation Committees.

      ROBERT A. HALPIN was elected a Director on March 4, 1995 and Chairman of the Board on November 14, 1995. Mr. Halpin has long experience in the oil and gas industry. From 1989 to his retirement September 1993, he served as Vice President for International Exploration and Production with Petro-Canada. In October 1993, Mr. Halpin became President of Halpin Energy Resources Ltd., a firm he formed to provide advisory services to energy companies with emphasis on international petroleum projects.

      OISTEIN NYBERG was elected a Director on March 4, 1995 and President and Chief Executive Officer effective March 9, 1995. From January 1984 to March 1995, Mr. Nyberg was Managing Director of Smedvig Technology A/S, a Norwegian technology company, of which he was one of the founders. Among other services, Smedvig provides consulting services within the areas of reservoir evaluation, production drilling and well control.

      EINAR BANDLIEN was elected a Director on August 17, 1994, Senior Vice President of Business Development on December 15, 1994 and Executive Vice President of Business Development on November 14, 1995. Mr. Bandlien is a petroleum expert with extensive experience in exploration and petroleum resource management. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including Director of International Activities from 1987 to 1991 and Chairman from 1990 to 1993. He was a Special Advisor to Nopec from 1993 to 1994. Mr. Bandlien also served as Executive Secretary of the Norwegian Petroleum Resource Management Alliance from 1991 to 1993.

      NILS N. TRULSVIK was elected a Director on August 17, 1994. He has served the Company as Executive Vice President from September 8, 1994 until November 21, 1994; as President and Chief Executive Officer from November 21, 1994 to March 9, 1995 and as Executive Vice President since March 9, 1995. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

      STANLEY D. HECKMAN was elected a Director on March 4, 1995. For more than the past five years, Mr. Heckman has been the owner of JSB Services Corp., a company whose primary business is in real estate development and investments.

      EUGENE J. MEYERS was elected a Director on January 3, 1994 and served as Chairman of the Board from January 3, 1994 to November 14, 1995. He served as Chief Executive Officer from August 16, 1994 until November 21, 1994 and as President from September 8, 1994 to November 21, 1994. Mr. Meyers is also President and owner of GSM Financial Corporation. Through such company and other companies, Mr. Meyers has been involved in real estate development and investments for the past 30 years.

      ARILD BOE was elected Senior Vice President, Project Development on August 1, 1995 and Executive Vice President, International Production on November 14, 1995. From 1992 to August 1995, Mr. Boe served as Managing Director of Petec A/S, a Norwegian reservoir engineering consulting company. During 1991 he was Managing Director of IPAC A/S, a Norwegian company involved in the development and sales of petroleum-related software. During 1990, Mr. Boe was Commercial Director of Smedvig Technology A/S.

      ARNFIN HAAVIK was elected Executive Vice President and Chief Financial Officer on February 1, 1995. From 1981 to 1992, he served as Vice President of Finance with Nopec a.s., of which he was one of the founders. From 1992 until the fall of 1994, Mr. Haavik was the Managing Director of Nopec UK Limited, London. From the fall of 1994 until he joined the Company, he served as Managing Director of Petroleum Geo Services UK Ltd., London.

      SVEIN E. JOHANSEN was elected Executive Vice President, EOR Technology on December 15, 1994. From 1981 until 1992, he held various positions with Nopec a.s., of which he was one of the founders, including Managing Director from 1981 to 1987, and Managing Director of Nopec UK Limited, London from 1989 to 1992. From 1992 and until joining the Company in 1994, he served as Managing Director of PGS Reservoir Services a.s., a subsidiary of Petroleum Geo Services A/S, Oslo, Norway.

      GARY J. PLISGA was elected an Executive Vice President of the Company, with responsibility for oil and gas activity in the Americas, effective January 16, 1995. He provided consulting services to the Company from October 1994 to January 1995. From 1991 to 1994, Mr. Plisga was employed by BPX Colombia, the exploration and production subsidiary of British Petroleum in Colombia, as Production Superintendent and as Field Manager for the Cusiana Field. During 1990 and 1991, he was Production Manager South for Tex/Con Oil and Gas Company.

      RAVINDER S. SIERRA was elected Vice President, Operations of the Company's subsidiary, EOR International Inc. on December 15, 1994. Mr. Sierra first joined EOR International Inc. in November 1990 as Senior Project Engineer. Mr. Sierra has over 16 years experience in the international oil and gas industry.

      Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the directors, subject to the provisions of employment agreements, if any.

ITEM 10.  EXECUTIVE COMPENSATION

          COMPENSATION OF CERTAIN EXECUTIVE OFFICERS

          The following table shows all compensation (stated in U.S. dollars) paid or accrued by Fountain Oil and its subsidiaries during the fiscal year ended October 31, 1993, the ten month period ended August 31, 1994 and the fiscal year ended August 31, 1995 to certain executive officers of the Company (the "Named Officers").


                                                  SUMMARY COMPENSATION TABLE


                                     Annual Compensation             Long-Term Compensation
                            -------------------------------------    ----------------------
                                                         Other             Securities
                                                         Annual            Underlying            All Other
Name and                                                Compen-             Options/              Compen-
Principal Position          Year  Salary($)  Bonus($)   sation($)            SARs(#)              sation ($)
------------------          ----  --------  ---------  -----------   ----------------------    -------------
Oistein Nyberg              1995   113,246        ---       24,199          ---                   6,125  (7)
(1)                         1994       ---        ---          ---       44,000  (6)                ---
                            1993       ---        ---          ---          ---                     ---

Nils N. Trulsvik            1995   147,754        ---          ---          ---                   6,344  (7)
(2)                         1994       ---        ---          ---       60,000  (6)                ---
                            1993       ---        ---          ---          ---                     ---

Eugene J. Meyers            1995   141,667     50,000          ---          ---                   7,063  (7)
(3)                         1994   150,000        ---          ---       66,667                     ---
                            1993       ---        ---          ---          ---                     ---

Arnfin Haavik               1995    92,685        ---       24,234          ---                   6,279  (7)
(4)                         1994       ---        ---          ---       36,000  (6)                ---
                            1993       ---        ---          ---          ---                     ---

Gary J. Plisga              1995   104,777        ---          ---          ---                   6,556  (7)
(5)                         1994       ---        ---          ---          ---                     ---
                            1993       ---        ---          ---          ---                     ---

------------------
(1) Mr. Nyberg was elected President/CEO on March 9, 1995. Other annual compensation paid in fiscal 1995 includes $11,899 in a housing allowance and $7,738 in childrens' school fees.

(2) Mr. Trulsvik served as Executive Vice President from September 8, 1994 to November 21, 1994; as President/CEO from November 21, 1994 to March 9, 1995 and as Executive Vice President since March 9, 1995. Mr. Trulsvik's salary in fiscal 1995 includes $33,722 as the value of 10,900 shares received in lieu of cash compensation.

(3) Mr. Meyers was elected an officer of the Company January 3, 1994 and served as CEO from August 16, 1994 to November 21, 1994.

(4) Mr. Haavik was elected Executive Vice President/Chief Financial Officer on February 1, 1995. Other annual compensation paid in fiscal 1995 includes $20,505 for a housing allowance.

(5) Mr. Plisga was elected Executive Vice President, Americas on January 16,
    1995.   Mr. Plisga's salary in fiscal 1995 includes $25,610 paid for consulting services provided by him in fiscal 1995 before his employment by the Company.

(6) Options were granted in August 1994. The options expire August 16, 1999 and are exercisable only while the holder renders services to the Company as an officer, director, employee, consultant or advisor or within six months after the holder ceases to render such services.

(7) Represents the Company's contributions or accruals to retirement/pension plans.

                         FISCAL YEAR END OPTION VALUES

      Shown below is information regarding the value of unexercised stock purchase warrants and options (referred to as "options" in the following table) held by the Named Officers as of August 31, 1995.


                            Number of Shares               Value of Unexercised In-the-
                     Underlying Unexercised Options          Money Options at Fiscal
Name                    Held at Fiscal Year End                 Year End (1)
----                -------------------------------  -------------------------------------
                      Exercisable     Unexercisable  Exercisable        Unexercisable
                    ----------------  -------------  ------------  -----------------------

Oistein Nyberg                44,000              0     $195,250                        $0
Eugene J. Meyers              66,667              0     $295,834                        $0
Nils N. Trulsvik              60,000              0     $266,250                        $0
Arnfin Haavik                 36,000              0     $159,750                        $0
Gary J. Plisga                     0              0     $      0                        $0


--------------
(1) Represents the difference between the market value on August 31, 1995 and the exercise price.

      COMPENSATION OF DIRECTORS

      For the fiscal year ended August 31, 1995, the Company paid Directors who were not employees of the Company fees at the rate of $14,000 per year. In addition, the Company paid Directors who were not employees of the Company fees at the rate of $3,000 per year for service on committees of the Board of Directors. The Company currently has three committees. Mr. Halpin serves on the Audit, Compensation and Petroleum Committees. Mr. Heckman serves on the Audit and Compensation Committees. The Company also pays a fee of $1,000 per day, other than a day on which the Board meets, for those days spent by a Director who is not an employee, on the business of the various committees which are in excess of one day per year with respect to the Compensation Committee and three days per year with respect to the Audit Committee and the Petroleum Committee. The Company also pays ordinary out-of-pocket expenses for attending Board and Committee meetings.

      Halpin Energy Resources, Ltd., which is controlled by Mr. Halpin, also provided consulting services in the area of petroleum projects to the Company and was paid $20,500 during the fiscal year for such services. $7,500 of such amount related to services provided after Mr. Halpin was elected a Director.

      EMPLOYMENT CONTRACTS

      The Company has entered into Employment Contracts with each of Oistein Nyberg, Nils Trulsvik, Arnfin Haavik and Gary Plisga which may be terminated by either party on six months written notice. The contracts provide for an annual salary of $150,000 US which is subject to renegotiations at the end of each fiscal year. In addition, beginning with April 1, 1995, each person receives an allowance equal to 12.5% of his base salary which is used to provide minimum life and disability insurance coverage for each such person. The remainder of such allowance may be used by each person for additional life, medical or accident insurance and to fund pension/retirement plans. The Company reserves the right to review the 12.5% allowance every three years. Each person is also entitled to receive a full year's salary in the event he is unable to provide services due to sickness or injury.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of October 25, 1995 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's stock, by each director and Named Officer of the Company and by all directors and executive officers of the Company as a group.


                                           Amount and Nature of
Name of Beneficial Owner*                  Beneficial Ownership   Percent of Class
-----------------------------------------  ---------------------  -----------------
John M. and Renee A. Liviakis  (1)              824,000                       7.61%
Liviakis Financial Communications, Inc.
2118 "P" Street, Suite C
Sacramento, California  95816

Tom Landry, Jr.                                 552,440 (2)                   5.10%
8411 Preston Road, Suite 720 LB3
Dallas, Texas  75225

Eugene J. Meyers                                527,728 (3)                   4.84%
Nils N. Trulsvik                                202,900 (4)                   1.85%
Einar Bandlien                                  179,968 (5)                   1.65%
Oistein Nyberg                                  176,000 (6)                   1.61%
Arnfin Haavik                                   168,000 (7)                   1.54%
Stanley D. Heckman                              100,793 (8)                    **
Robert A. Halpin                                 12,000 (9)                    **
Gary J. Plisga                                    8,300                        **

All executive officers and
directors as a group (10 persons)             1,710,850 (10)                 14.95%

--------------
*    Includes addresses of beneficial owners of 5% or more of Common Stock.
**   Less than 1%.

(1) John M. and Renee A. Liviakis, husband and wife, are the sole shareholders and principal officers of Liviakis Financial Communications, Inc., which is the owner of record of the shares listed.

(2) Includes 123,200 shares owned of record by Touchdown Corporation, of which Mr. Landry is a control person; 264,481 shares owned of record by the CNW Irrevocable Trust dated September 10, 1991, of which Mr. Landry is Trustee; and 48,000 shares owned of record by the CNW Irrevocable Trust II dated December 11, 1991, of which Mr. Landry is Trustee.

(3)   Includes 66,667 shares underlying presently exercisable warrants.

(4) Includes 8,000 shares owned by two sons (as to which beneficial ownership is disclaimed), 44,000 shares underlying presently exercisable warrants and 60,000 shares underlying presently exercisable options.

(5) Includes 44,000 shares underlying presently exercisable warrants and 44,000 shares underlying presently exercisable options.

(6) Includes 44,000 shares underlying presently exercisable warrants and 44,000 shares underlying presently exercisable options.

(7) Includes 44,000 shares underlying presently exercisable warrants and 36,000 shares underlying presently exercisable options.

(8)   Includes 14,286 shares underlying presently exercisable warrants.

(9)   Represents 12,000 shares underlying presently exercisable options.

(10) See Notes 3-9; also includes 179,161 issued shares and 156,000 shares underlying currently exercisable warrants and options held by executive officers not named in the foregoing table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 27, 1995, the Company paid the principal and accrued interest due on a $245,000 note payable to certain shareholders of the Company, including Touchdown Corporation, which is controlled by Tom Landry, Jr., a more than 5% shareholder, and a former President and Director of the Company. In connection with the repayment, Touchdown Corporation received $75,000 of principal and $3,250 of accrued interest.

      During 1991, the Board of Directors of the Company purported to approve additional compensation in the amount of $75,000 per year to be due Mr. Landry at the beginning of each of his two years of employment commencing August 1, 1991 with payments to be made on a deferred basis when adequate funds were determined by the Board of Directors to be available. Unpaid amounts were to bear interest. This liability had been classified as non-current since 1992 as the Board of Directors had not identified adequate funds to satisfy such liability. In addition, various liabilities had been accrued by the Company to reflect claims by parties affiliated with Mr. Landry. In June 1995, the Company settled all claims with Mr. Landry and his affiliates by paying $146,315 and transferring equipment with a net book value of $9,547. Since the liabilities thus discharged were carried at $195,628, a gain on settlement of $39,766 was recorded.

      On December 20, 1994, the Company entered into a Consulting Agreement with Liviakis Financial Communications, Inc. ("Liviakis") pursuant to which Liviakis has undertaken for a two year period to advise and assist the Company with respect to its corporate finance and financial public relations activities including performing on behalf of the Company functions generally associated with corporate investor relations and public relations departments, disseminating information regarding the Company to the investment community and preparing materials relating to the Company. For undertaking the engagement and for its services under the Consulting Agreement, the Company issued to Liviakis 790,000 shares of the Company's Common Stock and is paying Liviakis an annual fee of $40,000. Liviakis paid $79,000, or par value, to the Company in connection with the issuance of the shares. The Company's Board of Directors valued these shares, which were issued without registration under the Securities Act of 1933, as amended, at 62.5% of the mean between the bid and asked prices for the Company's Common Stock at the time the Consulting Agreement was executed, or an aggregate of $1,296,000. The Company is charging the cost of the consulting services against income over the term of the Consulting Agreement based upon the expected rate at which effort would be expended by Liviakis over such term in connection with this engagement. During the fiscal year ended August 31, 1995, $1,134,875 was charged against income with respect to the Consulting Agreement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)  EXHIBITS

                    Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)

             2(1) Agreement and Plan of Merger between Electromagnetic Oil Recovery, Inc. and Fountain Oil Incorporated dated November 18, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

             2(2) Certificate of Ownership and Merger as filed with the States of Delaware and Oklahoma on December 16, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

             2(3) Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated August 10, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

             2(4) Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

             3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994 Form 8-K).

             3(2) Registrant's Bylaws (Incorporated herein by reference from December 16, 1994 Form 8-K).

             10(1) License Agreement among IIT Research Institute, ORS Corporation and Uentech Corporation dated October 27, 1986 (Incorporated herein by reference from October 31, 1986 Form 10-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             10(2) Amendment to Revised Single Well Technology License Agreement Dated October 27, 1986.

             *10(3) Securities Compensation Plan (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             *10(4) Form of Certificate for Common Stock Purchase Warrants
                    issued pursuant to the Securities Compensation Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 33-82944 filed on August 17, 1994, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             *10(5) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             *10(6) Form of Certificate for Common Stock Purchase Warrants
                    issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             *10(7) Employment Agreement between Fountain Oil Incorporated and Oistein Nyberg.

             *10(8) Employment Agreement between Fountain Oil Incorporated and Nils N. Trulsvik.

             *10(9) Employment Agreement between Fountain Oil Incorporated and Einar H. Bandlien.

             *10(10) Employment Agreement between Fountain Oil Incorporated and Arnfin Haavik.

             *10(11) Employment Agreement between Fountain Oil Incorporated and Svein E. Johansen.

             *10(12) Employment Agreement between Fountain Oil Incorporated and Arild Boe.

             *10(13) Employment Agreement between Fountain Oil Incorporated and Gary J. Plisga.

             *10(14) Employment Agreement between Fountain Oil Incorporated and Robert B. Case.

             *10(15) Employment Agreement between Fountain Oil Incorporated and Ravinder S. Sierra.

             *10(16) Employment Agreement between Fountain Oil Incorporated and Susan E. Palmer.

              10(17) Consulting Agreement between Fountain Oil Incorporated and
                     Liviakis Financial Communications, Inc. dated December 20, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

              16 Letter Regarding Change in Certifying Accountants (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

              21     List of Subsidiaries.

              23     Consent of Coopers & Lybrand L.L.P.

              27     Financial Data Schedule.

      (B)  REPORTS ON FORM 8-K:

          None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN OIL INCORPORATED
     (Registrant)


By:   /s/Oistein Nyberg                                             Date:  November 28, 1995
      -----------------------------------------------------
      Oistein Nyberg, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/Oistein Nyberg                                             Date:  November 28, 1995
      -----------------------------------------------------
      Oistein Nyberg, Director, President and
      Chief Executive Officer


By:   /s/Arnfin Haavik                                              Date:  November 28, 1995
      -----------------------------------------------------
      Arnfin Haavik, Executive Vice President and
      Chief Financial Officer
      (Principal Financial and Accounting Officer)


By:   /s/Robert A. Halpin                                           Date:  November 28, 1995
      -----------------------------------------------------
      Robert A. Halpin
      Chairman of the Board of Directors


By:   /s/Einar H. Bandlien                                          Date:  November 28, 1995
      -----------------------------------------------------
      Einar H. Bandlien, Director


By:   /s/Stanley D. Heckman                                         Date:  November 28, 1995
      -----------------------------------------------------
      Stanley D. Heckman, Director


By:   /s/Eugene J. Meyers                                           Date:  November 28, 1995
      -----------------------------------------------------
      Eugene J. Meyers, Director


By:   /s/Nils N. Trulsvik                                           Date:  November 28, 1995
      -----------------------------------------------------
      Nils N. Trulsvik, Director


                                 EXHIBIT INDEX


EXHIBIT                                                                                FILED WITH
NUMBER                                    EXHIBIT                                      THIS REPORT
------                                    -------                                    ----------------

2(1)    Agreement and Plan of Merger between Electromagnetic Oil Recovery, Inc.
        and Fountain Oil Incorporated dated November 18, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

2(2) Certificate of Ownership and Merger as filed with the States of Delaware and Oklahoma on December 16, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

2(3)    Agreement Relating to the Sale and Purchase of All the Issued Share
        Capital of Gastron International Limited dated August 10, 1995 by and among
        Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser,
        and John Richard Tate as Warrantor (Incorporated herein by reference from
        October 19, 1995 Form 8-K).

2(4)    Supplemental Agreement Relating to the Sale and Purchase of All the Issued
        Share Capital of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil
        Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated
        herein by reference from October 19, 1995 Form 8-K).

3(1)    Registrant's Certificate of Incorporation and amendments thereto
        (Incorporated herein by reference from December 16, 1994 Form 8-K).

3(2)    Registrant's Bylaws (Incorporated herein by reference from December 16,
        1994 Form 8-K).

10(1)   License Agreement among IIT Research Institute, ORS Corporation and
        Uentech Corporation dated October 27, 1986 (Incorporated herein by reference from October 31, 1986 Form 10-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

10(2)   Amendment to Revised Single Well Technology License Agreement Dated
        October 27, 1986.                                                                        X

*10(3)  Securities Compensation Plan (Incorporated herein by reference from
        August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(4)  Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan (Incorporated herein by reference from
        Form S-8 Registration Statement, File No. 33-82944 filed on August 17,
        1994, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(5) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994
        Form 10-KSB).


                                 EXHIBIT INDEX
                                   continued


EXHIBIT                                                                                FILED WITH
NUMBER                                    EXHIBIT                                      THIS REPORT
------                                    -------                                    ----------------

*10(6) Form of Certificate for Common Stock Purchase Warrants issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(7)       Employment Agreement between Fountain Oil Incorporated and Oistein Nyberg.          X

*10(8)       Employment Agreement between Fountain Oil Incorporated and Nils N. Trulsvik.        X

*10(9)       Employment Agreement between Fountain Oil Incorporated and Einar H. Bandlien.       X

*10(10)      Employment Agreement between Fountain Oil Incorporated and Arnfin Haavik.           X

*10(11)      Employment Agreement between Fountain Oil Incorporated and Svein E. Johansen.       X

*10(12)      Employment Agreement between Fountain Oil Incorporated and Arild Boe.               X

*10(13)      Employment Agreement between Fountain Oil Incorporated and Gary J. Plisga.          X

*10(14)      Employment Agreement between Fountain Oil Incorporated and Robert B. Case.          X

*10(15)      Employment Agreement between Fountain Oil Incorporated and Ravinder S. Sierra.      X

*10(16)      Employment Agreement between Fountain Oil Incorporated and Susan E. Palmer.         X

10(17)       Consulting Agreement between Fountain Oil Incorporated and Liviakis Financial
             Communications, Inc. dated December 20, 1994 (Incorporated herein by reference from December 16, 1994 Form 8-K).

16           Letter Regarding Change in Certifying Accountants
             (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

21           List of Subsidiaries.                                                               X

23           Consent of Coopers & Lybrand L.L.P.                                                 X

27           Financial Data Schedule.                                                            X


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Fountain Oil Incorporated

          We have audited the accompanying consolidated balance sheet of Fountain Oil Incorporated and subsidiaries (the "Company") as of August 31, 1995, and the related comparative consolidated statements of operations, stockholders' equity and cash flows for the year ended August 31, 1995 and the ten months ended August 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fountain Oil Incorporated and subsidiaries as of August 31, 1995, and the consolidated results of their operations and their cash flows for the year ended August 31, 1995 and the ten months ended August 31, 1994, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that Fountain Oil Incorporated will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred recurring operating losses and will require substantial cash from external sources to finance its oil and gas ventures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              COOPERS & LYBRAND L.L.P.


Houston, Texas
November 17, 1995

                           FOUNTAIN OIL INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                             As of August 31, 1995

                                     ASSETS
                                     ------

Cash and cash equivalents                                                         $  4,791,645
Accounts receivable, net                                                                44,020
Inventories                                                                             17,946
Prepaid expenses                                                                       436,990
                                                                                  ------------

Total current assets                                                                 5,290,601
                                                                                  ------------

Property and equipment, net                                                            529,831
Oil and gas properties, net, full cost method (including $357,533 unevaluated)         551,685
Notes receivable                                                                     2,980,000
Investment in oil and gas ventures                                                   1,358,205
                                                                                  ------------

Total assets                                                                      $ 10,710,322
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                  $    666,903
Accrued liabilities                                                                    414,279
Note payable                                                                            21,250
                                                                                  ------------

Total current liabilities                                                            1,102,432
                                                                                  ------------

Commitments and contingencies (Notes 2 and 11)

Stockholders' equity:
  Preferred stock, par value $0.10 per share,
     5,000,000 shares authorized: no shares
     issued or outstanding                                                                 ---
  Common stock, par value $0.10 per share,
     25,000,000 shares authorized: 10,834,063
     shares issued and outstanding                                                   1,083,406
  Capital in excess of par value                                                    29,249,175
  Accumulated deficit since October 31, 1988
     when a deficit of $39,952,292 was eliminated                                  (20,724,691)
                                                                                  ------------

  Total stockholders' equity                                                         9,607,890
                                                                                  ------------

Total liabilities and stockholders' equity                                        $ 10,710,322
                                                                                  ============



  The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Year Ended August 31, 1995
                    and the Ten Months Ended August 31, 1994

                                                           For the       For the Ten
                                                          Year Ended    Months Ended
                                                          August 31,     August 31,
                                                             1995           1994
                                                         -------------  -------------

Operating Revenues:
  Sales                                                   $   464,044    $     3,413
  Power unit rentals                                           50,504            200
  Consulting income                                           110,909            ---
                                                          -----------    -----------
                                                              625,457          3,613
                                                          -----------    -----------

Operating expenses:
  Cost of sales                                               479,224          1,200
  General and administrative                                4,012,510        372,777
  Depreciation and amortization                             1,156,772        868,423
  Employee stock compensation                                 152,038        150,000
  Impairment of inventory                                      57,602         77,558
  Impairment of property and equipment                        175,450            ---
  Impairment of intangibles                                 1,866,600            ---
  Impairment of oil & gas properties                          608,181            ---
                                                          -----------    -----------

                                                            8,508,377      1,469,958
                                                          -----------    -----------

Operating loss                                             (7,882,920)    (1,466,345)
                                                          -----------    -----------

Other income (expense):
  Interest income                                             251,276          1,543
  Interest expense                                            (28,475)       (46,850)
  Other, net                                                   89,108         (7,348)
  Loss on disposition of assets                                   ---       (313,502)
                                                          -----------    -----------

                                                              311,909       (366,157)
                                                          -----------    -----------

Net loss before income tax provision                       (7,571,011)    (1,832,502)

Income tax expense                                            (28,600)           ---
                                                          -----------    -----------

Net loss                                                  $(7,599,611)   $(1,832,502)
                                                          ===========    ===========

Loss per common share                                           $(.91)         $(.45)
                                                          ===========    ===========

Weighted average number of common
  shares outstanding                                        8,341,783      4,108,200
                                                          ===========    ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       For the Year Ended August 31, 1995
                    and the Ten Months Ended August 31, 1994

                                    Common Stock
                              ------------------------
                               Number of                Additional                      Total
                                Shares                    Paid-In     Accumulated   Stockholders'
                                Issued      Par Value     Capital       Deficit         Equity
                              -----------  -----------  -----------  -------------  --------------

Balance, October 31,
    1993                       3,638,276   $  363,828   $14,630,884  $(11,287,545)    $ 3,707,167

Purchase of
    treasury stock               (63,901)      (6,390)        2,795           ---          (3,595)

Contribution of
    treasury stock              (421,906)     (42,191)       42,191           ---             ---

Sale of common stock
    and treasury stock,
    net of expense of
    offering of $262,413       2,472,952      247,295     1,749,961           ---       1,997,256

Issuance of common
    stock as employee
    compensation and
    for settlement of
    obligations                  348,889       34,889       282,611           ---         317,500

Other                                ---          ---           ---        (5,033)         (5,033)

Net loss                             ---          ---           ---    (1,832,502)     (1,832,502)
                              ----------   ----------   -----------  ------------     -----------

Balance, August 31,
    1994                       5,974,310   $  597,431   $16,708,442  $(13,125,080)    $ 4,180,793

Sale of common stock,
    net of expense of
    offering of $1,033,118     3,958,998      395,900    10,900,930           ---      11,296,830

Issuance of common
    stock as employee
    compensation and
    for other obligations        900,755       90,075     1,639,803           ---       1,729,878

Net loss                             ---          ---           ---    (7,599,611)     (7,599,611)
                              ----------   ----------   -----------  ------------     -----------

Balance, August 31,
    1995                      10,834,063   $1,083,406   $29,249,175  $(20,724,691)    $ 9,607,890
                              ==========   ==========   ===========  ============     ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       For the Year Ended August 31, 1995
                    and the Ten Months Ended August 31, 1994

                                                             For the        For the Ten
                                                           Year Ended       Months Ended
                                                         August 31, 1995  August 31, 1994
                                                         ---------------  ----------------
Operating activities:
  Net loss                                                  $(7,599,611)      $(1,832,502)
  Depreciation and amortization                               1,156,772           868,423
  Gain on settlement of liabilities                             (58,230)              ---
  Loss on disposition of assets                                     ---           313,502
  Impairment of inventory                                        57,602            77,558
  Impairment of property and equipment                          175,450               ---
  Impairment of intangibles                                   1,866,600               ---
  Impairment of oil and gas properties                          608,181               ---
  Issuance of common stock for services and expenses          1,482,664           167,500
  Other                                                             ---             4,064
  Changes in assets and liabilities:
     Accounts receivable                                         65,977          (108,340)
     Other assets                                              (325,289)          (85,585)
     Accounts payable                                           394,784            83,501
     Accrued liabilities                                        217,022             8,635
                                                            -----------       -----------

  Net cash used by operating activities                      (1,958,078)         (503,244)
                                                            -----------       -----------

Investing activities:
  Capital expenditures                                         (404,822)          (15,432)
  Investment in oil and gas properties                       (1,159,866)              ---
  Investment in oil and gas ventures                         (1,298,730)              ---
  Notes receivable                                           (2,980,000)              ---
                                                            -----------       -----------

  Net cash used in investing activities                      (5,843,418)          (15,432)
                                                            -----------       -----------

Financing activities:
  Proceeds from short-term borrowings                            47,813           200,000
  Proceeds from sale of common stock, net of expenses        11,296,830         1,997,256
  Principal payments on short-term borrowings                  (271,563)         (195,000)
  Purchase of treasury stock                                        ---            (3,595)
                                                            -----------       -----------

  Net cash provided by financing activities                  11,073,080         1,998,661
                                                            -----------       -----------

Net increase in cash and cash equivalents                     3,271,584         1,479,985

Cash and cash equivalents, beginning of year                  1,520,061            40,076
                                                            -----------       -----------

Cash and cash equivalents, end of year                      $ 4,791,645       $ 1,520,061
                                                            ===========       ===========




   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of Fountain Oil Incorporated and its subsidiaries (collectively the "Company"). The subsidiaries are Fountain Oil U.S., Inc. (formerly Universal Drilling Company), Uentech Corporation, EOR Canada Ltd., Electromagnetic Oil Recovery International Inc. and Electromagnetic Oil Recovery Ltd. All significant intercompany transactions and accounts have been eliminated.

     QUASI-REORGANIZATION - The Board of Directors of the Company approved a quasi-reorganization effective October 31, 1988. As a result of the quasi-reorganization, the accumulated deficit of $39,952,292 was eliminated against capital in excess of par value.

     CHANGE IN FISCAL YEAR - In September 1994, the Company's Board of Directors approved a change in the Company's fiscal year end from October 31 to August 31.

     CASH AND CASH EQUIVALENTS - The Company considers short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents at August 31, 1995 consist of $1,256,286 in cash, $2,041,896 in a time deposit and $1,493,463 in government securities.

     INVENTORY - Inventory consists primarily of pipe, coating materials and other supplies used in the application of the patented technology and is stated at the lower of cost or market using the average cost method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

     OIL AND GAS PROPERTIES - The Company accounts for its oil and gas properties under the full cost method. Under this accounting method, all costs associated with property acquisition and exploration for, and development of, oil and gas reserves are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred. Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to the sum of (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), and (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     REVENUE RECOGNITION - The Company recognizes revenues when goods have been delivered, when services have been performed, or when hydrocarbons are produced.

     RESEARCH AND DEVELOPMENT - Research and development expenditures are charged to expense when incurred. Such expenditures represent costs for research and field testing of the Company's thermal stimulation process for heavy oil. Total research and development expenditures for the year ended August 31, 1995 and for the ten months ended August 31, 1994, were approximately $63,000 and $25,000, respectively.

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in the statement of operations. Other assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for the year ended August 31, 1995 and for the ten months ended August 31, 1994 were not material.

     INCOME TAXES - The Company follows the provisions of Statement of Financial Standard No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of fiscal 1995 had no effect on the Company's financial statements. The Company reviews all of its long-lived assets, except for its oil and gas properties, for impairment in accordance with SFAS 121. Prior to the end of fiscal 1995, all long-lived assets including intangible assets, other than oil and gas properties, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows. The Company evaluates its oil and gas properties in accordance with the full cost ceiling test.

     RECLASSIFICATIONS AND RESTATEMENT - Certain previously reported amounts have been reclassified to conform to the 1995 presentation. In addition, common stock, additional paid-in-capital and per share amounts for all periods presented have been retroactively adjusted to reflect the 1-for-25 reverse stock split on December 15, 1994.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   GOING CONCERN ASSUMPTION

     The Company has adopted an aggressive growth strategy which, if fully implemented, will require a substantial capital commitment during fiscal 1996. Because the Company has incurred recurring operating losses and its current operations are not generating cash flows, the ability of the Company to continue as a going concern and to pursue this growth strategy successfully is highly dependent upon generating funds from external sources.

     Without sufficient cash from external sources, the Company's ability to arrange financing for its oil and gas ventures and continue as a going concern is doubtful. However, the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects.

     The consolidated financial statements do not give effect to any impairment of its investments in oil and gas ventures or other adjustments which would be necessary should the Company be unable to obtain sufficient funds from external sources and continue as a going concern.

3.    ACCOUNTS RECEIVABLE, NET

     Accounts receivable at August 31, 1995 included the following:


Trade accounts receivable                 $  80,094
Insurance claim                              69,150
                                          ---------
                                            149,244
Less:  Allowance for doubtful accounts     (105,224)
                                          ---------
                                          $  44,020
                                          =========

4.   NOTES RECEIVABLE

     The Company's notes receivable at August 31, 1995 consisted of the following:

     $2,450,000 note receivable, associated with the Maykop Field venture, Republic of Adygea, Russian Federation, due September 30, 1995 bearing interest at 10% per annum from an entity that the Company at August 31, 1995 was proposing to acquire (see Note 17).

     $450,000 note receivable, associated with the Lelyaki Field venture, Pryluki Region, Ukraine, due November 15, 1995 which is non-interest bearing, the principal amount of which may be applied against the purchase price of an 80% interest in a corporation that the Company at August 31, 1995 was proposing to acquire. The Company has extended the due date of the note pending completion of the acquisition.

     $80,000 note receivable, associated with the Lelyaki Field venture, Pryluki Region, Ukraine, from an entity in which the Company at August 31, 1995 was proposing to acquire an 80% interest.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   INTANGIBLE ASSETS

     The Company had capitalized certain costs associated with the patents of its electrically enhanced oil recovery technology. As a result of the termination of a pilot project conducted in Canada during fiscal 1994 and 1995 and the lack of new contracts during fiscal 1995, the Company determined that the recoverability of the capitalized costs of these patents was uncertain. Therefore, at the end of fiscal 1995, the Company recognized a non-cash pre-tax and after-tax charge of $1.87 million.

6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment and the related accumulated depreciation at August 31, 1995 included the following:

                                                    Accumulated
                                          Cost      Depreciation     Net
                                       -----------  ------------  ---------
     Equipment                          $  426,030      $322,010   $104,020
     Office furniture, fixtures and
         equipment and other               511,376       211,359    300,017
     Construction-in-progress              125,794           ---    125,794
                                        ----------      --------   --------
                                        $1,063,200      $533,369   $529,831
                                        ==========      ========   ========

     During fiscal 1995, the Company wrote off $175,450 of certain equipment rendered obsolete by the Company's recent technical advances.

7.   OIL AND GAS PROPERTIES, FULL COST METHOD

     Oil and gas property costs at August 31, 1995 included the following:


          Proved properties              $  802,333
          Unproved properties               357,533
                                         ----------
                                          1,159,866
          Less accumulated impairment      (608,181)
                                         ----------
                                         $  551,685
                                         ==========

     Costs incurred for oil and gas activities during fiscal 1995 included $412,245 for property acquisitions, $463,000 for exploration and $284,621 for development.

     As of August 31, 1995, the Company recognized an impairment of $608,181 on its oil and gas properties as a result of applying the full cost ceiling test. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties at August 31, 1995 were $357,533, substantially all of which relates to the Rocksprings property. These leasehold costs, which were incurred in fiscal year 1995, are for properties on which the Company intends to commence exploration or development activities subsequent to August 31, 1995. The Company believes that these unevaluated properties will be substantially evaluated within twenty-four months of August 1995, and it will begin to amortize these costs as they are evaluated.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   INVESTMENT IN OIL AND GAS VENTURES

     During the fiscal year ended August 31, 1995, the Company capitalized $1,358,205 associated with the planned acquisition of interests in foreign joint ventures, corporations and similar associations which will be entities through which the development of oil and gas properties will occur. The amounts capitalized at August 31, 1995 are as follows:

                     Venture                            Cost
          -----------------------------------------  ----------
          Maykop Field, Republic of Adygea           $  174,564
          Gorischt-Kocul Field, Albania                 196,944
          Boryslaw Field, Western Region, Ukraine       942,182
          Lelyaki Field, Pryluki Region, Ukraine         44,515
                                                     ----------
                                                     $1,358,205
                                                     ==========

     In addition to the amounts capitalized for these ventures, the Company held, at August 31, 1995, certain notes receivable associated with such planned acquisitions (see Notes 4 and 17).


9.    ACCRUED LIABILITIES

     Accrued liabilities at August 31, 1995 included the following:

                     Related parties               $ 48,263
                     Accounting and audit fees       53,324
                     Consulting and legal fees       98,807
                     Salaries and taxes             213,885
                                                   --------
                                                   $414,279
                                                   ========

10.  NOTE PAYABLE

     The Company's note payable consisted of a $47,813 note payable dated March 3, 1995, with interest at 7.25% payable monthly, due December 4, 1995. The outstanding balance on this note is $21,250. The fair value of the debt at August 31, 1995 approximates book value.

11.  COMMITMENTS AND CONTINGENCIES

     INVESTMENT IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to developing an oil and gas venture to which it had certain rights at August 31, 1995 and completing its acquisition of and developing certain oil and gas ventures which it was pursuing at August 31, 1995. These obligations are expected to require principally the expenditure of funds and the issuance of shares of the Company's common stock. At August 31, 1995, the Company had a contingent obligation to pay $500,000 and issue 175,000 shares which would become absolute before the Company will be able to commence developing an oil and gas venture to which it had certain rights at that date. At August 31, 1995, the Company was contingently obligated to issue an additional 375,000 shares in connection with this venture upon the achievement of specified production standards.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  COMMITMENTS AND CONTINGENCIES - continued

     Subsequent to August 31, 1995, the Company became contingently obligated in connection with other oil and gas ventures to pay up to $1,000,000 and issue up to 1,000,000 shares upon satisfaction of various conditions.

     LEASE COMMITMENTS - The Company leases office space under non-cancelable operating lease agreements and off-site storage facilities for records and inventory. The leases have remaining terms ranging up to five years, some of which may be renewed at the Company's option. Rental expense for 1995 and 1994 was as follows:

                                                     1995        1994
                                                  -----------  --------
          Related parties                            $    ---  $  3,000
          Other                                       119,133     6,285
                                                     --------  --------
                                                     $119,133  $  9,285
                                                     ========  ========


      Future minimum rental payments for the Company's lease obligations as of August 31, 1995, are as follows:

                1996              $127,289
                1997               108,454
                1998                72,333
                1999                78,023
                2000                56,896
                Later years            ---
                                  --------
                                  $442,995
                                  ========

     CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk, other than the notes receivable described in Note 4, consist primarily of cash and cash equivalents. The Company has temporary cash investments held with high credit quality financial institutions. While at times such cash investments may be in excess of government insured limits, the Company believes that credit risk in such cash investments is minimal. At August 31, 1995 and August 31, 1994, the Company had cash deposits concentrated primarily in nine and three financial institutions, respectively.

12.  STOCKHOLDERS' EQUITY

     During 1994, the authorized capital stock of the Company was increased from 100,000,000 shares to 200,000,000 shares of common stock, $0.01 par value. On December 15, 1994, at an Annual Meeting of Shareholders, the shareholders of the Company approved an Agreement and Plan of Merger pursuant to which the Company, among other things, effected a 1-for-25 reverse stock split of the outstanding shares of common stock and modified the authorized capital stock of the Company to consist of 25,000,000 shares of common stock and 5,000,000 shares of preferred stock, each having $0.10 par value per share.

     The preferred stock may be issued from time to time with such powers, preferences and rights as may be determined by the Board of Directors. As of August 31, 1995, there had been no issuances of preferred stock.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCKHOLDERS' EQUITY - continued

     During fiscal 1994 and 1995, the Company's Board of Directors authorized and approved the following transactions regarding the Company's common stock, warrants and options to purchase the Company's common stock.

     1994

 .    The repurchase of 63,901 shares at a price of $0.0625 per share by the
     Company from certain shareholders.

 .    The return to the Company without consideration of 421,906 shares by certain shareholders.

 .    The following are included in sales of common stock:

        .. The issuance of 66,000 shares at an effective price of $0.25 per share to an investor.

        .. The issuance of 700,000 shares at a price of $0.3575 per share to investors, 485,807 of which shares were from treasury stock.

        .. The issuance of 3,685 shares at a price of $0.4375 per share in a warrant exercise.

        .. The issuance of 30,822 shares at a price of $0.25 per share in a warrant exercise.

        .. The issuance to investors of 1,644,000 shares and warrants exercisable at $1.50 per share to purchase 822,000 shares for aggregate proceeds of $1,619,087 net of $230,413 of related offering costs.

        .. The issuance of 28,444 shares and warrants exercisable at $1.50 per share to purchase 14,223 shares for legal services related to equity financing efforts in the amount of $32,000.

        .. The adjustment to capital in excess of par in the amount of $102,351 related to cash received for stock sold at below par in 1993.

 .    The issuance of 200,000 shares and warrants exercisable at $1.50 per share to purchase 100,000 shares upon conversion of notes payable in an aggregate principal amount of $150,000.

 .    The issuance of 133,333 shares and warrants exercisable at $1.50 per share to purchase 66,667 shares to an employee as compensation in the amount of $150,000.

 .    The issuance of 15,556 shares and warrants exercisable at $1.50 per share to purchase 7,778 shares in payment of legal services rendered in the amount of $17,500.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY - continued

 .    The issuance of warrants exercisable at $1.125 per share to purchase
     200,000 shares to a firm for financial advisory and investment banking services.

 .    The issuance of warrants exercisable at $1.75 per share to purchase an aggregate of 28,572 shares to two shareholders in connection with their lending the Company an aggregate of $50,000 represented by convertible notes payable by the Company.

 .    The issuance of options exercisable at $1.50 per share to purchase 400,000 shares to various individuals who, at August 31, 1994, were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors.

     1995

 .    The following are included in the sales of common stock:

        .. The issuance of 20,000 shares at a price of $0.25 per share in a warrant exercise.

        .. The issuance to investors of 3,244,000 shares and warrants exercisable at $6.00 per share to purchase 3,244,000 shares for aggregate proceeds of $10,320,882 net of $1,033,118 of related offering costs.

        .. The issuance of 480,780 shares at a price of $1.50 per share in a series of warrant exercises.

        .. The issuance of 200,000 shares at a price of $1.125 per share in a series of warrant exercises.

        .. The issuance of 14,286 shares at a price of $1.75 per share in a warrant exercise.

        .. The retirement of 68 shares recorded at $223.14 to reflect the payment of cash for fractional shares in connection with the December 1994 reverse stock split.

 .    The following are included in the issuance of common stock as employee compensation:

        .. The adjustment to capital in excess of par in the amount of $4,275 related to shares received by three employees for stock issued at below par in 1993.

        .. The issuance of 23,479 shares at a price of $3.09 per share to four employees as compensation in the amount of $72,638.

        .. The issuance of 4,000 shares at a price of $4.38 per share to an employee as compensation in the amount of $17,500.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY - continued

        .. The issuance of 10,000 shares at a price of $5.77 per share to two employees as compensation in the amount of $57,625.

 .    The issuance of 790,000 restricted shares at a value of $1.64 per share for financial consulting services to be performed over two years amounting to $1,296,000, of which $1,134,875 was expensed in 1995 and the balance of $161,125 was included in prepaid expenses at August 31, 1995.

 .    The issuance of 4,706 shares at a price of $4.25 per share for legal services in the amount of $20,000.

 .    The issuance of 28,570 shares and warrants exercisable at $1.75 per share to purchase 28,572 shares upon conversion of notes payable in an aggregate principal amount of $50,000.

 .    The issuance of warrants exercisable at $5.10 per share to purchase
     1,139,800 shares to firms that participated in the distribution of the Company's securities.

 .    The issuance of 30,000 shares at a price of $5.88 per share for consulting services in the amount of $176,250.

 .    The issuance of 10,000 restricted shares at a price of $3.56 per share in the amount of $35,594 along with a cash payment of $60,000 for a paid-up license.

The following table summarizes warrants and options outstanding to purchase the Company's common stock:

                                                       AUGUST 31, 1995

                                 Warrants     Price    Exp. Date   Options    Price    Exp. Date
                                ---------  ----------  ----------  -------  ---------  ---------
     Directors and officers       330,667  $     1.50     11/3/97  264,000      $1.50  8/16/99
                                   14,286  $     1.75     6/30/97
                                ---------
                                  344,953

     Stockholders, employees
      and others                4,583,024  $1.50-6.00  2/28/97 to  136,000      $1.50  8/16/99
                                ---------                 11/3/97  -------

     Total outstanding          4,927,977                          400,000
                                ---------                          -------

     Shares exercisable         4,927,977                          344,000
                                ---------                          -------


                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  STOCKHOLDERS' EQUITY - continued

                                                       AUGUST 31, 1994

                                Warrants     Price     Exp. Date  Options    Price    Exp. Date
                                ---------  ----------  ---------  -------  ---------  ---------

     Directors and officers       162,667  $     1.50    11/3/97  104,000      $1.50  8/16/99

     Stockholders, employees
      and others                1,096,573  $0.25-1.75  8/1/95 to  296,000      $1.50  8/16/99
                                ---------                11/3/97  -------

     Total outstanding          1,259,240                         400,000
                                ---------                         -------

     Shares exercisable         1,259,240                         104,000
                                ---------                         -------

     No options were exercised during the fiscal year ended August 31, 1995 and the ten months ended August 31, 1994. During the fiscal year ended August 31, 1995 and the ten months ended August 31, 1994, respectively, 715,066 and 34,507 warrants were exercised for an aggregate consideration of $976,171 and $9,318.

13.  NET LOSS PER COMMON SHARE

     Net loss per common share at the fiscal year ended August 31, 1995 and the ten months ended August 31, 1994 is based on the weighted average number of common shares outstanding. The weighted average number of shares used was 8,341,783 and 4,108,200, respectively.

14.  INCOME TAXES

     The Company follows the provisions of Statement of Financial Standard
     No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and their financial reporting amounts at each year end. Valuation allowances are established, when appropriate in accordance with SFAS 109, to reduce deferred tax assets to the amount expected to be realized. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par.

     The Company and its domestic subsidiaries file U.S. consolidated income tax returns. No benefit for U.S. income taxes have been recorded in these financial statements because of the Company's inability to recognize
     deferred tax assets under provisions of SFAS 109.   The provision for
     income taxes for fiscal 1995 consisted of taxes applicable to foreign operations.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES - continued

     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:


                                                                                    1995           1994
                                                                               --------------  -------------

Income tax expense (benefit) at statutory rate                                 $ (2,574,144)   $   (440,223)
Benefit of losses not recognized for books                                        2,566,836         440,223
Foreign tax provision                                                                28,600             ---
Other, net                                                                            7,308             ---
                                                                               ------------    ------------
 Provision for income taxes                                                    $     28,600    $        ---
                                                                               ============    ============

 Effective tax rate                                                                    (0.4%)           ---
                                                                               ============    ============


The components of the deferred tax amounts as of August 31 were as follows:

                                                                                   1995            1994
                                                                               ------------    ------------
Net operating loss carryforwards                                               $ 17,464,823    $ 15,993,359
Patent rights and related equipment                                               1,588,341         894,044
Bad debt allowance                                                                   35,776          46,635
Foreign tax credits                                                                  28,600             ---
Other                                                                                   ---          65,296
                                                                               ------------    ------------
                                                                                 19,117,540      16,999,334
Valuation allowance                                                             (19,117,540)    (16,999,334)
                                                                               ------------    ------------
Net deferred tax asset
  recognized in balance sheet                                                  $        ---    $        ---
                                                                               ============    ============


     At August 31, 1995, the Company has net operating loss carryforwards of $42,667,125. In addition, there are $8,700,000 in federal net operating loss carryforwards subject to the separate return limitation rules and $3,258,135 of net operating loss carryforwards relating to Canadian subsidiaries. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The net operating loss carryforwards expire from 1996 to 2006.

     On August 1, 1991, the Company experienced a change in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of this change in ownership limits the utilization of the net operating loss carryforwards for income tax purposes to approximately $1,100,000 per year. As a result, only approximately $21,400,000 of the total U.S. net operating loss carryforwards of $51,367,125 will be available for utilization by the Company. The Canadian net operating loss carryforwards are subject to a limitation similar to IRC Section 382. Therefore, their utilization may also be limited. During fiscal 1994, the Company experienced another change in ownership which may result in another IRC Section 382 adjustment. While the amount of this adjustment has not been determined, the current U.S. limitation of $1,100,000 per year may be reduced as a result of the 1994 change in ownership. Of the available U.S. net operating loss carryforwards at August 31, 1995 amounting to approximately $21,400,000, approximately $5,200,000 were incurred subsequent to 1994 and therefore are not subject to the IRC Section 382

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  INCOME TAXES - continued

     adjustment and could be fully utilized to reduce the Company's U.S. taxable income in future years, subject to the carryforward expiration rules.

     The Company also has investment tax credit carryovers of $185,221 which begin to expire in 1996. These carryovers are also subject to IRC
     Section 382.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     In fiscal 1994, the Company operated in one business segment providing electrically enhanced oil recovery (the "EEOR Process") sales and services to the oil and gas industry. In fiscal 1995, the Company expanded its business to include the acquisition and development of oil and gas properties. This expansion has been effected through the acquisition of working interest and interests in joint ventures, corporations and other entities that develop oil and gas properties; however, there were no significant revenues in this segment in fiscal 1995. The Company's 1995 and 1994 operations in various geographic areas were as follows:


                                                                EEOR Process     Oil and Gas
                                                                  Sales and    Acquisition and
                                                                   Service       Development
                                                                -------------  ---------------
OPERATING REVENUE
United States
 1995                                                             $    ---       $    ---
 1994*                                                            $  3,413       $    ---
---------------------------------------------------------------   ----------------------------
Canada
 1995*                                                            $255,457       $    ---
 1994                                                             $    ---       $    ---
---------------------------------------------------------------   ----------------------------
Europe
 1995                                                             $    ---       $    ---
 1994                                                             $    ---       $    ---
---------------------------------------------------------------   ----------------------------
China
 1995*                                                            $370,000       $    ---
 1994                                                             $    ---       $    ---
---------------------------------------------------------------   ----------------------------
Other
 1995                                                             $    ---       $    ---
 1994*                                                            $    200       $    ---
---------------------------------------------------------------   ----------------------------
TOTAL OPERATING REVENUE
 1995                                                             $625,457       $    ---
 1994                                                             $  3,613       $    ---
===============================================================   ============================

* For each of the geographic areas identified, one customer provided all the revenues for 1995 and 1994, respectively.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS - continued

                                                                   EEOR PROCESS        OIL AND GAS
                                                                     SALES AND       ACQUISITION AND
                                                                      SERVICE          DEVELOPMENT
                                                                  ----------------  ----------------
  OPERATING PROFIT (LOSS)
  United States
   1995                                                           $       (25)        $  (608,822)
   1994                                                           $(1,191,050)        $       ---
----------------------------------------------------------------  -----------         -----------
  Canada
   1995                                                           $(3,411,070)        $       ---
   1994                                                           $  (229,999)        $       ---
----------------------------------------------------------------  -----------         -----------
  Europe
   1995                                                           $      ---          $(3,961,622)
   1994                                                           $      ---          $       ---
----------------------------------------------------------------  -----------         -----------
  China
   1995                                                           $   116,915         $       ---
   1994                                                           $       ---         $       ---
----------------------------------------------------------------  -----------         -----------
  Other
   1995                                                           $   (18,296)        $       ---
   1994                                                           $   (45,296)        $       ---
----------------------------------------------------------------  -----------         -----------
  TOTAL OPERATING PROFIT (LOSS)
   1995                                                           $(3,312,476)        $(4,570,444)
   1994                                                           $(1,466,345)        $       ---
================================================================  ===========         ===========

  IDENTIFIABLE ASSETS
  United States
   1995                                                           $       ---         $ 4,998,632
   1994                                                           $ 4,437,034         $       ---
----------------------------------------------------------------  -----------         -----------
  Canada
   1995                                                           $   456,202         $    19,815
   1994                                                           $       ---         $       ---
----------------------------------------------------------------  -----------         -----------
  Europe
   1995                                                           $       ---         $ 5,230,673
   1994                                                           $   256,761         $       ---
----------------------------------------------------------------  -----------         -----------
  China
   1995                                                           $       ---         $       ---
   1994                                                           $       ---         $       ---
----------------------------------------------------------------  -----------         -----------
  Other
   1995                                                           $       ---         $     5,000
   1994                                                           $   250,129         $       ---
----------------------------------------------------------------  -----------         -----------
  TOTAL IDENTIFIABLE ASSETS
   1995                                                           $   456,202         $10,254,120 (1)
   1994                                                           $ 4,943,924         $       ---
================================================================  ===========         ===========

(1) Includes cash and cash equivalents and other assets not specifically related to the electrically enhanced oil recovery process.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS - continued

 The percentage of operating revenues generated by geographic areas is recapped below:



                                                                   EEOR PROCESS        OIL AND GAS
                                                                     SALES AND       ACQUISITION AND
                                                                      SERVICE          DEVELOPMENT
                                                                  ----------------  ----------------
 United States
   1995                                                                    0%                  0%
   1994                                                                   94%                  0%
----------------------------------------------------------------  -----------         -----------
  Canada
   1995                                                                   41%                  0%
   1994                                                                    0%                  0%
----------------------------------------------------------------  -----------         -----------
  Europe
   1995                                                                    0%                  0%
   1994                                                                    0%                  0%
----------------------------------------------------------------  -----------         -----------
  China
   1995                                                                   59%                  0%
   1994                                                                    0%                  0%
----------------------------------------------------------------  -----------         -----------
  Other
   1995                                                                    0%                  0%
   1994                                                                    6%                  0%
----------------------------------------------------------------  -----------         -----------


16.  SUPPLEMENTAL CASH FLOW INFORMATION AND NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the fiscal years ended 1995 and 1994:

                                                                                      For the         For the Ten
                                                                                     Year Ended      Months Ended
                                                                                   August 31, 1995  August 31, 1994
                                                                                   ---------------  ---------------

         Supplemental disclosures of cash flow information:
             Interest paid during the year                                              $   28,474         $ 47,284
                                                                                   ---------------  ---------------


         Supplemental schedule of non-cash activities:
             Issuance of common stock upon conversion of
             notes payable                                                              $   50,000         $150,000
                                                                                   ---------------  ---------------


             Issuance of common stock in connection with
             compensation earned and third party services
             provided                                                                   $1,729,878         $ 17,500
                                                                                   ---------------  ---------------


             Issuance of common stock in connection with
             services related to equity financing activities                            $      ---         $ 32,000
                                                                                   ---------------  ---------------


             Accruals recorded applicable to
             investment in oil and gas ventures                                         $   59,475         $   ---
                                                                                   ---------------  ---------------


                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  SUBSEQUENT EVENTS - UNAUDITED

     Effective October 19, 1995, the Company acquired the outstanding capital stock of Gastron International, Ltd. ("Gastron") for nominal consideration paid plus contingent consideration payable only upon satisfaction of various conditions. Gastron's principal assets include drilling equipment and a 31% interest in Intergas, a Russian private joint stock company having the as yet unexercised right to develop the Maykop gas condensate field in the Republic of Adygea, Russian Federation. Assuming the Gastron acquisition occurred on August 31, 1995, the pro-forma effects on the Company's balance sheet at that date would be to increase property and equipment by $4,535,000, decrease notes receivable by $2,450,000 and increase accounts payable and other current liabilities by $2,085,000.

     In November 1995, the Sweeten #2 well in the Rocksprings Field,
     Edwards County, West Texas produced gas that was sold in the spot market.