Form 10QSB
period 1995-11-30
FOUNTAIN OIL INC
filed 1996-01-16
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       NOVEMBER 30, 1995


[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ ______ TO _______________


COMMISSION FILE NUMBER       0-9147
                           -------------


                           FOUNTAIN OIL INCORPORATED
--------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              Delaware                                 91-0881481
---------------------------------           ------------------------------------
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


1400 Broadfield Blvd., Suite 200, Houston, Texas        77084-5163
------------------------------------------------     ----------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                 713-492-6992
--------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)

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

The number of shares outstanding of issuer's common stock on November 30, 1995 was 10,834,063.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes    No  X
   ---    ---

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET


                                                Unaudited
                                             November 30, 1995
                                             -----------------
                   ASSETS
Current Assets:
  Cash and cash equivalents                      $ 1,541,272
  Trade accounts receivable, net                      66,116
  Accounts receivable - affiliated entity          1,800,000
  Accounts receivable, other                          50,843
  Inventory                                           17,746
  Prepaid expenses                                   650,418
                                                 -----------
         Total current assets                      4,126,395

Notes receivable                                     530,000
Property and equipment, net                        3,997,639
Oil and gas properties, net, full cost method
  (including $358,321 unevaluated)                   552,473
Investment in oil and gas ventures                 2,360,887
                                                 -----------

TOTAL ASSETS                                     $11,567,394
                                                 ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $  2,293,417
  Accrued liabilities                                345,270
  Note payable                                        94,453
                                                ------------

         Total current liabilities                 2,733,140

Account payable - related party                      250,214

Stockholders' Equity:
  Preferred stock                                        ---
  Common stock                                     1,083,406
  Capital in excess of par value                  29,249,175
  Accumulated deficit since October 31, 1988     (21,748,541)
                                                ------------

         Total stockholders' equity                8,584,040

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 11,567,394
                                                ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                      Unaudited
                                            ------------------------------
                                                  Three Months Ended
                                              NOVEMBER 30,    NOVEMBER 30,
                                                 1995             1994
                                            ---------------   ------------
Operating Revenues:
  Power unit rentals                          $     1,913     $   14,710
  Equipment sales                                     ---         75,400
  Oil & gas production                             34,260            ---
                                              -----------     ----------

                                                   36,173         90,110
                                              -----------     ----------
Operating Expenses:
  Lease operating expense                          14,414         27,164
  General and administrative                    1,020,061        314,022
  Depreciation, depletion and amortization         75,988        241,324
  Research and development                            ---         50,847
  Geological and geophysical                          ---         16,477
  Employee stock compensation                         ---          4,275
                                              -----------     ----------
                                                1,110,463        654,109
                                              -----------     ----------
OPERATING LOSS                                  1,074,290        563,999
                                              -----------     ----------
Other Income:
  Interest, net                                    47,743            309
  Other income                                      2,697          7,321
                                              -----------     ----------
TOTAL OTHER INCOME (EXPENSE)                       50,440          7,630
                                              -----------     ----------
NET LOSS                                      $ 1,023,850     $  556,369
                                              -----------     ----------
Weighted average number of
  common shares outstanding                    10,834,063      5,974,310
                                              -----------     ----------
NET LOSS PER COMMON SHARE                          $(0.09)        $(0.09)
                                              -----------     ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                Unaudited
                                                       ----------------------------
                                                            Three Months Ended
                                                       NOVEMBER 30,   NOVEMBER 30,
                                                           1995           1994
                                                       -------------  -------------
Operating activities:
  Net loss                                              $(1,023,850)    $ (556,369)
  Depreciation, depletion and amortization                   75,988        241,324
  Accumulated currency translations                             ---         (1,053)
Changes in assets and liabilities:
      Decrease (increase) in accounts receivable            (72,939)       107,795
      Decrease (increase) in inventory                          200        (21,086)
      Increase in prepaid expenses                         (286,570)      (125,152)
      Decrease in accounts payable                         (217,681)       (93,481)
      Increase (decrease) in accrued liabilities            (94,009)        54,955
                                                        -----------     ----------
NET CASH USED BY OPERATING ACTIVITIES                    (1,618,861)      (393,067)
                                                        -----------     ----------
Investing activities:
  Capital expenditures                                     (736,778)      (365,213)
  Investment in oil and gas ventures                     (1,002,682)           ---
                                                        -----------     ----------
NET CASH USED IN INVESTING ACTIVITIES                    (1,739,460)      (365,213)
                                                        -----------     ----------
Financing activities:
  Cash provided by stock sale/warrant exercise, net             ---          4,275
  Payments on notes payable                                 (10,625)           ---
  Payments on account payable - related party                (3,580)           ---
  Proceeds from issuance of note payable                     83,828            ---
  Proceeds from issuance of account payable -
    related party                                            38,325            ---
                                                        -----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   107,948          4,275
                                                        -----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (3,250,373)      (754,005)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            4,791,645      1,520,061
                                                        -----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,541,272     $  766,056
                                                        -----------     ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED NOVEMBER 30, 1995 (UNAUDITED)

(1)  Basis of Preparation and Presentation
     --------------------------------------

     The consolidated condensed financial statements of Fountain Oil Incorporated and Subsidiaries (collectively the "Company") included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position and results of operations as of the dates and for the periods presented. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the annual report on Form 10-KSB for the fiscal year ended August 31, 1995 filed with the Securities and Exchange Commission.

(2)  Going Concern Assumption
     --------------------------

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

     Without sufficient cash from external sources, the Company's ability to arrange financing for its oil and gas ventures and continue as a going concern is doubtful. However, the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects. See Note 9.

     The consolidated financial statements do not give effect to any impairment of its investments in oil and gas ventures or other adjustments which would be necessary should the Company be unable to obtain sufficient funds from external sources and continue as a going concern.

     As of November 30, 1995, the Company had approximately $1,541,000 in cash and cash equivalents and had accounts payable of approximately $2,293,000. The Company faces other cash demands, as well. General and administrative expenses, which are primarily cash items, have been requiring cash flows in excess of $1,000,000 a quarter, and the Company has been making substantial cash investments in oil and gas ventures and properties. In the event of a cash shortage, management believes that through a deferral of the salaries of most of the Company's executive officers and limiting the use of external services the Company could reduce the cash flows required to fund general and administrative expenses to approximately $600,000 per quarter. Similarly, management believes that it could also reduce its cash investment in oil and gas ventures and properties to approximately $500,000 per quarter while still maintaining some progress in the projects. There can be no assurances, however, that the Company would so reduce the cash flows required to fund its general and administrative expenses and investment in oil and gas ventures and properties. Operations are not expected to generate significant revenue in fiscal 1996. Thus, unless the Company is able to arrange debt or equity financing or otherwise to generate sufficient cash in the near future, the Company may be required to scale back significantly or suspend its activities and may not be able to meet its obligations as they come due. While the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects, no assurances can be given that the Company will be able to arrange the necessary financing or otherwise generate sufficient cash to fund its activities or meet its obligations.

(3)  Accounts Receivable - Affiliated Entity
     ---------------------------------------

     Upon the acquisition of Gastron International Limited, the Company recorded a receivable in the amount of $1,800,000 from Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"). See
     Note 4. This receivable represents amounts due from Mostransgas to reimburse the Company for costs incurred in connection with the acquisition of two drilling rigs and related equipment which will represent a joint capital contribution by the Company and Mostransgas to a Russian joint stock company in which the Company acquired an interest through its acquisition of Gastron International Limited. The Company's management believes Mostransgas will repay to the Company through the equipment supplier the amounts advanced by the Company on its behalf within seven days of the delivery in Russia of the drilling rigs and equipment being shipped from the United States.

     The Company will have to pay the outstanding trade payables for the drilling rigs and related equipment before shipping them to Russia. Currently, the Company does not have sufficient liquidity to pay such outstanding trade payables. Therefore, the collectibility of the account receivable from Mostransgas is dependent upon, among other things, the Company obtaining the necessary funds to satisfy this obligation.

(4)  Acquisition of Assets
     ---------------------

     Effective October 19, 1995, the Company acquired from Ribalta Holdings, Inc. ("Ribalta"), the entire issued share capital of Gastron International Limited, a British Virgin Islands corporation ("Gastron"), for nominal consideration plus additional contingent consideration payable upon satisfaction of various conditions. The principal assets of Gastron, which has not yet actively engaged in business, are (i) a 31% ownership interest in Intergas, a closed private joint stock company incorporated in Russia ("Intergas"), which has rights to develop the 12,500 acre Maykop gas condensate field (the "Maykop Field") in the Republic of Adygea, Russian Federation, (ii) an interest in two drilling rigs and related equipment undergoing testing and certification, and (iii) an account receivable from an affiliated entity. See Note 3.

     The assets acquired and liabilities assumed in conjunction with this acquisition were as follows:



          Cash and cash equivalents                    $    2,846
          Accounts receivable - affiliated entity       1,800,000
          Property and equipment                        2,731,818
                                                       ----------
                                                       $4,534,664
                                                       ==========

          Accounts payable                             $1,844,195
          Accrued liabilities                              25,000
          Account payable - related party                 215,469
          Notes payable - Fountain Oil Incorporated     2,450,000
                                                       ----------
                                                       $4,534,664
                                                       ==========

(5)  Account Payable - Related Party
     -------------------------------

     In conjunction with the Gastron acquisition, the Company assumed an account payable to an affiliate of Gastron.

(6)  Net Loss Per Common Share
     -------------------------

     Net loss per common share for the periods presented is based on the weighted average number of common shares outstanding.

(7)  Supplemental Cash Flow Information
     ----------------------------------

     The assets acquired and liabilities assumed in conjunction with the Gastron acquisition were purchased for $1 plus additional contingent consideration payable upon satisfaction of various conditions. See Note 4. Thus, these balances have been excluded from the Consolidated Condensed Statement of Cash Flows.

(8)  Commitments and Contingencies
     -----------------------------

     The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock. Most of these obligations are subject to the satisfaction of various conditions related to, among other things, the formalization of project relationships and achievement of specified project performance standards. At November 30, 1995, the Company had unconditional obligations regarding the development of oil and gas projects amounting to approximately $70,000. Commitments relating to acquisitions conditioned on the formalization of project relationships, project performance and other matters were $1,500,000 in cash and 1,550,000 common shares. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred.

(9)  Subsequent Events
     ------------------

     Subsequent to November 30, 1995, the Company initiated an offering at par of up to $7,000,000 principal amount of convertible subordinated debentures (the "Debentures") solely to prospective purchasers who are not U.S. persons. The Company does not contemplate either issuing any Debentures unless at least $3,500,000 principal amount of the Debentures are issued and sold or extending the offering of the Debentures beyond February 15, 1996. No assurances can be given that any of these Debentures will be issued and sold.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition
          ----------------------------------------------------------------

          Effective October 19, 1995, the Company acquired the entire issued share capital of Gastron International Limited, a British Virgin Islands corporation ("Gastron"). While this acquisition has involved the payment of only nominal consideration thus far with additional contingent consideration payable only upon satisfaction of various conditions, the Gastron acquisition has had a significant effect on the liquidity, capital resources, and financial condition of the Company. The principal assets of Gastron on the date of acquisition were
(i) a 31% ownership interest in Intergas, a closed private joint stock company incorporated in Russia having rights to develop the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation, (ii) an account receivable from an affiliated entity of $1,800,000, and (iii) an interest in two drilling rigs and related equipment undergoing testing and certification recorded by the Company at approximately $2,732,000. At the time of acquisition, Gastron had current liabilities of approximately $2,085,000. See Notes 3, 4, 5 and 7 to the Notes to Unaudited Consolidated Condensed Financial Statements.

          As of November 30, 1995, the Company had current assets of $4,126,395, of which $1,541,272 was in the form of cash and cash equivalents, while as of August 31, 1995 the Company had current assets of $5,290,601, of which $4,791,645 was in the form of cash and cash equivalents. The $1,164,206 reduction in current assets during the quarter ended November 30, 1995, was attributable primarily to (i) the net operating loss reflecting primarily general and administrative expenses and only nominal revenue during the first quarter of fiscal 1996, (ii) a cash investment during the quarter of approximately $1,003,000 in oil and gas ventures, and (iii) the payment of approximately $232,000 in accounts payable and accrued liabilities not associated with the Gastron acquisition, partially offset by a $1,800,000 account receivable from an affiliated entity acquired in the Gastron transaction. See Note 3 to the Notes to Unaudited Consolidated Condensed Financial Statements.

          As of November 30, 1995, the Company had current liabilities of $2,733,140, as compared to current liabilities of $1,102,432 at August 31, 1995. The increase of approximately $1,631,000 in current liabilities is attributable primarily to the Company's assumption of approximately $2,085,000 in current liabilities in connection with the Gastron acquisition, partially offset by the reduction in accounts payable and accrued liabilities not associated with the Gastron acquisition.

          The Company's working capital of approximately $4,188,000 at August 31, 1995, dropped to approximately $1,393,000 at November 30, 1995 as a result of the changes in current assets and current liabilities described above. Certain components of working capital, principally the $1,800,000 account receivable from an affiliated entity and $650,418 in prepaid expenses, may not be monetized as early as the current liabilities become due. The Company intends to address the condition of its working capital by accessing external sources of funds through a combination of equity and debt financing by the Company. There can be no assurance that the Company will be able to arrange the necessary financing or that such financing will be available on terms that are acceptable to the Company. Subsequent to November 30, 1995, the Company initiated an offering at par of up to $7,000,000 principal amount of convertible subordinated debentures (the "Debentures") solely to prospective purchasers who are not U.S. persons. The Company does not contemplate either issuing any Debentures unless at least $3,500,000 principal amount of the Debentures are issued and sold or extending the offering of the Debentures beyond February 15, 1996. No assurances can be given that any of these Debentures will be issued and sold.

          The Company's property and equipment, net, increased from $529,831 at August 31, 1995, to $3,997,639 at November 30, 1995, primarily as a result of the acquisition of an interest in drilling rigs and related equipment in connection with the Gastron transaction.

          Notes receivable declined from $2,980,000 at August 31, 1995, to $530,000 at November 30, 1995, upon elimination in consolidation of $2,450,000 that had been payable by Gastron to the Company, as a result of the Company's acquisition of Gastron.

          The Company is continuing its activities with respect to four oil and gas ventures in Eastern Europe in which the Company has or expects to acquire an interest. During the quarter ended November 30, 1995, approximately $1,003,000 expended with respect to these ventures was capitalized, increasing investment in oil and gas ventures to $2,360,887.

          With respect to the Maykop Field, Republic of Adygea, Russian Federation, the Company is discussing with Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"), and others marketing arrangements for the Maykop Field's production. Mostransgas is a co-owner with the Company of the entity holding rights to develop the Maykop Field and is an affiliate of Gasprom, the largest gas distribution group in Russia. Mostransgas has indicated that it is unable at the present time to affirm its previously announced agreement in principle to purchase all gas produced from the field at international market prices. The Company now expects to ship the drilling rigs and related equipment in which it has an interest to Russia for use in the Maykop project after clarification of such marketing arrangements to the Company's satisfaction. The initial phase of the development program of the Maykop Field would commence following the arrival of the rigs and equipment in Adygea. See Notes 3 and 4 to the Notes to Unaudited Consolidated Condensed Financial Statements.

          A joint venture agreement with Albpetrol, the Albanian national oil company, to develop the Gorischt-Kocul Field in Albania has been negotiated, and an application for a production license filed on behalf of the joint venture is pending before the Albanian Ministry of Mines and Energy. Following the issuance of a license by the Ministry, the joint venture agreement and license would be submitted to the Council of Ministers of Albania, which must give its approval before the initial phase of the project can begin. The Company presently expects the necessary license and approval by the third quarter of fiscal 1996.

          A joint venture agreement with Ukrnafta, the Ukraine national oil company ("Ukrnafta"), for the development of the Boryslaw Field in Western Ukraine is being negotiated. After a joint venture company is registered in Ukraine, a production license must be obtained before development activities commence. The Company presently anticipates that such registration will be effected and license received during the second half of fiscal 1996.

          The Company has negotiated an agreement to acquire 80% of the outstanding stock of UK-RAN Corporation ("UK-RAN"), and execution awaits the approval by the Company's Board of Directors and negotiation of an acceptable shareholders' agreement with the holders of the other 20% of UK-RAN's stock. The Company hopes to be in a position to complete its acquisition of the UK-RAN stock by mid-February, 1996. UK-RAN, in turn, owns 45% of the equity of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to workover and develop the Lelyaki Field in the Pryluki region of Central Ukraine, with Ukrnafta holding the other 55%. The joint venture has been registered, and its application for a production license is pending. The Company currently expects the license to be granted during the first quarter of calendar 1996 and development activities in the Lelyaki Field to commence in the spring.

          While the discussion of various events and their timing in the preceeding four paragraphs represents management's assessment at the present time, no assurances can be given regarding the occurrence or timing of any of these events.

          The Company has adopted an aggressive growth strategy which, if fully implemented, will require substantial capital commitments during fiscal 1996. Developing the oil and gas projects in which the Company has acquired or expects to acquire an interest is expected by the Company to require a net cash outlay from the Company of approximately $12 million from January 1996 through the end of fiscal 1996. This estimate is based upon the Company's expectations regarding various projects indicated above, and no assurance can be given that those expectations will be met. This estimate represents a significant decrease from the Company's estimate of such expenditures made as of the beginning of fiscal 1996, reflecting primarily slippage in the expected timing of anticipated events. The Company has some flexibility in postponing or reducing the fiscal 1996 cash outlay by revising project programs or delaying specific activities.

          The Company anticipates financing the net development costs of its oil and gas projects, as well as the Company's current operating expenses, through a combination of equity financing by the Company and debt financings either by the Company or by the joint ventures or other entities that have the development rights to such projects. Debt financing will be sought both from international development agencies, such as the European Bank of Reconstruction and Development and the United States Overseas Private Investment Corporation, and conventional lenders. The consolidated financial statements have been prepared under the assumption of a going concern. Failure of the Company to arrange such debt and equity financing on reasonable terms would have a material adverse effect on the results of operations, financial condition, cash flows, and prospects of the Company and ultimately its ability to continue as a going concern.

          As of November 30, 1995, the Company had approximately $1,541,000 in cash and cash equivalents and had accounts payable of approximately $2,293,000. The Company faces other cash demands, as well. General and administrative expenses, which are primarily cash items, have been requiring cash flows in excess of $1,000,000 a quarter, and the Company has been making substantial cash investments in oil and gas ventures and properties. In the event of a cash shortage, management believes that through a deferral of the salaries of most of the Company's executive officers and limiting the use of external services the Company could reduce the cash flows required to fund general and administrative expenses to approximately $600,000 per quarter. Similarly, management believes that it could also reduce its cash investment in oil and gas ventures and properties to approximately $500,000 per quarter while still maintaining some progress in the projects. There can be no assurances, however, that the Company would so reduce the cash flows required to fund its general and administrative expenses and investment in oil and gas ventures and properties. Operations are not expected to generate significant revenue in fiscal 1996. Thus, unless the Company is able to arrange debt or equity financing or otherwise to generate sufficient cash in the near future, the Company may be required to scale back significantly or suspend its activities and may not be able to meet its obligations as they come due. While the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects, no assurances can be given that the Company will be able to arrange the necessary financing or otherwise generate sufficient cash to fund its activities or meet its obligations as discussed in the preceding two paragraphs.

          Subsequent to November 30, 1995, the Company initiated an offering at par of up to $7,000,000 principal amount of convertible subordinated debentures (the "Debentures") solely to prospective purchasers who are not U.S. persons. The Company does not contemplate either issuing any Debentures unless at least $3,500,000 principal amount of the Debentures are issued and sold or extending the offering of the Debentures beyond February 15, 1996. No assurances can be given that any of these Debentures will be issued and sold.

          The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock. Most of these obligations are subject to satisfaction of various conditions related to, among other things, the formalization of project relationships and achievement of specified project performance standards. At November 30, 1995, the Company had unconditional obligations regarding the development of oil and gas projects amounting to approximately $70,000. Commitments on that date relating to acquisitions conditioned on the formalization of project relationships, project performance, and other matters were $1,500,000 and 1,550,000 shares of Common Stock. As the Company undertakes additional projects and develops current projects, significant additional commitments are expected to be incurred.

          Results of Operations
          ---------------------

          The Company recorded operating revenue of $36,173 during the quarter ended November 30, 1995, as compared with operating revenue of $90,110 for the same period last year. The revenue in the current quarter is attributable primarily to a modest amount of oil and gas production. Effective September 1, 1995, Neutrino Resources, Inc. acquired one-half of the shares of a previously wholly-owned Canadian subsidiary of the Company in exchange for a 10% working interest in the Inverness unit #1 of the Inverness field in the Swan Hills producing area in Alberta, Canada. The revenue reflects the Company's effective 5% interest in the approximately 450 barrels per day of oil production from the Inverness Field, as well as the Company's 37.5% interest in approximately 140,000 cubic feet per day of gas production from a well in the Rocksprings field in West Texas which commenced production during November 1995. Revenue during the quarter ended November 30, 1994, arose exclusively from the sale and rental of equipment related to the Company's electrically enhanced oil recovery technology (the "EEOR Technology"). Only $1,913 of the revenue for the current period related to the EEOR Technology.

          General and administrative expense increased from $314,022 to $1,020,061 from the November 1994 quarter to the November 1995 quarter. This increase reflects the build-up of an organization and infrastructure for the Company's oil and gas activities.

          Depreciation, depletion, and amortization expense dropped from $241,324 in the quarter ended November 30, 1994, to $75,988 for the quarter ended November 30, 1995. This reduction is attributable primarily to the recognition at August 31, 1995, of the impairment of intangible assets on which amortization had been charged at the rate of approximately $223,000 per quarter during fiscal 1995.

          No research and development expense was recorded during the quarter ended November 30, 1995. Research and development expense of $50,847 related to the EEOR Technology was incurred during the quarter ended November 30, 1994. Subject to the availability of funding, the Company anticipates expending during the balance of fiscal 1996 approximately $425,000 on research and development activities related to advancing the EEOR Technology from a late development/early commercial stage to a fully commercial status.

          The operating loss for the first quarter of fiscal 1996 was $1,074,290, as compared to an operating loss of $563,999 for the first quarter of fiscal 1995. The increased loss is attributable primarily to increased general and administrative expense, partially offset by lower depreciation, depletion, and amortization expense.

          Interest income was higher in the quarter ended November 30, 1995, than in the year earlier quarter, reflecting higher cash and cash equivalent average balances in the current period. Cash balances were reduced considerably during the quarter ended November 30, 1995, and the prospects for net interest income during the balance of fiscal 1996 relate to the Company's success in arranging equity financing.

                          PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

        2(1) Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated August 10, 1995, by and among Ribalta Holdings, Inc. as Vendor, and Fountain Oil Incorporated as Purchaser, and John Richard Tate as
               Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K as amended by Form 8-K/A and Form 8-K/A-2, filed January 2, 1996 and January 16, 1996, respectively).

        2(2) Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated November 3, 1995, by and among Ribalta Holdings, Inc. as Vendor, and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K as amended by Form 8-K/A and Form 8-K/A-2, filed January 2, 1996 and January 16, 1996, respectively).

       99(1) Fountain Oil Incorporated and Subsidiaries Amended Unaudited Pro Forma Consolidated Balance Sheet as of August 31, 1995 (Incorporated herein by reference from October 19, 1995 Form 8-K as amended by Form 8-K/A and Form 8-K/A-2, filed January 2, 1996 and January 16, 1996, respectively).

  (b)     Reports on Form 8-K

          The Company filed a Form 8-K (Item 2. Acquisition or Disposition of Assets, and Item 7. Financial Statements and Exhibits) on November 3, 1995 reporting the acquisition of Gastron International Limited effective October 19, 1995. The Company then filed a Form 8-K/A on January 2, 1996 amending Items 2 and 7 and presenting an unaudited pro forma consolidated balance sheet as of August 31, 1995, prepared on a basis assuming said acquisition was consummated on August 31, 1995. On January 16, 1996, the Company filed a Form 8-K/A-2 amending Items 2 and 7 and presenting an amended unaudited pro forma consolidated balance sheet as of August 31, 1995, prepared on a basis assuming said acquisition was consummated on August 31, 1995

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FOUNTAIN OIL INCORPORATED



Date: January 12, 1996                       By: /s/ Arnfin Haavik
                                                 ------------------------------
                                                     Arnfin Haavik
                                                     Chief Financial Officer

                                EXHIBIT INDEX

                                                                  FILED WITH
EXHIBIT                                                              THIS
NUMBER                        EXHIBIT                               REPORT
-------                      --------                            ------------
 2(1)   Agreement Relating to the Sale and Purchase of All
        the Issued Share Capital of Gastron International
        Limited dated August 10, 1995, by and among Ribalta
        Holdings, Inc. as Vendor, and Fountain Oil
        Incorporated as Purchaser, and John Richard Tate as
        Warrantor (Incorporated herein by reference from
        October 19, 1995 Form 8-K as amended by Form 8-K/A
        and Form 8-K/A-2, filed January 2, 1996 and January
        16, 1996, respectively).

 2(2)   Supplemental Agreement Relating to the Sale and
        Purchase of All the Issued Share Capital of Gastron
        International Limited dated November 3, 1995, by and among Ribalta Holdings, Inc. as Vendor, and Fountain Oil Incorporated as Purchaser, and John
        Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K as amended by Form 8-K/A and Form 8-K/A-2, filed January 2,
        1996 and January 16, 1996, respectively).

99(1)   Fountain Oil Incorporated and Subsidiaries Amended
        Unaudited Pro Forma Consolidated Balance Sheet as of August 31, 1995 (Incorporated herein by reference from October 19, 1995 Form 8-K as amended by Form 8-K/A and Form 8-K/A-2, filed January 2,
        1996 and January 16, 1996, respectively).