Form 10QSB
period 1996-02-29
FOUNTAIN OIL INC
filed 1996-04-15
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       FEBRUARY 29, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ ______ TO _______________


COMMISSION FILE NUMBER   0-9147

                           FOUNTAIN OIL INCORPORATED
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


                                 713-492-6992
                          (ISSUER'S TELEPHONE NUMBER)

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

The number of shares outstanding of issuer's common stock on February 29, 1996 was 10,846,063.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes  [ ]      No   [X]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Fountain Oil Incorporated

We have made a review of the consolidated condensed balance sheet of Fountain Oil Incorporated and subsidiaries as of February 29, 1996, and the related consolidated condensed statement of operations for the three- and six-month periods ended February 29, 1996, and the consolidated condensed statement of cash flows for the six-month period ended February 29, 1996. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying consolidated condensed financial statements have been prepared assuming that Fountain Oil Incorporated will continue as a going concern. As more fully described in Note 2 to the consolidated condensed financial statements, the Company has incurred recurring operating losses and will require substantial cash from external sources to finance its oil and gas ventures. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2 to the consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                   Coopers & Lybrand L.L.P.

Houston, Texas
April 12, 1996

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET

                                           Unaudited
                                        February 29, 1996
                                        -----------------
              ASSETS
              ------
Cash and cash equivalents                  $  1,724,296
Accounts receivable - affiliated
 entities                                     1,806,282
Accounts receivable, other                      159,884
Inventory                                        17,596
Prepaid expenses                                358,156
                                           ------------
  Total current assets                        4,066,214

Capitalized financing costs                     372,842
Property and equipment, net                   4,150,813
Oil and gas properties, net, full cost
 method (including $235,221 unevaluated)        535,445
Investment in and advances to oil and
 gas ventures                                 3,504,392
                                           ------------
    TOTAL ASSETS                           $ 12,629,706
                                           ------------

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Accounts payable                           $  1,299,442
Accrued liabilities                             310,226
Note payable                                     69,331
                                           ------------
   Total current liabilities                  1,678,999

Account payable - related party                 242,927

8% Convertible subordinated debentures        3,750,000
Commitments and contingencies (Notes 2
 and 11)

Stockholders' Equity:
 Preferred stock, par value $0.10 per
  share, 5,000,000 shares authorized:
  no shares issued or outstanding                    --
 Common stock, par value $0.10 per
  share, 50,000,000 shares authorized:
   10,846,063 shares issued and
   outstanding                                1,084,606
 Capital in excess of par value              29,265,975
 Accumulated deficit since October 31,
  1988 when a deficit of $39,952,292 was
   eliminated                               (23,392,801)
                                           ------------
   Total stockholders' equity                 6,957,780
                                           ------------
   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                 $ 12,629,706
                                           ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                         Unaudited                     Unaudited
                                 --------------------------    ---------------------------
                                      Three Months Ended             Six Months Ended
                                 FEBRUARY 29,   February 28,   FEBRUARY 29,   February 28,
                                     1996           1995           1996           1995
                                 -------------  -------------  -------------  -------------

Operating Revenues:
  Power unit rentals              $       ---     $      ---    $     1,913     $   14,710
  Equipment sales                         ---        338,679            ---        414,079
  Consulting income                     2,943        103,685          2,943        103,685
  Oil & gas production                 41,142            ---         75,402            ---
                                  -----------     ----------    -----------     ----------
                                       44,085        442,364         80,258        532,474
                                  -----------     ----------    -----------     ----------

Operating Expenses:
  Cost of sales                           ---        300,788            ---        327,952
  Lease operating expense              41,107            ---         55,521            ---
  General and administrative        1,289,126      1,203,848      2,309,187      1,522,145
  Depreciation, depletion and
    amortization                       79,695        389,282        155,683        630,606
  Impairment of oil and
    gas properties                    233,000            ---        233,000            ---
  Research and development                ---         12,432            ---         63,279
  Geological and geophysical              ---         26,040            ---         42,517
                                  -----------     ----------    -----------     ----------
                                    1,642,928      1,932,390      2,753,391      2,586,499
                                  -----------     ----------    -----------     ----------

OPERATING LOSS                      1,598,843      1,490,026      2,673,133      2,054,025
                                  -----------     ----------    -----------     ----------

Other Income (Expense):
  Interest, net                       (57,730)        (5,698)        (9,987)        (5,389)
  Gain on settlement of
    liabilities, net                      ---            ---            ---          1,171
  Other                                12,313         (2,023)        15,010          4,127
                                  -----------     ----------    -----------     ----------
TOTAL OTHER INCOME (EXPENSE)          (45,417)        (7,721)         5,023            (91)
                                  -----------     ----------    -----------     ----------

NET LOSS                          $ 1,644,260     $1,497,747    $ 2,668,110     $2,054,116
                                  -----------     ----------    -----------     ----------

Weighted average number of
  common shares outstanding        10,837,755      6,473,238     10,835,909      6,222,396
                                  -----------     ----------    -----------     ----------

NET LOSS PER COMMON SHARE               $(.15)         $(.23)         $(.25)         $(.33)
                                  -----------     ----------    -----------     ----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                        Unaudited
                                             -------------------------------
                                                    Six Months Ended
                                             FEBRUARY 29,        February 28,
                                                 1996                1995
                                             -------------        -----------
Cash Flows From Operating Activities:
  Net loss                                $    (2,668,110)     $  (2,054,116)
  Depreciation and depletion                       32,270            630,606
  Amortization of financing cost                   30,364                ---
  Impairment of oil and gas properties            233,000                ---
  Stock issued for compensation and
   contract services                                  ---          1,386,138
  Accumulated currency translations                   ---            (23,382)
Changes in assets and liabilities:
  Increase in accounts receivable                (122,146)          (356,777)
  Decrease in inventory                               350             21,198
  Increase (decrease) in prepaid                    9,084           (692,334)
   expenses
  Increase (decrease) in accounts              (1,211,656)           140,207
   payable
  Increase (decrease) in accrued                 (129,053)            24,810
   liabilities
                                          ---------------      -------------
NET CASH USED IN OPERATING ACTIVITIES          (3,825,897)          (923,650)
                                          ---------------      -------------

Investing Activities:
  Purchase of property & equipment               (959,561)          (621,016)
  Investment in oil & gas ventures &
   properties                                  (1,520,839)               ---
  Advances to oil & gas ventures                 (201,304)               ---
                                          ---------------      -------------
NET CASH USED IN INVESTING ACTIVITIES          (2,681,704)          (621,016)
                                          ---------------      -------------

Financing Activities:
  Cash provided from issuance of stock,
   net                                             18,000          8,689,035
  Cash provided from issuance of
   debentures, net                              3,346,714                ---
  Payments of note payable                        (41,060)          (245,000)
  Payments on account payable-related
   party                                          (10,867)               ---
  Proceeds from issuance of note payable           89,140                ---
  Proceeds from issuance of account
   payable - related party                         38,325                ---
                                          ---------------      -------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                     3,440,252          8,444,035
                                          ---------------      -------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                          (3,067,349)         6,899,369
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                         4,791,645          1,520,061
                                          ---------------      -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD  $     1,724,296      $   8,419,430
                                          ---------------      -------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED FEBRUARY 29, 1996 (UNAUDITED)

(1)  Nature of Business and Basis of Preparation and Presentation

     The Company's primary focus is the acquisition of ownership interests in domestic oil and gas fields and existing foreign oil and gas fields that indicate a potential for increased production through rehabilitation of the fields. To a lesser extent the Company provides the oil and gas industry with equipment and services related to a proprietary thermal stimulation process for heating heavy and paraffinic oil with electric current.

     The consolidated condensed financial statements of Fountain Oil Incorporated and subsidiaries (collectively the "Company") included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 and the Quarterly Report on Form 10-QSB for the quarter ended November 30, 1995 filed with the Securities and Exchange Commission.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather that the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share as if the fair-value method were used. The Company adopted the disclosure requirements of SFAS No. 123 in October 1995 which had no effect on the Company's financial results for the six-month period ended February 29, 1996.

(2)  Going Concern Assumption

     The Company has adopted an aggressive growth strategy which, if fully implemented, will require a substantial capital commitment during fiscal 1996 and beyond. Because the Company has incurred recurring operating losses and because current operations are not generating positive cash flows, the ability of the Company to continue as a going concern and to pursue this growth strategy successfully is highly dependent upon generating funds from external sources.

     Without sufficient funds from external sources, the Company's ability to develop its oil and gas ventures and continue as a going concern is doubtful. However, the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing the projects. The Company ultimately must achieve profitable operations in order to realize its investments.

     As of February 29, 1996, the Company had cash and cash equivalents of approximately $1,724,000. As of that date, the Company had accounts payable of approximately $1,299,000 and other current liabilities of approximately $380,000, and the Company faces other cash demands, as well. General and administrative expenses, which were principally cash items, amounted to approximately $1,020,000 and $1,289,000 in the quarters ended November 30, 1995 and February 29, 1996, respectively. The increase of approximately $269,000 is attributable primarily to costs associated with preparing and mailing the Company's Proxy Statement and Annual Report to Stockholders and holding the Company's Annual Meeting of Stockholders and the continued build-up of an organization and infrastructure for the Company's operations. Effective February 1, 1996, the Company's executive officers agreed to defer receipt of one-half of their respective salaries and the directors of the Company have agreed to defer receipt of all of their cash compensation until the earlier of completion of the next significant equity or debt financing by the Company or July 31, 1996. This action is expected to defer approximately $70,000 per month in cash flow. During the six-month period ended February 29, 1996, the Company's investment in and advances with respect to oil and gas ventures and properties and property and equipment used cash averaging approximately $1,341,000 per quarter. Management believes that through such deferral, limiting the use of external services, and restricting funding of oil and gas projects, the Company should be able to reduce the cash flows required to fund general and administrative expenses, investments and advances to approximately $1,100,000 per quarter while still maintaining adequate progress in the Company's projects. There can be no assurances, however, that the Company would be able to or, if able, would so reduce the cash flows required to fund its general and administrative expenses, investment and advances or that such funding will enable the projects to demonstrate sufficient progress to establish and preserve the Company's rights.

     Operations are not expected to generate significant revenue in fiscal 1996. Thus, unless the Company is able to arrange additional equity or debt financing or otherwise generate significant cash in the near future, the Company may be required to scale back significantly or suspend its activities and may not be able to meet its obligations as they come due. While the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects, no assurances can be given that the Company will be able to arrange the necessary financing or otherwise generate sufficient cash to fund its activities or meet its obligations.

     The consolidated condensed financial statements do not give effect to any impairment of its investments in oil and gas ventures or other adjustments which would be necessary should the Company be unable to obtain sufficient funds from external sources and continue as a going concern.

(3)  Use of Estimates

     The preparation of the consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(4)  Accounts Receivable - Affiliated Entities

     Upon the acquisition of Gastron International Limited ("Gastron") in October 1995, the Company recorded a receivable in the amount of $1,800,000 from Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"). This receivable represents amounts due from Mostransgas to reimburse the Company for costs incurred in connection with the acquisition of two drilling rigs and related equipment which will represent a joint capital contribution by the Company and Mostransgas to a Russian joint stock company in which the Company acquired an interest through its acquisition of Gastron. The Company's management believes Mostransgas will repay the Company through the equipment supplier the amounts advanced by the Company on its behalf following the delivery in Russia of the drilling rigs and equipment to be shipped from the United States.

     The Company will have to pay outstanding accounts payable associated with the drilling rigs and related equipment before shipping them to Russia. Additionally, the Company will be required to pay shipping costs, supplies, certain customs taxes and other amounts which, including the accounts payable, the Company estimates to be between $1,500,000 and $2,100,000, in the aggregate, in order to be able to deliver the equipment in Russia. The collectibility of the account receivable from Mostransgas is dependent upon, among other things, the Company obtaining the necessary funds to make these payments. The Company does not anticipate shipping the rigs and equipment until various matters relating to the project, including financing for the project and completion of reserve studies, are satisfactorily resolved.

(5)  Property and Equipment

     Approximately $3,515,000 of the approximately $4,151,000 recorded for property and equipment, net, as of February 29, 1996 represents drilling rigs and related equipment which the Company expects to ship to the Republic of Adygea, Russian Federation, in connection with the development of the Maykop Field. (Note 4)

(6)  Oil and Gas Properties, Full Cost Method

     As of February 29, 1996, the Company recognized an impairment of $233,000 on its oil and gas properties as a result of applying the full cost ceiling test. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties at February 29, 1996 were $235,221.

(7)  Investment in and Advances to Oil and Gas Ventures

     During the six months ended February 29, 1996, the Company capitalized approximately $1,521,000 and made advances of approximately $201,300 associated with its proposed or completed acquisition of interests in foreign joint ventures, corporations and similar associations which will be the entities through which the development of oil and gas projects will be implemented. The proposed acquisitions are in various stages of finalization which involve negotiation and consummation of both governmental concessions and the acquisition of private interests. The Company has a policy of capitalizing that portion of management salaries, consulting fees and expenses relating directly to the acquisition of interests in these oil and gas projects. The amounts capitalized, including advances, at February 29, 1996 are as follows:

                                           Capitalized
Venture                                       Cost       Advances     Total
- -------                                    -----------  ----------  ----------
Maykop Field, Republic of Adygea            $  757,900  $      ---  $  757,900
Gorischt-Kocul Field, Albania                  476,100         ---     476,100
Boryslaw Field, Western Region, Ukraine      1,139,000         ---   1,139,000
Lelyaki Field, Pryluki Region, Ukraine         400,100     731,300   1,131,400
                                            ----------  ----------  ----------
                                            $2,773,100  $  731,300  $3,504,400
                                            ----------  ----------  ----------

     The Company has negotiated the principal elements of an agreement to acquire 80% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN") and is exploring the possibility of purchasing all or a portion of the remaining 20%. There can be no assurance, however, that the acquisition of any shares of UK-RAN will be consummated. UK-RAN owns 45% of the equity of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to work over and develop the Lelyaki Field in the Pryluki region of Central Ukraine. The joint venture has been registered, and its application for a production license is pending. Development activities in the Lelyaki Field await the granting of the license and the satisfactory resolution of various matters related to the project, including the availability of financing for the project.

     Advances in the amount of approximately $731,300 have been made in connection with the proposed acquisition of an interest in the Lelyaki Field. Of this amount, approximately $510,000 represents a loan to Zhoda Corporation ("Zhoda"), the owner of 80% of the shares in UK-RAN, made primarily to enable Zhoda to acquire shares representing an 8% interest in UK-RAN. The remaining approximately $221,300 represents advances to fund UK-RAN's activities in establishing the joint venture and pursuing the production license for the joint venture. In the event the Company acquires Zhoda's interest in UK-RAN, most of Zhoda's and UK-RAN's indebtedness to the Company will be transformed into an investment in oil and gas ventures. Absent such an acquisition, the Company believes that the ability of Zhoda and UK-RAN to repay the Company's advances to such entities will depend upon their ability to realize, through sale, development or otherwise, on their respective interests in the Lelyaki Field.

(8)  Convertible Subordinated Debentures

     During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 of Debentures at par and received net proceeds of approximately $3,350,000 after commissions and expenses. The Debentures, which are subordinated to indebtedness for borrowed money, are convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceeding the date of conversion. A maximum of 309,500 shares of the Company's Common Stock is issuable upon conversion of each $1,000,000 principal amount of the Debentures. No Debentures could be converted prior to April 1, 1996, and then no more than one-third of the Debentures may be converted prior to May 1, 1996, and no more than two-thirds of the Debentures may be converted prior to June 5, 1996.

(9)  Net Loss Per Common Share

     Net loss per common share for the periods presented is based on the weighted average number of common shares outstanding.

(10) Supplemental Cash Flow Information

     Effective October 19, 1995, the Company acquired from Ribalta Holdings, Inc. ("Ribalta"), the entire issued share capital of Gastron for nominal consideration plus additional contingent consideration payable upon satisfaction of various conditions. The Company's net investment in Gastron includes the consideration paid for share capital plus its note receivable of $2,450,000 from Gastron which is eliminated in consolidation. The principal assets of Gastron, which was not actively engaged in business, are (i) a 31% ownership interest in Intergas, a closed private joint stock company incorporated in the Russian Federation ("Intergas"), which has rights to develop the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation, (ii) an interest in two drilling rigs and related equipment undergoing testing and certification, and (iii) an account receivable from an affiliated entity. See Note 4.

     The assets acquired and liabilities assumed in conjunction with this acquisition were as follows:

          Cash and cash equivalents                   $    2,846
          Account receivable - affiliated entity       1,800,000
          Property and equipment                       2,731,818
                                                      ----------
                                                      $4,534,664
                                                      ----------

          Accounts payable                            $1,844,195
          Accrued liabilities                             25,000
          Account payable - related party                215,469
          Note payable - Fountain Oil Incorporated     2,450,000
                                                      ----------
                                                      $4,534,664
                                                      ----------

     These assets acquired and liabilities assumed were purchased for $1 plus additional contingent consideration payable upon satisfaction of various conditions. Thus, these balances have been excluded from the Consolidated Condensed Statement of Cash Flows for the six months ended February 29, 1996.

(11) Commitments and Contingencies

     The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock. Most of these obligations are subject to the satisfaction of various conditions related to, among other things, the formalization of project relationships and achievement of specified project performance standards. At February 29, 1996, the Company had unconditional obligations regarding the development of oil and gas projects amounting to approximately $78,000. Commitments relating to acquisitions conditioned on the formalization of project relationships, project performance and other matters were $1,500,000 in cash and 1,550,000 shares of Common Stock. As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

(12) Subsequent Event

     On March 28, 1996, the Company borrowed $4,700,000 from a bank on a three month note with interest at 1% above the London Interbank Offered Rate ("LIBOR"). The Company expects to negotiate with the bank for extensions of this loan. The funds are presently placed in a blocked account, which must be maintained to collateralize the loan, with interest at LIBOR. The Company is discussing with the bank the conditions under which the funds might be released from the blocked account.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition

  The Company had current assets at February 29, 1996 of approximately $4,066,000, as compared to current assets of approximately $4,126,000 at November 30, 1995. The reduction in current assets was attributable to a reduction during the quarter in prepaid expenses of approximately $292,000, reflecting primarily a reclassification of certain items from prepaid expenses to investments in oil and gas ventures and properties, largely offset by an increase in cash and cash equivalents. The increase in cash and cash equivalents during the second fiscal quarter reflects (a) net cash proceeds of approximately $3,365,000 from the issuance of convertible subordinated debentures and the issuance of shares of Common Stock upon exercise of options, largely offset by
(b) a net loss for the quarter of approximately $1,644,000, most of which reflects general and administrative expenses, which are principally cash items,
(c) an approximately $1,029,000 net reduction in accounts payable and accrued liabilities reflecting primarily payments for purchased equipment, (d) investments and advances related to oil and gas ventures and properties totaling approximately $395,000, and (e) approximately $155,000 expended for additional equipment relating to the drilling rigs intended for use in the Maykop Field in the Republic of Adygea, Russian Federation.

  The Company's current liabilities were reduced from approximately $2,733,000 at November 30, 1995 to approximately $1,679,000 at February 29, 1996. This reduction included a partial payment of the accounts payable related to the drilling rigs and equipment intended for use in the Maykop Field, reducing the balance from approximately $2,059,000 at November 30, 1995 to approximately $943,000 at February 29, 1996.

  The Company will have to pay outstanding accounts payables associated with the drilling rigs and related equipment before shipping them to Russia. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under "Forward Looking Statements".) Additionally, the Company will be required to pay shipping costs, supplies, certain customs taxes and other amounts which, including the accounts payable, the Company estimates to be between $1,500,000 and $2,100,000 in the aggregate, in order to be able to deliver the equipment in Russia. (FLS) The Company does not anticipate shipping the rigs and equipment until various matters related to the Maykop Field Project, on which said rigs are intended to be employed, are satisfactorily resolved. (FLS)

  The Company's working capital increased during the second quarter of fiscal 1996 from approximately $1,393,000 at November 30, 1995 to approximately $2,387,000 at February 29, 1996. Certain components of working capital, principally the $1,800,000 account receivable from an affiliated entity, are not expected to be monetized as early as the current liabilities become due. (FLS) Additionally, approximately $358,000 in prepaid expenses will not result in cash monetization. The Company intends to address the condition of its working capital by attempting to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company and the joint ventures or other entities that are developing the projects. (FLS) There can be no assurance that the Company will be able to arrange the necessary financing or that such financing will be available on terms that are advantageous to the Company.

  Advances to oil and gas ventures increased from approximately $530,000 at November 30, 1995, to approximately $731,300 at February 29, 1996 as a result of continued advances of funds related to the Lelyaki Field project in Ukraine. Of the $731,300, approximately $510,000 represents a loan to Zhoda Corporation ("Zhoda"), the owner of 80% of the shares in UK-RAN Oil corporation ("UK-RAN"), made primarily to enable Zhoda to acquire shares representing an 8% interest in UK-RAN. The remaining approximately $221,300 represents advances to fund UK-RAN's activities in establishing the joint venture and pursuing the production license for the joint venture. In the event the Company acquires Zhoda's interest in UK-RAN, most of Zhoda's and UK-RAN's indebtedness to the Company will be transformed into an investment in oil and gas ventures. (FLS) Absent such an acquisition, the Company believes that the ability of Zhoda and UK-RAN to repay the Company's advances to such entities will depend upon their ability to realize, through sale, development or otherwise, on their respective interests in the Lelyaki Field. (FLS)

  During the quarter ended February 29, 1996, the Company increased its investments in oil and gas ventures by approximately $412,000 to approximately $2,773,000 at February 29, 1996. Approximately $272,000 of this increase is attributable to investments related to the Maykop Field Project. The investment in oil and gas ventures at February 29, 1996 is wholly attributable to projects in Eastern Europe.

  The Company holds a 31% ownership interest in Intergas, a Russian joint stock company ("Intergas"), which in turn has development rights in the Maykop gas condensate field located in the Republic of Adygea, Russian Federation. As the field operator designated by Intergas, the Company has executed a gas sales agreement with Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"), under which Mostransgas would purchase all of Intergas' gas production from the Maykop Field for a ten year period. Under the agreement, Intergas would receive $1.03 per thousand cubic feet ($36 per thousand cubic meters) through the end of the second full calendar year after production commences, and the price for subsequent periods would be adjusted based upon then current Russian gas prices. (FLS) Pricing is net for gas delivered at the field, with no additional transportation or transportation tax charges. The agreement with Mostransgas is subject to ratification by the Intergas Board of Directors, which is expected to act on the matter in May 1996.
(FLS) Mostransgas, which also has an equity interest in Intergas, is an affiliate of Gasprom, the largest gas distribution group in Russia. Intergas expects also to produce condensate from the Maykop Field, and the Company is exploring opportunities related to the sale of that condensate. (FLS) Production from the Maykop Field is expected to commence four to six months after the Company ships to the Republic of Adygea drilling rigs and related equipment that it is presently assembling and testing in Texas. (FLS) The Company does not anticipate shipping that equipment until various matters related to the project, including financing for the project and completion of reserve studies, are satisfactorily resolved. (FLS)

  A joint venture agreement with Albpetrol, the Albanian national oil company, to develop the Gorischt-Kocul Field in Albania has been negotiated, and a production license has been issued by the Minister of Mines and Energy and forwarded to Albpetrol for execution. The joint venture agreement and license will then be submitted to the Council of Ministers of Albania, which must give its approval before the initial phase of the project can begin.
(FLS) The Company presently expects the necessary license and approval during the spring of 1996. (FLS)

  A joint venture agreement with Ukrnafta, the Ukraine national oil company ("Ukrnafta"), for the development of the Boryslaw Field in Western Ukraine is being negotiated. After a joint venture company is registered in Ukraine, a production license must be obtained before development activities can commence. The Company presently anticipates that such registration will be effected and the license received during the second half of calendar 1996. (FLS)

  The Company has negotiated the principal elements of an agreement to acquire 80% of the outstanding stock of UK-RAN and is exploring the possibility of purchasing all or a portion of the remaining 20%. (FLS) The Company anticipates completing its acquisition of UK-RAN stock during the spring of 1996. (FLS) UK-RAN owns 45% of the equity of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to work over and develop the Lelyaki Field in the Pryluki region of Central Ukraine, with Ukrnafta holding the other 55%. The joint venture has been registered, and its application for a production license is pending. (FLS) Development activities in the Lelyaki Field await the granting of the license and the satisfactory resolution of various matters related to the project, including the availability of financing for the project. (FLS) Subject to such resolution, the Company presently believes that such development activities could commence during the summer or fall of 1996. (FLS)

  While the discussion of various events and their timing in the preceding four paragraphs represents management's assessment at the present time, no assurances can be given regarding the occurrence or timing of any of these events.

  The Company has adopted an aggressive growth strategy which, if fully implemented, will require substantial capital commitments during fiscal 1996 and beyond. (FLS) Developing the oil and gas projects in which the Company has acquired or expects to acquire an interest is expected by the Company to require a net cash outlay from the Company of approximately $12 million from April 1996 through the end of calendar 1996. (FLS) Additional cash outlays may be required thereafter. (FLS) This estimate is based upon the Company's expectations regarding various projects indicated above, and no assurance can be given that those expectations will be met. The Company has some flexibility in postponing or reducing the 1996 cash outlay by revising project programs or delaying specific activities. (FLS)

  The Company anticipates financing the net development costs of its oil and gas projects, as well as the Company's current operating expenses, through a combination of equity financing by the Company and debt financings either by the Company or by the joint ventures or other entities that have the development rights to such projects. (FLS) Debt financing will be sought both from international development agencies, such as the European Bank of Reconstruction and Development and the United States Overseas Private Investment Corporation, and conventional lenders. (FLS) The consolidated condensed financial statements have been prepared under the assumption of a going concern. Failure of the Company to arrange such debt and equity financing on reasonable terms would have a material adverse effect on the results of operations, financial condition, cash flows, and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

  As of February 29, 1996, the Company had approximately $1,724,000 in cash and cash equivalents and had accounts payable of approximately $1,299,000. The Company faces other cash demands, as well. General and administrative expenses have been requiring cash flows in excess of $1,000,000 a quarter, and the Company has been making substantial cash investments in and advances to oil and gas ventures and properties. During the six-month period ended February 29, 1996, the Company's investments and advances used cash of approximately $2,682,000. Management believes that through a deferral of a portion of salaries of the Company's executive officers, limiting the use of external services and restricting funding of oil and gas projects, the Company should be able to reduce the cash required to fund general and administrative expenses and investments in and advances to oil and gas ventures and properties to approximately $1,100,000 per quarter while still maintaining adequate progess in the projects. (FLS) There can be no assurances, however, that the Company would so reduce the cash flows required to fund its general and administrative expenses and investment in oil and gas ventures and properties or that such funding would enable the projects to demonstrate sufficient progress to establish and preserve the Company's rights.

  Operations are not expected to generate significant revenue in fiscal 1996.
(FLS) Thus, unless the Company is able to arrange debt or equity financing or otherwise to generate sufficient cash in the near future, the Company may be required to scale back significantly or suspend its activities and may not be able to meet its obligations as they come due. (FLS) While the Company's management believes that it will be able to access external sources of funds through a combination of equity financing by the Company and debt financing by the Company or the joint ventures or other entities that are developing projects, no assurances can be given that the Company will be able to arrange the necessary financing or otherwise generate sufficient cash to fund its activities or meet its obligations. (FLS)

  The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects which it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock.
(FLS) Most of these obligations are subject to satisfaction of various conditions related to, among other things, the formalization of project relationships and achievement of specified project performance standards. At February 29, 1996, the Company had unconditional obligations regarding the development of oil and gas projects amounting to approximately $78,000. Commitments on that date relating to acquisitions conditioned on the formalization of project relationships, project performance, and other matters were $1,500,000 and 1,550,000 shares of Common Stock. As the Company develops current projects and undertakes additional projects, significant additional commitments are expected to be incurred. (FLS)

  Results of Operations

  The Company recorded operating revenue of approximately $44,000 during the quarter ended February 29, 1996, as compared with operating revenue of approximately $442,000 for the same period last year. The revenue in the current quarter is attributable primarily to a modest amount of oil and gas production and primarily reflects the Company's effective 5% interest in the approximately 420 barrels per day of oil production from the Inverness Field in the Swan Hills producing area in Alberta, Canada. Revenue during the quarter ended February 28, 1995, arose exclusively from the sale and rental of equipment related to the Company's electrically enhanced oil recovery technology (the "EEOR Technology"). Approximately $3,000 of the revenue for the quarter ended February 29, 1996 related to the EEOR Technology.

  General and administrative expense increased from approximately $1,204,000 to approximately $1,289,000 from the quarter ended February 28, 1995 to the quarter ended February 29, 1996. This increase reflects additional compensation and related expenses reflecting the continued build-up of an organization and infrastructure for the Company's operations partially offset by lower charges for financial public relations services and the capitalization of certain expenses related to oil and gas ventures in the 1996 quarter.

  Depreciation, depletion, and amortization expense dropped from approximately $389,000 in the quarter ended February 28, 1995, to approximately $80,000 for the quarter ended February 29, 1996. This reduction is attributable primarily to the recognition at August 31, 1995 of the impairment of intangible assets on which amortization had been charged at the rate of approximately $223,000 per quarter during fiscal 1995, offset in part by the amortization of capitalized financing costs related to the 1996 issuance of convertible subordinated debentures amounting to approximately $30,000 for the quarter ended February 29, 1996.

  As of February 29, 1996, the Company recognized an impairment of $233,000 on its oil and gas properties as a result of applying the full cost ceiling test.

  Interest expense, net, was higher in the quarter ended February 29, 1996, than in the quarter ended February 28, 1995, as a result of greater average debt outstanding during the 1996 period.

  During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 of Debentures and received net proceeds of approximately $3,350,000 after commissions and expenses. The Debentures, which are subordinated to indebtedness for borrowed money, are convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceeding the date of conversion. A maximum of 309,500 shares of the Company's Common Stock is issuable upon conversion of each $1,000,000 principal amount of the Debentures. No Debentures could be converted prior to April 1, 1996, and then no more than one-third of the Debentures may be converted prior to May 1, 1996, and no more than two-thirds of the Debentures may be converted prior to June 5, 1996. The first interest payment date was March 31, 1996. For the quarter ended February 29, 1996, accrued interest was approximately $34,000.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather that the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share as if the fair-value method were used. The Company adopted the disclosure requirements of SFAS No. 123 in October 1995 and will continue to measure stock-based compensation cost using the intrinsic-value approach prescribed in APB Opinion No. 25. Adoption of the new standard did not have a material effect on the Company's earnings for the six-month period ended February 29, 1996.

  Forward Looking Statements

  The forward looking statements contained in this Item 2 are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

  Few of the forward looking statements in this Item 2 deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. It is anticipated that the Company will not have a majority of the equity in the entity that would be the licensed developer of any of the projects that the Company is presently pursuing in Eastern Europe, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

  The availability of equity and debt financing to the Company is affected by, among other things, world economic conditions, international relations, the stability and policies of various governments, fluctuations in the price of oil and gas and the outlook for the oil and gas industry, and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its projects and comparisons with alternative investment opportunities. The Company's ability to fund its oil and gas projects is dependent upon obtaining additional equity or debt financing.

  The development of oil and gas properties is subject to substantial risks. Expectations regarding reserves, even if estimated by independent petroleum engineers, may prove to be unrealized. Reserves, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions could affect the Company's ability to proceed with or to effectively operate projects in various foreign countries.

  Demands by or expectations of governments, co-venturers, customers and others may affect the Company's strategy to limit cash expenditures on various projects or on general and administrative expenses to support such projects or other Company activities. Failure to meet such demands or expectations could adversely affect the Company's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

                          PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  An Annual Meeting of Shareholders was held on February 12, 1996. Shareholders voted (1) to elect six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified; (2) to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 25,000,000 to 50,000,000;
(3) to approve the 1995 Long-Term Incentive Plan which provides for the issuance of up to 1,500,000 shares of Common Stock in connection with the grant of stock options or stock appreciation rights to employees, directors, consultants and advisors of the Company; and (4) to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending August 31, 1996.

  With respect to the election of the six directors, the tabulation of votes was as follows:

Nominee               Votes For  Withheld
- -------               ---------  --------

Einar Bandlien        7,336,024   109,584
Robert A. Halpin      7,339,022   106,586
Stanley D. Heckman    7,333,808   111,800
Eugene J. Meyers      7,339,238   106,370
Oistein Nyberg        7,338,850   106,758
Nils N. Trulsvik      7,333,850   111,758

  With respect to the approval of the Increase in Authorized Shares, the tabulation of votes was 6,485,954 shares voted in favor, 573,598 shares voted against, and 49,148 shares abstained.

  With respect to the approval of the 1995 Long-Term Incentive Plan, the tabulation of votes was 3,823,037 shares voted in favor, 813,351 shares voted against, 54,204 shares abstained, and 2,755,016 shares represented broker non-votes.

  With respect to the ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent public accountant, the tabulation of votes was 7,327,839 shares voted in favor, 30,627 shares voted against, and 22,185 shares abstained.

  No other matters were submitted to a vote.

                          PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               3(1) Registrant's Certificate of Incorporation and amendments thereto.

               4(1)  Form of 8% Convertible Subordinated Debenture

               10(1) 1995 Long-Term Incentive Plan

               27    Financial Data Schedule (EDGAR filing only)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FOUNTAIN OIL INCORPORATED



Date: April 12, 1996                          By: /s/ Arnfin Haavik
                                                 ------------------------
                                                      Arnfin Haavik
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


                                                                              FILED WITH
EXHIBIT                                                                          THIS
NUMBER                                    EXHIBIT                               REPORT
- -------                                  ---------                              ------

3(1)          Registrant's Certificate of Incorporation and amendments thereto     X

4(1)          Form of 8% Convertible Subordinated Debenture                        X

10(1)         1995 Long-Term Incentive Plan                                        X

27            Financial Data Schedule (EDGAR filing only)                          X
