Form 10QSB/A
period 1996-02-29
FOUNTAIN OIL INC
filed 1996-04-16
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

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


                                              FOUNTAIN OIL INCORPORATED



Date: April 15, 1996                          By: /s/ Arnfin Haavik
                                                 ------------------------
                                                      Arnfin Haavik
                                                      Chief Financial Officer

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

27            Financial Data Schedule (EDGAR filing only)                          X
