Form 10QSB
period 1996-05-31
FOUNTAIN OIL INC
filed 1996-07-15
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
     MAY 31, 1996


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ ______ TO _______________


COMMISSION FILE NUMBER       0-9147


                           FOUNTAIN OIL INCORPORATED
- --------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               Delaware                                  91-0881481
             -------------                            ----------------
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)


   1400 Broadfield, Suite 200, Houston, Texas               77084
 --------------------------------------------               -----
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                 713-492-6992
                              -------------------
                           (ISSUER'S TELEPHONE NUMBER)


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

The number of shares outstanding of issuer's common stock on May 31, 1996 was 11,697,994 and on June 30, 1996 was 17,345,040.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
Yes       No  X
    ---      ---

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED CONDENSED BALANCE SHEET

                                                                             Unaudited
                                                                            May 31, 1996
                                                                            -------------
             ASSETS
             ------
Cash and cash equivalents                                                    $  4,993,818
Stock subscription receivable                                                  22,500,000
Accounts receivable - affiliated                                                1,919,661
 entities
Other current assets                                                              495,504
                                                                             ------------
                                       Total current assets                    29,908,983

Property and equipment, net                                                     4,175,357
Oil and gas properties, net, full cost
 method (including $235,221 unevaluated)                                          535,869

Investment in and advances to oil and                                           5,054,401
 gas ventures
Other assets                                                                      269,257
                                                                             ------------

                                        TOTAL ASSETS                         $ 39,943,867
                                                                             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------
Accounts payable                                                             $  1,407,485
Account payable - related party                                                   242,927
Accrued liabilities                                                             2,310,009
Note payable - bank                                                             4,734,733
Notes payable                                                                      76,806
                                                                             ------------
                                        Total current liabilities               8,771,960

Minority interest in subsidiaries                                                 223,350
8% Convertible subordinated debentures                                          1,550,000
Commitments and contingencies (Notes 2
 and 10)                                                                              ---

Stockholders' Equity:
  Preferred stock, par value $0.10 per
   share, 5,000,000 shares authorized: no
   shares issued or outstanding                                                       ---
  Common stock, par value $0.10 per
   share,
    50,000,000 shares authorized:
     11,697,994 shares issued and outstanding;
     5,000,000 shares subscribed                                                1,669,800
  Capital in excess of par value                                               52,145,337
  Accumulated deficit since October 31, 1988
    when a deficit of $39,952,292 was eliminated                              (24,416,580)
                                                                             ------------
                                        Total stockholders equity              29,398,557
                                                                             ------------

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 39,943,867
                                                                             ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                            Unaudited                                              Unaudited
                           ----------------------------------------------       --------------------------------------------------
                                       Three Months Ended                                      Nine Months Ended
                                  MAY 31                     May 31                    MAY 31                      May 31
                                   1996                       1995                      1996                        1995
                           ----------------------------------------------       ---------------------------------------------------
Operating Revenues:
  Power unit rentals          $         ---                 $  21,151                   $  1,913                  $   35,861
  Equipment sales                       ---                    49,476                        ---                     463,555
  Consulting income                     ---                     7,208                      2,943                     110,893
  Oil and gas production             49,703                       ---                    125,105                         ---
                              -----------------       -------------------         ------------------         ----------------
                                     49,703                    77,835                    129,961                     610,309
                              -----------------       -------------------         ------------------          ---------------

Operating Expenses:
  Cost of sales                         ---                    31,342                        ---                     359,294
  Lease operating expense            40,178                       ---                     95,699                         ---
  Other direct project cost             ---                    36,569                        ---                      79,086
  General and administrative        805,560                 1,211,658                  3,114,732                   2,733,802
  Depreciation, depletion
   and amortization                 100,717                   234,684                    256,400                     865,290
  Impairment of oil and
    gas properties                   35,790                       ---                    268,790                         ---
  Research and development              ---                       ---                        ---                      63,279
                              -----------------       -------------------         -----------------           --------------
                                    982,245                 1,514,253                  3,735,621                   4,100,751
                              -----------------       -------------------         ------------------          ---------------

Operating Loss                      932,542                 1,436,418                  3,605,660                   3,490,442
                              -----------------       -------------------         ------------------          ---------------

Other Income (Expense):
  Interest, net                    (109,816)                   95,800                   (119,803)                     90,407
  Other                              18,564                    41,076                     33,574                      46,374
                              -----------------       -------------------         ------------------          ---------------
Total other income (expense)        (91,252)                  136,876                    (86,229)                    136,781
                              -----------------       -------------------         ------------------          ---------------

Net Loss                        $ 1,023,794               $ 1,299,542                $ 3,691,889                $  3,353,661
                              -----------------       -------------------         ------------------          ---------------

Weighted average number of
  common shares outstanding      11,185,164                10,146,189                 10,953,177                   7,544,666
                              -----------------       -------------------         ------------------          ---------------

Net Loss Per Common Share       $     (0.09)              $     (0.13)             $       (0.34)               $      (0.44)
                              -----------------       -------------------         ------------------          ---------------

      See accompanying notes to unaudited consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Unaudited
                                                         ----------------------------------------
                                                                   Nine Months Ended
                                                         MAY 31, 1996                May 31, 1995
                                                         ----------------------------------------
Cash Flows From Operating
 Activities:
  Net loss                                              $(3,691,889)                 $(3,353,661)
        Depreciation,
         depletion and
         amortization                                        56,128                      865,290
        Impairment of oil
         and gas properties                                 268,790                         ---
        Amortization of
         financing cost                                      66,674                         ---
        Stock issued for
         compensation and
          contract services                                    ---                     1,386,138
        Accumulated
         currency
         translations                                          ---                        17,455
   Changes in assets and
    liabilities:
        Decrease
         (increase) in
         accounts
         receivable                                        (123,109)                     30,030
        Decrease
         (increase) in
         other current
         assets                                              63,593                    (262,806)
        Decrease in
         accounts payable                                  (999,757)                   (184,979)
        Increase in accrued liabilities                      31,962                      72,592
                                                        -----------                 -----------
NET CASH USED IN OPERATING
 ACTIVITIES                                              (4,327,608)                 (1,429,941)
                                                        -----------                 -----------
Investing Activities:
  Purchase of property and
   equipment                                               (969,836)                 (1,776,263)
  Investment in oil and
   gas ventures and
   properties                                            (2,648,108)                       ---
                                                        -----------                 ----------
 NET CASH USED IN INVESTING
 ACTIVITIES                                              (3,617,944)                 (1,776,263)
                                                        -----------                 -----------
Financing Activities:
    Cash provided from
     issuance of stock, net                                  18,000                  10,867,363
    Cash provided from
     issuance of
     debentures, net                                      3,346,714                        ---
    Payments of
     short-term borrowings                                  (92,998)                       ---
    Payments of notes
     payable                                                   ---                     (267,225)
    Payments on account
     payable-related party                                  (10,867)                       ---
    Proceeds from issuance
     of note payable                                      4,700,000                      59,412
    Proceeds from
     short-term borrowings                                  148,551                        ---
    Proceeds from issuance
     of account payable-
        related party                                        38,325                        ---
                                                        -----------                 -----------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES                                     8,147,725                  10,659,550
                                                        -----------                 -----------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                           202,173                   7,453,346

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                                   4,791,645                   1,520,061
                                                        -----------                 -----------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                       $ 4,993,818                 $ 8,973,407
                                                        ===========                 ===========

                        PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.         FINANCIAL STATEMENTS
                NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NINE MONTHS ENDED MAY 31, 1996 (UNAUDITED)

(1)  Nature of Business and Basis of Preparation and Presentation

     The Company's primary business focus is the acquisition of ownership interests in, and the production of oil and gas from, existing oil and gas fields that indicate a potential for increased production through rehabilitation, with particular emphasis on oil and gas fields in Eastern Europe and Russia. In addition, the Company intends to use its proprietary technology as a strategic tool to obtain interests in, and to exploit, underdeveloped heavy oil fields.

     The consolidated condensed financial statements of Fountain Oil Incorporated and subsidiaries (collectively the "Company") included herein have been prepared by the Company, without audit. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, since the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows as of the dates and for the periods presented. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 and the Quarterly Reports on Form 10-QSB for the quarters ended November 30, 1995 and February 29, 1996 filed with the Securities and Exchange Commission.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather that the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share using the fair-value method. Prior to the effective date of SFAS No. 123 in fiscal 1997, the Company will select the method under which it will measure stock-based compensation cost.

(2)  Stock Subscription Receivable

     On May 29, 1996, the Company received subscriptions for an aggregate of 5,000,000 shares of its Common Stock in a private placement to institutional and other qualified investors in Norway and other European countries. The placement was made at $4.50 per share, which was the closing bid price for the Company's Common Stock on the Nasdaq National Market System on May 21, 1996, the trading day that preceded the pricing of the offering. The shares were offered and issued to non-U.S. persons without registration under of the Securities Act of 1933, as amended, and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons absent registration or an applicable exemption from the registration requirements under that Act. Payment for and issuance of the shares took place on June 5, 1996. Accordingly, the Company recorded subscriptions receivable for the gross proceeds of $22,500,000 and an increase in equity for the net proceeds of approximately $21,000,000, after reduction for accrued commissions and other expenses.

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

(4)  Accounts Receivable - Affiliated Entities

     Upon the acquisition of Gastron International Limited ("Gastron") in October 1995, the Company recorded a receivable in the amount of $1,800,000 from Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"). This receivable represents amounts due from Mostransgas to reimburse the Company for costs incurred in connection with the acquisition of two drilling rigs and related equipment which will represent a joint capital contribution by the Company and Mostransgas to another Russian joint stock company (Intergas JSC) in which the Company acquired an interest through its acquisition of Gastron and in which Mostransgas has an interest. The Company's management believes Mostransgas will repay to the Company through the equipment supplier the amounts advanced by the Company on behalf of Mostransgas following the delivery in Russia of the drilling rigs and equipment to be shipped from the United States. According to present plans, the Company expects the equipment to arrive in Russia by the last quarter of calendar 1996. Intergas JSC holds the rights to develop the Maykop Field in the Republic of Adygea, Russian Federation. (See Notes 5 and 6.)

(5)  Property and Equipment

     Approximately $3,518,000 of the approximately $4,175,000 recorded for property and equipment, net, as of May 31, 1996 represents drilling rigs and related equipment which the Company expects to ship to the Republic of Adygea, Russian Federation, as part of its capital contribution to Intergas JSC. Such equipment is not being depreciated. (See Notes 4 and 6.)

(6)  Investment in and Advances to Oil and Gas Ventures

     The Company capitalized certain costs associated with its proposed or completed acquisition of interests in foreign joint ventures, corporations and similar associations which are the entities through which the development of oil and gas projects will be implemented. The remaining proposed acquisition requires negotiation and consummation of both governmental concessions and a joint venture agreement. The Company's policy is to capitalize the direct costs of these acquisitions, including the portion of management salaries, consulting fees and expenses relating directly to the acquisition of interests in these oil and gas projects. The total amounts capitalized at May 31, 1996 are as follows:

                                          Capitalized
                Venture                      Cost
- ---------------------------------------   -----------
Maykop Field, Republic of Adygea           $1,042,625
Gorischt-Kocul Field, Albania                 514,980
Boryslaw Field, Western Region, Ukraine     1,266,100
Lelyaki Field, Pryluki Region, Ukraine      2,230,696
                                           ----------
                                           $5,054,401
                                           ----------

     During the quarter ended May 31, 1996, the Company acquired 90% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN"). UK-RAN owns 45% of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to work over and develop the Lelyaki Field in the Pryluki region of Central Ukraine. The joint venture has been registered, and the production license was issued May 8, 1996.

     The maximum consideration payable by the Company for the 90% interest in UK-RAN is $611,000 in cash and the issuance of 1,150,000 shares of Common Stock. As of May 31, 1996, the Company had paid the $611,000 in cash and had issued 150,000 shares of Common Stock. These shares have been valued at the current market price on the date of issue, or $684,375, which is included in the capitalized cost for the Lelyaki Field project shown above. Conditions for the issuance of an additional 250,000 shares were satisfied subsequent to May 31, 1996. The issuance of the remaining 750,000 shares remains subject to the satisfaction of various conditions related to the performance of the Lelyaki Field project.

     On June 12, 1996, the Company increased its ownership in Intergas JSC, a Russian joint stock company ("Intergas") from 31% to 37%. Intergas has development rights in the Maykop gas condensate field located in the Republic of Adygea, Russian Federation. The increase in ownership interest was accompanied by the renegotiation of the terms for the acquisition of the initial 31% interest and did not involve any increase in the maximum consideration to be paid for the Company's interests in Intergas, which is an aggregate of $800,000 in cash and 1,000,000 shares of Common Stock. Of this consideration, 300,000 shares of Common Stock with a fair market value of $1,668,750 were issued in June 1996, and the payment of the balance of the consideration is subject to the satisfaction of various conditions related to the Maykop Field project. A subsidiary of the Company has been appointed operator for the development of the Maykop field and will be responsible for all technical operations and financing arrangements. (See Notes 4 and 5.)

     The development of all the present projects through 1997 according to the present plan assumes additional funds from external sources. Less than projected funding from external sources will result in a slower phasing of the various projects, reducing the early investment requirements but delaying the production build up. The Company's management believes that it will be able to access external sources of funds through debt financing by the Company or the joint ventures or other entities that are developing the projects, or otherwise, so that no delays will be experienced as a result of a shortage of financial resources.

     Because the Company has incurred recurring operating losses and because current operations are not generating positive cashflow, the ability of the Company to pursue its growth strategy successfully and continue as going concern depends upon generating funds from external sources. In addition, the Company ultimately must achieve profitable operations in order to realize its investments.

     The consolidated condensed financial statements do not give effect to any impairment of its investments in oil and gas ventures or other adjustments which would be necessary should the Company be unable to achieve profitable operations.

(7)  Note Payable - Bank

     In late March, 1996, the Company borrowed $4,700,000 as a short term loan with interest at 1% above the London Interbank Offered Rate. This loan was repaid in full on July 3, 1996 utilizing the blocked interest-bearing cash account which was pledged as collateral for the loan.

(8)  Convertible Subordinated Debentures

     During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures at par and received net proceeds of approximately $3,350,000 after commissions and expenses. The Debentures, which are subordinated to indebtedness for borrowed money, are convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. A maximum of 309,500 shares of the Companys Common Stock is issuable upon conversion of each $1,000,000 principal amount of the Debentures. No more than two-thirds of the Debentures could have been converted prior to June 5, 1996. At May 31, 1996, $2,200,000 principal amount of the Debentures had been converted into 701,931 shares of Common Stock, leaving $1,550,000 principal amount of the Debentures outstanding and 458,694 shares of Common Stock reserved for possible issuance upon conversion of Debentures as of that date.

(9)  Net Loss Per Common Share

     Net loss per common share for the periods presented is based on the weighted average number of common shares outstanding.

(10) Commitments and Contingencies

     The Company has outstanding obligations with respect to the acquisition and development of oil and gas projects it is pursuing that require or may require the Company to expend funds and to issue shares of its Common Stock. A significant portion of these obligations are subject to the satisfaction of various conditions related to, among other things, the formalization of project relationships and achievement of specified project performance standards. At May 31, 1996, the Company had unconditional obligations regarding the development of oil and gas projects amounting to approximately $5,700,000 and 550,000 shares of Common Stock. Commitments relating to acquisitions conditioned on the formalization of project relationships, project performance and other matters were $1,300,000 in cash and 2,000,000 shares of Common Stock. As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition

          On May 29, 1996, the Company received subscriptions for an aggregate of 5,000,000 shares of its Common Stock in a private placement to institutional and other qualified investors in Norway and other European countries. The placement was made at $4.50 per share, which was the closing bid price for the Company's Common Stock on the Nasdaq National Market System on May 21, 1996, the trading day that preceded the pricing of the offering. The shares were offered and issued to non-U.S. persons without registration under of the Securities Act of 1933, as amended, and may not be offered or sold in the United States or to, or for the account or benefit of, U.S. persons absent registration or an applicable exemption from the registration requirements under that Act. Payment for and issuance of the shares took place on June 5, 1996. Accordingly, the Company recorded subscriptions receivable for the gross proceeds of $22,500,000 and an increase in equity for the net proceeds of approximately $21,000,000, after reduction for accrued commissions and other expenses.

          During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures and received net proceeds of approximately $3,350,000 after commissions and expenses. The Debentures, which are subordinated to indebtedness for borrowed money, are convertible into shares of the Companys Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. A maximum of 309,500 shares of the Company's Common Stock is issuable upon conversion of each $1,000,000 principal amount of the Debentures. No more than two-thirds of the Debentures could have been converted prior to June 5, 1996. At May 31, 1996, $2,200,000 principal amount of the Debentures had been converted into 701,931 shares of Common Stock, leaving $1,550,000 principal amount of the Debentures outstanding.

          In late March, 1996, the Company borrowed $4,700,000 as a short term loan with interest at 1% above the London Interbank Offered Rate. This loan was repaid in full on July 3, 1996 utilizing the blocked interest-bearing cash account which was pledged as collateral for the loan.

          The Company had current assets at May 31, 1996 of approximately $29,900,000, as compared to current assets of approximately $5,290,000 at August 31, 1995. The increase is primarily due to a receivable of $22,500,000 outstanding on May 31, 1996 from those who subscribed for 5,000,000 shares of the Company's Common Stock in a private placement.

          The increase in cash and cash equivalents during the nine month period ended May 31, 1996 from approximately $4,791,000 at August 31, 1995 to approximately $4,994,000 at May 31, 1996 reflects primarily (a) the cash received from a short term bank loan of $4,700,000, (b) net cash proceeds of approximately $3,365,000 from the issuance of convertible subordinated debentures and the issuance of shares of Common Stock upon exercise of options, largely offset by (c) a net loss for the nine months of approximately $3,692,000, most of which reflects cash items relating to general and administrative expenses and (d) investments and advances related to oil and gas ventures and properties totaling approximately $2,648,000.

          The Company's current liabilities increased from approximately $1,102,000 at August 31, 1995 to approximately $8,772,000 at May 31, 1996. This increase reflects primarily (i) the short term bank loan of $4,700,000, (ii) $1,500,000 in estimated placement fees and other costs primarily associated with the $22,500,000 subscription receivable, and (iii) the payment of liabilities approximating $924,000 of an entity acquired in the first quarter.

          The Company's working capital increased during the nine month period ended May 31, 1996 from approximately $4,188,000 at August 31, 1995 to approximately $21,137,000 at May 31, 1996. The increase reflects primarily the net stock subscription receivable at May 31, 1996. Certain components of working capital, principally the $1,800,000 account receivable from an affiliated entity, are not expected to be monetized as early as the current liabilities become due. (The preceding sentence constitutes a forward looking statement [hereinafter identified as FLS]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in this Item 2 under Forward Looking Statements.)

          For the nine months ended May 31, 1995 versus May 31, 1996, cash used in operating activities increased from approximately $1,430,000 to approximately $4,328,000. The change resulted principally from reductions in accounts payable and the substantially increased expense to which cash items entered into the net loss for the 1996 period.

          For the nine month period ended May 31, 1996, the Company increased its investment in oil and gas ventures as follows:


                Venture                      Cash        Stock       Total
- --------------------------------------   ------------  ---------    ---------
Maykop Field, Republic of Adygea           $  868,061  $     ---   $  868,061
Gorischt-Kocul Field, Albania                 318,035        ---      318,035
Boryslaw Field, Western Region, Ukraine       323,920        ---      323,920
Lelyaki Field, Pryluki Region, Ukraine      1,138,092    684,375    1,822,467
                                        -------------   --------   ----------
                                           $2,648,108   $684,375   $3,332,483
- -----------------------------------------------------------------------------

          During the quarter ended May 31, 1996, the Company acquired 90% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN"). UK-RAN owns 45% of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to work over and develop the Lelyaki Field in the Pryluki region of Central Ukraine, with Ukrnafta (the Ukraine national oil company) holding the other 55%. The joint venture agreement forming Kashtan Petroleum Ltd. has been concluded and the license was issued May 8, 1996. The license will last for a period of 20 years, with an initial organization period of three years.

          The present development plan for the rehabilitation of the Lelyaki Field is primarily based on recompletion of existing wells using Western completion techniques. Infill drilling to produce by-passed oil will be considered at a later stage. (FLS) The initial workover development program will target early cashflow and data collection by workover and recompletion of existing wells. (FLS) The Company expects to commence the rehabilitation efforts at the Lelyaki Field before the end of calendar 1996. (FLS)

          On June 12, 1996, the Company increased its ownership in Intergas JSC, a Russian joint stock company ("Intergas"), from 31% to 37%. The increase in ownership interest was accompanied by the renegotiation of the terms for the acquisition of the initial 31% interest and did not involve any increase in the maximum consideration to be paid for the Company's interests in Intergas, which is an aggregate of $800,000 in cash and 1,000,000 shares of Common Stock. Intergas has development rights in the Maykop gas condensate field located in the Republic of Adygea, Russian Federation. As the field operator designated by Intergas, the Company has executed a gas sales agreement with Mostransgas Gas Transmission and Supply Enterprise, a Russian joint stock company ("Mostransgas"), under which Mostransgas would purchase all of Intergas' gas production from the Maykop Field for a ten year period. Under the agreement, Intergas would receive $1.03 per thousand cubic feet ($36 per thousand cubic meters) through the end of the second full calendar year after production commences, and the price for subsequent periods would be adjusted based upon then current Russian gas prices. (FLS) Pricing is net for gas delivered at the field, with no additional transportation or transportation tax charges. The agreement with Mostransgas is subject to ratification by the Intergas Board of Directors, which is expected to act on the matter prior to the end of fiscal 1996. (FLS) Mostransgas, which also has an equity interest in Intergas, is a subsidiary of Gasprom, the largest gas distribution company in Russia. Intergas expects also to produce condensate from the Maykop Field, and the Company is exploring opportunities related to the sale of that condensate.
(FLS)


          Production from the Maykop Field is expected to commence four to six months after the Company ships to the Republic of Adygea drilling rigs and related equipment that it is presently assembling and testing in Texas. (FLS) The field development program will initially involve the drilling of two new wells to assess the flow of primary gas production. (FLS) Two sites have been selected and prepared for the drilling of the new wells. The results of this initial phase of the development program will determine the future program for the total field development. (FLS)

          A joint venture agreement with Albpetrol, the Albanian national oil company, to develop the Gorischt-Kocul Field in Albania has been negotiated, and a production license has been issued by the Minister of Mines and Energy. The joint venture agreement and license was approved by the Council of Ministers of Albania on June 10, 1996. All permits and agreements are now in-place for start-up of the pilot phase of the project. The pilot phase will include the drilling of one or more horizontal wells, test production, reservoir evaluation and detailed planning for the optimum development of the field. (FLS) The present field development program anticipates the drilling of 50 new horizontal wells.
(FLS)

          A joint venture agreement with Ukrnafta for the development of the Stynawske (Boryslaw) Field in Western Ukraine is being negotiated. After a joint venture company is registered in Ukraine, a production license must be obtained before development activities can commence. The Company presently anticipates that such registration will be effected and the license received during the second half of calendar 1996. (FLS)

          The Company's investment in property and equipment increased by approximately $970,000 during the nine month period ended May 31, 1996. This increase is primarily due to the capitalized costs associated with the drilling rigs and related equipment which the Company expects to ship to the Republic of Adygea, Russian Federation.

          While the discussion of various events and their timing in the preceding paragraphs represents management's assessment at the present time, no assurances can be given regarding the occurrence or timing of any of these events.

          The Company has adopted an aggressive growth strategy which, if fully implemented, will require substantial capital commitments during the remainder of fiscal 1996 and beyond. (FLS) Developing the oil and gas projects in which the Company has acquired or expects to acquire an interest is expected by the Company to require a net cash outlay from the Company of approximately $13 million from June 1996 through the end of calendar 1996. (FLS) Additional cash outlays will be required thereafter. (FLS) This estimate is based upon the Company's expectations regarding various projects indicated above, and no assurance can be given that those expectations will be met.

          The development of all the present projects through 1997 according to the present plan assumes additional funds from external sources. A lesser level of funding from external sources than that presently contemplated will result in a slower development of one or more of the various projects, slowing the investment requirements but delaying the production build up. (FLS) The Company's management believes that it will be able to access external sources of funds through debt financing by the company or the joint ventures or other entities that are developing the projects, or otherwise, so that no delays will be experienced as a result of a shortage of financial resources. (FLS)

          The Company currently has outstanding stock purchase warrants expiring on various dates in 1997 entitling the holders thereof to purchase an aggregate 4,927,977 shares of the Company's Common Stock at specified prices. All but 14,286 of these warrants may be called for redemption by the Company if the market price of the Company's Common Stock equals or exceeds specified price levels for indicated periods and, if not exercised by the holders thereof following the call, may be redeemed by the Company for nominal consideration. The prices at which the various series of stock purchase warrants are exercisable, number of shares of Common Stock that may be purchased through exercise of each such series, expiration date of each such series, market price (if any) that must be achieved in order to permit the Company to call the series for redemption, and the maximum proceeds to the Company that could be generated through the exercise of all warrants in the series prior to redemption or expiration are shown in the following table:


 Exercise   Number of Shares  Expiration   Call     Maximum
  Price         Issuable         Date     Price     Proceeds
- --------------------------------------------------------------
$ 1.50           529,891        11/3/97   $5.00   $   794,837
$ 1.75            14,286        6/30/97     ---        25,000
$ 5.10         1,139,800        2/28/97   $6.10     5,812,980
$ 6.00         3,244,000        2/28/97   $7.00    19,464,000
               ---------                          -----------
               4,927,977                          $26,096,817
- --------------------------------------------------------------

No assurances can be given that any of these stock purchase warrants will be exercised or that the Company will realize any or any substantial portion of such maximum proceeds. (FLS)

          Results of Operations

          The Company recorded operating revenue of approximately $50,000 during the quarter ended May 31, 1996, as compared with operating revenue of approximately $78,000 for the same period last year. The revenue in the current quarter is attributable primarily to a modest amount of oil and gas production and primarily reflects the Company's effective 5% interest in the approximately 420 barrels per day of oil production from the Inverness Field in the Swan Hills producing area in Alberta, Canada. Revenue during the quarter ended May 31, 1995, arose exclusively from the sale and rental of equipment related to the Company's electrically enhanced oil recovery technology
(the "EEOR Technology"). Operating revenue for the nine months ended May 31, 1996 amounted to approximately $130,000 compared to approximately $610,000 for the same period last year. The revenue in the current year is primarily attributable to the Company's interest in the Inverness Field, while revenue in the comparable period last year arose from the EEOR Technology. Since the Company has decided to use the EEOR Technology primarily as a tool to obtain interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR Technology, the Company does not anticipate any significant revenues from the EEOR Technology in the near future.

          General and administrative expense decreased from approximately $1,212,000 for the quarter ended May 31, 1995 to approximately $806,000 for the quarter ended May 31, 1996. This decrease reflects lower charges for external services and travel in the 1996 quarter, implementing management's cost containment efforts designed to conserve cash during the third quarter of fiscal 1996. General and administrative expenses for the nine months ended May 31, 1996 amounted to approximately $3,115,000 compared to approximately $2,734,000 for the same period last year. For the 1995 period, general and administrative costs included a substantial charge for external services fees for financial public relations activities of a non-recurring nature. The decrease in the 1996 financial public relations expense has been more than offset by increases in salaries and other administrative costs related to the build-up of staff associated with the increased oil and gas activities. The Company expects to add personnel as its oil and gas projects develop further.

          Depreciation, depletion, and amortization expense dropped from approximately $235,000 in the quarter ended May 31, 1995, to approximately $101,000 for the quarter ended May 31, 1996. The comparable year-to-date figures reflect approximately $256,000 for the nine months ended May 31, 1996, compared to approximately $865,000 for the same period last year. This reduction is attributable primarily to the recognition at August 31, 1995 of the impairment of intangible assets on which amortization had been charged at the rate of approximately $223,000 per quarter during fiscal 1995.

          During the quarter ended May 31, 1996, the Company recognized an impairment of approximately $36,000 on its oil and gas properties as a result of applying the full cost ceiling test. For the nine months ended May 31, 1996, the Company recognized an impairment of approximately $269,000 on its oil and gas properties relating to the Company's investment in the Rocksprings project in West Texas. No such expense was recorded in the comparable 1995 periods.

          During the quarter ended May 31, 1996, the Company incurred net interest expense of approximately $110,000 compared to net interest income of approximately $96,000 during the comparable period last year. The comparable nine month figures reflect $120,000 in net interest expense for the period ended May 31, 1996, compared to $90,000 in net interest income for the same period last year. The net interest expense for the most recent periods relates primarily to the Company's 8% Convertible Subordinated Debentures, while the Company had no outstanding interest-bearing debt during the corresponding period last year.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather that the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share using the fair-value method were used. Prior to the effective date of SFAS No. 123 in fiscal 1997, the Company will select the method under which it will measure stock-based compensation cost.

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

          The availability of debt financing to the Company and the joint venture or other entities that are developing the projects is affected by, among other things, world economic conditions, international relations, the stability and policies of various governments, fluctuations in the price of oil and gas and the outlook for the oil and gas industry, and the competition for funds. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its projects and comparisons with alternative investment opportunities. The Company's ability to finance all of its present oil and gas projects according to present plans is dependent upon obtaining additional funding.

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

          Demands by or expectations of governments, co-venturers, customers and others may affect the Company's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect the Company's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

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



                                              FOUNTAIN OIL INCORPORATED



Date: July 15, 1996                           By: /s/ Arnfin Haavik
                                                  ____________________________
                                                      Arnfin Haavik
                                                      Chief Financial Officer

                                 EXHIBIT INDEX



                                                                  FILED WITH
EXHIBIT                                                              THIS
NUMBER                              EXHIBIT                         REPORT



27                   Financial Data Schedule (EDGAR filing only)       X