Form 10KSB
period 1996-08-31
FOUNTAIN OIL INC
filed 1996-11-29
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

COMMISSION FILE NUMBER                  0-9147
--------------------------------------------------------------------------------

                           FOUNTAIN OIL INCORPORATED
--------------------------------------------------------------------------------
                (Name of small business issuer in its charter)

           Delaware                                     91-0881481
-------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1400 Broadfield Blvd., Suite 200, Houston, Texas               77084-5163
--------------------------------------------------           ---------------
  (Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number:                (281) 492-6992
                          ------------------------------------------------------

Securities Registered Under Section 12(b) of the Act:

 Title of Each Class                     Name of  Exchange on Which Registered
       None                                              None
----------------------                   ---------------------------------------

Securities Registered Under Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
--------------------------------------------------------------------------------
                               (Title of Class)

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

Issuer's revenues for its most recent fiscal year ended August 31, 1996 were $35,177.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of October 31, 1996, was $108,381,104.

The number of shares outstanding of registrant's Common Stock on October 31, 1996 was 18,751,821.

DOCUMENTS INCORPORATED BY REFERENCE.  None

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  Yes [ ]  No [X]

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

      CORPORATE BACKGROUND
      --------------------

      Fountain Oil Incorporated ("Fountain" and, together with its consolidated subsidiaries and predecessors, the "Company") is a Delaware corporation formed in 1994. Its predecessor was incorporated in Oklahoma in 1980 and operated as an exploration and production company until 1988, when it shifted its focus to the application of a patented and proprietary method for heating of heavy and paraffinic oils with an electric current (the "EEOR Process"). The EEOR Process remained the Company's principal business through December 1994.

      In August 1994, a new management group with experience in the international oil and gas industry became involved with the Company, and beginning in 1995 the Company shifted its principal activities into the acquisition and development of interests in a portfolio of oil and gas properties with a production history, including engaging in such activities through joint venture, stock ownership, production sharing, working interest, and other arrangements. The Company has also recently changed its strategy with respect to the EEOR Process from selling equipment and services to third parties to using that proprietary technology as a competitive advantage to obtain interests in, and assuming successful commercialization to exploit, underdeveloped heavy and paraffinic oil fields.

      OIL AND GAS
      -----------

      Strategy
      --------

      The Company's primary focus is the acquisition of ownership interests in existing oil and gas fields that indicate a potential for increased production through rehabilitation of the properties. In addition to petroleum production potential, the Company, in evaluating prospective properties, looks for, among other characteristics, convenient access to oil and gas transportation and marketing systems and the existence of an infrastructure for oil and gas production. Fields meeting the Company's requirements have been found in countries that in the past have lacked the technical expertise or economic resources to exploit such fields effectively. Oil and gas ventures in such countries are typically structured through joint ownership arrangements with the state oil company or other local interests. The Company is now involved at various stages in four projects in Eastern Europe, including the Russian Federation - one in the Republic of Adygea, Russian Federation, two in Ukraine and one in Albania. Of these four projects, licenses have been granted in three.

      The Company typically acquires its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While it normally seeks to be the operator of substantial oil and gas projects in which it has an interest, the Company has acquired and expects to continue to acquire interests representing 50% or less of the equity in various oil and gas projects. Accordingly, based on the characteristics of particular ventures, certain of the activities in which the Company has an interest may be conducted through unconsolidated entities. The Company's interest in the assets and liabilities of unconsolidated entities is reflected on the Company's consolidated balance sheet on a net basis as investment in oil and gas ventures; the Company's share of revenue, other income and expenses of unconsolidated entities is reported in the Company's consolidated statement of operations as income or loss from equity investment in oil and gas ventures; and the Company's interest in the cash flow of unconsolidated entities is reported in the Company's consolidated statement of cash flows as distributions from or investment in and advance to oil and gas ventures. The Company will report the same stockholders' equity on net income or loss whether it accounts for various oil and gas ventures using the equity method or on a consolidated basis.

      In addition to fields requiring rehabilitation, the Company seeks oil and gas properties which it believes it and possible associates can operate more effectively than some other operators. This perceived advantage could arise out of relatively lower overhead or through the application of modern production techniques, including enhanced oil recovery techniques such as, if successfully commercialized, the Company's proprietary EEOR Process.

      VENTURES IN EASTERN EUROPE
      --------------------------

      Lelyaky Field, Pryluki Region, Ukraine
      --------------------------------------

      Project Structure
      -----------------

      Fountain holds a 90% interest in UK-RAN Oil Corporation, a Canadian corporation, which in turn owns 45% of the equity of Kashtan
Petroleum, Ltd. (KPLtd.), a Ukrainian joint venture formed to work over and develop the Lelyaky oil field in the Pryluki region of central Ukraine. This provides the Company with an effective 40.5% ownership interest. Ukranafta, the Ukrainian state oil company ("Ukranafta"), owns the other 55% of KPLtd. The Company treats KPLtd. as an unconsolidated entity and will account for it using the equity method of accounting.

      In May 1996, KPLtd. received a license granting it the exclusive right for twenty years to develop and produce oil and gas from a 67 square kilometer ("km/2/") portion of the Lelyaky field and the exclusive right for five years to engage in exploration activities in 326 km/2 /surrounding the production area. KPLtd. would have rights to commercialize any discoveries arising out of its exploration activities in that area. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in Part II. Item 6 under "Forward Looking Statements.") Ukranafta retains rights to net "base production," representing a projection of what the Lelyaky field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2008. (FLS) KPLtd. will be entitled to all incremental production above that declining base. (FLS) After all production costs, taxes and other expenses of KPLtd. are covered, the owners of KPLtd. will share its profit, if any, in proportion to their ownership interests. (FLS) The Company is responsible for arranging financing for the Lelyaky field project, and KPLtd. and the Company are negotiating an arrangement under which the Company would have responsibility for providing commercial, technical and management services with respect to the Lelyaky field project.
(FLS) No assurance can be given that such negotiations will be successfully concluded or that an arrangement will be consummated.

      The Company has agreed to invest a minimum of $4,000,000 in the Lelyaky field project through KPLtd., none of which had yet been invested at August 31, 1996. At that date, the Company had capitalized acquisition costs relating to the Lelyaky project aggregating approximately $2,200,000. In October 1996, the Company effectively guaranteed a $4,000,000 credit facility for KPLtd., and the Company may find it necessary or advisable to provide additional credit support for KPLtd. in the future.

      Development Plan
      ----------------

      The Lelyaky field was discovered in 1964, and production commenced there in 1966. It is a large light oil field that has a production drive mechanism from an underlying aquifer. Out of an original estimate of 750 million barrels of oil ("MMBL") in place, a reported 386 MMBL have been produced. Current production is approximately 670 barrels of oil per day ("BOPD") from the 35
wells still producing out of a total of 173 wells drilled.   The Company
believes, based on available data from well logs and the production history, that the recovery from many of the wells has been inferior due to insufficient cementing and inadequate perforation, leading to severe water production problems.

      The development plan contemplates an initial phase expected to last approximately ten months and to consist primarily of the workover and recompletion of 12 existing wells, using Western completion techniques. (FLS) The initial phase is designed to generate data for the study of wells and formations, as well as to permit early cash flow. (FLS) Recompletion work is scheduled to commence by January 1997. (FLS) The Company estimates that the initial phase of the Lelyaky field project will require financing, on a net basis, of approximately

$6,000,000, which assumes a cash flow from initial phase production of approximately $6,000,000. (FLS) No assurance can be given that such financing or initial phase cash flow will be available.

      Based on data developed during the initial program, KPLtd. will adopt a full field development plan. (FLS) On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail the drilling of approximately 30 new wells, employing Western equipment and completion techniques. (FLS)

      Marketing Arrangement
      ---------------------

      KPLtd. is required initially to offer to sell the oil it produces in the Ukraine to an authorized state agency at Ukrainian market prices. (FLS) If such a sale does not occur, KPLtd. can sell the oil in the Ukrainian market or can have its crude oil refined in the Ukraine and then sell refined products in that country. (FLS) Over the past few years, Ukrainian crude oil prices have been approaching world market prices, and if this trend continues, the company expects that the prices obtained through such sales in the Ukraine will not be significantly below world market prices. (FLS) Gas is to be sold at prices established by the Government of the Ukraine or, if gas pricing becomes market driven, at prevailing market prices. (FLS) If the oil or gas cannot be sold in the Ukraine, KPLtd. may export it. (FLS)

      Gorisht-Kocul Field, Albania
      ----------------------------

      Project Structure
      -----------------

      Fountain and Sh.A. Albpetrol, the Albanian state oil company ("Albpetrol"), have formed a joint venture's financing (the "ALBJV"), in which each has a 50% interest, to rehabilitate and develop the Gorisht-Kocul oil field in Albania, which is located approximately 35 kilometers east of the Adriatic port of Vlora. The ALBJV joint venture's financing arrangements have not yet been sufficiently defined to permit a determination regarding whether the Company will proportionately consolidate ALBJV or will treat it as an unconsolidated entity and account for it under the equity method of accounting.

      The ALBJV holds a twenty-five year production license covering approximately 16.5 km/2/ constituting the Gorisht-Kocul oil field. Albpetrol retains rights to base production, representing a projection of the net value of what the Gorisht-Kocul field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2011. (FLS) ALBJV will be entitled to all incremental production above that declining base. (FLS)

      The Company has been named operator of the Gorisht-Kocul field and has responsibility for implementing the development plan and arranging financing for the project. (FLS) The Company may utilize up to 80% of the incremental production to pay for project operating costs. (FLS) Any shortfall in recovery of operating costs may be carried forward and recovered from the 80% of incremental production available for operating costs in any subsequent period.
(FLS) Albpetrol is entitled to take the base production and Albpetrol and the Company may each take its 50% share of net incremental production after operating costs either in kind or, following sale by ALBJV, in cash based on world market prices. (FLS)

      The Company has agreed to invest a minimum of $1,000,000 in the Gorisht-Kocul field project through ALBJV, none of which had yet been invested at August 31, 1996. At that date, the Company had capitalized acquisition costs relating to the Gorisht-Kocul project aggregating approximately $518,000.

      Development Plan
      ----------------

      Production at the Gorisht-Kocul field commenced in 1966. The field, which contains relatively heavy oil, has reportedly produced approximately 69 MMBL to date. Current production is approximately 1,100 BOPD from the 160 wells still producing out of a total of 300 wells drilled. Initial production from these wells is reported to have ranged between 187 and 630 BOPD. Historically, wells in the Gorisht-Kocul field have been completed open hole, with no completion equipment utilized. The Company believes, based on available data, that the decline in productivity has been caused by water coning and natural depletion.

      The development plan contemplates an initial phase which is expected to continue through July 1997. (FLS) This phase will include the drilling of two new wells, with drilling scheduled to commence during the first quarter of calendar year 1997. (FLS) These wells will initially be drilled vertically for collection of reservoir data, and logging services, such as formation micro scanning, are expected to be utilized to investigate the fracture systems direction, fracture densities and conductivities. (FLS) After the data collection program has been concluded, the wells will be plugged and redrilled as horizontal wells, which will be logged and completed for an extensive production testing program. (FLS) The Company estimates that the initial phase of the Gorisht-Kocul field project will require financing, on a net basis, of approximately $6,000,000, which assumes a minimal cash flow from initial phase production. (FLS) No assurance can be given that such financing or initial phase cash flow will be available.

      Based on data developed during the initial phase, ALBJV will adopt a full field development plan. (FLS) On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail up to 80 horizontal sections in old and new wells, probably utilizing multilaterals with several horizontal sections emanating from one common wellbore. (FLS) If the Company proceeds through ALBJV with the development of the Gorisht-Kocul field beyond the initial phase, the Company will be required to provide Albpetrol with equipment having a value of $500,000. (FLS)

      Marketing Arrangements
      ----------------------

      The incremental production from the Gorisht-Kocul field attributable to the reimbursement of operating costs or the Company's 50% share of net incremental production may be (i) exported and sold on the open market, (ii) sold to Albpetrol at prices equal to world market prices less 6% or (iii) refined by Albpetrol on a "most favored customer" basis and then sold in the open market. (FLS) The export option would require the rehabilitation by Albpetrol of the pipeline from Gorisht-Kocul to Vlora, and pending such rehabilitation, Albpetrol has agreed to purchase all production from the Gorisht-Kocul field. (FLS)

      Maykop Field, Republic of Adygea, Russian Federation
      ----------------------------------------------------

      Project Structure
      -----------------

      The Company owns 37% of the issued and outstanding stock of Intergas JSC, a Russian joint stock company ("Intergas"). Other shareholders of Intergas include the Republic of Adygea (Russian Federation) and Mostransgas Gas Transmission and Supply Enterprise JSC ("Mostransgas"), an affiliate of Gasprom which is the largest gas distribution group in Russia. The Company treats Intergas as an unconsolidated subsidiary and will account for it using the equity method of accounting.

      In 1994, Intergas was granted an exclusive twenty-five year exploration and production license covering the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation, located approximately 185 kilometers from the Black Sea.

      Intergas has designated the Company to be operator of the Maykop field, with responsibility for implementing the development plan and arranging financing for the project. (FLS) As of November 1996, the Company was assembling and testing in Texas two drilling rigs and related equipment, which had been recorded on its books as of August 31, 1996 at approximately $5,819,000, which the Company expects to ship to Adygea for use in the Maykop field project. (FLS) Delivery of the rigs and related equipment to Intergas in Adygea will complete the Company's required charter capital contribution to Intergas, and the value in excess of the remaining required charter capital contribution will be treated as a loan by the Company to Intergas. (FLS) At August 31, 1996, the Company had capitalized acquisition costs relating to the Maykop project aggregating approximately $2,780,000.

      Development Plan
      ----------------

      The Maykop field was discovered in 1958 and commercial production commenced in 1966. The field has reportedly produced over two trillion cubic feet of natural gas to date. In 1995, daily production was reported to have been approximately two million cubic feet of gas per day.

      The development plan contemplates an initial phase with an expected duration of approximately nine months. This phase will commence, upon the arrival in Adygea of the rigs and related equipment to be shipped by the Company, with the drilling of two new wells to assess the flow of primary gas production. (FLS) Sites have been selected and prepared for the drilling of the two wells. In order to increase production, certain existing but non-producing wells may be concurrently recompleted and stimulated. (FLS) A delineation well to assess a possible extension of the field is planned after the first two wells are drilled. (FLS) The Company estimates that the initial phase of the Maykop field project will require financing, on a net basis, of approximately $4,000,000, which assumes a cash flow from initial phase production of approximately $2,500,000. (FLS) No assurance can be given that such financing or initial phase cash flow will be available.

      Based on data developed during the initial phase, Intergas will adopt a full development plan for the Maykop field. On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail the drilling of a substantial number of new production wells which would gradually replace existing producing wells. (FLS) On that assumption, some 35 new wells could be in production by the end of 1999. (FLS)

      Marketing Arrangement
      ---------------------

      Intergas and Mostransgas have entered into an arrangement under which Mostransgas would purchase all gas produced from the Maykop field for at least the initial ten years of Intergas production. (FLS) During the first three years of this arrangement, the price for the gas would be the then prevailing Ruble equivalent of $1.03 per thousand cubic feet, including VAT, at the wellhead. (FLS) In the event the official industrial wholesale price for natural gas (expressed in U.S. dollar equivalents) is increased by government action above that prevailing in April 1996, the pricing may be adjusted to reflect a proportional increase. (FLS) After the initial three-year period, the price of the gas shall be renegotiated based on then prevailing gas prices in the Russian Federation. (FLS)

      Intergas is negotiating an arrangement for the sale of gas condensate from the Maykop field. It is contemplated that the arrangement will provide for the sale of condensate at prices related to an international market index. (FLS)
No assurances can be given that these or any other negotiations for the sale of the gas condensate will be successful.

      Stynawske Field, Western Region, Ukraine (previously referred to as the Boryslaw Field)
      -----------------------------------------------------------------------

      In November 1996, the Company entered into a joint venture agreement with Ukranafta for the development of the 6,000 acre Stynawske field. The Company will have a 45% interest in the joint venture, with Ukranafta having the remaining 55% interest. (FLS) After the formal registration of the joint venture company in Ukraine, a production license must be obtained before development activities can commence. (FLS) The Company presently anticipates that the license could be received during the first half of calendar year 1997. (FLS) At August 31, 1996, the Company had capitalized acquisition costs relating to the Stynawske project aggregating approximately $1,321,000. The financing arrangements for the joint venture formed for the development of the Stynawske field have not yet been sufficiently defined to permit a determination regarding whether the Company will proportionately consolidate this joint venture or will treat it as an unconsolidated entity and account for it using the equity method of accounting.

      The Stynawske field is a relatively tight sandstone reservoir containing light oil. The production from the field commenced in 1967 but was stopped after a few years of production due to environmental considerations. The field is located underneath the main water supply for Western Ukraine, and leakage from producing wells some twenty years ago threatened pollution of this aquifer.

      The preliminary field development plan for the rehabilitation of the Stynawske field is based on deviated drilling, in which the drilling sites for the wells would be located a safe distance from the water supply and the wells would enter the reservoir at an angle avoiding the aquifer. (FLS) Additional measures would be taken with the drilling mud and otherwise to protect the environmental integrity of the project. (FLS) Gas injection to maintain the reservoir pressure will be considered at a later stage. (FLS) The development plan for the Stynawske field has not yet been formulated and will depend upon data developed during an initial phase, which is expected to include the drilling of a new well and the workover of an existing well. (FLS)

      Risks Associated with Eastern European Ventures
      -----------------------------------------------

      While all oil and gas development and production activities are subject to uncertainties inherent in the oil and gas industry, the projects in Eastern Europe described above in which the Company has an interest are, in addition, subject to certain specific risks, including the following. The forms of government and the economic institutions in the countries in which the projects are located have been established relatively recently and, accordingly, may be subject to a greater risk of change and the risk of greater change than may be the case with respect to governments and economies that have been in existence for longer periods of time. (FLS) The government is an important participant in the establishment of the arrangements defining each project, and there is a risk that a future government may seek to alter project arrangements.
(FLS) The infrastructures, labor pools, sources of supply, and legal and social institutions in these areas may not be equivalent to those normally found in connection with projects in North America. (FLS)

      Payment for any oil and gas sold in Albania, the Russian Federation and Ukraine is likely to be in local currencies. (FLS) While such currencies are now generally freely convertible into United States dollars, there is no assurance that such convertibility will continue throughout the period the Company is involved in projects in such countries. Even where convertibility is available, applicable exchange rates may not reflect a parity in purchasing power. (FLS) Fluctuations of exchange rates could result in a devaluation of foreign currencies being held by the entities operating such projects in excess of their obligations denominated in such currencies. (FLS) In addition, countries in which the oil and gas ventures in which the Company has interests operate may impose various restrictions on the transfer of currency into or out of such countries, which could affect the ability of the Company to repatriate its investment or its share of distributable earnings, if any. (FLS)

      The Company expects that the Lelyaky, Gorisht-Kocul, Maykop and, if a license is granted, Stynawske projects will commence with an initial phase of the development plan for the applicable oil or gas field. (FLS) Among the purposes of the initial phase of the development plans are the generation of additional data regarding the geology and production characteristics of the respective fields, testing the premises of the tentative development plans for the fields, refining such development plans, and generally seeking confirmation of the commercial feasibility of the respective projects. (FLS) While the staged approach to project development is designed to mitigate investment risk and optimize hydrocarbon recovery there can be no assurance that such approach will have that effect. (FLS) No assurance can be given that such projects will be determined to be commercially feasible, that the development of such projects will produce oil and gas in commercial quantities, or that any oil and gas produced will be sold for a profit.

      The Company generally has the obligation to arrange financing for the Eastern European oil and gas ventures in which it has an interest. (FLS) The Company anticipates financing the net development costs of such ventures with funds made available through a combination of its present cash position, equity financing by the Company, and debt financing either by the Company or the entities through which such ventures are organized. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. (FLS) To the extent that loans are taken in the entities through which the oil and gas ventures are organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency. (FLS) There can be no assurance that the Company or such ventures will be able to arrange the financing necessary to develop the projects being undertaken by such ventures or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such ventures or that are deemed to be in the best interests of the Company's stockholders or the participants, including the

Company, in such ventures. (FLS) In order to produce oil and gas in sufficient quantities and to market such oil and gas at sufficient prices to provide positive cash flow to the Company, venture development efforts, including those conducted through unconsolidated subsidiaries of the Company, must be successful. (FLS) The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures or if such ventures are unable to achieve profitable operations. (FLS) The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

      At August 31, 1996, the Company had capitalized costs relating to the acquisition of interests in oil and gas ventures in Eastern Europe aggregating approximately $7,177,387. A determination that one or more of the ventures is not commercially feasible would result in an impairment of the assets associated with such ventures, which could have a material adverse effect upon the Company's financial condition or results of operations. (FLS)

      No assurance can be given that any or all negotiations required in connection with the Company's oil and gas ventures will be satisfactorily concluded; that negotiated arrangements will be implemented; or that all governmental and quasi-governmental licenses, registrations and approvals required for the projects will be granted or, if granted, will not be revoked.
(FLS)

      PROPERTIES AND VENTURES IN NORTH AMERICA
      ----------------------------------------

      Rocksprings Field, Edwards County, West Texas
      ---------------------------------------------

      As of August 31, 1996, the Company had a 37.5 % working interest before payout and a 33.3% working interest after payout in 5,902 undeveloped gross acres under lease. Two wells have been drilled by the group in which the Company is a working interest participant. The first well is not producing, and the second of the two wells is producing insignificant amounts of gas from the Canyon Sand interval. An additional well drilled by a previous operator has not been recompleted and tested as originally intended. An additional 611 acres have been farmed-out to an operator that has indicated an intention to drill a new well on the farmed-out acreage. (FLS) The future plans for the Rocksprings Field will be determined on the basis of a review of production results and test evaluations from the new well expected to be drilled during the first quarter of calendar 1997. (FLS)

      Skiff Sawtooth Field, Alberta, Canada
      -------------------------------------

      The Company has a 50% working interest in oil and gas leases covering approximately 320 undeveloped acres adjacent to a producing field. Recent drilling by the offset operator has shown that the producing formation thins in the general direction of the Company's leasehold. The Company has not yet been involved in any drilling in the Skiff Sawtooth Field.

      Inverness Unit, Alberta, Canada
      -------------------------------

      Effective September 1, 1995, Neutrino Resources, Inc., an Alberta corporation, acquired one-half of the shares of a Canadian subsidiary of the Company, Focan Ltd., in exchange for a 10% working interest in an Alberta producing waterflood unit. The Company participated in the drilling of three new horizontal re-entry wells in the unit and completion of one of those wells. The unit is currently producing 550 barrels per day, in which the Company has an effective 5% interest. The Company treats Focan Ltd. as an unconsolidated subsidiary and accounts for it using the equity method of accounting.

      COMPETITION
      -----------

      The oil and gas industry is composed of a large number of competitors ranging from some of the world's largest multinational companies to very small private entities. Many of these competitors have much greater financial, technical and other resources than the Company. In the competition to acquire oil and gas properties, the Company relies substantially on the relationships its officers and directors have developed in the international oil and gas industry, as well as the Company's size which enables it to consider projects that would be deemed to be too small for consideration by many larger competitors. The loss of a significant portion of its management group could have a material adverse affect on the results of operations and prospects of the Company.

      TECHNOLOGY FOR ENHANCED PRODUCTION OF HEAVY OIL
      -----------------------------------------------

      EEOR Process
      ------------

      Heavy oil resources are often located in shallow reservoirs with low reservoir temperatures. Heavy oil is very viscous at moderate temperatures and normally needs to be heated in order to flow easily. The Company, together with Illinois Institute of Technology Research Institution ("IITRI"), had developed since the mid-1980's, a technology for thermal stimulation of oil wells by electric heating called Electrically Enhanced Oil Recovery ("EEOR"). The Company has exclusive rights to the technology through an agreement with IITRI, as well as through owned patents.

      The Company believes that its patent position is important in connection with maintaining its competitive position relating to the EEOR Process. The IITRI license agreement covers two United States patents that expire in 2002. The Company holds directly eight United States patents with expiration dates ranging from 2004 to 2009 and has three United States patent applications pending. In addition, there are seventeen issued foreign patents, expiring 2005 to 2014, and eighteen foreign patent applications currently pending based on the technology embodied in the United States patents and patent applications.

      Several pilot projects involving the EEOR Process have been implemented the past 10 years. While pilot projects results have varied, they suggest the validity of the EEOR Technology and its ability to increase the production rates by a factor of two or more. (FLS) Recent emphasis has been on improving equipment reliability. A new generation of equipment is being developed. To-date, the Company has not achieved commercial success with this technology. The Company is currently developing plans for the possible installation of the EEOR Process in horizontal wells and multi-well (full field) developments. (FLS) No assurance can be given that the Company will be successful in so extending the application of the EEOR Process.

      The potential advantages of the EEOR technology include improved production rates, energy efficiency, environmental acceptibility, absence of practical depth limits, suitability for extremely cold climates, preventing or removing paraffin buildup, and counteracting or removing hydrate formation.
(FLS)

      Management believes that the EEOR technology could provide the Company with a competitive advantage in negotiating for heavy oil participations, particularly in Eastern Europe. (FLS) In North America, large heavy oil reserves are lying idle because present owners have not found economic ways to develop them, and this may represent opportunities for the Company to take over or farm-in to such fields on reasonable terms and to make production economic through the use of EEOR technology. (FLS) The Company has therefore determined to use its EEOR technology principally as a competitive advantage to acquire and, if successfully commercialized, to develop heavy oil reserves. (FLS)

      The Company's ability to develop the EEOR technology is dependent upon its ability to raise capital in addition to that needed for its oil and gas properties and ventures.

      Competition
      -----------

      The principal competition of the EEOR Process is a process based upon injecting steam into wells to heat oil reservoirs. The steam process can heat thicker zones faster and can heat larger volumes of a reservoir than the EEOR Process. The steam process works best in thick, widespread formations but may not be effective in various reservoirs by reason of factors such as climate, depth, thickness, permeability variations, faulting, low porosity and incompatibility of fresh water with reservoir constituents. The EEOR Process does not appear to be limited by such conditions.

      The EEOR Process has significant environmental advantages over the steam process. The steam process utilizes substantial quantities of pure water in producing the steam, and then steam condensate polluted with salt and petroleum constituents, some of which may be carcinogenic, is returned with the oil and must be recycled or disposed. The EEOR Process neither utilizes fresh water nor produces condensate. The energy generated for the EEOR Process can normally be generated in a central facility with better pollution control measures than those available onsite where energy for the steam process is normally produced, and the EEOR Process is normally more energy efficient. Environmental considerations are generally more important with respect to projects in the more highly developed countries, such as the United States, Canada and Western Europe.

      The principal dimensions of competition for reservoir heating systems are the relative effectiveness, reliability and cost-effectiveness of the competing systems; the environmental impact of the competing processes; and the ability of the competing suppliers to respond to customers' needs in a timely fashion. To date, the Company has not been successful in establishing the EEOR Process as a commercially accepted method of thermal stimulation.

      EMPLOYEES
      ---------

      As of October 31, 1996, the Company had thirty-one full time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

      The Company does not have complete ownership of any real property. The Company leases office space in Calgary, Houston, Maidenhead, England and Asker, Norway under leases having remaining terms varying from twenty-four to one hundred eight months. See "Item 1. Description of Business" regarding the Company's interest in oil and gas properties and ventures.

      Since September 1, 1995, the beginning of the Company's most recent fiscal year, neither the Company nor any of its unconsolidated entities has filed with or included in reports to any Federal authority or agency any estimates of total, proved net oil or gas reserves. During the past three fiscal years, the Company and its unconsolidated entities have not had any substantial production of oil and gas.

      The Company did not drill any exploratory wells or development wells in fiscal 1994. In fiscal 1995, the Company participated in the drilling of three gross wells (1.3 net wells), two of which were exploratory and located in the Rocksprings Field in Edwards County, Texas, and one of which was dry and located in Evangeline Parish, Louisiana. Of the two Rocksprings wells, one has been completed and is producing 20 MCF per day while the other has been abandoned as a non-producer. The Louisiana well was abandoned as a dry hole. In 1996, the Company participated in the drilling of one gross well in West Mexia which was later abandoned.

      In fiscal 1996, three gross horizontal re-entry wells were added to the Inverness Unit in Canada, in which an unconsolidated subsidiary of the Company has an interest. One Inverness well was put on production with approximately 60 BOPD, of which the Company's share is 5%. A second Inverness well was abandoned, and the third well is awaiting completion. Average sales price and production costs for the Inverness Unit were $18.94 and $12.07, respectively.
As of August 31, 1996, the Inverness Unit had 37 productive oil wells, 1.85 net wells, 23,360 gross developed acres and 1,168 net developed acres.

      As of November 27, 1996, the Company has no drilling operations underway.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to, nor is any of its property subject to, any legal proceedings, except claims for damages made by the Company involving non-material amounts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended August 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Fountain's Common Stock is currently traded and has since April 6, 1995 been traded on the Nasdaq National Market System under the symbol "GUSH." It is also listed and traded on the Oslo Stock Exchange under the symbol "FOO." The Company's Common Stock was traded on the Nasdaq OTC Electronic Bulletin Board under the symbol "EORI" until April 5, 1995.

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


            BY FISCAL QUARTER IN THE
            FISCAL YEAR ENDED                    COMMON STOCK
            AUGUST 31, 1996                      HIGH     LOW
         ------------------------------          ------------
              QUARTER ENDED:
              November 30, 1995                 $6.06    $3.38
              February 29, 1996                  5.53     3.09
              May 31, 1996                       5.38     2.81
              August 31, 1996                    6.56     4.88


            BY FISCAL QUARTER IN THE
            FISCAL YEAR ENDED                    COMMON STOCK
            AUGUST 31, 1995                      HIGH     LOW
         ------------------------------          ------------
              QUARTER ENDED:
              November 30, 1994                 $4.65    $3.38
              February 29, 1995                  6.75     2.25
              May 31, 1995                       7.38     4.19
              August 31, 1995                    7.00     5.19

      On August 31, 1996 the number of holders of record of the Common Stock of the Company was approximately 3,400. The Company has not paid any dividends to its shareholders. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
      ---------------------------------------------------------------

      As of August 31, 1996, the Company had current assets of $17,985,554, of which $17,329,237 was in the form of cash and cash equivalents, and current liabilities of $1,060,201, leaving the Company with working capital of $16,925,353. Total stockholders' equity as of August 31, 1996 was $30,504,990. This compares to current assets of $5,290,601, cash and cash equivalents of $4,791,645, current liabilities of $1,102,432, working capital of $4,188,169 and stockholders' equity of $9,607,890 as of August 31, 1995. The increase in cash and cash equivalents, working capital and stockholders' equity is attributable primarily to an equity offering that was completed in the fourth quarter of fiscal 1996. In June 1996, the Company issued and sold an aggregate of 5,000,000 shares of its Common Stock in a private placement to institutional and other qualified investors in Norway and other European countries. The placement was made at $4.50 per share, which was the closing bid price for the Company's Common Stock on the Nasdaq National Market System on May 21, 1996, the trading day that preceded the pricing of the offering. The net proceeds of approximately $21,000,000, after reduction for commissions and other expenses totaling approximately $1,500,000, were recorded as an increase to stockholders' equity.

      During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures and received net proceeds of $3,346,723 after commissions and expenses. The Debentures were convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. At August 31, 1996, $3,450,000 principal amount of the Debentures had been converted into 997,324 shares of Common Stock, resulting in an increase to stockholders' equity of $3,138,838. By October 31, 1996, all of the Debentures had been converted into an aggregate of 1,056,449 shares of Common Stock.

      At August 31, 1996, the Company had outstanding stock purchase warrants expiring on various dates in 1997 entitling the holders thereof to purchase an aggregate 4,884,754 shares of the Company's Common Stock at various prices. All but 14,286 of these warrants could be called for redemption by the Company if the market price of the Company's Common Stock equals or exceeds specified price levels for indicated periods and, if not exercised by the holders thereof following the call, may be redeemed by the Company for nominal consideration. The prices at which the various series of stock purchase warrants outstanding at August 31, 1996 are exercisable, number of shares of Common Stock that may be purchased through exercise of each such series, expiration date of each such series, market price (if any) that must be achieved in order to permit the Company to call the series for redemption, and the maximum proceeds to the Company that could be generated through the exercise of all warrants in the series prior to redemption or expiration are shown in the following table:

                    Outstanding Warrants at August 31, 1996

        Exercise     Number of Shares    Expiration   Call      Maximum
        Price          Issuable            Date      Price     Proceeds
--------------------------------------------------------------------------------

        $ 1.50          486,668           11/3/97     $5.00  $   730,002
        $ 1.75           14,286           6/30/97       ---       25,001
        $ 5.10        1,139,800           2/28/97     $6.10    5,812,980
        $ 6.00        3,244,000           2/28/97     $7.00   19,464,000
                      ---------                               ----------
                      4,884,754                              $26,031,983
--------------------------------------------------------------------------------

      From September 1, 1996 through October 31, 1996, a total of 1,304,086 warrants were exercised for a total of $6,062,981, which has been added to stockholders' equity. Of the warrants exercised, 1,139,800 had an exercise price of $5.10, 14,286 had an exercise price of $1.75, and 150,000 had an exercise price of $1.50. No assurances can be given that any of the remaining stock purchase warrants will be exercised or that the Company will realize any portion of the maximum proceeds therefor. (FLS)

      During fiscal 1996, the Company acquired a 37% ownership interest in Intergas JSC ("Intergas"), a closed private joint stock company incorporated in Russia having rights to develop the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation. In connection with the acquisition of its ownership interest in Intergas, the Company became obligated to pay a maximum of $800,000 in cash and 1,000,000 shares of Common Stock. Of such consideration, 300,000 shares of the Company's Common Stock with a fair market value of $1,668,750 were issued in June 1996, concurrently with a negotiated increase in its investment in Intergas from 31% to 37%. The payment of the balance of the consideration remains subject to the satisfaction of various conditions related to the performance of the Maykop field project. Intergas is an unconsolidated subsidiary of the Company, and the Company accounts for it using the equity method of accounting. The Company acquired a portion of its interest in Intergas through the acquisition of Gastron International Limited, a British Virgin Islands corporation ("Gastron"). In connection therewith, the Company also acquired for the same consideration two drilling rigs and related equipment, which it intends to transfer to Intergas, and assumed various liabilities of Gastron related to the rigs and equipment, including a $2,450,000 loan payable to the Company, which was outstanding on August 31, 1995, which has been eliminated in consolidation.

      During the quarter ended May 31, 1996, the Company acquired 90% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN"). UK-RAN owns 45% of Kashtan Petroleum, Ltd., a Ukrainian joint venture formed to work over and develop the Lelyaky field in the Pryluki region of Central Ukraine. The joint venture has been registered, and the production license was issued on May 8, 1996. The maximum consideration payable by the Company for the 90% interest in UK-RAN is $611,000 in cash and the issuance of 1,150,000 shares of Common Stock. The Company has paid the $611,000 in cash and has issued 150,000 shares of Common Stock. These shares were valued at market price on the date of issuance, or $684,375, which is included in the investment in oil and gas ventures related to the Lelyaky field project. Conditions for the issuance of an additional 250,000 shares were satisfied during the fourth quarter of fiscal 1996, but the shares have not yet been issued. The issuance of the remaining 750,000 shares remains subject to the satisfaction of various conditions related to the performance of the Lelyaky field project. The Company treats Kashtan Petroleum, Ltd. as an unconsolidated entity and accounts for it using the equity method of accounting.

      The Company has outstanding obligations with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. Some of these obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. At both August 31 and October 31, 1996, the Company had unconditional obligations regarding the development of oil and gas properties and ventures amounting to $5,000,000, as well as the unconditional obligation to issue 250,000 shares of Common Stock. At those dates, additional commitments conditioned on formalization of project relationships, project performance and other matters involved $1,800,000 and 2,000,000 shares of Common Stock. During November 1996, conditions to the payment of $500,000 and the issuance of 175,000 shares were satisfied, making those obligations unconditional. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred. (FLS)

      Developing the oil and gas properties and ventures in which the Company has or expects to acquire an interest, which are described in "Item 1. Description of Business," is expected, based on preliminary development plans, to require a net cash outlay from the Company in the range of $30,000,000 to $40,000,000 during the sixteen-month period ending December 31, 1997, which amount does not include anticipated cash outlays for general and administrative expenses and new oil and gas properties and ventures or any anticipated cash flows from production. (FLS) No assurance can be given that such anticipated cash flows will be available or that the required net cash outlay will not be greater. The Company has some flexibility in postponing or reducing the cash outlay by revising project programs or delaying specific activities. (FLS) The Company anticipates financing the net development costs of such properties and ventures with funds made available through a combination of its present cash position, equity financing by the Company, and debt financing either by the Company or the entities through which such ventures are organized. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders.
(FLS) To the extent loans are taken in the entities through which the oil and gas ventures are organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency. (FLS) There can be no assurance that the Company or such ventures will be able to arrange the financing necessary to develop the projects being undertaken by the Company and such ventures or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such ventures or that are deemed to be in the best interests of the Company's stockholders or the participants, including the Company, in such ventures. (FLS) In order to produce oil and gas in sufficient quantities and to market such oil and gas at sufficient prices to provide positive cash flow to the Company, oil and gas projects in which the Company has interests, including those conducted through unconsolidated entities, must be successfully developed. (FLS) The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures or if such ventures are unable to achieve profitable operations. (FLS) The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

      As of August 31, 1996, the Company had net investments totaling $7,177,387 in oil and gas properties and ventures, including unconsolidated entities. Of this amount, $6,782,953 relates to the projects in Eastern Europe. The comparable amounts for August 31, 1995 were $1,909,890 and $1,358,205, respectively.

      During 1996, the Company expended $3,728,770 for drilling rigs and related equipment which the Company expects to transfer to Intergas, which will be accounted for as an investment in and advance to an oil and gas venture. (FLS) See Note 3 of Notes to Consolidated Financial Statements. In addition, the Company in 1996 had cash expenditures of $2,800,775 related to its oil and gas properties and ventures, including $262,584 for the projects in the United States and Canada, and $2,538,191 for the projects in Eastern Europe. Realization of these investments is dependent upon obtaining the additional capital, as described above, and ultimately on the development, production and sale of adequate quantities of oil and gas. (FLS)

      Cash used in operations was $5,145,951 in fiscal 1996 versus $1,958,078 in fiscal 1995. The increase is cash used in operations is due principally to the higher activity level associated with the Company's oil and gas properties and ventures, primarily those in Eastern Europe. While the Company expects certain ventures to generate operating cash flows from oil and gas production commencing in calendar 1997, such cash flows are not expected to cover the capital requirements of these ventures. (FLS) In the absence of distributions from these ventures, which are not expected through calendar 1997, the Company does not expect to have operating cash flows sufficient to fund general and administrative expenses through calendar 1997. (FLS) No assurances can be given that such operating cash flows to the ventures will be generated.

      RESULTS OF OPERATIONS
      ---------------------

      The Company recorded operating revenue of $35,177 during the year ended August 31, 1996 compared with $625,457 for the same period last year. The decrease in revenue resulted from a decline in sale of EEOR equipment. The Company decided not to market the EEOR technology to third parties but rather to use the technology primarily as a competitive advantage to secure new heavy oil interests and, assuming successful commercialization, to optimize production and reserves from such interests. (FLS) Consequently while all $625,457 of 1995 revenue related to EEOR technology, only $8,615 of 1996 revenue was associated with the EEOR technology. Most 1996 revenue was related to a modest amount of oil and gas production from an overriding royalty interest held by the Company relating to property in Alberta, Canada. The Company is making substantial investments in oil and gas ventures, particularly those located in Eastern Europe. (FLS) No assurances can be given that such investment will result in income from operations or that the Company will employ the EEOR technology.
(FLS)

      The operating loss for the year ended August 31, 1996 amounted to $5,639,689 compared with $7,882,920 for the comparable period last year. The reduction in the operating loss is attributable primarily to non-recurring 1995 expense items relating to the impairment of patent rights and certain other assets written off at the end of fiscal 1995, the amortization of those patent rights during 1995, and 1995 financial public relations expenses paid primarily by the issuance of Common Stock, partially offset by higher 1996 direct project costs of $1,267,555 and general and administrative expense (other than those related to financial public relations) associated with the development of an organization and infrastructure for the Company's oil and gas activities.

      General and administrative expenses for the year ended August 31, 1996 amounted to $3,853,972 compared to $4,012,510 for the same period last year.
For the 1995 period, general and administrative costs included a substantial charge for external services fees for financial public relations activities of a non-recurring nature. The decrease in the 1996 financial public relations expense has been substantially offset by increases in salaries and other administrative costs related to the build-up of staff associated with the projects in Eastern Europe. As the Company's oil and gas activities increase, the Company expects its organization to grow and its general and administrative expense to increase. (FLS)

      Depreciation, depletion, and amortization expense decreased from $1,156,772 in fiscal 1995, to $77,253 for fiscal 1996. This reduction is attributable primarily to the recognition at August 31, 1995 of the impairment of intangible assets on which amortization had been charged at the rate of approximately $223,000 per quarter during fiscal 1995.

      During fiscal 1996, the Company recognized an impairment of $419,835 on its oil and gas properties as a result of applying the full cost ceiling limitation. Of this amount, $268,972 relates to the Company's investment in the Rocksprings project in West Texas. The Rocksprings field has only produced insignificant amounts of gas from one of the two wells in which the Company participated. Last year, the Company recognized $608,181 of impairment expense on the same project. As of August 31, 1996, the Company had a $257,407 unevaluated oil and gas property on its balance sheet related to the Rocksprings project. The remaining 1996 expense associated with impairment of oil and gas properties relates to the Company's 50% working interest in the West Mexia field, which involved a now abandoned experimental well to test new technology for determining the remaining predictable oil between wells and in wells that had become early water producers.

      During 1996, the Company recorded a loss of $182,020 from the sale of certain drilling equipment. Interest income increased to $332,071 for the year ended August 31, 1996 from $251,276 in the prior year due to higher average cash investments. Interest expense increased to $220,965 for the year ended August 31, 1996 from $28,475 in the prior year due to the amortization of financing costs and interest related to the 8% Convertible Subordinated Debentures.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather that the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic-value method must disclose on a pro forma basis net income and net income per share using the fair-value method. Prior to December 31, 1996, the Company will select the method under which it will measure stock-based compensation cost pursuant to SFAS No. 123.

      The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses would be the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company does not speculate in foreign currencies or presently maintain significant foreign currency cash balances. The Company expects that operations conducted through certain oil and gas ventures in which the Company has interests, including unconsolidated entities, will be based principally on the local currencies in the countries in which operations are conducted, including Albania, the Russian Federation and Ukraine. (FLS) The Company may receive dividends or distribution in such currencies, and there is no assurance that the Company will be able to convert such currencies into U.S. dollars or that exchange losses related to these operations will not occur. (FLS)

      FORWARD LOOKING STATEMENTS
      --------------------------

      The forward looking statements contained in this Item 6 and elsewhere in this Form 10-KSB are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

      Few of such forward looking statements deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. It is anticipated that the Company will not have a majority of the equity in the entity that would be the licensed developer of any of the projects that the Company is presently pursuing in Eastern Europe, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

      The availability of equity financing to the Company or debt financing to the Company and the joint venture or other entities that are developing the projects is affected by, among other things, world economic conditions, international relations, the stability and policies of various governments, fluctuations in the price of oil and gas and the outlook for the oil and gas industry, the competition for funds and an evaluation of specific Company projects. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its projects and comparisons with alternative investment opportunities. The Company's ability to finance all of its present oil and gas projects according to present plans is dependent upon obtaining additional funding.

      The development of oil and gas properties is subject to substantial risks. Expectations regarding production, even if estimated by independent petroleum engineers, may prove to be unrealized. There are many uncertainties inherent in estimating production quantities and in projecting future production rates and the timing and amount of future development expenditures. Estimates of properties in full production are more reliable than production estimates for new discoveries and other properties that are not fully productive. Accordingly, estimates related to the Company's properties are subject to change as additional information becomes available. Most of the Company's interests in oil and gas ventures are located in Eastern European countries. Operations in those countries are subject to certain additional risks relating to, among other things, enforceability of contracts, currency convertibility and transferability, unexpected changes in tax rates, availability of trained personnel, availability of equipment and services and other factors that could significantly change the economics of production. Production estimates are subject to revision as prices and costs change. Production, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions could affect the Company's ability to proceed with or to effectively operate projects in various foreign countries.

      Demands by or expectations of governments, co-venturers, customers and others may affect the Company's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect the Company's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

     See Item 1. "Description of Business - Oil and Gas - Risks Associated with Eastern European Ventures" for a further discussion of risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in forward looking statements relating to, directly or indirectly, the projects in Eastern Europe in which the Company has interests.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES
           -----------------------------------------------

Name                            Age       Position
------------------------        ---       --------------------

Robert A. Halpin (1)            61        Chairman of the Board
Oistein Nyberg                  54        Director, President and
                                            Chief Executive Officer
Einar Bandlien                  48        Director and Executive Vice President,
                                            Business Development
Nils N. Trulsvik                47        Director, Executive Vice  President
                                            and Chief Operating Officer
Stanley D. Heckman (1)          57        Director
Eugene J. Meyers                62        Director
Arild Boe                       48        Executive Vice President, Asset
                                            Management Oil & Gas
Arnfin Haavik                   53        Executive Vice President and
                                            Chief Financial Officer
Svein E. Johansen               52        Executive Vice President, Heavy
                                            Oil Assets
Gary J. Plisga                  53        Executive Vice President, Operations
Ravinder S. Sierra              44        Vice President, Operations
                                            EOR International Inc.(Key Employee)
___________________
      (1)  Member of Audit and Compensation Committees.

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

      NILS N. TRULSVIK was elected a Director on August 17, 1994. He has served the Company as Executive Vice President from September 8, 1994 until November 21, 1994; as President and Chief Executive Officer from November 21, 1994 to March 9, 1995; and as Executive Vice President since March 9, 1995. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

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

ITEM 10.  EXECUTIVE COMPENSATION

          COMPENSATION OF CERTAIN EXECUTIVE OFFICERS
          ------------------------------------------

          The following table shows all compensation (stated in U.S. dollars) paid or accrued by the Company and its subsidiaries during the years ended August 31, 1994, August 31, 1995 and August 31, 1996 to certain executive officers of the Company (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                    Long-Term Compensation
                    --------------------------------------         --------------------------
                                                                          Securities
                                                Other Annual              Underlying                All Other
Name and                                        Compensation               Options/                 Compensation
Principal Position        Year     Salary ($)       ($)                    SARs (#)                    ($)
------------------------------------------------------------------------------------------------------------------------------------


Oistein Nyberg            1996     154,104        63,933  (1)                 ---                      21,965   (7)
(1)                       1995     113,246        24,199  (1)                 ---                       6,125   (7)
                          1994         ---           ---                   44,000  (6)                    ---
Nils N. Trulsvik          1996     161,241         9,029                      ---                       8,635   (7)
(2)                       1995     147,754   (2)     ---                      ---                       6,344   (7)
                          1994         ---           ---                   60,000  (6)                    ---
Arnfin Haavik             1996     154,560        34,560  (3)                 ---                      21,259   (7)
(3)                       1995      92,685        24,234  (3)                 ---                       6,279   (7)
                          1994         ---           ---                   36,000  (6)                    ---
Gary J. Plisga            1996     150,300           ---                      ---                      15,613   (7)
(4)                       1995     104,777   (4)     ---                      ---                       6,556   (7)
                          1994         ---           ---                                                  ---
Arild Boe                 1996      149,380          ---                      ---                       8,780   (7)
(5)                       1995       22,125          ---                      ---                         ---
                          1994          ---          ---                   28,000  (6)                    ---

___________________
(1) Mr. Nyberg was elected President/CEO on March 9, 1995. Other annual compensation paid in fiscal 1995 includes $11,899 as a housing allowance and $7,738 in childrens' school fees. Other annual compensation paid in fiscal 1996 includes $35,223 as a housing allowance and $20,457 in childrens' school fees.

(2) Mr. Trulsvik served as Executive Vice President from September 8, 1994 to November 21, 1994; as President/CEO from November 21, 1994 to March 9, 1995 and as Executive Vice President since March 9, 1995. Mr. Trulsvik's salary in fiscal 1995 includes $33,722 as the value of 10,900 shares received in lieu of cash compensation.

(3) Mr. Haavik was elected Executive Vice President/Chief Financial Officer on February 1, 1995. Other annual compensation paid in fiscal years 1995 and 1996 includes $20,505 and $31,038, respectively, as a housing allowance.

(4) Mr. Plisga was elected Executive Vice President, Americas on January 16, 1995. Mr. Plisga's salary in fiscal 1995 includes $25,610 paid for consulting services provided by him in fiscal 1995 before his employment by the Company.

(5) Mr. Boe served as Senior Vice President from August 1, 1995 to November 14, 1995. He currently serves as Executive Vice President Asset Management Oil and Gas.

(6) Options were granted in August 1994. The options expire August 16, 1999 and are exercisable only while the holder renders services to the Company as an officer, director, employee, consultant or advisor or within six months after the holder ceases to render such services.

(7) Represents the Company's contributions or accruals to individual retirement/pension plans.

                         FISCAL YEAR END OPTION VALUES

      Shown below is information regarding the value of unexercised stock purchase warrants and options (referred to as "options" in the following table) held by the Named Officers as of August 31, 1996. No options were granted to, or exercised by, the Named Officers in fiscal year 1996.

                          Number of Shares        Value of Unexercised In-the-
                       Underlying Unexercised       Money Options at Fiscal
Name                          Options                     Year End (1)
                      Held at Fiscal Year End
------------------------------------------------------------------------------

                    Exercisable   Unexercisable   Exercisable   Unexercisable
                    ------------  --------------  ------------  --------------

Oistein Nyberg            44,000               0      $220,000              $0
Nils N. Trulsvik          60,000               0       300,000               0
Arnfin Haavik             36,000               0       180,000               0
Gary J. Plisga                 0               0             0               0
Arild Boe                 28,000               0       140,000               0

_________________
(1) Represents the difference between the market value on August 31, 1996 and the exercise price.

      COMPENSATION OF DIRECTORS
      -------------------------

      Robert A. Halpin is compensated for his services as Chairman of the Board and member of Board committees pursuant to an agreement which provides for an annual fee of $37,500 plus $1,000 per day for each day of service in excess of 55 days per year. The Company provides Mr. Halpin with an office at the Company's offices located in Calgary, Alberta, Canada, and reimburses Mr. Halpin his out-of-pocket expenses in connection with services on behalf of the Company, including travel and related expenses for his wife if Mr. Halpin is required to be outside of Calgary for more than two weeks. The Company also from time to time uses the consulting services of Halpin Energy Resources, Ltd., which is controlled by Mr. Halpin, in the area of petroleum projects, for which such company is compensated at its customary rates.

      The Company pays non-employee Directors other than the Chairman of the Board fees at the rate of $14,000 per year and $3,000 per year for service on committees of the Board of Directors. The Company also pays a fee of $1,000 per day, other than a day on which the Board meets, for each day spent by a non-employee Director on the business of Board committees which exceeds one day per year with respect to the Compensation Committee and three days per year with respect to the Audit Committee and the Petroleum Committee. The Company also pays ordinary out-of pocket expenses for attending Board and Committee meetings.

      The Company provides for automatic grants of non-qualified options to non-employee Directors pursuant to the 1995 Long Term Incentive Plan. Pursuant to the Plan, a non-qualified option to purchase 7,500 shares of Common Stock is granted automatically to each non-employee Director on each of (i) the date of each Meeting of Stockholders at which a non-employee is elected or re-elected as a Director and (ii) the date a non-employee is first elected as a Director, if not at a Meeting of Stockholders. In addition, a non-employee Director will automatically be granted a non-qualified Option to purchase 7,500 shares of Common Stock on each date on which such non-employee Director is elected or re-elected by the Board of Directors as Chairman of the Board of Directors. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date the option is granted. Each option is 100% vested six months after the date of the grant. Options expire on the first to occur of three years from the date of grant or the first anniversary of the date the Director ceases to be a Director for any reason.

      Since January 1, 1996, Eugene Meyers, a non-employee Director, has provided financial relations consulting services to the Company at the rate of $15,000 per year for 22 days of service, and thereafter at the rate of $100 per hour ($1,000 maximum per day). He is also reimbursed his out-of-pocket expenses for such services.

      The following table shows payments made to non-employee Directors, or their affiliates, for the year ended August 31, 1996:

                                 Directors  Consulting  Options
               Name                Fees      Payments   Granted
               ------------------------------------------------

               Robert Halpin      $22,027     $11,000   15,000
               Stanley Heckman     13,381         ---    7,500
               Eugene Meyers        9,333      10,000    7,500

The options were granted on February 12, 1996 at an exercise price of $3.84375 expiring on February 11, 1999 and were 100% vested at August 12, 1996.

      EMPLOYMENT CONTRACTS
      --------------------

      The Company has entered into Employment Contracts with each of its executive officers. The Employment Contracts with Oistein Nyberg, Nils Trulsvik, Arnfin Haavik, Gary Plisga and Arild Boe may be terminated by either party on six months written notice. The contracts provide for an annual salary of approximately $150,000 US (denominated in local currency in the country in which the officer is headquartered) which is subject to renegotiations at the end of each fiscal year. In addition, beginning April 1, 1995, each person receives an allowance equal to 12.5% of his base salary which is used to provide minimum life and disability insurance coverage for each such person. The remainder of such allowance may be used by each person for additional life, medical or accident insurance and to fund individual pension/retirement plans. The Company reserves the right to review the 12.5% allowance every three years. Each person is also entitled to receive up to a full year's salary in the event he is unable to provide services due to sickness or injury. The Employment Contracts for Messrs. Nyberg and Haavik also provide for, among other things, housing allowances and, in the case of Mr. Nyberg, payment of childrens' school fees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of October 31, 1996 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's stock, by each director and Named Officer of the Company and by all directors and executive officers of the Company as a group.

                                     Amount and Nature of
Name of Beneficial Owner             Beneficial Ownership   Percent of Class
-----------------------------------  ---------------------  -----------------

Eugene J. Meyers                           540,228     (1)              2.87%
Nils N. Trulsvik                           202,900     (2)              1.08%
Einar Bandlien                             179,968     (3)              *
Oistein Nyberg                             176,000     (4)              *
Arnfin Haavik                              163,000     (5)              *
Arild Boe                                  160,000     (6)              *
Stanley D. Heckman                         108,293     (7)              *
Robert A. Halpin                            27,000     (8)              *
Gary J. Plisga                               8,300                      *

All executive officers and
directors as a group (10 persons)        1,748,850     (9)              9.07%

______________________
*  Less than 1%.


(1) Includes 66,667 shares underlying presently exercisable warrants and 7,500 shares underlying presently exercisable options.

(2) Includes 8,000 shares owned by two sons (as to which beneficial ownership is disclaimed), 44,000 shares underlying presently exercisable warrants and 60,000 shares underlying presently exercisable options.

(3) Includes 44,000 shares underlying presently exercisable warrants and 44,000 shares underlying presently exercisable options.

(4) Includes 44,000 shares underlying presently exercisable warrants and 44,000 shares underlying presently exercisable options.

(5) Includes 44,000 shares underlying presently exercisable warrants and 36,000 shares underlying presently exercisable options.

(6) Includes 44,000 shares underlying presently exercisable warrants and 28,000 shares underlying presently exercisable options.

(7)  Includes 7,500 shares underlying presently exercisable options.

(8)  Includes 15,000 shares underlying presently exercisable options.

(9) See Notes 1-8; also includes 183,161 issued shares held by executive officers not named in the foregoing table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS
         ---  --------

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

               3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994 Form 8-K).

               3(2) Registrant's Bylaws (Incorporated herein by reference from December 16, 1994 Form 8-K).

               4 Form of 8% Convertible Subordinated Debenture (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

               10(1) License Agreement among IIT Research Institute, ORS Corporation and Uentech Corporation dated October 27, 1986 (Incorporated herein by reference from October 31, 1986 Form 10-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

               10(2) Amendment to Revised Single Well Technology License Agreement Dated October 27, 1986 (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

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

               *10(7)     Employment Agreement between Fountain Oil
                          Incorporated and Oistein Nyberg (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(8)     Employment Agreement between Fountain Oil
                          Incorporated and Nils N. Trulsvik (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(9)     Employment Agreement between Fountain Oil
                          Incorporated and Einar H. Bandlien (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(10)    Employment Agreement between Fountain Oil
                          Incorporated and Arnfin Haavik (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(11)    Employment Agreement between Fountain Oil
                          Incorporated and Svein E. Johansen (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(12) Employment Agreement between Fountain Oil Incorporated and Arild Boe (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(13)    Employment Agreement between Fountain Oil
                          Incorporated and Gary J. Plisga (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(15)    Employment Agreement between Fountain Oil
                          Incorporated and Ravinder S. Sierra (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(16)    Employment Agreement between Fountain Oil
                          Incorporated and Susan E. Palmer (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

               *10(17) 1995 Long-Term Incentive Plan (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

               *10(18) Form of Option Agreement for Non-Qualified Options granted to Non-Employee Directors.

               *10(19) Fee Agreement between Fountain Oil Incorporated and Robert A. Halpin.

               *10(20) Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers.

               16 Letter Regarding Change in Certifying Accountants (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

               21         List of Subsidiaries.

               23         Consent of Coopers & Lybrand L.L.P.

               27         Financial Data Schedule.

      (B)  REPORTS ON FORM 8-K:
      ---  --------------------

           During the fourth quarter, the Company filed a Form 8-K dated June 5, 1996 reporting Item 5. Other Events, regarding the sale of securities in an offshore private placement.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN OIL INCORPORATED
     (Registrant)

By: /s/Oistein Nyberg                              Date:  November 27, 1996
    -----------------------------
    Oistein Nyberg, President and
    Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Oistein Nyberg                              Date:  November 27, 1996
    ---------------------------------------
    Oistein Nyberg, Director, President and
    Chief Executive Officer


By: /s/Arnfin Haavik                               Date:  November 27, 1996
    -------------------------------------------
    Arnfin Haavik, Executive Vice President and
    Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Darrell M. Keller                           Date:  November 27, 1996
    ------------------------------------------
    Darrell M. Keller, Principal Financial and
    Accounting Officer


By: /s/Robert A. Halpin                            Date:  November 27, 1996
    ----------------------------------
    Robert A. Halpin
    Chairman of the Board of Directors


By: /s/Einar H. Bandlien                           Date:  November 27, 1996
    ---------------------------
    Einar H. Bandlien, Director


By: /s/Stanley D. Heckman                          Date:  November 27, 1996
    ----------------------------
    Stanley D. Heckman, Director


By: /s/Eugene J. Meyers                            Date:  November 27, 1996
    --------------------------
    Eugene J. Meyers, Director


By: /s/Nils N. Trulsvik                            Date:  November 27, 1996
    --------------------------
    Nils N. Trulsvik, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of Fountain Oil Incorporated:


          We have audited the accompanying consolidated balance sheet of Fountain Oil Incorporated and subsidiaries (the "Company") as of August 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended August 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 1996, and the consolidated results of its operations and its cash flows for the years ended August 31, 1996 and 1995, in conformity with generally accepted accounting principles.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4 to the consolidated financial statements, the Company will require substantial capital in order to finance the development of its oil and gas interests. In addition, the Company and its oil and gas ventures must produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 4 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                               COOPERS & LYBRAND L.L.P.

Houston, Texas
November 22, 1996

                           FOUNTAIN OIL INCORPORATED
                          CONSOLIDATED BALANCE SHEET
                             As of August 31, 1996


                                    ASSETS
Cash and cash equivalents                             $ 17,329,237
Accounts receivable, net                                       851
Accounts receivable - affiliated entities                    7,210
Other current assets                                       648,256
                                                      ------------
   Total current assets                                 17,985,554


Property and equipment, net                              6,577,565
Oil and gas properties, net, full cost
 method (including $257,407 unevaluated)                   394,434
Investments in and advances to oil and
 gas ventures                                            6,782,953
Notes receivable                                           190,186
Other assets                                               157,849
                                                      ------------
   TOTAL ASSETS                                       $ 32,088,541
                                                      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Accounts payable                                      $    731,532
Accrued liabilities                                        297,513
Notes payable                                               31,156
                                                      ------------
Total current liabilities                                1,060,201

Minority interest in subsidiaries                          223,350
8% Convertible subordinated debentures                     300,000

Commitments and contingencies (Note 8)                         ---

Stockholders' equity:
    Preferred stock, par value $0.10 per share,
     5,000,000 shares authorized: no shares
      issued or outstanding                                    ---
    Common Stock, par value $0.10 per share,
     50,000,000 shares authorized: 17,376,610
      shares issued and outstanding                      1,737,661
    Capital in excess of par value                      55,190,072
    Accumulated deficit                                (26,422,743)
                                                      ------------
Total stockholders' equity                              30,504,990
                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 32,088,541
                                                      ============


                       The accompanying notes are an integral part of the consolidated financial statements.


                           FOUNTAIN OIL INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
                         For the Year Ended August 31,



                                              1996           1995
                                            --------       --------
Operating Revenues:
   Power unit rentals                   $     1,894     $    50,504
   Equipment sales                              ---         464,044
   Consulting income                          6,721         110,909
   Oil and gas production                    26,562             ---
                                        -----------     -----------
        Total revenues                       35,177         625,457
                                        -----------     -----------

Operating expenses:
   Cost of sales                             31,991         479,224
   Lease operating expense                   10,988             ---
   Direct project costs                   1,267,555             ---
   General and administrative             3,853,972       4,012,510
   Depreciation and amortization             77,253       1,156,772
   Loss from investments in
    unconsolidated entities                  13,272             ---
   Impairment of oil & gas properties       419,835         608,181
   Employee stock compensation                  ---         152,038
   Impairment of inventory                      ---          57,602
   Impairment of property and equipment         ---         175,450
   Impairment of intangibles                    ---       1,866,600
                                        -----------     -----------
        Total operating expenses          5,674,866       8,508,377
                                        -----------     -----------

Operating loss                           (5,639,689)     (7,882,920)
                                        -----------     -----------

Other (expense) income:
   Interest income                          332,071         251,276
   Interest expense                        (220,965)        (28,475)
   Other                                     12,551          89,108
   Loss on disposition of equipment        (182,020)            ---
                                        -----------     -----------
   Total other (expense) income             (58,363)        311,909
                                        -----------     -----------

Net loss before income tax provision     (5,698,052)     (7,571,011)

Income tax expense                              ---         (28,600)
                                        -----------     -----------

Net loss                                $(5,698,052)    $(7,599,611)
                                        ===========     ===========

Loss per common share                   $     (. 46)    $      (.91)
                                        ===========     ===========
Weighted average number of common
 shares outstanding                      12,495,137       8,341,783
                                         ==========     ===========


                       The accompanying notes are an integral part of the consolidated financial statements.


                           FOUNTAIN OIL INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         For the Year Ended August 31,


                                               Common Stock
                                        -------------------------
                                          Number of                   Additional                         Total
                                            Shares                     Paid-In        Accumulated      Stockholders'
                                            Issued       Par Value     Capital          Deficit          Equity
                                        ----------------------------------------------------------------------------

BALANCE, AUGUST 31,
    1994                                 5,974,310    $  597,431     $16,708,442     $(13,125,080)     $ 4,180,793

Sale of common stock,
net of offering expenses
of $1,033,118                            3,958,998       395,900      10,900,930              ---       11,296,830

Issuance of common
stock as employee
compensation and
for other obligations                      900,755        90,075       1,639,803              ---        1,729,878

Net loss                                       ---           ---             ---       (7,599,611)      (7,599,611)
                                        ----------    ----------     -----------    -------------      -----------

BALANCE, AUGUST 31,
    1995                                 10,834,063    $1,083,406     $29,249,175     $(20,724,691)    $ 9,607,890

Sale of common stock,
 net of offering expenses
  of $1,539,646                           5,000,000       500,000      20,460,354             ---       20,960,354

Issuance of common stock for purchase
 of interests in oil and gas ventures       450,000        45,000       2,308,125             ---        2,353,125

Issuance of common stock upon conversion
 of debentures                              997,324        99,733       3,039,105             ---        3,138,838

Issuance of common stock upon exercise
 of warrants and options                     95,223         9,522         133,313             ---          142,835

Net loss                                        ---           ---             ---      (5,698,052)      (5,698,052)
                                         ----------    ----------     -----------   -------------      -----------
 BALANCE, AUGUST 31,
    1996                                 17,376,610    $1,737,661     $55,190,072    $(26,422,743)     $30,504,990
                                         ==========    ==========     ===========    ============      ===========

                       The accompanying notes are an integral part of the consolidated financial statements.


                           FOUNTAIN OIL INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                         For the Year Ended August 31,


                                                 1996           1995
                                               --------       --------
Operating activities:
   Net loss                                 $(5,698,052)    $(7,599,611)
   Depreciation and amortization                 77,253       1,156,772
   Amortization of debt issuance costs           71,166             ---
   Gain on settlement of liabilities                ---         (58,230)
   Loss on disposition of equipment             182,020             ---
   Loss in investments in unconsolidated
      entities                                   13,272             ---
   Impairment of inventory                          ---          57,602
   Impairment of property and equipment             ---         175,450
   Impairment of intangibles                        ---       1,866,600
   Impairment of oil and gas properties         419,835         608,181
   Issuance of common stock for
      services and expenses                         ---       1,482,664
   Other                                            ---             ---
   Changes in assets and liabilities:
      Accounts receivable                        53,905          65,977
      Other assets                             (211,222)       (325,289)
      Accounts payable                           62,638         394,784
      Accrued liabilities                      (116,766)        217,022
                                            -----------     -----------
   Net cash used in operating activities     (5,145,951)     (1,958,078)
                                            -----------     -----------
Investing activities:
   Investments in oil and gas properties       (262,584)     (2,458,596)
   Investments in and advances to
     oil and gas ventures                    (2,538,191)            ---
   Capital expenditures                      (3,728,770)       (404,822)
   Proceeds from disposition of assets          104,000             ---
   Issuance of notes receivable                (135,186)     (2,980,000)
                                            -----------     -----------
   Net cash used in investing activities     (6,560,731)     (5,843,418)
                                            -----------     -----------
Financing activities:
   Proceeds from issuance of debentures
     net of expenses                          3,346,723             ---
   Proceeds from sales of common stock,
     net of expenses                         21,103,189      11,296,830
   Proceeds from issuance of short-term
     borrowings                               4,848,476          47,813
   Principal payments on short-term
     borrowings                              (5,054,114)       (271,563)
                                            -----------     -----------
   Net cash provided by financing
     activities                              24,244,274      11,073,080
                                            -----------     -----------

   Net increase in cash and cash
     equivalents                             12,537,592       3,271,584

   Cash and cash equivalents,
     beginning of year                        4,791,645       1,520,061
                                            -----------     -----------

   Cash and cash equivalents, end of year   $17,329,237     $ 4,791,645
                                            ===========     ===========

                       The accompanying notes are an integral part of the consolidated financial statements.


                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. NATURE OF OPERATIONS - The principal activities of Fountain Oil Incorporated and its consolidated subsidiaries (collectively the "Company") are directed towards the acquisition of interests in and development of oil and gas fields that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes, including if successfully commercialized the Company's proprietary method for heating paraffinic and heavy oil with electric current. The Company typically acquires its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While it normally seeks to be the operator of substantial oil and gas projects in which it has an interest, the Company has acquired and expects to continue to acquire interests representing 50% or less of the equity in various oil and gas projects. Accordingly, certain of the activities in which the Company has an interest will be conducted through unconsolidated entities. The Company has recently acquired less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation, at least some of which will be accounted for as unconsolidated entities.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of Fountain Oil Incorporated and its majority owned subsidiaries. The majority owned subsidiaries are Electromagnetic Oil Recovery International Inc., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S., Inc., Gastron International Limited, Uentech Corporation and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. The investments of the Company and its majority owned subsidiaries in certain oil and gas joint ventures are proportionately consolidated.

     INVESTMENTS - Investments in less than majority-owned subsidiaries and certain other less than majority owned entities, including certain joint ventures, are accounted for using the equity method of accounting.

     QUASI-REORGANIZATION - The Board of Directors of the Company approved a quasi-reorganization effective October 31, 1988. As a result of the quasi-reorganization, the accumulated deficit of $39,952,292 was eliminated against capital in excess of par value.

     CHANGE IN FISCAL YEAR - In September 1996, the Company's Board of Directors approved a change in the Company's fiscal year end from August 31 to December 31 effective September 1996, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATION - During the fourth quarter, the Company reclassified certain amounts from revenue and expenses to loss from equity investments in unconsolidated entities.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





     Accordingly, revenue and expenses for each of the first three quarters in the year ended August 31, 1996 have been reduced by $29,871 and $14,414, $34,869 and $34,912, and $41,248 and $38,884, respectively. There was no effect on income from operations or net income as a result of this reclassification.

     CASH AND CASH EQUIVALENTS - The Company considers short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     INVENTORY - Inventory consists primarily of pipe, coating materials and other supplies used in the application of patented electrically enhanced oil recovery ("EEOR") technology and is stated at the lower of cost or market using the average cost method and presented in other current assets.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

     OIL AND GAS PROPERTIES - The Company and the unconsolidated entities for which it accounts on the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs, associated with property acquisition and exploration for and development of oil and gas reserves are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

     Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties.

     REVENUE RECOGNITION - The Company recognizes revenues when goods have been delivered, when services have been performed, or when hydrocarbons have been produced and delivered.

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in the statement of operations. Nonmonetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     amounts recorded in operations for the years ended August 31, 1996 and August 31, 1995 were not material.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of " ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of fiscal 1995 had no effect on the Company's financial statements. The Company reviews all of its long-lived assets, except for its oil and gas properties, for impairment in accordance with SFAS 121. Prior to the end of fiscal 1996, all long-lived assets including intangible assets, other than oil and gas properties, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows. The Company evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost ceiling limitation.

3.   PROPERTY AND EQUIPMENT, NET

     Property and equipment and the related accumulated depreciation at August 31, 1996 included the following:

                                                      Accumulated
                                            Cost      Depreciation       Net
                                        ----------------------------------------
     EEOR Equipment                     $  504,085     $(268,011)   $  236,074
     EEOR Construction-in-progress          60,764           ---        60,764
     Oil & gas related equipment         5,818,871           ---     5,818,871
     Office furniture, fixtures and
        equipment and other                759,448      (297,592)      461,856
                                        ----------     ---------    ----------
        PROPERTY AND EQUIPMENT, NET     $7,143,168     $(565,603)   $6,577,565
                                        ==========     =========    ==========

     Oil and gas related equipment represents new or reconditioned drilling rigs and related equipment which the Company expects to ship to the Republic of Adygea, Russian Federation, for transfer to Intergas JSC, an unconsolidated subsidiary in which the Company holds a 37% interest. Such equipment is not being depreciated. Included within the net book value of $5,818,871 is $1,800,000 which the Company, upon the acquisition of Gastron International Limited ("Gastron") in October 1995, originally recorded as a receivable from Mostransgas Gas Transmission and Supply Enterprise ("Mostransgas"), a Russian joint stock company and co-shareholder in Intergas JSC. This receivable represented amounts originally due from Mostransgas to partially reimburse

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     the Company for costs incurred in connection with the acquisition of two drilling rigs and related equipment which were to have represented a joint capital contribution by the Company and Mostransgas to Intergas JSC. As a result of subsequent negotiations, Mostransgas will make its $1,800,000 capital contribution directly to Intergas JSC. Accordingly, the Company reclassified the receivable to equipment. The Company will transfer the equipment to Intergas JSC, and the equipment will be reclassified as investments in and advances to unconsolidated entities.
     The transaction has no effect on the Company's statement of operations.

4.   OIL AND GAS PROPERTIES AND INVESTMENTS

     The Company has acquired interests in oil and gas properties through joint ventures, partially owned corporate and other entities, and joint operating arrangements. A summary of the Company's oil and gas interests is as follows:

           OIL AND GAS PROPERTIES
           ------------------------------
           United States and Canada
              Proved properties                                    $ 1,165,043
              Unproved properties                                      257,407
              Less: accumulated depreciation, depletion,
                 amortization and impairment                        (1,028,016)
                                                                   -----------

           TOTAL OIL AND GAS PROPERTIES, NET                       $   394,434
                                                                   ===========

     During the fiscal year ended August 31, 1996, the Company recognized an impairment of $419,835 on its oil and gas properties as a result of applying the full cost ceiling limitation. The impairment related to the Rocksprings Field and the West Mexia projects in the United States. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties for the United States and Canada at August 31, 1996 were $257,407, all of which relates to the Rocksprings Field. These represent leasehold costs, which were incurred in fiscal 1995, and will be evaluated on the basis of a review of production results and test evaluations from a new well expected to be drilled in the first quarter of calendar 1997. The Company believes that these unevaluated properties will be substantially evaluated at that time.

           INVESTMENTS IN AND ADVANCES TO OIL AND GAS VENTURES
           ---------------------------------------------------
           Ukraine - Lelyaky Field, Pryluki Region
              through 45% ownership of Kashtan Petroleum Ltd. $2,163,564 Adygea, Russian Federation - Maykop Field
              through 37% ownership in Intergas JSC                2,780,263
           Canada - Inverness Unit
              through 50% ownership in Focan Ltd.                        ---
           Albania - Gorisht Kocul Field
              through 50% ownership of joint venture                 517,885
           Ukraine-Stynawske Field, Boryslaw
              through 45% ownership of joint venture               1,321,241
                                                                  ----------
           TOTAL INVESTMENTS IN AND ADVANCES TO
              OIL AND GAS VENTURES                                $6,782,953
                                                                  ==========

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The Company's interests in Kashtan Petroleum Ltd., Intergas JSC and Focan Ltd. are accounted for using the equity method. The financing arrangement in the joint ventures that will operate the Gorisht-Kocul and Stynawske fields have not been sufficiently defined to determine whether those entities will be accounted for using the equity method or proportionately consolidated.

     The costs shown for the Lelyaky Field and the Maykop Field include $684,375 and $1,668,750, respectively, representing the market value of shares issued in connection with the acquisition of interests in Kashtan Petroleum Ltd. and Intergas JSC.

     None of the Company's oil and gas interests outside of the United States and Canada are being amortized, pending evaluation of initial drilling results. The Company believes the properties of those ventures will be substantially evaluated during calendar 1997. There were no material operations or assets of unconsolidated entities (other than unevaluated properties) at August 31, 1996. Accordingly, no separate financial information has been presented.

     The development through calendar 1997 of the oil and gas properties owned through investments in oil and gas joint ventures, according to the present plan, assumes the availability of substantial additional funds from external sources. Less than projected funding from external sources will result in a slower phasing of the development of some of the properties, reducing the early investment requirements but delaying the anticipated production build up. The Company has principal responsibility for arranging such financing. The Company's management believes that it will be able to access external sources of funds through debt financing by the Company or the joint ventures or other entities that are developing the properties, equity financing by the Company or otherwise, so that delays will not be experienced as a result of a shortage of financial resources. There can be no assurance, however, that the Company will be able to arrange such financing or that such financing as is available will be on terms that are attractive or acceptable to the Company or such entities or are deemed to be in the best interests of the Company and its shareholders. Ultimate realization of the cost of the Company's oil and gas properties and investments in oil and gas ventures is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities and the ability to market oil and gas produced at or near world prices. The Company has plans for each of the ventures listed above to achieve levels of production and profits sufficient to recover its costs. However, if one or more of the above factors, or other factors, are different than anticipated, the Company may not recover its costs. The Company will be entitled to distributions from the various ventures in accordance with the terms of the respective venture arrangements.

     The ability of the Company to pursue its growth strategy successfully and continue as a going concern depends upon generating funds from external sources. In addition, the Company's development efforts through its investments in oil and gas ventures must be successful in order for these ventures to produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures or if such ventures are unable to achieve profitable operations. The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   ACCRUED LIABILITIES

     Accrued liabilities at August 31, 1996 included the following:

           Interest                                  $  4,000
           Property and other taxes                    12,083
           Other                                       72,147
           Compensation, including related taxes      209,283
                                                     --------
                ACCRUED LIABILITIES                  $297,513
                                                     ========

6.   NOTES PAYABLE

     Notes payable consisted of two notes as follows:

     1) $47,813 note payable to an insurance company dated March 2, 1996, with interest at 7.25% payable monthly, due December 2, 1996. The outstanding balance on this note is $21,250. The fair value of the debt at August 31, 1996 approximates book value.

     2) $89,140 note payable to an insurance company dated December 4, 1995, with interest at 7.86% payable monthly, due September 3, 1996. The outstanding balance on this note is $9,906. The fair value of the debt at August 31, 1996 approximates book value.

7.   CONVERTIBLE SUBORDINATED DEBENTURES

     During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures at par and received net proceeds of $3,346,723 after commissions and expenses. The Debentures, which are subordinated to indebtedness for borrowed money, are convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. A maximum of 309,500 shares of the Company's Common Stock is issuable upon conversion of each $1,000,000 principal amount of the Debentures. At August 31, 1996, $3,450,000 principal amount of the Debentures had been converted into 997,324 shares of Common Stock, leaving $300,000 principal amount of the Debentures outstanding and 95,803 shares of Common Stock reserved for possible issuance upon conversion of Debentures as of that date.

8.   COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has obligations, absolute and contingent, and may incur additional obligations, absolute and contingent, with respect to acquiring and developing its oil and gas properties and ventures. At August 31, 1996, the Company had unconditional obligations regarding the acquisition and development of its oil and gas properties and ventures amounting to $5,000,000, as well as the unconditional obligation to issue
     250,000 shares of its Common Stock. In addition, the Company had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to $1,800,000, as well as the contingent obligation to issue an aggregate of 2,000,000 shares of its Common Stock. The contingent obligations are subject to the satisfaction

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     of various conditions related to, among other things, the achievement of specified project performance standards.

     As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

     LEASE COMMITMENTS - The Company leases office space under non-cancelable operating lease agreements. The leases have remaining terms ranging up to nine years, some of which may be renewed at the Company's option. Rental expense for 1996 and 1995 was $186,444 and $119,133, respectively.

     Future minimum rental payments for the Company's lease obligations as of August 31, 1996, are as follows:

                       1997            $  342,866
                       1998               374,862
                       1999               299,212
                       2000               253,527
                       2001               257,321
                       Later years        653,829
                                       ----------
                                       $2,181,617
                                       ==========

9. CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company had temporary cash investments on deposit at major financial institutions, some of which were in excess of government insured limits. At August 31, 1996 and 1995, the Company had approximately $14,000,000 and $2,000,000 on deposit in two and one such institutions, respectively.

10.  STOCKHOLDERS' EQUITY

     On February 12, 1996, at an Annual Meeting of Shareholders, the shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 having $0.10 par value per share. The number of authorized shares of preferred stock of 5,000,000 also having a par value of $0.10 remained unchanged. As of August 31, 1996, 17,376,610 shares of Common Stock were issued and outstanding. No shares of preferred stock have been issued.

     During fiscal 1995 and 1996, the following transactions regarding the Company's Common Stock and warrants and options to purchase the Company's Common Stock were consummated pursuant to authorization by the Company's Board of Directors or duly constituted committees thereof.

     1995

     .   The following are included in the sales or retirement of Common Stock:

         .. The issuance of 20,000 shares at a price of $0.25 per share in a warrant exercise.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         .. The issuance to investors of 3,244,000 shares and warrants exercisable at $6.00 per share to purchase 3,244,000 shares, for aggregate proceeds of $10,320,882 net of $1,033,118 of related offering costs.

         .. The issuance of 480,780 shares at a price of $1.50 per share, 200,000 shares at a price of $1.125 per share and 14,286 shares at a price of $1.75 per share in a series of warrant exercises.

         .. The retirement of 68 shares recorded at an aggregate of $223.14 to reflect the payment of cash for fractional shares in connection with the December 1994 reverse stock split.

     . The following are included in the issuance of Common Stock as employee compensation:

         .. The adjustment to capital in excess of par in the amount of $4,275 related to shares received by three employees for stock issued at below par.

         .. The issuance of 23,479 shares at a price of $3.09 per share, 4,000 shares at a price of $4.38 per share, and 10,000 shares at a price of $5.77 per share to employees resulting in aggregate compensation of $147,763.

     . The issuance of 790,000 restricted shares at a value of $1.64 per share for financial consulting services to be performed over two years amounting to $1,296,000, of which $1,134,875 was expensed in 1995 and the balance of $161,125 was expensed during fiscal 1996.

     . The issuance of 4,706 shares at a price of $4.25 per share for legal services in the amount of $20,000.

     . The issuance of 28,570 shares and warrants exercisable at $1.75 per share to purchase 28,572 shares upon conversion of notes payable in an aggregate principal amount of $50,000.

     . The issuance of warrants exercisable at $5.10 per share to purchase 1,139,800 shares to firms that participated in the distribution of the Company's securities .

     . The issuance of 30,000 shares at a price of $5.88 per share for consulting services in the amount of $176,250.

     . The issuance of 10,000 restricted shares at a price of $3.56 per share along with a cash payment of $60,000 for a paid-up license.

     No options were exercised during the fiscal year ended August 31, 1995.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     1996

     . The issuance to investors of 5,000,000 shares for aggregate proceeds of $20,960,354 net of $1,539,646 of related offering costs.

     . The following are included in the issuance of Common Stock for purchase of interests in or related to oil and gas ventures:

         .. The issuance of 150,000 shares at a price of $4.5625 per share, along with other consideration, in exchange for 10% of the equity of UK-RAN Oil Corporation and 33% of the equity of UK-RAN Energy Corporation

          .. The issuance of 300,000 shares at a price of $5.5625 per share in exchange for 6% of the equity of Intergas JSC, a joint stock company incorporated in the Russian Federation.

     . The following are included in the issuance of Common Stock upon conversion of debentures:

         .. The issuance of 997,324 shares in a series of conversions of an aggregate of $3,450,000 principal amount of debentures convertible at fluctuating prices based on 82 1/2% of market price at the time of conversion.

         .. The adjustment to capital in excess of par in the amount of $311,088 related to deferred costs incurred in the issuance of debentures.

     . The following are included in the issuance of Common Stock upon warrant and option exercises:

         .. The issuance of 52,000 shares at a price of $1.50 per share in a series of option exercises.

         .. The issuance of 43,223 shares at a price of $1.50 per share in a series of warrant exercises.

     . The issuance of options exercisable at $3.8375 per share to purchase 30,000 shares were granted to non-employee directors at February 12, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 15 to Consolidated Financial Statements.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes warrants and options outstanding to purchase the Company's Common Stock:

AUGUST 31, 1996           Warrants   Price  Exp. Date  Options  Price  Exp. Date
--------------------------------------------------------------------------------

Directors and officers     330,667   $1.50    11/3/97  212,000  $1.50    8/16/99
                            14,286   $1.75    6/30/97   30,000  $3.84    2/11/99
                         ---------                     -------
                           344,953                     242,000


Stockholders,              156,001   $1.50    11/3/97  136,000  $1.50    8/16/99
employees and others     1,139,800   $5.10    2/28/97
                         3,244,000   $6.00    2/28/97
                         ---------                     -------
                         4,539,801                     136,000

Total outstanding        4,884,754                     378,000
                         ---------                     -------

Shares exercisable       4,884,754                     342,000
                         ---------                     -------




AUGUST 31, 1995           Warrants   Price  Exp. Date  Options  Price  Exp. Date
--------------------------------------------------------------------------------

Directors and officers     330,667   $1.50    11/3/97  264,000  $1.50    8/16/99
                            14,286   $1.75    6/30/97
                         ---------                     -------
                           344,953                     264,000


Stockholders,              199,224   $1.50    11/3/97  136,000  $1.50    8/16/99
employees and others     1,139,800   $5.10    2/28/97
                         3,244,000   $6.00    2/28/97
                         ---------                     -------
                         4,583,024                     136,000

Total outstanding        4,927,977                     400,000
                         ---------                     -------

Shares exercisable       4,927,977                     344,000
                         ---------                     -------

11.  NET LOSS PER COMMON SHARE

     Net loss per common share for the fiscal years ended August 31, 1996 and August 31, 1995 was based on the weighted average number of common shares outstanding. The weighted average number of shares used was 12,495,137 and 8,341,783, respectively.

12.  INCOME TAXES

     The Company follows the provisions of Statement of Financial Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred income taxes are recorded to reflect

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     the tax consequences in future years of differences between the tax bases of assets and their financial reporting amounts at each year end. Valuation allowances are established, when appropriate in accordance with SFAS 109, to reduce deferred tax assets to the amount expected to be realized. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par value.

     The Company and its domestic subsidiaries file U.S. consolidated income tax returns. No benefit for U.S. income taxes have been recorded in these financial statements because of the Company's inability to recognize deferred tax assets under provisions of SFAS 109. The provision for income taxes for fiscal year end 1995 consisted of taxes applicable to foreign operations.

     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:

                                                       1996            1995
                                                    ---------------------------
         Income tax expense (benefit) at
            statutory rate                         $(1,937,337)    $(2,574,144)
         Benefit of losses not recognized            1,927,408       2,566,836
         Foreign tax provision                             ---          28,600
         Other, net                                      9,929           7,308
                                                   -----------     -----------
         Provision for income taxes                $         0     $    28,600
                                                   ===========     ===========

         Effective tax rate                                 (0%)         (0.4%)

     The components of the deferred tax assets as of August 31 were as follows:

                                                       1996
                                                    ----------
         Total net operating loss carry-
            forwards                              $ 19,077,324
         Less: Limitation                          (10,441,324)
                                                  ------------

         Net operating loss carryforwards            8,636,000
                                                  ------------

         Canadian net operating loss
            carryforwards                            1,300,000
         Patent rights and related equipment         1,588,341
         Bad debt allowance                             35,776
         Foreign tax credits                            28,600
                                                  ------------
                                                    11,588,717

         Valuation allowance                       (11,588,717)
                                                  ------------
         Net deferred tax asset
         recognized in balance sheet              $        ---
                                                  ============

     On August 1, 1991, and subsequently on August 17, 1994, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on cumulative basis. As a result, only approximately $25,400,000 of the total U.S. net operating loss carryforwards of the Company will be available for utilization. The net operating loss carryforwards expire from 1996 to 2006. Approximately $6,300,000 of this amount was incurred subsequent to the 1994 ownership change and therefore as of August 31, 1996 are not subject to the IRC Section 382 limitation.

     At August 31, 1996, the Company has net operating loss carryforwards of $47,409,776. In addition, there are $8,700,000 in federal net operating

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     loss carryforwards subject to the separate return limitation rules. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The Company has also generated approximately $3,800,000 of Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards are subject to limitations similar to IRC Section 382.

     The Company's available NOL carryforwards may be used to offset future taxable income, if any. The Company may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

     The Company also has investment tax credit carryovers of $84,334 which begin to expire in 1996.

13.  GEOGRAPHIC SEGMENTS

     During fiscal 1996, the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use the EEOR technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology. Accordingly, 1996 revenues were minimal. In 1995, EEOR was reported as a separate business segment, and the 1995 EEOR revenues related to contracts with two separate customers in Canada and China.

                     IDENTIFIABLE ASSETS
                United States
                   1996                        $  15,944,811
                   1995                            4,998,632
                --------------------------------------------
                Canada
                   1996                              642,451
                   1995                              476,017
                --------------------------------------------
                Eastern Europe
                   1996                           15,501,279
                   1995                            5,230,673
                --------------------------------------------
                Other
                   1996                                  ---
                   1995                                5,000
                --------------------------------------------
                TOTAL IDENTIFIABLE ASSETS
                   1996                        $  32,088,541  (1)
                   1995                        $  10,710,322  (1)
                --------------------------------------------

     (1) Includes cash and cash equivalents and other assets not specifically related to oil and gas acquisition and development.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The percentage of operating revenues generated by geographic areas for oil and gas acquisition and development is recapped below:

                United States
                   1996                                  10%
                   1995                                   0%
                --------------------------------------------
                Canada
                   1996                                  90%
                   1995                                   0%
                --------------------------------------------

14.  SUPPLEMENTAL CASH FLOW INFORMATION AND
     NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the fiscal years ended 1996 and 1995:

                                                  1996           1995
                                              -----------    -----------
     Supplemental disclosures of cash flow
     information:
        Interest paid during the year         $  145,799     $   28,474
                                              ==========     ==========

     Supplemental schedule of non-cash
     activities:
        Acquisition of equipment and common
        stock of subsidiary in exchange for
        long-term notes receivable            $2,980,000            ---
                                              ==========     ==========

        Issuance of Common Stock upon
        conversion of debentures and
        notes, respectively                   $3,138,838     $   50,000
                                              ==========     ==========

        Issuance of Common Stock in
        connection with investments in
        oil and gas ventures                  $2,353,125     $      ---
                                              ==========     ==========

        Issuance of Common Stock in
        connection with compensation
        earned and third party services
        provided                              $      ---     $1,729,878
                                              ==========     ==========

        Accruals recorded applicable to
        investment in oil and gas ventures    $      ---     $   59,475
                                              ==========     ==========

15.  LONG-TERM INCENTIVE PLAN

     The 1995 Long-Term Incentive Plan (the "Plan") adopted by the Company in fiscal year 1996 reserved 1,500,000 shares of the Company's Common Stock. The purpose of the Plan is to further the interest of the Company by enabling employees, directors, consultants and advisors of the Company to acquire a proprietary interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under the Plan. Stock options granted under the Plan may be either incentive stock options ("Incentive Options") or non-qualified stock options ("Non-Qualified Options"). Options expire

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     on such date as is determined by the stock compensation committee except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the Plan, a specified number of Non-Qualified Options exercisable at the then market price are granted annually to non-employee directors of the Company and are 100% vested six months from the date of grant. For the year ended August 31, 1996, 30,000 Non-Qualified Options were granted to these non-employee directors at an exercise price of $3.84, all of which were outstanding and exercisable at August 31, 1996. Stock appreciation rights entitle the holder to receive payment in cash and/or Common Stock equal in value to the excess of the fair market value of the Common Stock on the date of exercise over the exercise price of the stock appreciation right. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. No stock appreciation rights had been granted as of August 31, 1996.

16.  SUBSEQUENT EVENTS - UNAUDITED

     During September and October 1996, 1,304,086 warrants were exercised for aggregate proceeds to the Company of $6,062,981, which the Company has recorded as additional equity. Of the warrants exercised, 1,139,800 had an exercise price of $5.10, 14,286 had an exercise price of $1.75, and 150,000 had an exercise price of $1.50.

     In October 1996, the Company pledged $4,400,000 to collateralize a bank letter of credit issued to guarantee a $4,000,000 credit facility granted by a bank in Ukraine to Kashtan Petroleum Ltd., the entity operating the Lelyaky Field, Ukraine, in which the Company has a 45% interest.

     In November 1996, the Company entered into a joint venture with Ukranafta, the Ukraine state oil company, for the development of the Stynawske field. The Company will have a 45% interest in the joint venture. With the signing of the joint venture agreement, the Company became obligated to pay $500,000 and to issue 175,000 shares of the Company's Common Stock which had been previously reflected as contingent obligations. The issuance of an additional 375,000 shares remains as a conditional commitment subject to the project achieving production level targets.

                                 EXHIBIT INDEX


                                                                       FILED WITH
EXHIBIT                                                                    THIS
NUMBER                                         EXHIBIT                    REPORT
---------------------------  -------------------------------------------  ------

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

          3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994
                             Form 8-K).

          3(2) Registrant's Bylaws (Incorporated herein by reference from December 16, 1994 Form
                             8-K).

          4                  Form of 8% Convertible Subordinated
                             Debenture (Incorporated herein by
                             reference from February 29, 1996 Form
                             10-QSB).

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

          10(2)              Amendment to Revised Single Well
                             Technology License Agreement Dated October
                             27, 1986 (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

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



         *10(7)              Employment Agreement between Fountain Oil
                             Incorporated and Oistein Nyberg
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(8)              Employment Agreement between Fountain Oil
                             Incorporated and Nils N. Trulsvik
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(9)              Employment Agreement between Fountain Oil
                             Incorporated and Einar H. Bandlien
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(10)             Employment Agreement between Fountain Oil
                             Incorporated and Arnfin Haavik
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(11)             Employment Agreement between Fountain Oil
                             Incorporated and Svein E. Johansen
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(12)             Employment Agreement between Fountain Oil
                             Incorporated and Arild Boe (Incorporated herein by reference from August 31, 1995
                             Form 10-KSB).

         *10(13)             Employment Agreement between Fountain Oil
                             Incorporated and Gary J. Plisga
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(15)             Employment Agreement between Fountain Oil
                             Incorporated and Ravinder S. Sierra
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(16)             Employment Agreement between Fountain Oil
                             Incorporated and Susan E. Palmer
                             (Incorporated herein by reference from
                             August 31, 1995 Form 10-KSB).

         *10(17)             1995 Long-Term Incentive Plan
                             (Incorporated herein by reference from
                             February 29, 1996 Form 10-QSB).

         *10(18)             Form of Option Agreement for Non-Qualified                  X
                             Options granted to Non-Employee Directors.

         *10(19)             Fee Agreement between Fountain Oil                          X
                             Incorporated and Robert A. Halpin.

         *10(20)             Fee Agreement between Fountain Oil                          X
                             Incorporated and Eugene J. Meyers.

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
