Form 10-Q
period 1996-11-30
FOUNTAIN OIL INC
filed 1997-01-14
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED NOVEMBER 30, 1996


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ___________ TO _______________


                      COMMISSION FILE NUMBER       0-9147
                                              -----------------

                           FOUNTAIN OIL INCORPORATED
------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              Delaware                                91-0881481
------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)


  1400 Broadfield Blvd.,
 Suite 100, Houston, Texas                        77084-5163
------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL                           (ZIP CODE)
    EXECUTIVE OFFICES)


                                 281-492-6992
------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

The number of shares outstanding of issuer's common stock on December 31, 1996 was 22,168,489.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS CONSOLIDATED CONDENSED BALANCE SHEET




                                                   UNAUDITED
                                      ----------------------------------
                                        NOVEMBER 30,        August 31,
                                            1996               1996
                                      -----------------  ---------------
                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                $ 13,737,692   $ 17,329,237
  Trade accounts receivable, net                    862            851
  Accounts receivables - affiliated
   entities                                     310,624          7,210
  Other current assets                          625,620        648,256
                                           ------------   ------------
     Total current assets                    14,674,798     17,985,554

Restricted cash                               5,400,000            ---
Notes receivable                                190,186        190,186
Property and equipment, net                   7,983,667      6,577,565
Oil and gas properties, net, full cost
 method
  (including $257,407 unevaluated)              365,984        394,434
Investment in and advances to
  oil and gas ventures                        7,642,700      6,782,953
Other assets                                    624,508        157,849
                                           ------------   ------------
     TOTAL ASSETS                          $ 36,881,843   $ 32,088,541
                                           ------------   ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                         $    652,501   $    731,532
  Accrued liabilities                           335,355        297,513
  Note payable                                    5,313         31,156
                                           ------------   ------------
    Total current liabilities                   993,169      1,060,201


8% Convertible subordinated debentures              ---        300,000
Minority interest                               196,747        223,350

Stockholders' Equity:
  Preferred stock                                   ---            ---
  Common stock                                1,885,160      1,737,661
  Capital in excess of par value             61,553,614     55,190,072
  Accumulated deficit since October 31,
   1988                                     (27,746,847)   (26,422,743)
                                           ------------   ------------
    Total stockholders' equity               35,691,927     30,504,990
                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                    $ 36,881,843   $ 32,088,541
                                           ------------   ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           Unaudited
                                        ---------------------------------------------
                                                       Three Months Ended
                                             NOVEMBER 30, 1996      November 30, 1995
                                        ---------------------------------------------

Operating Revenues:
  Power unit rentals                               $       ---            $     1,913
  Oil & gas production                                  18,080                  4,389
                                                   -----------            -----------
                                                        18,080                  6,302
                                                   -----------            -----------

Operating Expenses:
  Lease operating expense                                  ---                    ---
  Cost of sales                                          4,067                    ---
  Direct project costs                                 231,761                    ---
  General and administrative                           857,039              1,077,735
  Depreciation, depletion and
   amortization                                         28,450                 18,314
  Loss (earnings) from investments in
       unconsolidated subsidiaries                     536,057                (15,457)
                                                   -----------            -----------
                                                     1,657,374              1,080,592
                                                   -----------            -----------

OPERATING LOSS                                       1,639,294              1,074,290
                                                   -----------            -----------

Other Income (Expense):
  Interest, net                                        291,427                 47,743
  Other income (expense)                                (2,840)                 2,697
                                                   -----------            -----------
TOTAL OTHER INCOME (EXPENSE)                           288,587                 50,440
                                                   -----------            -----------

  Minority interest in loss of
   consolidated subsidiary                              26,603                    ---
                                                   -----------            -----------


NET LOSS                                           $(1,324,104)           $(1,023,850)
                                                   -----------            -----------

Weighted average number of
  common shares outstanding                         18,234,533             10,834,063
                                                   -----------            -----------

NET LOSS PER COMMON SHARE                          $     (0.07)           $     (0.09)
                                                   -----------            -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                        Unaudited
                                        ---------------------------------------
                                                    Three Months Ended
                                          NOVEMBER 30, 1996   November 30, 1995
                                        ---------------------------------------
Operating activities:
  Net loss                                      $(1,324,104)        $(1,023,850)
  Equity loss in unconsolidated
   subsidiaries                                     536,057                 ---
  Minority interest in loss of
   consolidated subsidiary                          (26,603)                ---
  Depreciation, depletion and
   amortization                                      28,451              18,314
  Amortization of issuance costs                      1,375                 ---
Changes in assets and liabilities:
      Increase in accounts receivable              (303,425)            (72,939)
      Decrease (increase) in other
       assets                                        22,636            (228,696)
      Decrease in accounts payable                  (79,031)           (217,681)
      Increase (decrease) in accrued
       liabilities                                   37,842             (94,009)
                                                -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES            (1,106,802)         (1,618,861)
                                                -----------         -----------

Investing activities:
  Restricted cash                                (5,400,000)                ---
  Capital expenditures                           (1,406,103)           (736,778)
  Investment in oil and gas ventures &
   other assets                                  (1,883,437)         (1,002,682)
                                                -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES            (8,689,540)         (1,739,460)
                                                -----------         -----------
Financing activities:
  Cash provided by stock sale/warrant
   exercise,net                                   6,230,640                 ---
  Payments on notes payable                         (25,843)            (10,625)
  Payments on account payable - related
   party                                                ---              (3,580)
  Proceeds from issuance of note payable                ---              83,828
  Proceeds from issuance of account
   payable - related party                              ---              38,325
                                                -----------         -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                       6,204,797             107,948
                                                -----------         -----------
NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                     (3,591,545)         (3,250,373)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                          17,329,237           4,791,645
                                                -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $13,737,692         $ 1,541,272
                                                -----------         -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)

(1)  Nature of Operations
     --------------------

     The principal activities of Fountain Oil Incorporated and its consolidated subsidiaries (collectively the "Company") are directed towards the acquisition of interests in and development of oil and gas fields that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes, including, if successfully commercialized, the Company's proprietary method ("EEOR") for heating paraffinic and heavy oil with electric current. The Company typically acquires its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While it normally seeks to be the operator of substantial oil and gas projects in which it has an interest, the Company has acquired and expects to continue to acquire interests representing 50% or less of the equity in various oil and gas projects. Accordingly, certain of the activities in which the Company has an interest will be conducted through unconsolidated entities. The Company has recently acquired less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation, at least some of which will be accounted for as unconsolidated entities.

     The consolidated condensed financial statements of the Company included herein have been prepared by the Company, without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The consolidated condensed balance sheet for the fiscal year ended August 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior year periods to conform to the current period presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 filed with the Securities and Exchange Commission.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. The Company will continue to measure stock-based compensation using the intrinsic-value method and will disclose on a pro forma basis net income (loss) and net income (loss) per share using the fair-value method.

(2)  Restricted Cash
     ---------------

     In October 1996, a $4,000,000 credit facility was granted by a bank in Ukraine to Kashtan Petroleum, Ltd., ("Kashtan") to be used to pay the operating costs of the venture including costs advanced by the Company on behalf of Kashtan and recorded by the Company as receivables from Kashtan Petroleum, Ltd., the entity operating the Lelyaky Field, Ukraine, in which the Company has an effective 40.5% ownership. The Company pledged $4,400,000 to collateralize a bank letter of credit issued to guarantee this credit facility. In addition, in November 1996, the Company pledged $1,000,000 to collateralize another bank letter of credit facility.

(3)  Accounts Receivables - Affiliated Entities
     ------------------------------------------

     Of the $310,624 recorded as accounts receivables - affiliated entities at November 30, 1996, approximately $265,000 represented project expenses paid by the Company on behalf of, and to be reimbursed by, Kashtan. See Note 10 of Notes to Unaudited Consolidated Condensed Financial Statements.

(4)  Property and Equipment
     ----------------------

     Property and equipment and the related accumulated depreciation at November 30, 1996 and August 31, 1996 included the following:

                                             NOVEMBER 30,           AUGUST 31,
                                                 1996                  1996
                                        --------------------      ------------
EEOR Equipment                                 $  504,085           $  504,085
EEOR Construction in progress                      60,764               60,764
Oil & gas related equipment                     7,201,097            5,818,871
Office furniture, fixtures, equipment
 and other                                        811,774              759,448
Accumulated depreciation                         (594,053)            (565,603)
                                        --------------------      ------------
Net book value                                 $7,983,667           $6,577,565
                                        --------------------      ------------

     Oil and gas related equipment represents new or reconditioned drilling rigs and related equipment which the Company shipped on December 31, 1996 to the Republic of Adygea, Russian Federation, for transfer to Intergas JSC, an unconsolidated subsidiary in which the Company holds a 37% interest. Such equipment is not being depreciated as the assets have not yet been placed in service. See Note 5 of Notes to Unaudited Consolidated Condensed Financial Statements.

(5)  Investment in and Advances to Oil and Gas Ventures
     --------------------------------------------------

     The Company capitalized certain costs associated with its proposed or completed acquisition of interests in oil and gas properties through joint ventures, corporations and other entities through which the development of oil and gas projects will be implemented. The Company's policy is to capitalize the direct costs of these acquisitions, including cash paid and the fair market value of shares issued in connection with such acquisitions, as well as the portion of management salaries, consulting fees and other expenses relating directly to the acquisition of such interests.

     The Company has entered into agreements with various entities in which it has an interest pursuant to which such entities are obligated to reimburse the Company for advances made on behalf of such entities. Repayment of advances is generally subject to revenue being generated by the entities, and such reimbursable amounts are included within the Company's investments in and advances to oil and gas ventures, unless the venture has demonstrated the ability to repay the advances within twelve months in which case such amounts are recorded as accounts receivable-affiliated entities. The amounts recorded at November 30, 1996 and August 31, 1996 as investments in and advances to oil and gas ventures are as follows:

INVESTMENTS IN AND ADVANCES TO               NOVEMBER 30,           AUGUST 31,
OIL AND GAS VENTURES                             1996                 1996
-----------------------------------------------------------------------------
Ukraine - Lelyaky Field, Pryluki Region
   through an effective 40.5% ownership
   of Kashtan Petroleum Ltd.                   $2,482,278          $2,163,564
Adygea, Russian Federation - Maykop
 Field through 37% ownership in Intergas JSC    3,025,083           2,780,263
Albania - Gorisht-Kocul Field
   through 50% ownership of joint
   venture                                        666,058             517,885
Canada - Inverness Unit
   through 50% ownership in Focan Ltd.                ---                 ---
Ukraine - Stynawske Field, Boryslaw
   through 45% ownership of Boryslaw
   Petroleum Ltd.                               1,469,281           1,321,241
                                               ----------          ----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES                           $7,642,700          $6,782,953
                                               ----------          ----------

       The Company's interests in Kashtan Petroleum Ltd., Intergas JSC, Focan Ltd. and Boryslaw Petroleum Ltd. are accounted for using the equity method of accounting. The financing arrangements in the entity that will operate the Gorisht-Kocul field have not been sufficiently defined to determine whether that entity will be accounted for using the equity method of accounting or proportionately consolidated.

          The investment shown for the Lelyaky Field, the Maykop Field and the Stynawske Field include $684,375, $1,668,750 and $176,250, respectively, representing the market value of shares issued in connection with the acquisition of interests in Kashtan Petroleum Ltd., Intergas JSC and Boryslaw Petroleum Ltd.

     None of the Company's oil and gas interests outside of the United States and Canada are being amortized, pending evaluation of initial drilling results. The Company believes the properties of those ventures will be substantially evaluated during calendar 1997. There were no material operations or assets of unconsolidated entities (other than unevaluated properties) at November 30, 1996. Accordingly, no separate financial information has been presented.

     The development of the oil and gas properties owned through investments in oil and gas ventures involves a multi-year effort. The Company's working capital at November 30, 1996, amounting to $13,681,629, was substantially augmented by the proceeds from the exercise of stock purchase warrants during December 1996. See Note 10 of Notes to Unaudited Consolidated Condensed Financial Statements. While the Company believes that it has the resources to fund all planned development of these properties through the end of calendar 1997, continued development beyond calendar 1997 assumes the availability of substantial additional funds from external sources. Less than projected funding from external sources will result in a slower phasing of the development of some of the properties, reducing the early investment requirements but delaying the anticipated production build up. The Company has principal responsibility for arranging such financing. The Company's management believes that it will be able to access external sources of funds through debt financing by the Company or the joint ventures or other entities that are developing the properties, equity financing by the Company or otherwise, so that delays will not be experienced as a result of a shortage of financial resources. There can be no assurance, however, that the Company will be able to arrange such financing or that such financing as is available will be on terms that are attractive or acceptable to the Company or such entities or are deemed to be in the best interests of the Company and its shareholders. Ultimate realization of the cost of the Company's oil and gas properties and investments in and advances to oil and gas ventures is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities and the ability to market oil and gas produced at or near world prices. The Company has plans for each of the ventures listed above to achieve levels of production and profits sufficient to recover its costs. However, if one or more of the above factors, or other factors, are different than anticipated, the Company may not recover its costs. The Company will be entitled to distributions from the various ventures in accordance with the terms of the respective venture arrangements.

       The Company's development efforts through its investments in oil and gas ventures must be successful in order for these ventures to produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. In addition, the ability of the Company to pursue its long-term growth strategy successfully and continue as a going concern depends upon generating funds from external sources. The consolidated financial statements of the Company do not give effect to any adjustments that would be necessary if such ventures are unable to achieve profitable operations or if financing cannot be arranged for continued development of such ventures.

(6)  Convertible Subordinated Debentures
     -----------------------------------

     During the quarter ended November 30, 1996, the holders of the $300,000 principal amount of the Company's 8% Convertible Subordinated Debentures due December 31, 1997 that remained outstanding at August 31, 1996 converted those Debentures into 59,125 shares of Common Stock.

(7)  Stockholders' Equity
     --------------------

     During the quarter ended November 30, 1996, the Company issued 1,139,800 shares of Common Stock upon the exercise of all outstanding stock purchase warrants entitling the holders thereof to purchase shares of Common Stock at the exercise price of $5.10 per share and received approximately $5,813,000 of gross proceeds in connection therewith. In addition, the Company issued an aggregate of 276,064 shares of Common Stock upon exercise of other outstanding warrants and options and in connection therewith received approximately $418,000 of gross proceeds. During that quarter, the Company also issued

     59,125 shares of Common Stock upon conversion of $300,000 principal amount of 8% Convertible Subordinated Debentures. See Note 6 of Notes to Unaudited Consolidated Condensed Financial Statements.

(8)  Net Loss Per Common Share
     -------------------------

     Net loss per common share for the periods presented is based on the weighted average number of common shares outstanding.

(9)  Commitments and Contingencies
     -----------------------------

     The Company has obligations, absolute and contingent, and may incur additional obligations, absolute and contingent, with respect to acquiring and developing its oil and gas properties and ventures. At November 30, 1996, the Company had unconditional obligations regarding the acquisition and development of its oil and gas properties and ventures amounting to $5,500,000, of which $4,000,000 is being satisfied through the collaterization of a letter of credit guaranteeing a Kashtan line of credit (see Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements), as well as the unconditional obligation to issue 425,000 shares of its Common Stock. In addition, the Company had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to $1,300,000, as well as the contingent obligation to issue an aggregate of 1,825,000 shares of its Common Stock. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards.

     As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

(10) Subsequent Events
     -----------------

     In December 1996, the Company entered into an agreement in principle to purchase a 60% interest in a heavy oil property in the Sylvan Lake Area in Alberta, Canada, from Amoil Petroleums, Inc. Completion of the proposed acquisition is subject to negotiation and execution of definitive acquisition and operating agreements and is expected to occur during the first quarter of calendar year 1997. Pursuant to the agreement in principle, the Company would pay approximately $980,000 for its interest in the property, as well as drill one pilot well in which the Company's electrically enhanced oil recovery equipment would be installed.

     On November 29, 1996, the Company called for redemption a series of Stock Purchase Warrants entitling the holders thereof to purchase shares of Common Stock at an exercise price of $6.00 per share and in connection therewith fixed December 31, 1996 as the redemption date. During December 1996, holders exercised 3,080,000 of the 3,244,000 warrants previously outstanding, and as a result the Company received gross proceeds of $18,480,000. After the redemption date, the 164,000 warrants in this series that were not exercised represent the right to receive the redemption price of $0.01 per warrant, or an aggregate of $1,640. During December 1996, warrants to purchase 236,890 shares of Common Stock at an exercise price of $1.50 per share were also exercised. At December 31, 1996, no warrants to purchase Company stock were outstanding.

     In December 1996, Kashtan repaid approximately $800,000 to the Company, including $265,000 recorded as accounts receivable - affiliated entities at November 30, 1996 as well as approximately $535,000 that had been previously recorded as advances to Kashtan.

     On December 31, 1996, the Compensation Committee of the Company's Board of Directors granted stock options under the 1995 Long-Term Incentive Plan to officers, other employees and a consultant to purchase 826,500 shares of Common Stock. The Options have exercise prices no less than $7.25 per share, the closing price for the Company's Common Stock on December 30, 1996, and vest over periods of up to three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition
          ----------------------------------------------------------------

          During the quarter ended November 30, 1996, the Company received approximately $5,813,000 of gross proceeds in connection with the exercise of 1,139,800 stock purchase warrants entitling the holders thereof to purchase shares of Common Stock at the exercise price of $5.10 per share. This infusion of cash was more than offset during the quarter by (i) the deposit of $5,400,000 of cash in restricted accounts collateralizing letter of credit facilities being provided by banks, (ii) purchases of property and equipment of approximately $1,400,000, (iii) investments in and advances to oil and gas ventures of approximately $1,400,000, and (iv) net cash used in operations of approximately $1,100,000 reflecting primarily cash items associated with general and administrative expense and direct project costs. Principally as a result, cash and cash equivalents decreased from approximately $17,300,000 at August 31, 1996 to approximately $13,700,000 at November 30, 1996.

          Accounts receivables - affiliated entities increased approximately $300,000 during the quarter ended November 30, 1996 principally as a result of the Company paying project related expenses on behalf of Kashtan Petroleum, Ltd. ("Kashtan"), the entity operating the Lelyaky Field, Ukraine, in which the Company has an effective 40.5% ownership. During the quarter ended November 30, 1996, Kashtan arranged a $4,000,000 credit facility, guaranteed by a bank letter of credit which in turn is collateralized by Company funds, to be used to fund Kashtan's operations. In December 1996, Kashtan repaid approximately $800,000 to the Company, including $265,000 recorded as accounts receivable - affiliated entities at November 30, 1996 as well as approximately $535,000 that had been previously recorded as advances to Kashtan.

          The Company's working capital decrease during the three month period ended November 30, 1996 from approximately $16,900,000 at August 31, 1996 to approximately $13,700,000 at November 30, 1996 reflects primarily the decrease in cash and cash equivalents.

          During the three months ended November 30, 1996, the Company placed $5,400,000 of cash in restricted deposit accounts with banks providing letters of credit at the request of the Company. Of such amount, $4,400,000 collateralized a letter of credit that guarantees a $4,000,000 credit facility granted by a bank in Ukraine to Kashtan.

          Property and equipment, net, increased by approximately $1,400,000 during the quarter ended November 30, 1996, principally as a result of additions to the drilling rigs and related equipment which were shipped at the end of December 1996 and are in transit to the Republic of Adygea, Russian Federation, for transfer to Intergas JSC, an unconsolidated subsidiary developing the Maykop field in which the Company holds a 37% interest. Upon transfer to Intergas JSC, the rigs and equipment will be reclassified as investments in and advances to oil and gas ventures. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed under "Forward Looking Statements.") The substantial expenditures that the Company has been making with respect to these rigs and equipment are not expected to continue beyond December 1996. (FLS)

          Investments in and advances to oil and gas ventures were approximately $1,400,000 during the quarter ended November 30, 1996 as the Company continued to fund projects in Eastern Europe, including the Russian Federation. Increases were recorded during the quarter in the Company's investment in and advances to the ventures developing the Lelyaky field, Ukraine, the Maykop field, Republic of Adygea, and the Gorisht-Kocul field, Albania, in which the Company has a 50% interest, and seeking to develop the Stynawske field, Western region, Ukraine in which the Company has a 45% interest. These investments and advances were partially offset by losses during the quarter from investments in unconsolidated subsidiaries of approximately $536,000.

          Other assets increased approximately $470,000 during the three months ended November 30, 1996, primarily reflecting deposits made in connection with an order for tubing for use in oil and gas ventures and the proposed acquisition of a 60% interest in a heavy oil property in the Sylvan Lake Area in Alberta, Canada. Completion of the proposed acquisition is subject to negotiation and execution of definitive acquisition and operating agreements and is expected to occur during the first quarter of calendar 1997. (FLS) Pursuant to the agreement in principle, the Company would pay approximately $980,000 for its interest in the property, as well as drill one pilot well in which Fountain's electrically enhanced oil recovery equipment would be installed. (FLS)

          The Company has outstanding obligations with respect to the acquisition and development of other oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. Some of these obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. At August 31, 1996, the Company had unconditional obligations regarding the development of oil and gas properties and ventures amounting to $5,000,000, as well as the unconditional obligation to issue 250,000 shares of Common Stock. At that date, additional commitments conditioned on formalization of project relationships, project performance and other matters involved $1,800,000 and 2,000,000 shares of Common Stock. During the quarter ending November 30, 1996, conditions to the payment of an additional $500,000 and the issuance of an additional 175,000 shares were satisfied, making those obligations unconditional. Of the $5,500,000 of unconditional obligations regarding the development of oil and gas properties and ventures at November 30, 1996, $4,000,000 is being satisfied through the collaterization of a letter of credit guaranteeing a Kashtan line of credit (see
Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements). As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred. (FLS)

          Developing the oil and gas properties and ventures in which the Company has or expects to acquire an interest is expected, based on preliminary development plans, to require a cash outlay from the Company in the range of $28,000,000 to $36,000,000 during the thirteen-month period ending December 31, 1997, which amount does not include either anticipated cash outlays for general and administrative expenses and new oil and gas properties and ventures or anticipated cash flows from production. (FLS) The Company expects to revise the preliminary development plan for each oil and gas project based upon the results of the initial phase of development for such project. (FLS) No assurance can be given that the anticipated cash flows from production will be available or that the required cash outlay will not be greater. The

Company has some flexibility in postponing or reducing the cash outlay by revising project programs or delaying specific activities. (FLS)

          The development of the oil and gas properties owned through investments in oil and gas ventures involves a multi-year effort. (FLS) The Company's working capital at November 30, 1996, amounting to $13,681,629, was substantially augmented by approximately $18,800,000 of proceeds from the exercise of stock purchase warrants during December 1996. See Note 10 of Notes to Unaudited Consolidated Condensed Financial Statements. While the Company believes that it has the resources to fund all planned development of these properties through the end of calendar 1997, continued development beyond calendar 1997 assumes the availability of substantial additional funds from external sources. (FLS) The Company anticipates financing the net development costs of such properties and ventures in subsequent periods with funds made available through a combination of its present cash position, debt financing either by the Company or the entities through which such ventures are organized, and equity financing by the Company. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. (FLS) To the extent loans are taken in the entities through which the oil and gas ventures are organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency.
(FLS) There can be no assurance that the Company or such ventures will be able to arrange the financing necessary to develop the projects being undertaken by the Company and such ventures or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such ventures or that are deemed to be in the best interests of the Company's stockholders or the participants, including the Company, in such ventures. (FLS) In order to produce oil and gas in sufficient quantities and to market such oil and gas at sufficient prices to provide positive cash flow to the Company, oil and gas projects in which the Company has interests, including those conducted through unconsolidated entities, must be successfully developed. (FLS) The consolidated condensed financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures or if such ventures are unable to achieve profitable operations. (FLS) The Company's consolidated condensed financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

          As of August 31, 1996, the Company had net investments totaling $7,177,387 in oil and gas properties and ventures, including unconsolidated entities. Of this amount, $6,782,953 relates to the projects in Eastern Europe. During the quarter ended November 30, 1996, the Company recognized a charge to earnings for its share of equity loss in the various oil and gas ventures accounted for under the equity method of accounting of approximately $540,000 and made cash expenditures associated with these ventures of approximately $1,400,000. As of November 30, 1996, the Company had net investments in and advances to oil and gas properties and ventures of $8,008,684, of which $7,642,700 related to projects in Eastern Europe. Realization of these investments is dependent upon obtaining additional capital and ultimately on the development, production and sale of adequate quantities of oil and gas. (FLS)

          As the oil and gas ventures in which the Company has interests approach and initiate active operations, it is anticipated that the rate at which the Company makes investments in and advances to such ventures will increase. (FLS) Equipment for the recompletion of twelve existing wells in the Lelyaky field in Ukraine is being mobilized by the drilling contractor and will be transported to the Lelyaky field upon receipt of necessary approvals from Ukrainian customs officials. (FLS) The Company now anticipates that drilling activities in the Lelyaky field will commence during the first quarter of calendar 1997. (FLS) The Company has shipped two drilling rigs and related equipment, which are in transit, to the Republic of Adygea, Russian Federation, for transfer to Intergas JSC for use in the Maykop field. Drilling operations in the Maykop field are anticipated to commence during the second quarter of calendar 1997. (FLS) Negotiations are in progress with a drilling contractor regarding the Gorisht-Kocul field in Albania, and the Company expects drilling to commence there during the first quarter of calendar 1997. (FLS) Boryslaw Petroleum Ltd., a Ukrainian joint venture company in which the Company has a 45% interest, is negotiating the production license for the Stynawske field in Ukraine, and it is presently anticipated by the Company that a license will be granted during the second quarter of calendar 1997. (FLS)

          At November 30, 1996, the Company had outstanding warrants to purchase 3,244,000 shares of Common Stock at $6.00 per share and warrants to purchase 236,890 shares of Common Stock at $1.50 per share. All of these warrants, other than 164,000 warrants exercisable at $6.00 per share, were exercised during December 1996, and as a result of a call for redemption the 164,000 warrants that were not exercised were transformed on December 31, 1996 into the right to receive a redemption price of $0.01 per warrant, or an aggregate of $1,640. During December 1996, the Company received gross proceeds of approximately $18,800,000 from warrant exercises. At December 31, 1996, no warrants to purchase Company stock were outstanding.

          Results of Operations
          ---------------------

          The Company recorded operating revenue of approximately $18,000 during the quarter ended November 30, 1996, as compared with operating revenue of approximately $6,300 for the same period last year. The revenue in both quarters is attributable primarily to a modest amount of oil and gas production.

          Direct project cost for the three month period ended November 30, 1996 amounted to approximately $232,000. These costs are expected to increase during the development and initial phases of the various oil and gas ventures. (FLS) As these ventures mature, a substantial portion of direct project costs will be borne by the entities developing the respective projects. (FLS) During the comparable 1995 quarter, the Company did not incur direct project costs because it was then in the process of acquiring interests in oil and gas ventures.

          General and administrative expense decreased from approximately $1,100,000 for the quarter ended November 30, 1995 to approximately $860,000 for the quarter ended November 30, 1996. This decrease is largely attributable to the allocation to the various oil and gas ventures of personnel, travel and associated overhead expenses attributable to the oil and gas projects being undertaken by such ventures. In the quarter ended November 30, 1995, such expenses were included within the Company's general and administrative expenses. Although the Company is continuing to increase its staff, the Company will continue to allocate appropriate costs to the various oil and gas ventures and accordingly does not expect its general and administrative expenses to increase in parallel with personnel growth. (FLS)

          Loss from investments in unconsolidated subsidiaries of approximately $540,000 was recognized during the quarter ended November 30, 1996. This amount represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations was largely a result of general and administrative expenses incurred by such entities in preparing for the commencement of operations. As these ventures are still in the initial development stage, no operating revenues have been received. As the ventures complete the initial development phase and place production on line, the Company expects the ventures to recognize revenues that will eventually offset the cost of operations. (FLS) During the three month period ended November 30, 1995 no equity loss from unconsolidated subsidiaries was recognized.

          During the quarter ended November 30, 1996, the Company received net interest income of approximately $291,000, compared to net interest income of approximately $48,000 during the comparable period last year. The increase in net interest income for the current period relates primarily to the higher average cash balances reflecting the Company's financing activities.

          Other Items
          -----------

          The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. (FLS) Such losses would be the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company does not speculate in foreign currencies or presently maintain significant foreign currency cash balances. The Company expects that operations conducted through certain oil and gas ventures in which the Company has interests, including unconsolidated entities, will be based principally on the local currencies in the countries in which operations are conducted, including Albania, the Russian Federation and Ukraine. (FLS) The Company may receive dividends or distribution in such currencies, and there is no assurance that the Company will be able to convert such currencies into U.S. dollars or that exchange losses related to these operations will not occur. (FLS)

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. The Company will continue to measure stock-based compensation using the intrinsic-value method and will disclose on a pro forma basis net income (loss) and net income (loss) per share using the fair-value method.

          Forward Looking Statements
          --------------------------

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

                          PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 2. CHANGES IN SECURITIES

          (c) On October 29, 1996, the registered holder of stock purchase warrants (the "Warrants") issued in July 1994, having an original expiration date of June 30, 1997, and entitling the holder thereof to purchase 14,286 shares of the Company's Common Stock at an exercise price of $1.75 per share, exercised the Warrants, and in connection therewith the Company issued and sold an aggregate of 14,286 shares of its Common Stock, par value $0.10 per share (the "Warrant Shares").

               The Warrant Shares were sold to the registered holder of the Warrants. No underwriters were involved in the transaction. Each of the Warrant Shares was sold for One Dollar and Seventy-Five Cents ($1.75) in cash consideration, and the Company received aggregate proceeds of $25,000.50 in connection with the exercise of the Warrants.

               The offer and sale of the Warrant Shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The purchaser of the Warrant Shares represented to the Registrant, among other things, that he was acquiring the Warrant Shares for his own account; that he was acquiring the Warrant Shares for investment and not with a view towards the distribution thereof; and that he would not sell the Warrant Shares without registration under the Act or an applicable exemption from such registration requirement. The certificate representing the Warrant Shares has a restrictive legend endorsed thereon reflecting the restrictions on transferability arising out of the foregoing matters, and the Company has issued "stop transfer" instructions to its transfer agent with respect to the Warrant Shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27   Financial Data Schedule (EDGAR filing only)

          (b)  Reports on Form 8-K

               The Company filed a Form 8-K (Item 8. Change in Fiscal Year) on September 17, 1996 reporting a change in fiscal year to December 31.

               The Company filed a Form 8-K (Item 5. Other Events) on October 2, 1996 reporting the issuance of an aggregate of 1,139,800 shares of its Common Stock upon the exercise of Stock Purchase Warrants entitling the Holders thereof to purchase shares of the Company's Common Stock at an exercise price of $5.10 per share.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FOUNTAIN OIL INCORPORATED



Date: January 14, 1997              By: /s/ Arnfin Haavik
                                        -----------------
                                         Arnfin Haavik
                                         Executive Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

                                                                FILED WITH
EXHIBIT                                                             THIS
NUMBER                            EXHIBIT                           REPORT
---------                         -------                        -----------

    27           Financial Data Schedule (EDGAR filing only)           X