Form 10-K405
period 1996-12-31
FOUNTAIN OIL INC
filed 1997-03-31
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED _____________________________

                                      OR

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 1996 to December 31, 1996

                         Commission File Number 0-9147

                           FOUNTAIN OIL INCORPORATED
            (Exact name of registrant as specified in its charter)

           DELAWARE                                      91-0881481
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                       1400 BROADFIELD BLVD., SUITE 100
                             HOUSTON, TEXAS  77084
                   (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (281) 492-6992


             SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        YES  X    NO ___
            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
        [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997, was $111,670,690.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 22,411,489 shares outstanding as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement in connection with the 1997 Annual Meeting of Stockholders are incorporated into Part III of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      Fountain Oil Incorporated ("Fountain" and, together with its predecessors and their consolidated subsidiaries, the "Company") is a Delaware corporation formed in 1994. Its predecessor was incorporated in Oklahoma in 1980 and operated as an exploration and production company until 1988, when it shifted its focus to the application of a patented and proprietary method for heating of heavy and paraffinic oils with an electric current (the "EEOR Process"). The EEOR Process represented the basis for the Company's principal business through December 1994.

      In August 1994, a new management group with experience in the international oil and gas industry became involved with the Company, and beginning in 1995 the Company shifted its principal activities into the acquisition and development of interests in a portfolio of oil and gas properties with a production history, including engaging in such activities through joint venture, stock ownership, production sharing, working interest, and other arrangements. The Company has changed its strategy with respect to the EEOR Process from selling equipment and services to third parties to using that proprietary technology to obtain interests in and, assuming successful commercialization, to exploit underdeveloped heavy and paraffinic oil fields.

      The Company has elected to change its fiscal year from August 31 to December 31, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. As a result, the Company is filing this transition report on Form 10-K for the four month transition period from September 1, 1996 to December 31, 1996.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS; FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

      See Note 16 of the Notes to Consolidated Financial Statements for information regarding revenues, operating losses, and identifiable assets attributable to the Company's industry segments and geographic areas for the four month period ended December 31, 1996, the years ended August 31, 1996 and 1995, and the ten month period ended August 31, 1994.

NARRATIVE DESCRIPTION OF BUSINESS

      PRINCIPAL PRODUCTS AND SERVICES

      The Company's principal activities involve the acquisition of interests in and development of oil and gas fields. The Company's primary focus is the acquisition of ownership interests in existing oil and gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes, including if successfully commercialized the Company's proprietary EEOR Process. The Company looks for, among other characteristics in addition to petroleum production potential, convenient access to oil and gas transportation and marketing systems and the existence of an infrastructure for oil and gas production. Fields meeting the Company's requirements have been found in countries that in the past have lacked the technical expertise or economic resources to exploit such fields effectively. Oil and gas ventures in such countries are typically structured through joint ownership arrangements with the state oil company or other local interests. The Company is now involved at various stages in four projects in Eastern Europe, including the Russian Federation - one in the Republic of Adygea, Russian Federation, two in Ukraine and one in Albania. Of these four projects, licenses have been granted in three. In addition, the Company has interests in several small oil and gas properties or ventures in Canada and the United States, some of which have produced and are producing modest amounts of light crude oil, heavy crude oil and natural gas. The Company anticipates that its principal products from its existing ventures and properties will be light crude oil, natural gas, natural gas condensate and heavy crude oil.

      The Company typically acquires its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While it normally seeks to be the operator of substantial oil and gas projects in which it has an interest, the Company has acquired and expects to continue to acquire interests representing 50% or less of the equity in various oil and gas projects. Accordingly, based on the characteristics of particular ventures, certain of the activities in which the Company has an interest may be conducted through unconsolidated entities. The Company's interest in the assets and liabilities of unconsolidated entities is reflected on the Company's consolidated balance sheet on a net basis as investment in oil and gas ventures; the Company's share of revenue, other income and expenses of unconsolidated entities is reported in the Company's consolidated statement of operations as income or loss from equity investment in oil and gas ventures; and the Company's interest in the cash flow of unconsolidated entities is reported in the Company's consolidated statement of cash flows as distributions from or investment in oil and gas ventures. Interests acquired in certain joint ventures, partnerships and production sharing, working interest and other arrangements are proportionately consolidated. The Company will report the same stockholders' equity and net income or loss whether it accounts for various oil and gas ventures using the equity method or on a consolidated basis.

      In addition to fields requiring rehabilitation, the Company seeks oil and gas properties which it believes it and possible partners can operate more effectively than some other operators. This perceived advantage could arise out of relatively lower overhead or through the application of modern production techniques, including enhanced oil recovery techniques such as, if successfully commercialized, the Company's proprietary EEOR Process.

      VENTURES IN EASTERN EUROPE

      Lelyaky Field, Pryluki Region, Ukraine

      Project Structure

      Fountain holds a 90% interest in UK-RAN Oil Corporation, a Canadian corporation, which in turn owns 45% of the equity of Kashtan Petroleum, Ltd. ("Kashtan"), a Ukrainian joint venture formed to work over and develop the Lelyaky oil field in the Pryluki region of central Ukraine. This provides the Company with an effective 40.5% ownership interest. Ukranafta, the Ukrainian state oil company ("Ukranafta"), owns the other 55% of Kashtan.

      In May 1996, Kashtan received a license granting it the exclusive right for twenty years to develop and produce oil and gas from a 67 square kilometer ("km2") portion of the Lelyaky field and the exclusive right for five years to engage in exploration activities in 327 km2 surrounding the production area. Kashtan would have rights to commercialize any discoveries arising out of its exploration activities in that area. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed in Part II, Item 6 under "Forward Looking Statements.") Ukranafta retains rights to net "base production," representing a projection of what the Lelyaky field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2008. (FLS) Kashtan will be entitled to all incremental production above that declining base. (FLS) After all production costs, taxes and other expenses of Kashtan are covered, the owners of Kashtan will share its profit, if any, in proportion to their ownership interests. (FLS) The Company is responsible for arranging financing for the Lelyaky field project which may entail direct financing, cash collateral or other credit supports. (FLS) Kashtan and the Company have negotiated an arrangement under which the Company would have responsibility for providing commercial, technical and management services with respect to the Lelyaky field project. (FLS)

      In October 1996, the Company through a $4,400,000 cash deposit effectively guaranteed a $4,000,000 credit facility for Kashtan, of which Kashtan had drawn down $1,400,000 as of December 31, 1996. The Company is seeking to increase the guarantee to $10,000,000 and may find it necessary or advisable to provide additional credit support for Kashtan in the future. At December 31, 1996, August 31, 1996, and August 31, 1995 the Company had capitalized acquisition costs relating to the Lelyaky project aggregating approximately $2,400,000, $2,200,000, and $44,500 respectively.

      Development Plan

      The Lelyaky field was discovered in 1964, and production commenced there in 1966. It is a large light oil field that has a production drive mechanism from an underlying aquifer. A reported 386 million barrels of oil ("MMBL") have been produced from the Lelyaky field. Current production is approximately 670 barrels of oil per day ("BOPD") from the 35 wells still producing out of a total of 173 wells drilled. The Company believes, based on available data from well logs and the production history, that the recovery from many of the wells has been inferior due to insufficient cementing and inadequate perforation, leading to severe water production problems.

      The development plan contemplates an initial phase expected to last approximately ten months and to consist primarily of the recompletion of 12 existing wells, using Western completion techniques. (FLS) The initial phase is designed to generate data for the study of wells and formations, as well as to permit early cash flow. (FLS) Recompletion work commenced in March 1997 and is expected to be completed during 1997. (FLS) The Company estimates that the initial phase will require capital and operating expenditures of approximately $13,000,000 in 1997 of which a portion is anticipated to be provided from production and sale of Lelyaky field oil. (FLS)

      Based on data developed during the initial program, Kashtan will adopt a full field development plan. (FLS) On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail the drilling of approximately 30 new wells, employing Western equipment and completion techniques. (FLS)

      Marketing Arrangement

      Kashtan is required initially to offer to sell the oil it produces in the Ukraine to an authorized state agency at Ukrainian market prices. (FLS) If such a sale does not occur, Kashtan can sell the oil in the Ukrainian market or can have its crude oil refined in the Ukraine and then sell refined products in that country. (FLS) Over the past few years, Ukrainian crude oil prices have been approaching world market prices, and if this trend continues, the company expects that the prices obtained through such sales in the Ukraine will not be significantly below world market prices. (FLS) Natural gas is to be sold at prices established by the Government of the Ukraine or, if gas pricing becomes market driven, at prevailing market prices. (FLS) If the oil or gas cannot be sold in the Ukraine, Kashtan may export it. (FLS) Distribution of the crude oil produced from the Lelyaky field is expected to be effected through existing distribution systems which the Company believes are currently adequate.

      Gorisht-Kocul Field, Albania

      Project Structure

      Fountain and Sh.A. Albpetrol, the Albanian state oil company ("Albpetrol"), have formed a joint venture (the "ALBJV"), in which each has a 50% interest, to rehabilitate and develop the Gorisht-Kocul oil field in Albania, which is located approximately 35 kilometers east of the Adriatic port of Vlora.

      The ALBJV holds a twenty-five year production license covering approximately 16.5 km2 constituting the Gorisht-Kocul oil field. Albpetrol retains rights to base production, representing a projection of the net value of what the Gorisht-Kocul field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2011. (FLS) ALBJV will be entitled to all incremental production above that declining base. (FLS)

      The Company has been named operator of the Gorisht-Kocul field and has responsibility for implementing the development plan and arranging financing for the project, which may cause the Company to finance ALBJV directly or to guarantee, collateralize or provide other forms of credit support for ALBJV borrowings. (FLS) The Company may utilize up to 80% of the incremental production to pay for project operating costs and capital expenditures and to repay borrowings. (FLS) Any shortfall in recovery of such costs may be carried forward and recovered from the 80% of incremental production available for such costs in any subsequent period. (FLS) Albpetrol is entitled to take the base production and Albpetrol and the Company may each take its 50% share of net incremental production after operating costs either in kind or, following sale by ALBJV, in cash based on world market prices. (FLS)

      At December 31, 1996, August 31, 1996, and August 31, 1995, the Company had capitalized acquisition costs relating to ALBJV aggregating approximately $1,327,000, $518,000, and $197,000, respectively.

      Development Plan

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

      The development plan contemplates an initial phase that will include the drilling of two new wells. (FLS) These wells will initially be drilled vertically for collection of reservoir data, and logging services, such as formation micro scanning, are expected to be utilized to investigate the fracture systems direction, fracture densities and conductivities. (FLS) After the data collection program has been concluded, the wells will be plugged and redrilled as horizontal wells, which will be logged and completed for an extensive production testing program. (FLS)

      Based on data developed during the initial phase, ALBJV will adopt a full field development plan. (FLS) On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail up to 80 horizontal sections in old and new wells, probably utilizing multilaterals with several horizontal sections emanating from one common wellbore. (FLS) If the Company proceeds through ALBJV with the development of the Gorisht-Kocul field beyond the initial phase, the Company will be required to provide Albpetrol with equipment having a value of $500,000. (FLS)

      In March 1997, the Company declared the political unrest in Albania to be a force majeure and ALBJV suspended activities related to the development of the Gorisht-Kocul field as a result thereof. The suspension is expected to remain in effect until conditions in Albania permit the safe and efficient transportation of equipment and personnel to the Gorisht-Kocul field and safe operating conditions prevail. (FLS) At the time of suspension, neither the Company nor ALBJV had any drilling equipment or expatriate personnel in Albania. The Company estimates that the initial phase will require capital and operating expenditures of approximately $7,000,000. (FLS) Due to the suspension of activities, the timing of these expenditures is uncertain.

      Marketing Arrangements

      The incremental production from the Gorisht-Kocul field attributable to the reimbursement of operating costs or the Company's 50% share of net incremental production may be (i) exported and sold on the open market, (ii) sold to Albpetrol at prices equal to world market prices less 6% or (iii) refined by Albpetrol on a "most favored customer" basis and then sold in the open market. (FLS) The export option would require the rehabilitation by Albpetrol of the pipeline from Gorisht-Kocul to Vlora, and pending such rehabilitation, Albpetrol has agreed to purchase all production from the Gorisht-Kocul field. (FLS) Distribution of the crude oil produced from the

Gorisht-Kocul field is expected to be effected through existing distribution systems which the Company believes are currently adequate.

      Maykop Field, Republic of Adygea, Russian Federation

      Project Structure

      The Company owns 37% of the issued and outstanding stock of Intergas JSC, a Russian joint stock company ("Intergas"). Other shareholders of Intergas include the Republic of Adygea (Russian Federation) and Mostransgas Gas Transmission and Supply Enterprise JSC ("Mostransgas"), an affiliate of Gasprom which is the largest gas distribution group in Russia.

      In 1994, Intergas was granted an exclusive twenty-five year exploration and production license covering specified zones in the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation, located approximately 185 kilometers from the Black Sea.

      Intergas has designated the Company to be operator of the Maykop field, with responsibility for implementing the development plan and arranging financing for the project. (FLS) In December 1996, the Company shipped two drilling rigs and related equipment, which had been recorded on the books as of December 31, 1996 at approximately $6,957,000 and which are intended to be transferred to Intergas. When it was learned that certain corporate formalities had not been completed by Intergas, the Company diverted the shipment to Cyprus where it remains in bonded storage pending completion of discussions with the management and other shareholders of Intergas regarding such corporate formalities and operating arrangements. (FLS) No assurances can be given that the discussions or other actions will result in the resolution of these matters and the delivery of the rigs and related equipment to Intergas.

      Delivery of the rigs and related equipment to Intergas in Adygea would complete the Company's required charter capital contribution to Intergas, and the value in excess of the remaining required charter capital contribution would be treated as a loan by the Company to Intergas. (FLS) At December 31, 1996, August 31, 1996, and August 31, 1995, the Company had capitalized acquisition costs and advances relating to the Maykop project aggregating approximately $4,400,000, $2,780,000 and $175,000 respectively, exclusive of the drilling rigs and related equipment.

      Development Plan

      The Maykop field was discovered in 1958 and commercial production commenced in 1966. The field has reportedly produced over two trillion cubic feet of natural gas to date. In 1995, daily production was reported to have been approximately two million cubic feet of gas per day.

      The development plan contemplates an initial phase with an expected duration of approximately nine months. This phase will commence, following the arrival in Adygea of the rigs and related equipment being shipped by the Company, with the drilling of two new wells to assess the flow of primary gas production. (FLS) Sites have been selected and prepared for the drilling of the two wells. In order to increase production, certain existing but non-producing wells may be concurrently recompleted and stimulated. (FLS) A delineation well to assess a possible extension of the field is planned after the first two wells are drilled. (FLS)

      Based on data developed during the initial phase, Intergas will adopt a full development plan for the Maykop field. On the basis of present expectations and assuming positive results from the initial phase, the development plan could entail the drilling of a substantial number of new production wells which would gradually replace existing producing wells. (FLS) The Company estimates that the initial phase will require capital and operating expenditures of approximately $5,000,000. (FLS) Due to the pending completion of discussions with the management and other shareholders of Intergas, the timing of these expenditures is uncertain.

      Marketing Arrangement

      Intergas and Mostransgas have entered into an arrangement under which Mostransgas would purchase all gas produced from the Maykop field for at least the initial ten years of Intergas production. (FLS) During the first three years of this arrangement, the price for the gas would be the then prevailing Ruble equivalent of $1.03 per thousand cubic feet, including VAT, at the wellhead. (FLS) In the event the official industrial wholesale price for natural gas (expressed in U.S. dollar equivalents) is increased by government action above that prevailing in April 1996, the pricing may be adjusted to reflect a proportional increase. (FLS) After the initial three-year period, the price of the gas shall be renegotiated based on then prevailing gas prices in the Russian Federation. (FLS) The natural gas produced from the Maykop field is expected to be collected by Intergas and delivered to Mostransgas at the Maykop field. Intergas is seeking an arrangement for the sale of gas condensate from the Maykop field. It is contemplated that the arrangement will provide for the sale of condensate at prices related to an international market index. (FLS) No assurances can be given that arrangements for the sale of gas condensate will be made. Distribution of the gas condensate produced from the Maykop field is expected to be effected through existing distribution systems which the Company believes are currently adequate.

      Stynawske Field, Western Region, Ukraine (previously referred to as the Boryslaw Field)

      In November 1996, the Company entered into a joint venture arrangement with Ukranafta for the development of the 6,000 acre Stynawske field, in Western Ukraine near the city of Stryy. The Company will have a 45% interest in the joint venture, with Ukranafta having the remaining 55% interest. (FLS) With the formal registration of Boryslaw Oil Company, the joint venture company, in December 1996, obtaining the production license is the principal task that must be accomplished before development activities can commence. (FLS) The Company presently anticipates that the license could be received during the first half of calendar year 1997. (FLS) At December 31, 1996, August 31, 1996, and August 31, 1995, the Company had capitalized acquisition costs relating to the Stynawske project aggregating approximately $1,656,000, $1,321,000 and $942,000 respectively.

      The Stynawske field is a relatively tight sandstone reservoir containing light oil. The production from the field commenced in 1967 but was stopped after a few years of production due to environmental considerations. The field is located underneath the main water supply for Western Ukraine, and leakage from producing wells some twenty years ago threatened pollution of this aquifer.

      The preliminary field development plan for the rehabilitation of the Stynawske field is based on deviated drilling, in which the drilling sites for the wells would be located a safe distance from the water supply and the wells would enter the reservoir at an angle avoiding the aquifer. (FLS) Additional measures would be taken with the drilling mud and otherwise to protect the environmental integrity of the project. (FLS) Gas injection to maintain the reservoir pressure will be considered at a later stage. (FLS) The development plan and marketing arrangements for the Stynawske field have not yet been formulated and will depend upon data developed during an initial phase, which is expected to include the drilling of a new well. (FLS) Assuming a production license is issued by June, the Company anticipates spending approximately $11,000,000 in capital and operating expenditures on the project in 1997, a portion of which may be provided from production and sale of Stynawske field oil. (FLS)

      Risks Associated with Eastern European Ventures

      While all oil and gas development and production activities are subject to uncertainties inherent in the oil and gas industry, the projects in Eastern Europe described above in which the Company has an interest are, in addition, subject to certain specific risks, including the following. The forms of government and the economic institutions in the countries in which the projects are located have been established relatively recently and, accordingly, may be subject to a greater risk of change and the risk of greater change than may be the case with respect to governments and economies that have been in existence for longer periods of time. (FLS) The government is an important participant in the establishment of the arrangements defining each project, and there is a risk that a future government may seek to alter project arrangements. (FLS)
The infrastructures, labor pools, sources of supply, and legal and social institutions in these areas may not be equivalent to those normally found in connection with projects in North America. (FLS) More permits and approvals may be required for Eastern

European entities and projects than for North American entities and projects; the procedures for obtaining such permits and approvals may be more cumbersome; and officials may have more discretion in acting on application and requests. As noted above, the Company delayed the delivery of equipment to the Russian Federation and has suspended operations in Albania.

      Payment for any oil and gas sold in Albania, the Russian Federation and Ukraine is likely to be in local currencies. (FLS) While such currencies are now generally freely convertible into United States dollars, there is no assurance that such convertibility will continue throughout the period the Company is involved in projects in such countries. Even where convertibility is available, applicable exchange rates may not reflect a parity in purchasing power. (FLS) Fluctuations of exchange rates could result in a devaluation of foreign currencies being held by the entities operating such projects in excess of their obligations denominated in such currencies. (FLS) In addition, countries in which the Company's oil and gas ventures operate may impose various restrictions on the transfer of currency into or out of such countries, which could affect the ability of the Company to repatriate its investment or its share of distributable earnings, if any. (FLS)

      The Company expects that the Lelyaky, Gorisht-Kocul, Maykop and, if a license is granted, Stynawske projects will commence with an initial phase of the development plan for the applicable oil or gas field. (FLS) Among the purposes of the initial phase of the development plans are the generation of additional data regarding the geology and production characteristics of the respective fields, testing the premises of the tentative development plans for the fields, refining such development plans, and generally seeking confirmation of the commercial feasibility of the respective projects. (FLS) While the staged approach to project development is designed to mitigate investment risk and optimize hydrocarbon recovery, there can be no assurance that such approach will have that effect. (FLS) No assurance can be given that such projects will be determined to be commercially feasible, that the development of such projects will produce oil and gas in commercial quantities, or that any oil and gas produced will be sold for a profit.

      The Company generally has the obligation to arrange financing for the Eastern European oil and gas ventures in which it has an interest. (FLS) The Company anticipates financing the net development costs of such ventures with funds made available through a combination of its present cash position, equity financing by the Company, and debt financing either by the Company or the entities through which such ventures are organized. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. (FLS) To the extent that loans are taken in the entities through which the oil and gas ventures are organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements, including cash collateral, with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency. (FLS) There can be no assurance that the Company or such ventures will be able to arrange the financing necessary to develop the projects being undertaken by such ventures or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such ventures or that are deemed to be in the best interests of the Company's stockholders or the participants, including the Company, in such ventures. (FLS) In order to produce oil and gas in sufficient quantities and to market such oil and gas at sufficient prices to provide positive cash flow to the Company, venture development efforts must be successful. (FLS) The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures or if such ventures are unable to achieve profitable operations. (FLS) The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

      The Company has made advances to its various Eastern European oil and gas ventures for capital and operating expenditures. Such advances, which are classified as investments in and advances to oil and gas ventures are recoverable from future revenue of the ventures. The Company has generally negotiated agreements with its venture partners to provide for priority distributions to the Company to repay these advances. (FLS) No assurance can be given that such distributions will be adequate to recover such advances.

      At December 31, 1996, the Company had net capitalized costs relating to the acquisition of interests in oil and gas ventures in Eastern Europe aggregating approximately $8,400,000. A determination that one or more of the ventures is not commercially feasible would result in an impairment of the assets associated with such ventures, which could have a material adverse effect upon the Company's financial condition or results of operations. (FLS)

      No assurance can be given that any or all negotiations required in connection with the Company's oil and gas ventures will be satisfactorily concluded; that negotiated arrangements will be implemented; or that all governmental and quasi-governmental licenses, registrations and approvals required for the projects will be granted or, if granted, will not be revoked.
(FLS)

      PROPERTIES AND VENTURES IN NORTH AMERICA

      Rocksprings Field, Edwards County, West Texas

      As of December 31, 1996, the Company had a 37.5% working interest before payout and a 33.3% working interest after payout in 5,902 undeveloped gross acres under lease. Two wells have been drilled by the group in which the Company is a working interest participant. The first well is not producing, and the second of the two wells is producing insignificant amounts of gas from the Canyon Sand interval. An additional well drilled by a previous operator has not been recompleted and tested as originally intended. An additional 611 acres have been farmed-out to an operator that has indicated an intention to drill a new well on the farmed-out acreage. (FLS) The future plans for the Rocksprings Field will be determined on the basis of a review of production results and test evaluations from the new well expected to be completed during the second quarter of 1997. (FLS)

      Skiff Sawtooth Field, Alberta, Canada

      The Company has a 50% working interest in oil and gas leases covering approximately 320 undeveloped acres adjacent to a producing field. Recent drilling by the offset operator has shown that the producing formation thins in the general direction of the Company's leasehold. The Company has not yet been involved in any drilling in the Skiff Sawtooth Field.

      Inverness Unit, Alberta, Canada

      Effective September 1, 1995, Neutrino Resources, Inc., an Alberta corporation, acquired one-half of the shares of a Canadian subsidiary of the Company, Focan Ltd., in exchange for a 10% working interest in an Alberta producing waterflood unit. The Company participated in the drilling of three new horizontal re-entry wells in the unit and completion of one of those wells. The unit is currently producing an average of 428 barrels per day, in which the Company has an effective 5% interest. The Company treats Focan Ltd. as an unconsolidated subsidiary and accounts for it using the equity method of accounting.

      Sylvan Lake Area, Alberta, Canada

      In January 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake Area in Alberta, Canada, from Amoil Resources Inc., effective from December 20, 1996. The Company paid approximately $980,000 for its interest in the property, and also committed to drill one pilot well in which the Company's electrically enhanced oil recovery equipment would be installed. In January 1997, the Company's share of production from the field was approximately 1,150 barrels, coming from two wells, with a third well
temporarily shut in.   The Company estimates spending approximately $1,800,000
on capital and operating expenditures for the Sylvan Lake property in 1997, of which a portion is anticipated to be provided from production and sale of oil from this property. (FLS)

      COMPETITION

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

      TECHNOLOGY FOR ENHANCED PRODUCTION OF HEAVY OIL

      EEOR Process

      Heavy oil resources are often located in shallow reservoirs with low reservoir temperatures. Heavy oil is very viscous at moderate temperatures and normally needs to be heated in order to flow easily. The Company, together with Illinois Institute of Technology Research Institution ("IITRI"), has been developing since the mid-1980's a technology for thermal stimulation of oil wells by electric heating called electrically enhanced oil recovery ("EEOR"). The Company has exclusive rights to the technology through an agreement with IITRI, as well as through Company owned patents.

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

      Several pilot projects involving the EEOR Process have been implemented during the past 10 years. While pilot projects results have varied, the Company believes they suggest the validity of the EEOR technology and its ability in appropriate circumstances to increase the production rates by a factor of two or more. (FLS) Recent emphasis has been on improving equipment reliability, and a new generation of equipment is being developed. To date, the Company has not achieved commercial success with this technology. The Company is currently developing plans for the possible installation of the EEOR Process in horizontal wells and multi-well (full field) developments. (FLS) No assurance can be given that the Company will be successful in so extending the application of the EEOR Process.

      The potential advantages of the EEOR technology include improved production rates, energy efficiency, environmental acceptability, absence of practical depth limits, suitability for extremely cold climates, preventing or removing paraffin buildup, and counteracting or removing hydrate formation.
(FLS)

      Management believes that the EEOR technology could provide the Company with a competitive advantage in negotiating for heavy oil participations, particularly in Eastern Europe. (FLS) In North America, large heavy oil reserves are lying idle because present owners have not found economic ways to develop them, and this may represent opportunities for the Company to take over or farm-in to such fields on reasonable terms and to make production economic through the use of EEOR technology. (FLS) The Company has therefore determined to use its EEOR technology principally as a competitive advantage to acquire and, if successfully commercialized, to develop heavy oil reserves. (FLS) As a first step to implement this strategy, the Company has acquired a 60% share in a heavy oil property in the Sylvan Lake Area in Alberta, Canada, and intends to install the technology in a well in this field. (FLS).

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

      PRINCIPAL MARKETS

      The anticipated principal markets for oil and gas produced by the Company's Eastern European ventures are discussed, for each venture respectively, under "Principal Products and Services". The principal market for crude oil produced in North America is refiners located in proximity to the place of production, and the principal market for natural gas produced in North America is gas pipeline operators with pipeline facilities located in proximity to the place of production.

      METHODS OF DISTRIBUTION

      The anticipated methods of distribution for oil and gas produced by the Company's Eastern European ventures are discussed, for each venture respectively, under "Marketing Arrangements". In North America crude oil is generally distributed through pipeline facilities located in proximity to the
place of production or trucked.   Natural gas is normally delivered to the
pipeline operator through a transmission line from the place of production to a junction in the operator's pipeline, where volumes are metered.

      LICENSES, CONCESSIONS AND PATENTS

      All of the Eastern European ventures will be operating pursuant to a license or concession granted by governmental authorities. Each of the licenses imposes various requirements upon the licensee, and the failure to satisfy such requirements could result in the termination or cancellation of the license or concession. In addition, as sovereign agencies, the governmental authorities that have granted or that the Company expects will grant such licenses or concessions may have greater power than private parties to terminate licenses or concessions arbitrarily. Loss of one or more of the licenses or concessions to operate the Eastern European ventures could have a material adverse effect upon the financial condition, results of operations and prospects of the Company.

      The Company believes that the patents it owns or has the exclusive licenses to exploit could be important to the acquisition of interests in and to the development of heavy oil fields. The IITRI license agreement covers two United States patents that expire in 2002. The Company holds directly eight United States patents with expiration dates ranging from 2004 to 2009 and has three United States patent applications pending. In addition, there are seventeen issued foreign patents, expiring 2005 to 2014, and eighteen foreign patent applications currently pending based on the technology embodied in the United States patents and patent applications.

      ENVIRONMENTAL MATTERS

      The development of oil and gas fields and the production of hydrocarbons inherently involve environmental risks. These risks can be minimized, but not eliminated, through use of various engineering and other technological methods, and the Company intends to employ such methods to industry standards. (FLS)
The potential environmental problems are enhanced when the oil and gas development and production activities involve the rehabilitation of fields where the practices and technologies employed in the past have not embodied the highest standards then in effect. It is the policy of the Company to attempt to deal with this situation by conducting an environmental audit before assuming responsibility for operations of an oil or gas field and arranging for the prior operator to accept liability for any environmental problems existing when the Company, or a venture in which it is interested, accepts responsibility for the field. The Company does not anticipate any material capital expenditures for environmental control facilities during 1997, 1998 or the foreseeable future.

      The Company's business is subject to certain Federal, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

EMPLOYEES

      As of February 28, 1997, the Company had thirty-five full time employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The name, age as of February 28, 1997, and office or offices currently held by each of the executive officers of the Company are as follows:


Name                Age  Office or Offices
----                ---  -----------------

Oistein Nyberg       54  Chairman of the Board
Nils N. Trulsvik     47  President and Chief Executive Officer
Einar Bandlien       49  Executive Vice President
Arild Boe            49  Executive Vice President
Arnfin Haavik        53  Executive Vice President and Chief Financial Officer
Svein Johansen       52  Executive Vice President
Alfred Kjemperud     43  Senior Vice President
Orest Senkiw         49  Vice President


      Oistein Nyberg was elected Director on March 4, 1995 and served as President and Chief Executive Officer from March 9, 1995 to February 4, 1997 when he was elected Chairman of the Board. From January 1984 to March 1995, Mr. Nyberg was Managing Director of Smedvig Technology A/S, a Norwegian technology company, of which he was one of the founders. Among other services, Smedvig provides consulting services within the areas of reservoir evaluation, production drilling and well control.

      Nils N. Trulsvik serves as President and Chief Executive Officer since February 4, 1997. He also was elected a Director of the Company on August 17, 1994 and has served the Company as Executive Vice President from September 8, 1994 until November 21, 1994; as President and Chief Executive Officer from November 21, 1994 to March 9, 1995; and as Executive Vice President from March 9, 1995 to February 4, 1997. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including managing director from 1987 to 1993 and special advisor from 1993 to August 1994.

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

      Arild Boe was elected Senior Vice President, Project Development on August 1, 1995 and Executive Vice President, International Production on November 14, 1995. From 1992 to August 1995, Mr. Boe served as Managing Director of Petec A/S, a Norwegian reservoir engineering consulting company. During 1991 he was Managing Director of IPAC A/S, a Norwegian company involved in the development and sales of petroleum-related software. During 1990, Mr. Boe was Commercial Director of Smedvig Technology A/S. Mr. Boe is also a director of RESLAB, a company providing laboratory services to the oil and gas industry.

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

      Alfred Kjemperud was elected Senior Vice President of Technology on February 4, 1997. He has served in the Company's management since September 1, 1996. From 1995 to 1996, he served as Marketing Manager for Geomatic Services, a Norwegian Offshore Technology Company. From 1991 to 1995, he served as General Manager for Petec A/S, a Norwegian reservoir engineering consulting company.

      Orest Senkiw was elected Vice President on February 4, 1997. Since 1993, he has been chief engineer of UK-RAN Oil Corporation, a Canadian corporation that is now a subsidiary of the Company. From 1992 to 1993, he was self-employed as a consulting engineer for the petroleum industry.

      Officers serve at the pleasure of the Board of Directors.

ITEM 2.  PROPERTIES

      The Company does not have complete ownership of any real property. The Company leases office space in Calgary, Houston, Maidenhead, England and Asker, Norway under leases having remaining terms varying from twenty to one hundred
eight months.   See "Item 1.  Description of Business" for a description of principal oil and gas properties in which the Company has an interest.

      Since September 1, 1995, the beginning of the Company's most recent full fiscal year, neither the Company nor any entities for which it accounts using the equity method has filed with or included in reports to any Federal authority or agency any estimates of total, proved net oil or gas reserves. During the past three fiscal years, the Company and its unconsolidated entities have not had any substantial production of oil and gas.

      The Company did not drill any exploratory wells or development wells in the ten months ended August 31, 1994. In the year ended August 31, 1995, the Company participated in the drilling of three gross wells (1.3 net wells), two of which were exploratory and located in the Rocksprings Field in Edwards County, Texas, and one of which was dry and located in Evangeline Parish, Louisiana. Of the two Rocksprings wells, one has been completed and is producing 20 MCF per day while the other has been abandoned as a non-producer. The Louisiana well was abandoned as a dry hole. In the year ended August 31, 1996, the Company participated in the drilling of one gross well in West Mexia which was later abandoned. In the four months ended December 31, 1996, the Company did not drill any exploratory wells or development wells. The Company started drilling activity in the Lelyaky field in March 1997.

      In the year ended August 31, 1996, three gross horizontal re-entry wells were added to the Inverness Unit in Canada, in which an unconsolidated subsidiary of the Company has an interest. One Inverness well was put on production with approximately 60 BOPD, of which the Company's share is 5%. A second Inverness well was abandoned, and the third well is awaiting completion. Average sales price and production costs as of December 31, 1996 for the Inverness Unit were $18.05 per barrel and $9.35 per barrel, respectively. As of December 31, 1996, the Inverness Unit had 37 productive oil wells, 1.85 net wells, 23,360 gross developed acres and 1,168 net developed acres.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to, nor is any of its property subject to, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the four month period ended December 31, 1996.

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

    FOR THE FOUR-MONTH
       PERIOD ENDED          COMMON STOCK
    DECEMBER 31, 1996        HIGH    LOW
------------------------  -----------------
FISCAL QUARTER ENDED:
November 30, 1996            $7.50   $5.88
ONE MONTH ENDED:
December 31, 1996            $7.38   $6.50

BY FISCAL QUARTER IN THE
FISCAL YEAR ENDED            COMMON STOCK
AUGUST 31, 1996              HIGH    LOW
------------------------  ----------------
QUARTER ENDED:
November 30, 1995            $6.06   $3.38
February 29, 1996             5.53    3.09
May 31, 1996                  5.38    2.81
August 31, 1996               6.56    4.88

BY FISCAL QUARTER IN THE
FISCAL YEAR ENDED            COMMON STOCK
AUGUST 31, 1995              HIGH    LOW
------------------------  ----------------
QUARTER ENDED:
November 30, 1994            $4.65   $3.38
February 28, 1995             6.75    2.25
May 31, 1995                  7.38    4.19
August 31, 1995               7.00    5.19


      On December 27, 1996, the registered holder of stock purchase warrants (the "Warrants") issued in August 1994, having an original expiration date of November 3, 1997, and entitling the holder thereof to purchase 14,223 shares of the Company's Common Stock at an exercise price of $1.50 per share, exercised the Warrants, and in connection therewith the Company issued and sold an aggregate of 14,223 shares of its Common Stock, par value $0.10 per share (the "Warrant Shares"). The Warrant Shares were sold to the registered holder of the Warrants. No underwriters were involved in the transaction. Each of the Warrant Shares was sold for One Dollar and Fifty Cents ($1.50) in cash consideration, and the Company received aggregate proceeds of $21,334.50 in connection with the exercise of the Warrants.

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

      On December 31, 1996 the number of holders of record of the Common Stock of the Company was approximately 4,358. The Company has not paid any dividends to its shareholders. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following data reflect the historical results of operations and selected balance sheet items of the Company and should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in
Item 8 "Financial Statements and Supplementary Data" herein.

                                        FOUR         TWELVE       TWELVE        TEN         TWELVE        TWELVE
Reported in $1,000 except              MONTHS        MONTHS       MONTHS       MONTHS       MONTHS        MONTHS
for per common share                    ENDED        ENDED        ENDED        ENDED         ENDED         ENDED
amounts                               12/31/96      8/31/96      8/31/95      8/31/94      10/31/93      10/31/92
                                    ----------    ---------    ---------    ---------    ------------------------
FINANCIAL PERFORMANCE
Total revenue                      $        17   $       35   $      625   $        3   $       190   $     1,070

Operating loss                          (2,983)      (5,640)      (7,882)      (1,466)       (1,547)       (3,240)
Other income (expense)                     361         (854)         312         (366)          252            57
Net loss                                (2,604)      (6,494)      (7,600)      (1,832)       (1,295)       (3,183)

Net loss per common share                (0.14)       (0.52)       (0.91)       (0.45)        (0.22)        (0.81)
Total assets                            55,375       32,089       10,710        4,944         4,528         5,919
Notes payable & long-term
    debt                                   ---          300          ---          163           158           151
Stockholders' equity                    53,245       30,505        9,608        4,181         3,707         4,965
Cash dividends per common
    share                                  ---          ---          ---          ---           ---           ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

      As of December 31, 1996, the Company had current assets of $32,305,515, of which $31,424,064 was in the form of cash and cash equivalents, and current liabilities of $1,924,410, leaving the Company with working capital of $30,381,105. This compares to current assets of $17,985,554, cash and cash equivalents of $17,329,237, current liabilities of $1,060,201 and working capital of $16,925,353 as of August 31, 1996 and current assets of $5,290,601, cash and cash equivalents of $4,791,645, current liabilities of $1,102,432 and working capital of $4,188,169 as of August 31, 1995. The increase in current assets, cash and cash equivalents and working capital from August 31, 1995 through December 31, 1996 is attributable primarily to issuance and sale of equity securities by the Company for cash, partially offset by investments in oil and gas ventures and operating losses.

      During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures and received net proceeds of $3,346,723 after commissions and expenses. The Debentures were convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. An expense of $795,500 relating to the discount feature of the Debentures was recognized during fiscal year ended August 31, 1996 recorded against capital in excess of par. All of the Debentures were converted during 1996, into an aggregate of 1,056,449 shares of Common Stock.

      In June 1996, the Company issued and sold an aggregate of 5,000,000 shares of its Common Stock in a private placement to institutional and other qualified investors in Norway and other European countries. The placement was made at $4.50 per share, which was the closing bid price for the Company's Common Stock on the Nasdaq National Market System on May 21, 1996, the trading day that preceded the pricing of the offering. The net proceeds were approximately $20,960,000, after reduction for commissions and other expenses totaling approximately $1,500,000.

      During the four months ended December 31, 1996, the Company received approximately $25,000,000 as a result of the exercise of outstanding stock purchase warrants that resulted in the issuance of 4,720,754 shares of Common Stock. As the Company entered 1997, no further stock purchase warrants issued by the Company remained outstanding.

      The increase in current assets, cash and cash equivalents and working capital from August 31, 1995 to August 31, 1996 reflects principally the aggregate proceeds of approximately $24,307,000 from the issuance and sale of the 5,000,000 shares of Common Stock in June 1996 and the Debentures in the quarter ended February 29, 1996, partially offset by (i) net cash of approximately $5,146,000 used in operating activities during the year ended August 31, 1996 representing primarily the Company's net loss for that period,
(ii) capital expenditures of approximately $3,729,000 for drilling rigs and related equipment which the Company expects to transfer to Intergas, which upon transfer will be accounted for as an investment in and advance to an oil and gas venture, and (iii) approximately $2,645,000 which represented investments in and advances to oil and gas ventures accounted for using the equity method.

      In addition, the aforementioned cash proceeds were partially offset during the four month period ended December 31, 1996 by (i) $5,400,000 of cash which was restricted to collateralize letters of credit issued for the benefit of oil and gas ventures accounted for using the equity method, (ii) approximately $3,108,000 for investments in and advances to such oil and gas ventures, (iii) capital expenditures of approximately $1,228,000 for drilling rigs and related equipment which the Company expects to transfer to Intergas, and (iv) approximately $1,230,000 used in operating activities during the four months ended December 31, 1996 principally representing the cash portion of the Company's net loss for that period.

      During the year ended August 31, 1996, the Company acquired a 37% ownership interest in Intergas, a closed private joint stock company incorporated in Russia having rights to develop the 12,500 acre Maykop gas condensate field in the Republic of Adygea, Russian Federation. In connection with the acquisition of its ownership interest in Intergas, the Company became obligated to pay a maximum of $800,000 in cash and 1,000,000 shares of Common Stock. Of such consideration, 300,000 shares of the Company's Common Stock with a fair market value of $1,668,750 were issued in June 1996, concurrently with a negotiated increase in its investment in Intergas from 31% to 37%. The payment of the balance of the consideration remains subject to the satisfaction of various conditions related to the performance of the Maykop field project. The Company acquired a portion of its interest in Intergas through the acquisition of Gastron International Limited, a British Virgin Islands corporation ("Gastron"). In connection therewith, the Company also acquired two drilling rigs and related equipment for an original cost of approximately $2,732,000, which it intends to transfer to Intergas, and assumed various liabilities of Gastron related to the rigs and equipment, including a $2,450,000 loan payable to the Company, which was outstanding on August 31, 1995 and which had been eliminated in consolidation as of August 31, 1996.

      During the quarter ended May 31, 1996, the Company acquired 90% of the outstanding stock of UK-RAN Oil Corporation ("UK-RAN"). UK-RAN owns 45% of Kashtan, a Ukrainian joint venture formed to work over and develop the Lelyaky field in the Pryluki region of Central Ukraine. The joint venture has been registered, and the production license was issued on May 8, 1996. The maximum consideration payable by the Company for the 90% interest in UK-RAN is $611,000 and the issuance of 1,150,000 shares of Common Stock. The Company has paid the $611,000, partially through cancellation of indebtedness, and has issued 150,000 shares of Common Stock. These shares were valued at market price on the date of issuance, or $684,375, which is included in the investment in oil and gas ventures related to the Lelyaky field project. Conditions for the issuance of an additional 250,000 shares were satisfied during the fourth quarter of fiscal 1996, but the shares have not yet been issued. The issuance of the remaining 750,000 shares remains subject to the satisfaction of various conditions related to the performance of the Lelyaky field project.

      Notes receivable dropped from $2,980,000 at August 31, 1995 to approximately $190,000 at both August 31 and December 31, 1996 as a result of the Company's acquisition during the year ended August 31, 1996 of (i) all of the outstanding stock of Gastron which at the time of acquisition was the obligor on a $2,450,000 note payable to the Company, with that obligation being eliminated upon consolidation following the acquisition, and

(ii) 90% of the outstanding stock of UK-RAN, with a portion of the consideration for that acquisition taking the form of the cancellation of a $450,000 note payable to the Company by the seller of the UK-RAN stock.

      Property and equipment, net increased from approximately $530,000 at August 31, 1995 to $6,578,000 at August 31, 1996 and then to $7,766,000 at
December 31, 1996, reflecting the acquisition of two drilling rigs and related equipment as part of the acquisition of Gastron during the fiscal year ended August 31, 1996 and the improvement of the acquired rigs and equipment and the acquisition of additional equipment through December 31, 1996. The Company intends to transfer the rigs and related equipment to Intergas for use in the Maykop field project in the Republic of Adygea, Russian Federation, after certain corporate formalities and operating arrangements are completed. (FLS) They were shipped from the United States at the end of December 1996, and no material additions to the rigs and related equipment are expected. (FLS) Upon transfer to Intergas, the rigs and related equipment would be reclassified as investments in and advances to oil and gas ventures. (FLS) No assurance can be given that such corporate formalities and operating arrangements will be completed or that the rigs and equipment will be transferred to Intergas.

      Investments in and advances to oil and gas ventures - net increased from approximately $1,358,000 at August 31, 1995 to $6,876,000 at August 31, 1996 and $8,568,000 at December 31, 1996, reflecting the Company's increasing involvement in projects in Eastern Europe. During the fiscal year ended August 31, 1996, the Company completed its acquisition of stock in Intergas and UK-RAN, which effectively represented acquisitions of interests in the Maykop and Lelyaky field projects, respectively. During the same period, the Company entered into a joint venture to rehabilitate and develop the Gorisht-Kocul field, and during the four months ended December 31, 1996, the Company entered into a joint venture to develop the Stynawske field. During the initial operating periods, the Company expects the ventures operating each of these fields to record losses, which alone would have the effect of reducing investments in and advances to oil and gas ventures while increasing operating and net losses.
(FLS) Since the Company has the responsibility for arranging financing for these ventures, unless third-party financing can be arranged, the Company will be required to supply the capital to finance operations until each venture generates positive cash flow, which will have the effect of increasing investments in and advances to oil and gas ventures. (FLS) The amount of such advances may be greater than the amount of the operating losses recognized by the Company, which would cause such investment balances to increase. As such investments are essentially unevaluated oil and gas properties, such costs may not be recovered if the ventures are not successful. (FLS) No assurance can be given that the Company will either be able to arrange third-party financing for such ventures or have sufficient resources to fund the capital and operating needs of the ventures.

      Other assets increased from approximately $171,000 at August 31, 1996 to $886,000 at December 31, 1996, primarily as a result of deposits placed by the Company on items related to oil and gas ventures. There were no other assets recorded at August 31, 1995.

      Accrued liabilities fluctuated from approximately $414,000 at August 31, 1995 to $298,000 at August 31, 1996 and $1,124,000 at December 31, 1996,
principally reflecting the accrual of salaries and related employment taxes and professional fees at August 31, 1995 and 1996. At December 31, 1996, similar items along with transportation charges associated with shipping the drilling rigs and related equipment for the Maykop project were accrued.

      The Company has outstanding obligations with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. Some of these obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. At August 31, 1995, the Company had obligations conditioned on the formalization of project relationships, project performance and other matters involving $500,000 and 550,000 shares of Common Stock. During the fiscal year ended August 31, 1996, these conditional obligations remained in effect, and the Company incurred additional unconditional obligations regarding the development of oil and gas properties and ventures involving $5,000,000 and 250,000 shares of Common Stock and conditional obligations involving an additional $1,300,000 and 1,450,000 shares of Common Stock. During the four months ended December 31, 1996, the Company entered into a joint venture with Ukranafta, the Ukraine state oil company, for the development of the Stynawske field. The Company will have a 45% interest in the joint venture. With the signing of the joint venture agreement, the Company became obligated to pay $500,000 and to issue 175,000 shares of the Company's Common Stock which had been previously reflected as contingent obligations. The issuance of 375,000 shares remains as a conditional commitment subject to the Stynawske project achieving production level targets, and the Company did not incur any additional unconditional obligations regarding the development of oil and gas properties and ventures. Thus, at December 31, 1996, the Company had unconditional obligations regarding the acquisition and development of its oil and gas projects and ventures amounting to $5,500,000, of which $4,000,000 is being satisfied through the collateralization of letters of credit guaranteeing obligations of Kashtan, as well as the unconditional obligation to issue 425,000 shares of its Common Stock. Subsequent to December 31, 1996, the Company paid $500,000 and issued 175,000 shares of its Common Stock in satisfaction of unconditional obligations existing on December 31, 1996. On that date, the Company also had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to $1,300,000 and 1,825,000 shares of Common Stock. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred. (FLS)

      Stockholders' equity increased from approximately $9,608,000 at August 31, 1995 to $30,505,000 and $53,245,000 at August 31 and December 31, 1996,
respectively, as a result of the Company's issuance and sale of equity securities, partially offset principally by operating losses.

      Development of the oil and gas properties and ventures in which the Company has or expects to acquire an interest, which are described in "Item 1. Description of Business," involves a multi-year effort. The Company has estimated, based on preliminary development plans, that development of such oil and gas properties and ventures will entail a cash expenditure in the range of $28,000,000 to $36,000,000 during 1997, which amounts do not take into account anticipated cash outlays for general and administrative expense, costs associated with any new oil and gas properties and ventures, or any anticipated cash flows that might be generated from production by the properties and ventures. (FLS) No assurance can be given that such anticipated production and cash flows will occur or that the required cash outlays will not be greater.
The Company has some flexibility in postponing or reducing net cash outlays by revising project programs or delaying specific activities. (FLS)

      The Company had working capital of approximately $30,381,000 at December 31, 1996 and at that date had an additional $5,400,000 of restricted cash that was pledged to collateralize developmental expenditures by various oil and gas ventures. While the Company believes that it has the resources, including anticipated cash flows from production by some of the oil and gas properties and ventures, to fund all planned development of oil and gas properties and ventures through 1997, continued development beyond 1997 assumes the availability of substantial additional funds from external sources. (FLS) Less than projected funding from external sources and cash flows from production will result in a slower phasing of the development of some or all of the properties and ventures, reducing the early investment requirements but delaying the anticipated production build up. (FLS)

      The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. The Company believes that it will be able to access external sources of funds to finance the net development costs of such properties and ventures through a combination of debt financing by the Company or the joint ventures or other entities that are developing the oil and gas properties, equity financing by the Company or otherwise, so that delays will not be experienced as a result of a shortage of financial resources. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. (FLS) To the extent loans are taken in the entities through which oil and gas ventures have been organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency.
(FLS) There can be no assurance, however, that the Company or any such entity will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such entities or are deemed to be in the best interest of the Company and its stockholders or the participants, including the Company, in such entities. (FLS)

      As of December 31 and August 31, 1996 and August 31, 1995, the Company had net investments in oil and gas properties and ventures totaling approximately $8,827,000, $7,164,000 and $1,910,000, respectively. Of these amounts, approximately $8,463,000, $6,783,000 and $1,358,000, respectively, relate to the ventures in Eastern Europe. Ultimate realization of the cost of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. The Company has plans for each of its Eastern European ventures to achieve levels of production and profits sufficient to recover its costs. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its costs. (FLS) The Company will be entitled to distributions from the various ventures in accordance with the arrangements governing the respective ventures. (FLS)

      The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. (FLS) The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

      Cash used in operations for the four month periods ended December 31, 1996 and 1995 was $1,229,845 and $1,967,624, respectively. The decrease in cash used in operations is due principally to increases in accounts payable and accrued liabilities in the 1996 period as contrasted to decreases in those liability accounts during the 1995 period.

      Cash used in operations for the years ended August 31, 1996 and 1995 was $5,145,951 and $1,958,078, respectively. The increase in cash used in operations was due principally to an increase in direct project cost of approximately $1,268,000 associated with the increased activity level involving the Company's oil and gas properties and ventures, primarily those in Eastern Europe, and a decrease in revenues of approximately $600,000.

      While the Company expects certain ventures to generate operating cash flows from oil and gas production commencing in 1997, such cash flows, if any, are not expected to cover the cash requirements of these ventures or the Company. (FLS)

      The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. Such losses would be the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company does not speculate in foreign currencies or presently maintain significant foreign currency cash balances. The Company expects that operations conducted through certain oil and gas ventures in which the Company has interests will be based principally on the local currencies in the countries in which operations are conducted, including Albania, the Russian Federation and Ukraine. (FLS) The Company may receive dividends or distribution in such currencies, and there is no assurance that the Company will be able to convert such currencies into U.S. dollars or that exchange losses related to these operations will not occur. (FLS)

RESULTS OF OPERATIONS

Four Months Ended December 31, 1996 Compared With Four Months Ended December 31, 1995

      The Company recorded an operating loss of $2,983,367 during the four month period ended December 31, 1996 compared with $1,470,152 for the same period last year. The increased loss resulted from an increase in approximately $1,355,000 of equity loss from investments in unconsolidated subsidiaries primarily associated with the activities of the oil and gas ventures in Eastern Europe in which the Company has interests.

      General and administrative expenses for the four month period ended December 31, 1996 amounted to $1,281,821 reflecting a modest decrease from the $1,303,048 for the comparable period last year. For the 1995 period, general and administrative costs included a substantial charge for external services for public relations activities of a non-recurring nature. The decrease in 1996 for such expense has been substantially offset by increases in salaries and other administrative costs related to the build-up of staff associated with the projects in Eastern Europe. As the Company's oil and gas activities increase, the Company expects its organization to grow and its general and administrative expense to increase. (FLS) General and administrative expense is net of $1,220,000 and $320,000 capitalized in 1996 and 1995, respectively.

      Interest income increased to $423,681 for the four month period ended December 31, 1996 from $54,992 in the comparable period for the prior year due to higher average cash investments. Interest expense increased to $12,744 for the four month period ended December 31, 1996 from $3,006 in the comparable period for the prior year due to the amortization of financing costs and interest related to the 8% Convertible Subordinated Debentures and financing of insurance premiums.

      In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123, Accounting for Stock-Based Compensation, which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board ("APB") Opinion No. 25. See Notes 1 and 18 of Notes to Consolidated Financial Statements for information regarding the Company's stock-based compensation plans. In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of SFAS 128 is not expected to have a material effect on the Company's earnings per share as disclosed.

Twelve Months Ended August 31, 1996 Compared With Twelve Months Ended August 31, 1995

      The Company recorded operating revenue of $35,177 during the year ended August 31, 1996 compared with $625,457 for the same period last year. The decrease in revenue resulted from a decline in sale of EEOR equipment. The Company decided not to market the EEOR technology to third parties but rather to use the technology primarily as a competitive advantage to secure new heavy oil interests and, assuming successful commercialization, to optimize production and reserves from such interests. (FLS) Consequently while all $625,457 of 1995 revenue related to EEOR technology, only $8,615 of 1996 revenue was associated with the EEOR technology. Most 1996 revenue was related to a modest amount of oil and gas production from an overriding royalty interest held by the Company relating to property in Alberta, Canada. The Company is making substantial investments in oil and gas ventures, particularly those located in Eastern Europe. (FLS) No assurance can be given that such investment will result in income from operations or that the Company will successfully employ the EEOR technology. (FLS)

      The operating loss for the year ended August 31, 1996 amounted to $5,639,689 compared with $7,882,920 for the comparable period last year. The reduction in the operating loss is attributable primarily to non-recurring 1995 expense items relating to the impairment of patent rights and certain other assets written off at the end of fiscal 1995, the amortization of those patent rights during 1995, and 1995 financial public relations expenses paid primarily by the issuance of Common Stock, partially offset by higher 1996 direct project costs of $1,267,555 and general and administrative expense (other than those related to financial public relations) associated with the development of an organization and infrastructure for the Company's oil and gas activities.

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

      During 1996, the Company recorded a loss of $182,020 from the sale of certain drilling equipment. Interest income increased to $332,071 for the year ended August 31, 1996 from $251,276 in the prior year due to higher average cash investments. Interest expense increased to $1,016,465 for the year ended August 31, 1996 from $28,475 in the prior year due to the amortization of financing costs, discount and interest related to the 8% Convertible Subordinated Debentures.

Twelve Months Ended August 31, 1995 Compared With Ten Months Ended August 31,
1994

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

      The Company also recorded a 1995 year-end charge to income of $608,181 based on impairment of assets related to the first well drilled in the Rocksprings, West Texas project and the dry hole drilled in Evangeline Parish, Louisiana. At August 31, 1995, the Company had not established that the first Rocksprings well would be productive, after attempts to achieve sustained production from the Holman sands were unsuccessful

      At the end of fiscal 1995, the Company also made a charge to impairment of assets of $175,450 related to existing heating equipment which became obsolete because of the Company's recent technical advances. In addition, the Company recorded a 1995 year-end charge to income of $57,602 based on impairment of assets related to the write down of inventory to its estimated net realizable value.

      As of August 31, 1995, the Company had capitalized $1,909,890 related to oil and gas projects. Of the capitalized amount, $1,358,205 relates to projects in Eastern Europe and $551,685 to oil and gas properties in the United States.

FORWARD LOOKING STATEMENTS

      The forward looking statements contained in this Item 7 and elsewhere in this Form 10-K are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      As permitted by General Instruction G, the information called for by this item with respect to the Company's directors and with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year. Information with respect to the Company's executive officers is set forth in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

      As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      As permitted by General Instruction G, the information called for by this item is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
-------------

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

        *10(17) 1995 Long-Term Incentive Plan (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

        *10(19) Fee Agreement dated November 15, 1995 between Fountain Oil Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

        *10(20) Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

        *10(21) Amended Fee Agreement dated December 10, 1996 between Fountain Oil Incorporated and Robert A. Halpin.

        16 Letter Regarding Change in Certifying Accountants (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

        21                   List of Subsidiaries.

        23                   Consent of Coopers & Lybrand L.L.P.

        27                   Financial Data Schedule.

(B)  REPORTS ON FORM 8-K:

      During the four month period ended December 31, 1996, the Company filed the following current reports on Form 8-K:

1. Form 8-K dated September 17, 1996 reporting Item 8. Change in Fiscal Year, regarding a change in fiscal year to December 31.

2. Form 8-K dated October 2, 1996 reporting Item 5. Other Events, regarding the sale of securities pursuant to exercise of outstanding warrants.

3. Form 8-K dated November 27, 1996, reporting Item 9. Issuance of Securities Pursuant to Regulations S, regarding the sale of securities pursuant to exercise of outstanding warrants.

4. Form 8-K dated December 31, 1996, reporting Item 5. Other Events, regarding the sale of securities pursuant to exercise of outstanding warrants.

5. Form 8-K/A dated December 13, 1996, amending Form 8-K dated December 31, 1996, reporting Item 9. Issuance of Securities Pursuant to Regulation S, filed to conform with new reporting requirements.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN OIL INCORPORATED
     (Registrant)


By:    /s/Nils N. Trulsvik                              Date:  March 24, 1997
       --------------------------------------------
       Nils N. Trulsvik, President and
       Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:    /s/Nils N. Trulsvik                              Date:  March 24, 1997
       --------------------------------------------
       Nils N. Trulsvik, Director, President and
       Chief Executive Officer


By:    /s/Arnfin Haavik                                 Date:  March 24, 1997
       --------------------------------------------
       Arnfin Haavik, Executive Vice President and
       Chief Financial Officer
       (Principal Financial and Accounting Officer)


By:    /s/Darrell M. Keller                             Date:  March 24, 1997
       --------------------------------------------
       Darrell M. Keller, Principal Financial and
       Accounting Officer


By:    /s/Oistein Nyberg                                Date:  March 24, 1997
       --------------------------------------------
       Oistein Nyberg
       Chairman of the Board


By:    /s/Robert A. Halpin                              Date:  March 24, 1997
       --------------------------------------------
       Robert A. Halpin
       Vice Chairman of the Board of Directors


By:    --------------------------------------------     Date:  March 24, 1997
       Einar H. Bandlien, Director


By:    /s/Stanley D. Heckman                            Date:  March 24, 1997
       --------------------------------------------
       Stanley D. Heckman, Director


By:    /s/Eugene J. Meyers                              Date:  March 24, 1997
       --------------------------------------------
       Eugene J. Meyers, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Fountain Oil Incorporated:

     We have audited the accompanying consolidated balance sheet of Fountain
Oil Incorporated and subsidiaries (the "Company") as of December 31, 1996, August 31, 1996 and August 31, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the four month period ended December 31, 1996, the years ended August 31, 1996 and 1995 and the ten month period ended August 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, August 31, 1996 and August 31, 1995 and the consolidated results of their operations and their cash flows for the four month period ended December 31, 1996, the years ended August 31, 1996 and 1995 and the ten month period ended August 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in Note 10 to the consolidated financial statements, the consolidated statement of operations for the year ended August 31, 1996 has been restated.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 6 to the consolidated financial statements, the Company will require substantial capital in order to finance the development of its oil and gas interests. In addition, the Company and its oil and gas ventures must produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                             COOPERS & LYBRAND L.L.P.


Houston, Texas
March 28, 1997

                           FOUNTAIN OIL INCORPORATED
                           CONSOLIDATED BALANCE SHEET

          As of December 31, 1996, August 31, 1996 and August 31, 1995


                                                    DECEMBER 31,      AUGUST 31,     AUGUST 31,
                                                        1996             1996           1995
                                                  -----------------------------------------------

ASSETS
------

Cash and cash equivalents                          $  31,424,064    $  17,329,237    $  4,791,645
Accounts receivable, net                                     849              851          44,020
Accounts receivable - affiliated entities                259,040            7,210             ---
Other current assets                                     621,562          648,256         454,936
                                                   -------------    -------------    ------------
      Total current assets                            32,305,515       17,985,554       5,290,601

Restricted cash                                        5,400,000              ---             ---
Notes receivable                                         190,186          190,186       2,980,000
Property and equipment, net                            7,766,479        6,577,565         529,831
Oil and gas properties, net, full cost method
 (including unevaluated amounts of $257,407,
 $257,407 & $357,533, respectively)                      259,338          287,788         551,685
Investments in and advances to oil and gas
 ventures - net                                        8,567,563        6,876,327       1,358,205
Other assets                                             885,980          171,121             ---
                                                   -------------    -------------    -------------
TOTAL ASSETS                                       $  55,375,061    $  32,088,541    $  10,710,322
                                                   -------------    -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Accounts payable                                   $     799,985    $     731,532    $     666,903
Accrued liabilities                                    1,124,425          297,513          414,279
Notes payable                                                ---           31,156           21,250
                                                   -------------    -------------    -------------
      Total current liabilities                        1,924,410        1,060,201        1,102,432

Minority interest in subsidiaries                        205,380          223,350              ---
8% Convertible subordinated debentures                       ---          300,000              ---

Commitments and contingencies (Note 11)                      ---              ---              ---

Stockholders' equity:
  Preferred stock, par value $0.10 per
   share, 5,000,000 shares authorized: no
   shares issued or outstanding                              ---              ---              ---
  Common Stock, par value $0.10 per
   share, 50,000,000 shares authorized:
   22,168,489, 17,376,610, and
   10,834,063 shares issued
   and outstanding respectively                        2,216,849        1,737,661        1,083,406
  Capital in excess of par value                      80,055,620       55,985,572       29,249,175
  Accumulated deficit                                (29,027,198)     (27,218,243)     (20,724,691)
                                                   -------------    -------------    -------------
     Total stockholders' equity                       53,245,271       30,504,990        9,607,890
                                                   -------------    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  55,375,061    $  32,088,541    $  10,710,322
                                                   -------------    -------------    -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 FOUNTAIN OIL INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
          For the Four Month Periods Ended December 31, 1996 and 1995

                                             1996            1995
                                          -----------    -----------
                                                          Unaudited
Operating Revenues:
 Power unit rentals                       $       ---    $     1,908
 Oil and gas sales                             16,980          6,440
                                          -----------    -----------
TOTAL REVENUES                                 16,980          8,348
                                          -----------    -----------

Operating expenses:
 Cost of sales                                  4,052          4,581
 Lease operating expenses                       1,550          2,536
 Direct project costs                         314,100        120,268
 General and administrative                 1,281,821      1,303,048
 Depreciation and amortization                 39,578         43,643
 Loss from investments in
  unconsolidated subsidiaries               1,359,246          4,424
                                          -----------    -----------
TOTAL OPERATING EXPENSES                    3,000,347      1,478,500
                                          -----------    -----------

OPERATING LOSS                             (2,983,367)    (1,470,152)
                                          -----------    -----------

Other (expense) income:
 Interest income                              423,681         54,992
 Interest expense                             (12,744)        (3,006)
 Other                                        (49,995)       (24,016)
                                          -----------    -----------

TOTAL OTHER (EXPENSE) INCOME                  360,942         27,970
                                          -----------    -----------

Minority interest in loss of
 consolidated subsidiary                       17,970           ---
                                          -----------    -----------

Net loss before income tax provision       (2,604,455)    (1,442,182)

Income tax expense                                ---            ---
                                          -----------    -----------

NET LOSS                                  $(2,604,455)   $(1,442,182)
                                          -----------    -----------

NET LOSS PER COMMON SHARE                 $      (.14)   $      (.13)
                                          -----------    -----------

Weighted average number of common
 shares outstanding                        18,696,212     10,834,063
                                          -----------    -----------



   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  For the Years Ended August 31, 1996 and 1995
                 and the Ten Month Period Ended August 31, 1994

                                           Year Ended     Year Ended       Ten Months
                                           August 31,     August 31,         Ended
                                              1996           1995       August 31, 1994
                                        --------------  -------------  ----------------
                                          (RESTATED)
Operating Revenues:
 Power unit rentals                        $     1,894    $    50,504       $       200
 Equipment sales                                   ---        464,044             3,413
 Consulting income                               6,721        110,909               ---
 Oil and gas sales                              26,562            ---               ---
                                           -----------    -----------       -----------
TOTAL REVENUES                                  35,177        625,457             3,613
                                           -----------    -----------       -----------

Operating expenses:
 Cost of sales                                  31,991        479,224             1,200
 Lease operating expenses                       10,988            ---               ---
 Direct project costs                        1,267,555            ---               ---
 General and administrative                  3,853,972      4,012,510           372,777
 Depreciation and amortization                  77,253      1,156,772           868,423
 Loss from investments in
  unconsolidated subsidiaries                   13,272            ---               ---
 Impairment of oil & gas properties            419,835        608,181               ---
 Employee stock compensation                       ---        152,038           150,000
 Impairment of inventory                           ---         57,602            77,558
 Impairment of property and equipment              ---        175,450               ---
 Impairment of intangibles                         ---      1,866,600               ---
                                           -----------    -----------       -----------
TOTAL OPERATING EXPENSES                     5,674,866      8,508,377         1,469,958
                                           -----------    -----------       -----------

OPERATING LOSS                              (5,639,689)    (7,882,920)       (1,466,345)
                                           -----------    -----------       -----------

Other (expense) income:
 Interest income                               332,071        251,276             1,543
 Interest expense                           (1,016,465)       (28,475)          (46,850)
 Other                                          12,551         89,108            (7,348)
 Loss on disposition of equipment/assets      (182,020)           ---          (313,502)
                                           -----------    -----------       -----------
TOTAL OTHER (EXPENSE) INCOME                  (853,863)       311,909          (366,157)
                                           -----------    -----------       -----------

Net loss before income tax provision        (6,493,552)    (7,571,011)       (1,832,502)

Income tax expense                                 ---        (28,600)              ---
                                           -----------    -----------       -----------

NET LOSS                                   $(6,493,552)   $(7,599,611)      $(1,832,502)
                                           -----------    -----------       -----------

NET LOSS PER COMMON SHARE                       $ (.52)         $(.91)            $(.45)
                                           -----------    -----------       -----------

Weighted average number of common
 shares outstanding                         12,495,137      8,341,783         4,108,200
                                           -----------    -----------       -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period October 31, 1993 through December 31, 1996


                                  Common Stock
                          --------------------------
                             Number of                  Additional                       Total
                              Shares                     Paid-In      Accumulated    Stockholders'
                              Issued      Par Value      Capital        Deficit          Equity
                          ------------------------------------------------------------------------
BALANCE, OCTOBER 31,
    1993                     3,638,276    $  363,828    $14,630,884   $(11,287,545)    $ 3,707,167

Purchase of
    treasury stock             (63,901)       (6,390)         2,795            ---          (3,595)

Contribution of
    treasury stock            (421,906)      (42,191)        42,191            ---             ---

Sale of common stock
    and treasury stock,
    net of expenses of
    offering of $262,413     2,472,952       247,295      1,749,961            ---       1,997,256

Issuance of common
    stock as employee
    compensation and
    for settlement of
    obligations                348,889        34,889        282,611            ---         317,500

Other                              ---           ---            ---         (5,033)         (5,033)

Net loss                           ---           ---            ---     (1,832,502)     (1,832,502)
                            ----------    ----------    -----------  -------------     -----------

BALANCE, AUGUST 31,
    1994                     5,974,310    $  597,431    $16,708,442   $(13,125,080)    $ 4,180,793

Sale of common stock,
net of offering expenses
of $1,033,118                3,958,998       395,900     10,900,930            ---      11,296,830

Issuance of common
stock as employee
compensation and
for other obligations          900,755        90,075      1,639,803            ---       1,729,878

Net loss                           ---           ---            ---     (7,599,611)     (7,599,611)
                            ----------    ----------    -----------  -------------     -----------

BALANCE, AUGUST 31
    1995                    10,834,063    $1,083,406    $29,249,175   $(20,724,691)    $ 9,607,890

                                   Continued

                           FOUNTAIN OIL INCORPORATED
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period October 31, 1993 through December 31, 1996


                                               Common Stock
                                        -------------------------
                                          Number of                 Additional                       Total
                                            Shares                   Paid-In      Accumulated    Stockholders'
                                            Issued     Par Value     Capital        Deficit          Equity
                                        ----------------------------------------------------------------------
Sale of common stock,
net of offering expenses
of $1,539,646                              5,000,000      500,000    20,460,354            ---      20,960,354

Issuance of common
stock for purchase of
interests in oil and
gas ventures                                 450,000       45,000     2,308,125            ---       2,353,125

Issuance of common
stock upon conversion
of debentures                                997,324       99,733     3,834,605            ---       3,934,338


Issuance of common
stock upon exercise
of warrants and options                       95,223        9,522       133,313            ---         142,835


Net loss                                         ---          ---           ---     (6,493,552)     (6,493,552)
                                          ----------   ----------   -----------  -------------     -----------

BALANCE, AUGUST 31
    1996                                  17,376,610   $1,737,661   $55,985,572   $(27,218,243)    $30,504,990
                                          ==========   ==========   ===========  =============     ===========

Issuance of common
stock upon conversion
of debentures                                 59,125        5,913       274,481            ---         280,394


Issuance of common
stock upon exercise of
warrants and options                       4,732,754      473,275    24,591,067            ---      25,064,342



Net loss                                         ---          ---           ---     (2,604,455)     (2,604,455)
                                          ----------   ----------   -----------  -------------     -----------

BALANCE, DECEMBER 31
    1996                                  22,168,489   $2,216,849   $80,851,120   $(29,822,698)    $53,245,271
                                          ==========   ==========   ===========  =============     ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Four Month Periods Ended December 31, 1996  and 1995


                                              1996           1995
                                        --------------  -------------
                                                           Unaudited
Operating activities:
 Net loss                                  $(2,604,455)   $(1,442,182)
 Depreciation and amortization                  39,578         43,643
 Amortization of debt issuance costs             1,375            ---
 Loss in investments in unconsolidated
  subsidiaries                               1,359,246          4,424
 Minority interest in loss of
  unconsolidated subsidiary                    (17,970)           ---
 Changes in assets and liabilities:
   Accounts receivable                        (251,828)      (114,236)
   Other assets                                 26,687         88,344
   Accounts payable                             68,453       (305,580)
   Accrued liabilities                         149,069       (242,037)
                                           -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES       (1,229,845)    (1,967,624)
                                           -----------    -----------

Investing activities:
 Restricted cash                            (5,400,000)           ---
 Investments in oil and gas properties          28,450         55,151
 Investments in and advances to oil and
  gas ventures                              (3,108,472)    (1,369,767)
 Capital expenditures                       (1,228,492)      (801,961)
 Proceeds from disposition of assets               ---        (73,900)
                                           -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES       (9,708,514)    (2,190,477)
                                           -----------    -----------

Financing activities:
 Proceeds from exercise of warrants and
  options                                   25,064,342            ---
 Proceeds from issuance of short-term
  borrowings                                       ---        122,153
 Principal payments on short-term
  borrowings                                   (31,156)       (25,108)
                                           -----------    -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 25,033,186         97,045
                                           -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                           14,094,827     (4,061,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                       17,329,237      4,791,645
                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR     $31,424,064    $   730,589
                                           -----------    -----------


   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Years Ended August 31, 1996 and 1995
                 and the Ten Month Period Ended August 31, 1994

                                           Year Ended     Year Ended      Ten Months
                                           August 31,     August 31,         Ended
                                              1996           1995       August 31, 1994
                                        --------------  -------------  ----------------
Operating activities:
 Net loss                                  $(6,493,552)   $(7,599,611)      $(1,832,502)
 Depreciation and amortization                  77,253      1,156,772           868,423
 Amortization of debt issuance costs
  and discount                                 866,666            ---               ---
 Gain on settlement of liabilities                 ---        (58,230)              ---
 Loss on disposition of equipment/assets       182,020            ---           313,502
 Loss in investments in unconsolidated
  subsidiaries                                  13,272            ---               ---
 Impairment of inventory                           ---         57,602            77,558
 Impairment of property and equipment              ---        175,450               ---
 Impairment of intangibles                         ---      1,866,600               ---
 Impairment of oil and gas properties          419,835        608,181               ---
 Issuance of common stock for services
  & expenses                                       ---      1,482,664           167,500
 Other                                             ---            ---             4,064
 Changes in assets and liabilities:
   Accounts receivable                          53,905         65,977          (108,340)
   Other assets                               (211,222)      (325,289)          (85,585)
   Accounts payable                             62,638        394,784            83,501
   Accrued liabilities                        (116,766)       217,022             8,635
                                           -----------    -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES       (5,145,951)    (1,958,078)         (503,244)
                                           -----------    -----------       -----------

Investing activities:
 Investments in oil and gas properties        (155,938)    (2,458,596)              ---
 Investments in and advances to oil and
  gas ventures                              (2,644,837)           ---               ---
 Capital expenditures                       (3,728,770)      (404,822)          (15,432)
 Proceeds from disposition of assets           104,000            ---               ---
 Issuance of notes receivable                 (135,186)    (2,980,000)              ---
                                           -----------    -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES       (6,560,731)    (5,843,418)          (15,432)
                                           -----------    -----------       -----------

Financing activities:
 Proceeds from issuance of debentures,
   net of expenses                           3,346,723            ---               ---
 Proceeds from sales of common stock,
   net of expenses                          21,103,189     11,296,830         1,997,256
 Proceeds from issuance of short-term
  borrowings                                 4,848,476         47,813           200,000
 Principal payments on short-term
  borrowings                                (5,054,114)      (271,563)         (195,000)
 Purchase of treasury stock                        ---            ---            (3,595)
                                           -----------    -----------       -----------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                 24,244,274     11,073,080         1,998,661
                                           -----------    -----------       -----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                12,537,592      3,271,584         1,479,985

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                        4,791,645      1,520,061            40,076
                                           -----------    -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR     $17,329,237    $ 4,791,645       $ 1,520,061
                                           -----------    -----------       -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS - The principal activities of Fountain Oil Incorporated and its consolidated subsidiaries (collectively the "Company") involve the acquisition of interests in and development of oil and gas fields with a production history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes, including if successfully commercialized the Company's proprietary method for heating paraffinic and heavy oil with electric current. The Company typically acquires its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While it normally seeks to be the operator of substantial oil and gas projects in which it has an interest, the Company has acquired and expects to continue to acquire interests representing 50% or less of the equity in various oil and gas projects. Accordingly, certain of the activities in which the Company has an interest will be conducted through unconsolidated entities. The Company has acquired less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation. Following clarification of financial and other characteristics of these entities, some or all of them may be accounted for as unconsolidated subsidiaries.

     The Company has elected to change its fiscal year from August 31 to December 31, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. Accordingly, the accompanying consolidated financial statements include information for the four month transition period ended December 31, 1996. The comparable statements of operations and cash flows for the four month period ended December 31, 1995 and all related footnote disclosures are unaudited. Such unaudited information includes all adjustments necessary for a fair statement of the results of operations and cash flows. Results for the four month period may not be indicative of results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of Fountain Oil Incorporated and its majority owned subsidiaries. The majority owned subsidiaries are Electromagnetic Oil Recovery International Inc., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S. Inc., Gastron International Limited, Uentech Corporation and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. The Company's investments in certain oil and gas ventures are proportionately consolidated. Investments in less than majority-owned corporations and corporate-like entities are accounted for using the equity method of accounting.

     QUASI-REORGANIZATION - The Board of Directors of the Company approved a quasi-reorganization effective October 31, 1988. As of the date of the quasi-reorganization, the accumulated deficit of $39,952,292 was eliminated against capital in excess of par value.

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

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     RECLASSIFICATION - Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

     CASH AND CASH EQUIVALENTS - The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

     INVESTMENTS - The Company's investments in cash equivalents are classified as held to maturity and are carried at amortized cost which approximates fair value due to their short-term nature.

     INVENTORY - Inventory consists primarily of pipe, coating materials and other supplies used in the application of patented electrically enhanced oil recovery ("EEOR") technology, stated at the lower of cost or market using the average cost method, and is included in other current assets.

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

     OIL AND GAS PROPERTIES - The Company and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs, associated with property acquisition and exploration for and development of oil and gas reserves are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

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

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Nonmonetary assets are translated at historical exchange rates. Revenue and expense items

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for the four month periods ended December 31, 1996 and 1995, the years ended August 31, 1996 and 1995, and the ten month period ended August 31, 1994 were not material.

     INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

     IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of ("SFAS 121"). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this standard in the fourth quarter of the fiscal year ended August 31, 1995 had no effect on the Company's financial statements. The Company reviews all of its long-lived assets, except for its oil and gas assets, for impairment in accordance with SFAS 121. Prior to the adoption of SFAS 121, all long-lived assets including intangible assets, other than oil and gas properties, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows. The Company evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost ceiling limitation.

     STOCK-BASED COMPENSATION PLANS - In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") which sets forth accounting and disclosure requirements for stock-based compensation arrangements. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair-value method, rather than the intrinsic-value method prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion 25"). The Company has adopted only the disclosure requirements of SFAS 123 and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by APB Opinion 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

     RECENTLY ISSUED PRONOUNCEMENTS - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     these standards are not expected to have a material effect on the Company's earnings per share as disclosed.

3.   RESTRICTED CASH

     The Company has pledged $4,400,000 to collateralize a bank letter of credit issued to guarantee a $4,000,000 credit facility granted by a bank in Ukraine to Kashtan Petroleum, Ltd. ("Kashtan"), the entity operating the Lelyaky Field, Ukraine, in which the Company has an effective 40.5% ownership. This credit facility is to be utilized by Kashtan to pay its operating costs, including repayment of costs advanced by the Company on behalf of Kashtan and originally recorded by the Company as receivables from Kashtan. The Company has also pledged an additional $1,000,000 to collateralize another bank letter of credit to guarantee obligations of
     certain oil and gas ventures in which the Company has an interest.   In
     January 1997, the Company pledged an additional $1,000,000 to collateralize another bank letter of credit to guarantee obligations of certain oil and gas ventures in which the Company has an interest, increasing the restricted cash to $6,400,000.

4.   ACCOUNTS RECEIVABLE - AFFILIATED ENTITIES

     Of the $259,040 recorded as accounts receivable - affiliated entities at December 31, 1996, approximately $223,000 represented project expenses paid by the Company on behalf of, and to be reimbursed by, Kashtan.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment and the related accumulated depreciation at December 31, 1996 included the following:


                                                        Accumulated
                                             Cost      Depreciation       Net
                                        -----------------------------------------
EEOR equipment                             $  504,085     $(273,673)   $  230,412
EEOR construction-in-progress                  60,764           ---        60,764
Oil & gas related equipment                 6,956,709           ---     6,956,709
Office furniture, fixtures and
   equipment and other                        850,031      (331,437)      518,594
                                           ----------     ---------    ----------
PROPERTY AND EQUIPMENT, NET                $8,371,589     $(605,110)   $7,766,479
                                           ==========     =========    ==========

Property and equipment and the related accumulated depreciation at August 31, 1996 included the following:

                                                       Accumulated
                                             Cost      Depreciation       Net
                                        -----------------------------------------
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
                                           ==========     =========    ==========

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Property and equipment and the related accumulated depreciation at August 31, 1995 included the following:


                                                Accumulated
                                     Cost      Depreciation      Net
                                ---------------------------------------
EEOR equipment                     $  426,030     $(322,010)   $104,020
EEOR construction-in-progress         125,794           ---     125,794
Oil & gas related equipment               ---           ---         ---
Office furniture, fixtures and
   equipment and other                511,376      (211,359)    300,017
                                   ----------     ---------    --------
PROPERTY AND EQUIPMENT, NET        $1,063,200     $(533,369)   $529,831
                                   ==========     =========    ========

        Oil and gas related equipment represents new or refurbished drilling rigs and related equipment which the Company expects to transfer to Intergas JSC ("Intergas"), an entity in which the Company holds a 37% interest, to use in the Maykop Field, Republic of Adygea, Russian Federation. Such equipment has not yet been placed in service and therefore is not being depreciated. Upon the Company's transfer of the equipment to Intergas, the equipment will be reclassified as investments in and advances to oil and gas ventures and will have no effect on the Company's statement of operations.

6.   OIL AND GAS PROPERTIES AND INVESTMENTS

     The Company has acquired interests in oil and gas properties through joint ventures, partially owned corporate and other partially owned entities, and joint operating arrangements. A summary of the Company's oil and gas interests as of December 31, 1996, August 31, 1996 and August 31, 1995 are set out below:


OIL AND GAS PROPERTIES                       12/31/96       8/31/96     8/31/95
-------------------------------------------------------------------------------
United States and Canada
  Proved properties                       $ 1,029,947   $ 1,058,397   $ 802,333
  Unproved properties                         257,407       257,407     357,533
  Less: accumulated depreciation,
   depletion, amortization and
   impairment                              (1,028,016)   (1,028,016)   (608,181)
                                          -----------   -----------   ---------

TOTAL OIL AND GAS PROPERTIES, NET         $   259,338   $   287,788   $ 551,685
                                          ===========   ===========   =========

       During the fiscal years ended August 31, 1996 and August 31, 1995, the Company recognized an impairment of $419,835 and $608,181, respectively, on its oil and gas properties as a result of applying the full cost ceiling limitation. For the fiscal year ended August 31, 1996, the impairment related to the Rocksprings Field and the West Mexia projects in the United States. For the fiscal year ended August 31, 1995, the impairment related to the Rocksprings Field and Evangeline Parish projects in the United States. No impairment of oil and gas properties was recognized during the four month period ended December 31, 1996. Unevaluated properties and associated costs not currently being amortized and included in oil and gas properties in the United States and Canada at December 31, 1996, August 31, 1996 and August 31, 1995 were $257,407, $257,407 and $357,533 respectively, substantially all of which relate to the Rocksprings Field. These represent leasehold costs, which were incurred in fiscal 1995, and will be evaluated on the basis of a review of production results and test evaluations from a new well expected to be drilled in the

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     second quarter of 1997. The Company believes that these unevaluated properties will be substantially evaluated, and either depletion will commence or the properties will be impaired at that time.

INVESTMENTS IN AND ADVANCES TO OIL AND        12/31/96       8/31/96       8/31/95
 GAS VENTURES
----------------------------------------------------------------------------------
Ukraine - Lelyaky Field, Pryluki Region
    through an effective 40.5%
    ownership of Kashtan                   $ 2,398,566    $2,163,564    $   44,515
    Petroleum Ltd.
Adygea, Russian Federation - Maykop
    Field through 37% ownership in
    Intergas JSC                             4,439,213     2,780,263       174,564
Canada - Inverness Unit
    through 50% ownership in Focan Ltd.        106,646       106,646           ---
Albania - Gorisht-Kocul Field
    through 50% ownership of the joint
    venture                                  1,326,581       517,885       196,944
Ukraine - Stynawske Field, Boryslaw
    through 45% ownership of Boryslaw
    Oil Company                              1,655,803     1,321,241       942,182
                                           -----------    ----------    ----------
TOTAL INVESTMENTS IN AND ADVANCES TO
    OIL AND GAS VENTURES                   $ 9,926,809    $6,889,599    $1,358,205
                                           ===========    ==========    ==========

EQUITY IN PROFIT (LOSS) OF OIL AND GAS
 VENTURES                                    12 /31/96       8/31/96       8/31/95
----------------------------------------------------------------------------------
Ukraine - Lelyaky Field, Pryluki Region    $  (355,684)  $       ---    $      ---
Adygea, Russian Federation - Maykop
 Field                                        (601,366)          ---           ---
Canada - Inverness Unit                         (2,407)      (13,272)          ---
Albania - Gorisht-Kocul Field                 (399,789)          ---           ---
Ukraine - Stynawske Field, Boryslaw                ---           ---           ---
                                           -----------    ----------    ----------
TOTAL EQUITY IN PROFIT (LOSS) OF OIL
 AND GAS VENTURES                          $(1,359,246)   $  (13,272)  $       ---

TOTAL INVESTMENTS IN AND ADVANCES TO
 OIL AND GAS VENTURES, NET OF EQUITY LOSS  $ 8,567,563    $6,876,327    $1,358,205
                                           ===========    ==========    ==========

     The Company has made advances to its various, oil and gas ventures totaling $2,424,891 at December 31, 1996. Such advances which are classified as investments in and advances to oil and gas ventures, are only recoverable from future revenue of the ventures.

     The Company's interest in Focan Ltd. is accounted for using the equity method. Pending clarification of financial and other characteristics of the entities through which the Lelyaky, Maykop, Gorisht-Kocul and Stynawske field ventures will operate, such ventures are being accounted for using the equity method rather than proportionate consolidation.

     The cost of investments in the Lelyaky Field, the Maykop Field and the Stynawske Field ventures as of December 31, 1996 include $684,375, $1,668,750 and $176,250, respectively, representing the market value of shares issued in connection with the acquisition of interests in Kashtan Petroleum Ltd., Intergas JSC and Boryslaw Oil Company.

     None of the Company's oil and gas interests outside of the United States and Canada held by the above entities are being amortized, pending evaluation. At December 31, 1996, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no separate financial information has been presented.

     The development of the oil and gas properties owned through investments in oil and gas ventures involves a multi-year effort. The Company had working capital of $30,381,105 at December 31, 1996 and at that date had an additional $5,400,000 of restricted cash that was pledged to collateralize developmental expenditures by various oil and gas ventures. While the Company believes that it has the resources to fund all planned development of these properties through the end of 1997, continued development beyond 1997 assumes the availability of substantial additional funds from external sources. Less than projected funding from external sources and cash flows from production will result in a slower phasing of the development of some of the properties and ventures, reducing the early investment requirements but delaying the anticipated production build-up.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. The Company's management believes that it will be able to access external sources of funds to finance the net development costs of such properties and ventures through a combination of debt financing by the Company or the joint ventures or other entities that are developing the oil and gas properties, equity financing by the Company or otherwise, so that delays will not be experienced as a result of a shortage of financial resources. There can be no assurance, however, that the Company or any such entity will be able to arrange financing or that the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such entities or are deemed to be in the best interests of the Company and its stockholders or the participants, including the Company, in such entities.

     As of December 31 and August 31, 1996 and August 31, 1995, the Company had net investments in oil and gas properties and ventures totaling approximately $8,827,000, $7,164,000 and $1,910,000, respectively. Of these amounts, approximately $8,463,000, $6,783,000 and $1,358,000, respectively, relate to the ventures in Eastern Europe. Ultimate realization of the cost of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. The Company has plans for each of its Eastern European ventures to achieve levels of production and profits sufficient to recover its costs. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its costs. The Company will be entitled to distributions from the various ventures in accordance with the arrangements governing the respective ventures. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company delayed shipping its drilling equipment into the Russian Federation in connection with its arrangements for the Maykop field as a result of a failure by Intergas to complete some corporate formalities, and the Company in March 1997 declared a force majeure and suspended operations in the Gorisht-Kocul field in Albania as a result of political unrest in that country. These factors are beyond the Company's control but could have a material impact on the timing of future cash flows or the Company's ability to recover some or all of its investments in those projects.

     The consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

7.   NOTES RECEIVABLE

     The Company's notes receivable at December 31, 1996, and August 31, 1996 consisted of the following:

     Notes receivable of $190,186 due from the entity from which the Company acquired an interest in Kashtan in April 1996.

     The Company's notes receivable at August 31, 1995 consisted of the following:

     A $2,450,000 note receivable due from Gastron International Limited, which the Company at August 31, 1995 was proposing to acquire, that was applied in October 1995 against the purchase price of that company.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Notes receivable of $530,000 due from the entity from which the Company at August 31, 1995 was proposing to acquire an effective 36% interest in the Lelyaky field venture, $450,000 of which was applied in April 1996 against the purchase price of that interest.


8.    ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1996, August 31, 1996 and August 31, 1995 included the following:


                                            12/31/96    8/31/96    8/31/95
                                       -----------------------------------
Compensation, including related taxes     $  225,409   $209,283   $213,885
Professional fees                            104,150        ---     53,324
Rig transportation charges                   677,843        ---        ---
Other                                        117,023     88,230    147,070
                                          ----------   --------   --------
                                          $1,124,425   $297,513   $414,279
                                          ==========   ========   ========

9.   NOTES PAYABLE

     There were no notes payable outstanding as of December 31, 1996. Notes payable as of August 31, 1996 consisted of the following:

     1) $47,813 note payable to an insurance company dated March 2, 1996, with interest at 7.25% payable monthly, due December 2, 1996. The outstanding balance of this note at August 31, 1996 was $21,250, which approximated the fair value of the debt at that date.

     2) $89,140 note payable to an insurance company dated December 4, 1995, with interest at 7.86% payable monthly, due September 3, 1996. The outstanding balance of this note at August 31, 1996 was $9,906, which approximated the fair value of the debt at that date.

     Notes payable as of August 31, 1995 consisted of the following:

     1) $47,813 note payable to an insurance company dated March 3, 1995 with interest at 7.25% payable monthly, due December 4, 1995. The outstanding balance of this note at August 31, 1994 was $21,250, which approximated the fair value of the debt at that date.

10.  CONVERTIBLE SUBORDINATED DEBENTURES

     During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures at par and received net proceeds of $3,346,723 after commissions and expenses. The Debentures were convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. A maximum of 309,500 shares of the Company's Common Stock was issuable upon conversion of each $1,000,000 principal amount of the Debentures. At August 31, 1996, $3,450,000 principal amount of the Debentures had been converted into 997,324 shares of Common Stock. During the four months ended December 31, 1996, the remaining $300,000 principal amount of Debentures was converted into 59,125 shares of Common Stock.

     In accordance with Securities and Exchange Commission guidance published in early 1997, the August 31, 1996 consolidated statement of operations was restated to reflect a $795,500 charge related to the discount feature of the Debentures. The discount was amortized from the date of issuance to the earliest conversion dates.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has obligations, absolute and contingent, and may incur additional obligations, absolute and contingent, with respect to acquiring and developing its oil and gas properties and ventures. At December 31, 1996, the Company had unconditional obligations regarding the acquisition and development of its oil and gas properties and ventures amounting to $5,500,000, of which $4,000,000 is being satisfied through the collateralization of a letter of credit guaranteeing a Kashtan line of credit (see Note 3 of Notes to Consolidated Financial Statements), as well as the unconditional obligation to issue 425,000 shares of its Common Stock. In addition, the Company had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to $1,300,000, as well as the contingent obligation to issue an aggregate of 1,825,000 shares of its Common Stock. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards. Subsequent to December 31, 1996, the Company issued 175,000 shares of its Common Stock and paid $500,000, satisfying unconditional obligations which were outstanding at December 31, 1996.

     As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

     LEASE COMMITMENTS - The Company leases office space under non-cancelable operating lease agreements. The leases have remaining terms ranging up to nine years, some of which may be renewed at the Company's option. Rental expense for the four months ended December 31, 1996, the fiscal years ended August 31, 1996 and 1995, and the ten month period ended August 31, 1994 was $87,872, $186,444, $119,133 and $9,285, respectively.

     Future minimum rental payments for the Company's lease obligations as of December 31, 1996, are as follows:



                                 12/31/96
                                ----------
                1997            $  406,784
                1998               360,662
                1999               277,409
                2000               253,820
                2001               250,586
                Later years        569,895
                                ----------
                                $2,119,156
                                ==========

12. CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and advances to oil and gas ventures (see Note 6). The Company has temporary cash on deposit at major financial institutions, some of which are in excess of government insured limits. At December 31, 1996 and August 31, 1996 and 1995, the company had approximately $27,000,000, $14,000,000 and $2,000,000 on deposit in four, two and one such institutions, respectively.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCKHOLDERS' EQUITY

     On February 12, 1996, at an Annual Meeting of Shareholders, the shareholders of the Company approved an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 having $0.10 par value per share. The number of authorized shares of preferred stock of 5,000,000 also having a par value of $0.10 per share remained unchanged. As of December 31, 1996, 22,168,489 shares of Common Stock were issued and outstanding. No shares of preferred stock have been issued.

     During the ten-month period ended August 31, 1994, the years ended August 31, 1995 and 1996, and the four-month period ended December 31, 1996, the following transactions regarding the Company's Common Stock and warrants and options to purchase the Company's Common Stock were consummated pursuant to authorization by the Company's Board of Directors or duly constituted committees thereof.

     TEN MONTH PERIOD ENDED AUGUST 31, 1994

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

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     FISCAL YEAR ENDED AUGUST 31, 1995

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

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     FISCAL YEAR ENDED AUGUST 31, 1996

     . The issuance to investors of 5,000,000 shares for aggregate proceeds of $20,960,354 net of $1,539,646 of related offering costs.

     . The following are included in the issuance of Common Stock for purchase of interests in oil and gas ventures:

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

     . The following are included in the issuance of Common Stock upon conversion of debentures:

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          .. The issuance of 997,324 shares in a series of conversions of an aggregate of $3,450,000 principal amount of debentures convertible at various prices based on 82 1/2% of market price at the time of conversion.

          .. The adjustment to capital in excess of par in the amount of $311,088 related to deferred costs incurred in the issuance of debentures and $795,500 related to the discount feature of the debentures.

     . The following are included in the issuance of Common Stock upon warrant and option exercises:

          .. The issuance of 52,000 shares at a price of $1.50 per share in a series of option exercises.

          .. The issuance of 43,223 shares at a price of $1.50 per share in a series of warrant exercises.

     . The issuance of options exercisable at $3.8375 per share to purchase 30,000 shares were granted to non-employee directors at February 12, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 18 to Consolidated Financial Statements.

     FOUR MONTH PERIOD ENDED DECEMBER 31, 1996

     . The following are included in the issuance of Common Stock upon conversion of debentures:

          .. The issuance of 59,125 shares upon conversion of $300,000 principal amount of debentures convertible at 82 1/2% of market price at the time of conversion.

          .. The adjustment to capital in excess of par in the amount of $19,599 related to deferred costs incurred in the issuance of debentures.

     . The following are included in the issuance of Common Stock upon warrant and option exercises:

          .. The issuance of 12,000 shares at a price of $1.50 per share in a series of option exercises.

          .. The issuance of 486,668 shares at a price of $1.50 per share in a series of warrant exercises.

          .. The issuance of 14,286 shares at a price of $1.75 per share in a warrant exercise.

          .. The issuance of 1,139,800 shares at a price of $5.10 per share in a series of warrant exercises.

          .. The issuance of 3,080,000 shares at a price of $6.00 per share in a series of warrant exercises.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     . The issuance of options exercisable at $7.25 per share to purchase 381,000 shares were granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 18 to Consolidated Financial Statements.

     . The issuance of options exercisable at $8.99 per share to purchase 445,000 shares were granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 18 to Consolidated Financial Statements.

     The following table summarizes outstanding warrants to purchase the Company's Common Stock, all of which were exercisable:


                       NUMBER OF      EXERCISE         EXPIRATION
OUTSTANDING AT :       WARRANTS        PRICE              DATE
----------------------------------------------------------------------
OCTOBER 31, 1993          81,853   $    .25 - $75   7/11/94 to 8/1/95
  Issued               1,239,240   $1.125 - $1.75  6/30/97 to 11/3/97
  Exercised              (34,507)  $ .25 - $.4375  7/11/94 to 7/11/99
  Expired                (14,899)  $      5 - $75   7/11/94 to 8/1/94
  Canceled               (12,444)  $      5 - $75   7/11/94 to 8/1/94
                      ----------
AUGUST 31, 1994        1,259,243   $  .25 - $1.75   8/1/95 to 11/3/97
                      ==========

  Issued               4,383,800   $ 5.10 - $6.00             2/28/97
  Exercised             (715,066)  $  .25 - $1.75   8/1/95 to 11/3/97
                      ----------
AUGUST 31, 1995        4,927,977   $ 1.50 - $6.00  2/28/97 to 11/3/97
                      ==========
  Exercised              (43,223)  $         1.50             11/3/97
                      ----------
AUGUST 31, 1996        4,884,754   $ 1.50 - $6.00  2/28/97 to 11/3/97
                      ==========

  Exercised           (4,720,754)  $ 1.50 - $6.00  2/28/97 to 11/3/97
  Redeemed              (164,000)  $         6.00  2/28/97 to 11/3/97
                      ----------
DECEMBER 31, 1996              0
                      ==========

     During the four month period ended December 31, 1996, an aggregate of 4,383,800 warrants were called for redemption by the Company. If the average closing price of the Company's Common Stock exceeded $6.10 and $7.00 per share for 10 consecutive trading days, upon election of the Company and notice to the warrant holders the holders of 1,139,800 warrants and 3,244,000 warrants, respectively, were required either to exercise their warrants within a specified period or to have the warrants redeemed by the Company for a nominal redemption price. All but 164,000 of the 4,383,800 warrants called for redemption were exercised during the four month period ended December 31, 1996; the 164,000 warrants were redeemed. During the same period, an additional 500,954 warrants were also exercised by their holders. As a result, there were no outstanding warrants at the end of the period.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  NET LOSS PER COMMON SHARE

     Net loss per common share for the four month periods ended December 31, 1996 and December 31, 1995 and for the fiscal years ended August 31, 1996 and August 31, 1995, was based on the weighted average number of common shares outstanding. The weighted average number of shares used was 18,696,212 and 10,834,063, and 12,495,137 and 8,341,783, respectively.

15.  INCOME TAXES

     The Company and its domestic subsidiaries file U.S. consolidated income tax returns. No benefit for U.S. income taxes has been recorded in these consolidated financial statements because of the Company's inability to recognize deferred tax assets under provisions of SFAS 109. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par value. The provision for income taxes for the year ended August 31, 1995 consisted of taxes applicable to foreign operations.

     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:

                            FOUR MONTH            FOUR MONTH                                                   TEN MONTH
                           PERIOD ENDED          PERIOD ENDED         YEAR ENDED         YEAR ENDED          PERIOD ENDED
                         DECEMBER 31, 1996     DECEMBER 31, 1995    AUGUST 31, 1996    AUGUST 31, 1995       AUGUST 31, 1994
                        --------------------------------------------------------------------------------------------------------
Income tax benefit at
 statutory rate            $(885,515)              $(490,342)         $ (2,207,808)     $ (2,574,144)       $   (623,051)
Benefit of losses not
 recognized                  876,629                 490,342             2,197,879         2,566,836             617,709
Foreign tax provision            ---                     ---                   ---            28,600                 ---
Other, net                     8,886                     ---                 9,929             7,308               5,342
                           ---------               ---------          ------------      ------------        ------------
Provision for
 income taxes              $       0               $       0          $          0      $     28,600        $          0
                           ---------               ---------          ------------      ------------        ------------

Effective tax rate                 0%                      0%                    0%              0.4%                  0%

          The components of the deferred tax assets as of December 31, 1996 and August 31, 1996 and 1995 were as follows:


                                                                      DECEMBER 31, 1996  AUGUST 31, 1996    AUGUST 31, 1995
                                                                 ----------------------------------------------------------
Net operating loss carryforwards                                            9,520,000         8,906,000           7,276,823

Canadian net operating loss carryforwards                                   1,300,000         1,300,000           1,108,000
Patent rights and related equipment                                           975,803         1,282,072           1,588,341
Bad debt allowance                                                             35,776            35,776              35,776
Foreign tax credits                                                            28,600            28,600              28,600
                                                                         ------------      ------------        ------------
                                                                           11,860,179        11,552,448          10,037,540

Valuation allowance                                                       (11,860,179)      (11,552,448)        (10,037,540)
                                                                         ------------      ------------        ------------
Net deferred tax asset recognized in balance sheet                       $        ---      $        ---        $        ---
                                                                         ------------      ------------        ------------

     On August 1, 1991, and subsequently on August 17, 1994, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on a cumulative basis. As a result, only approximately $17,700,000 of the total U.S. net operating loss carryforwards of the Company that occurred prior to the change in ownership will be available for utilization. Approximately $10,300,000 of tax net operating loss carryforwards was incurred subsequent to the 1994 ownership change and therefore as of December 31, 1996 are not subject to the IRC
     Section 382 limitation. The net operating loss carryforwards expire from 1997 to 2010.

     In addition, there are $8,700,000 in federal net operating loss carryforwards which expire from 1999 to 2003 subject to the separate return limitation rules. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The Company has also generated approximately $3,800,000 of Canadian net operating loss carryforwards. The Canadian net operating loss carryforwards are subject to limitations similar to IRC Section 382.

     The Company's available NOL carryforwards may be used to offset future taxable income, if any, prior to their expiration. The Company may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

     The Company also has investment tax credit carryovers of $72,812 which begin to expire in 1997.

16.  SEGMENTS

     During the four months ended December 31, 1996 and the fiscal year ended August 31, 1996, the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use the EEOR technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology. Since oil and gas exploration and production activities were at a preliminary stage, revenues for the periods ended August 31 and December 31, 1996 were minimal. For the fiscal year ended August 31, 1995 and for the ten month period ended August 31, 1994, EEOR activities were reported as a separate business segment. For the fiscal year ended August 31, 1995 EEOR revenues related to contracts with one customer in Canada and China.

     Operating Revenue for the four month period ended December 31, 1996, the fiscal years ended August 31, 1996 and 1995 and the ten month period ended August 31, 1994 were as follows:


                                        12/31/96   8/31/96    8/31/95   8/31/94
                                     ------------------------------------------
OIL & GAS ACQUISITION & DEVELOPMENT
  United States                        $  ---     $  2,624  $     ---  $    ---
  Canada                                  16,980    23,938        ---       ---
                                       ---------  --------   --------  --------
TOTAL                                  $  16,980  $ 26,562   $      0  $      0
                                       ---------  --------   --------  --------

EEOR PROCESS SALES AND SERVICE
  United States                        $     ---  $    ---   $    ---  $  3,413
  Canada                                     ---     8,615    255,457       ---
  China                                      ---       ---    370,000       ---
  Other                                      ---       ---        ---       200
                                       ---------  --------   --------  --------
TOTAL                                  $       0  $  8,615   $625,457  $  3,613
                                       ---------  --------   --------  --------

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating Profit (Loss) for the four month period ended December 31, 1996, the fiscal years ended August 31, 1996 and 1995 and the ten month period ended August 31, 1994 were as follows:


                                           12/31/96        8/31/96        8/31/95      8/31/94
                                     -----------------------------------------------------------
OIL & GAS ACQUISITION & DEVELOPMENT
  United States                        $       ---     $    (3,262)   $  (608,822)  $        ---
  Canada                                     15,430         18,836            ---            ---
  Eastern Europe                         (2,994,745)    (5,624,406)    (3,961,622)           ---
                                        -----------    -----------    -----------    -----------
TOTAL                                  $ (2,979,315)   $(5,608,832)   $(4,570,444)  $        ---
                                        -----------    -----------    -----------   ------------

EEOR PROCESS SALES AND SERVICE
  United States                        $       ---     $      ---     $       (25)  $ (1,191,050)
  Canada                                     (4,052)       (30,857)    (3,411,070)      (229,999)
  China                                         ---            ---        116,915            ---
  Other                                         ---            ---        (18,296)       (45,296)
                                        -----------    -----------    -----------    -----------
TOTAL                                   $    (4,052)   $   (30,857)   $(3,312,476)  $ (1,466,345)
                                        -----------    -----------    -----------    -----------

     The Company's loss from investments in unconsolidated subsidiaries primarily pertains to operations in Eastern Europe.

     Identifiable Assets as of December 31, 1996 and as of August 31, 1996 and 1995 were as follows:


                                           12/31/96       8/31/96       8/31/95
                                     ------------------------------------------
CORPORATE(1)
  United States                         $ 7,580,219   $10,239,148   $ 4,228,216
  Canada                                        ---           ---           ---
  Western Europe                         29,049,022     7,517,066     3,872,468
                                        -----------   -----------   -----------
TOTAL                                   $36,629,241   $17,756,214   $ 8,100,684
                                        -----------   -----------   -----------

OIL & GAS ACQUISITION & DEVELOPMENT
  United States                         $ 6,786,714   $ 5,705,663   $   770,416
  Canada                                    831,930       642,451        19,815
  Eastern Europe                         11,127,176     7,984,213     1,358,205
  Other                                         ---           ---         5,000
                                        -----------   -----------   -----------
TOTAL                                   $18,745,820   $14,332,327   $ 2,153,436
                                        -----------   -----------   -----------

EEOR PROCESS SALES AND SERVICE
  Canada                               $  ---        $  ---         $   456,202
                                       ------------  ------------   -----------
TOTAL                                  $  ---        $  ---         $   456,202
                                       ------------  ------------   -----------

IDENTIFIABLE ASSETS - TOTAL             $55,375,061   $32,088,541   $10,710,322
                                        ===========   ===========   ===========

     (1) Principally cash and cash equivalents.

     The percentage of operating revenues for the four month period ended December 31, 1996, the fiscal years ended August 31, 1996 and 1995 and the ten month period ended August 31, 1994 are as follows:


                                       12/31/96   8/31/96   8/31/95   8/31/94
                                     ----------------------------------------
OIL & GAS ACQUISITION & DEVELOPMENT
  United States                             ---        10%      ---      ---
  Canada                                    100%       90%      ---      ---

EEOR PROCESS SALES AND SERVICE
  Canada                                    ---       100%       41%      94%
  China                                     ---       ---        59%       6%


                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUPPLEMENTAL CASH FLOW INFORMATION AND
     NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the four month periods ended December 31, 1996 and 1995, the fiscal years ended August 31, 1996 and 1995, and the ten month period ended August 31, 1994:

                                                        All amounts in $1,000

                                           12/31/96   8/31/96   12/31/95   8/31/95   8/31/94
                                        ----------------------------------------------------
Supplemental disclosures of cash flow
information:

 Interest paid during the year            $      17  $    146  $       3  $     28  $     47
                                          ---------  --------  ---------  --------  --------

Supplemental schedule of non-cash
activities:

 Acquisition of  common stock of
 subsidiaries resulting in elimination
 upon consolidation of  notes
 receivable of $2,450,000 (8/31/96 &
 12/31/95) and cancellation of $530,000
 (8/31/96)                                $     ---  $  2,980  $   2,450  $    ---  $    ---
                                          ---------  --------  ---------  --------  --------

 Issuance of Common Stock upon
 conversion of debentures (12/31/96 &
 8/31/96) and notes (8/31/95 & 8/31/94)   $     280  $  3,934  $     ---  $     50  $    150
                                          ---------  --------  ---------  --------  --------


 Issuance of Common Stock in connection
 with investments in oil and gas
 ventures                                 $     ---  $  2,353  $     ---  $    ---  $    ---
                                          ---------  --------  ---------  --------  --------

 Issuance of Common Stock in connection
 with compensation earned and third
 party services provided                  $     ---  $    ---  $     ---  $  1,730  $     18
                                          ---------  --------  ---------  --------  --------

 Issuance of Common Stock in connection
 with services related to equity
 financing                                $     ---  $    ---  $     ---  $    ---  $     32
                                          ---------  --------  ---------  --------  --------

 Accruals recorded applicable to
 investments in oil and gas ventures
 and property & equipment                 $     678  $    ---  $     ---  $     59  $    ---
                                          ---------  --------  ---------  --------  --------

18.  STOCK-BASED COMPENSATION PLANS

     On August 17, 1994, options to purchase 400,000 shares of the Company's Common Stock were issued to various individuals who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options are exercisable at an exercise price of $1.50 and are only exercisable at the time or within six months after services are rendered by such individuals. All of these options expire August 16, 1999.

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996, 1,500,000 shares of the Company's Common Stock have been reserved for possible issuance. The purpose of the 1995 Plan is to further the interest of the Company by enabling employees, directors, consultants and advisors of the Company to acquire a proprietary interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash and/or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. In 1996, the Company granted a total of 856,500 stock options under the 1995 Plan all of which were granted at or above market price at the time of grant. No stock appreciation rights had been granted as of December 31, 1996.


     A summary of the status of stock options granted under the 1994 and 1995 Plans is as follows:

                                                     SHARES
                                                    ISSUABLE
                                  SHARES             UNDER             WEIGHTED
                                AVAILABLE         OUTSTANDING          AVERAGE
                                FOR ISSUE           OPTIONS         EXERCISE PRICE
                              ----------------------------------------------------
Balance at October 31, 1993             0                   0
    Options:
      Granted at a premium            ---             400,000           $1.50
                              -----------------------------------
Balance at August 31, 1994              0             400,000

Balance at August 31, 1995              0             400,000
     1995 Plan Reserve          1,500,000
     Options:
       Granted at market          (30,000)             30,000            $3.84
       Exercised                      ---             (52,000)           $1.50
                              -----------------------------------
Balance at August 31, 1996      1,470,000             378,000            $1.69
     Options:
        Granted at market        (381,500)            381,500            $7.25
        Granted at a premium     (445,000)            445,000            $8.99
        Exercised                     ---             (12,000)           $1.50
                              -----------------------------------
Balance at December 31, 1996      643,500           1,192,500            $6.19
                              -----------------------------------

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows :




                                                                         SHARES
                                                                        ISSUABLE
                                                                          UNDER         WEIGHTED
                                                                       OUTSTANDING      AVERAGE
                                                                         OPTIONS     EXERCISE PRICE
                                                 --------------------------------------------------
Total exercisable:
    August 31, 1994                                                    104,000          $1.50
    August 31, 1995                                                    344,000          $1.50
    August 31, 1996                                                    342,000          $1.71
    December 31, 1996                                                  330,000          $1.71


     The weighted average fair value of options granted at market was $3.65 and $1.01 for the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996, respectively. The weighted average fair value of options granted at a premium was $1.73 for the four month period ended December 31, 1996; no options were granted at a premium for the fiscal year ended August 31, 1996. The weighted average fair value of all options granted during the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 was $2.52 and $1.01, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                      OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------------
                     NUMBER         WEIGHTED                        NUMBER
                    OF SHARES       AVERAGE          WEIGHTED      OF SHARES      WEIGHTED
    RANGE OF       OUTSTANDING     REMAINING         AVERAGE      EXERCISABLE     AVERAGE
 EXERCISE PRICES   AT 12/31/96        TERM        EXERCISE PRICE  AT 12/31/96  EXERCISE PRICE
---------------------------------------------------------------------------------------------
$1.50 to $7.00         366,000        2.58           $1.69            330,000           $1.71
$7.01 to $8.99         826,500        4.97           $8.19                  0
--------------       ---------                                        -------
$1.50 to $8.99       1,192,500                                        330,000
                     ---------                                        -------

     As discussed in Note 1 under "Stock-Based Compensation Plans," the Company accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. The fair value of each stock option granted by the Company was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for all periods presented: dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 4.79% to 6.16%; the average expected lives of options of 3.1 years; and volatility of 49.0% for all grants.

     There would not have been a material effect on net loss or net loss per common share had the compensation cost for the Company's stock-based compensation plans been determined based on

                          FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     fair values at the grant dates consistent with the method set forth in SFAS
     123. This effect is not likely to be representative of future pro forma amounts because of the exclusion of costs of grants before 1995 and the addition of awards to be granted in future years.

                                 EXHIBIT INDEX


                                                              FILED WITH
EXHIBIT                                                          THIS
NUMBER                         EXHIBIT                          REPORT
------                         -------                          ------

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

   3(2)            Registrant's Bylaws                            X

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

 *10(17)           1995 Long-Term Incentive Plan
                   (Incorporated herein by reference from
                   February 29, 1996 Form 10-QSB).

 *10(19)           Fee Agreement dated November 15, 1995
                   between Fountain Oil Incorporated and
                   Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form
                   10-KSB).

 *10(20)           Fee Agreement between Fountain Oil
                   Incorporated and Eugene J. Meyers
                   (Incorporated herein by reference from
                   August 31, 1996 Form 10-KSB).

 *10(21)           Amended Fee Agreement dated December 10,
                   1996 between Fountain Oil Incorporated and     X
                   Robert A. Halpin.


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
