Form 10KSB40/A
period 1996-08-31
FOUNTAIN OIL INC
filed 1997-04-24
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

COMMISSION FILE NUMBER                  0-9147
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

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation                    Long-Term Compensation
                    --------------------------------------         --------------------------
                                                                          Securities
                                                Other Annual              Underlying                All Other
Name and                                        Compensation               Options/                 Compensation
Principal Position        Year     Salary ($)       ($)                    SARs (#)                    ($)
------------------------------------------------------------------------------------------------------------------------------------


Oistein Nyberg            1996     154,104        83,151  (1)                 ---                      21,965   (7)
(1)                       1995     113,246        24,199  (1)                 ---                       6,125   (7)
                          1994         ---           ---                   44,000  (6)                    ---
Nils N. Trulsvik          1996     161,241         9,029                      ---                       8,635   (7)
(2)                       1995     147,754   (2)     ---                      ---                       6,344   (7)
                          1994         ---           ---                   60,000  (6)                    ---
Arnfin Haavik             1996     154,560        34,560  (3)                 ---                      21,259   (7)
(3)                       1995      92,685        24,234  (3)                 ---                       6,279   (7)
                          1994         ---           ---                   36,000  (6)                    ---
Gary J. Plisga            1996     150,300           ---                      ---                      15,613   (7)
(4)                       1995     104,777   (4)     ---                      ---                       6,556   (7)
                          1994         ---           ---                                                  ---
Arild Boe                 1996      149,380          ---                      ---                       8,780   (7)
(5)                       1995       22,125          ---                      ---                         ---
                          1994          ---          ---                   28,000  (6)                    ---

___________________
(1) Mr. Nyberg was elected President/CEO on March 9, 1995. Other annual compensation paid in fiscal 1995 includes $11,899 as a housing allowance and $7,738 in childrens' school fees. Other annual compensation paid in fiscal 1996 includes $54,441 as a housing allowance and $20,457 in childrens' school fees.

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

FOUNTAIN OIL INCORPORATED
     (Registrant)

By: /s/ Susan E. Palmer                              Date:  April 23, 1997
    ------------------------------------
    Susan E. Palmer, Corporate Secretary