Form 10-Q
period 1997-03-31
FOUNTAIN OIL INC
filed 1997-05-14
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 1997


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ___________ TO _______________


                      COMMISSION FILE NUMBER       0-9147


                           FOUNTAIN OIL INCORPORATED
------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              Delaware                                  91-0881481
------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
    INCORPORATION OR  ORGANIZATION)                  IDENTIFICATION NO.)


1400 Broadfield Blvd., Suite 100, Houston, Texas         77084-5163
------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)



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

The number of shares outstanding of issuer's common stock on April 30, 1997 was 22,411,489.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET

                                                     Unaudited
                                         ---------------------------------
                                             MARCH 31,      December 31,
                                               1997            1996
                                         --------------  -----------------

                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents               $  25,227,861   $ 31,424,064
  Trade accounts receivable, net                    841            849
  Accounts receivable - affiliated
   entities                                     564,078        259,040
  Other current assets                          965,510        621,562
                                        ---------------  -------------
Total current assets                         26,758,290     32,305,515

Restricted cash                               6,400,000      5,400,000
Notes receivable                                190,186        190,186
Property and equipment, net                   8,875,068      7,766,479
Oil and gas properties, net, full cost
 method (including unevaluated amounts of
 $750,160 and $257,407, respectively)         1,268,091        259,338
Investment in and advances to
  oil and gas ventures, net                  10,426,447      8,567,563
Other assets                                    155,315        885,980
                                        ---------------  -------------

TOTAL ASSETS                              $  54,073,397   $ 55,375,061
                                        ===============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                       $      899,878  $     799,985
  Accrued liabilities                           561,927      1,124,425
                                        ---------------- -------------
Total current liabilities                     1,461,805      1,924,410

Minority interest in subsidiaries               164,554        205,380

Stockholders' Equity:
  Preferred stock                                   ---            ---
  Common stock                                2,241,149      2,216,849
  Capital in excess of par value             81,989,757     80,851,120
  Accumulated deficit since October 31,
   1988                                     (31,783,868)   (29,822,698)
                                       ----------------  -------------
Total stockholders' equity                   52,447,038     53,245,271
                                       ----------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                  $   54,073,397  $  55,375,061
                                       ================  =============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                          Unaudited
                                        ------------------------------------------
                                                     Three Months Ended
                                                MARCH 31,         February 29,
                                                  1997                1996
                                        ------------------------------------------
                                                                    (Restated)
Operating Revenues:
  Consulting income                       $             ---   $              2,943
  Oil & gas production                               31,916                 41,142
                                        -------------------   --------------------
                                                     31,916                 44,085
                                        -------------------   --------------------

Operating Expenses:
  Lease operating expense                            13,980                 41,107
  Direct project costs                              172,297                263,724
  General and administrative                      1,383,627              1,088,962
  Depreciation, depletion and
   amortization                                      27,201                 16,135
  Impairment of oil and gas properties                  ---                233,000
  Loss from investments in
   unconsolidated subsidiaries                      648,788                    ---
                                        -------------------   --------------------
                                                  2,245,893              1,642,928
                                        -------------------   --------------------

OPERATING LOSS                                    2,213,977              1,598,843
                                        -------------------   --------------------

Other Income (Expense):
  Interest, net                                     311,151               (295,800)
  Other income                                       37,774                 12,313
  Loss on disposition of equipment                 (136,944)                   ---
                                        -------------------   --------------------
TOTAL OTHER INCOME (EXPENSE)                        211,981               (283,487)
                                        -------------------   --------------------

  Minority interest in loss of
   consolidated subsidiary                           40,826                    ---
                                        -------------------   --------------------

NET LOSS                                  $      (1,961,170)  $         (1,882,330)
                                        ===================   ====================

Weighted average number of
  common shares outstanding                      22,327,233             10,837,755
                                        -------------------   --------------------

NET LOSS PER COMMON SHARE                 $            (.09)  $              (0.17)
                                        ===================   ====================




See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.    FINANCIAL STATEMENTS
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                    Unaudited
                                        ----------------------------------
                                                 Three Months Ended
                                            MARCH 31,         February 29,
                                               1997               1996
                                          -------------      -------------
                                                               (Restated)
Operating activities:
  Net loss                                $  (1,961,170)     $  (1,882,330)
  Loss on disposition of equipment              136,944                ---
  Equity loss in unconsolidated
   subsidiaries                                 648,788                ---
  Minority interest in loss of
   consolidated subsidiary                      (40,826)               ---
  Impairment of oil and gas properties              ---            233,000
  Depreciation, depletion and
   amortization                                  27,201             16,135
  Amortization of debt issuance costs               ---            268,434
  Changes in assets and liabilities:
      Accounts receivable                      (305,030)           (49,207)
      Other current assets                     (343,948)           235,951
      Accounts payable                           99,893           (993,975)
      Accrued liabilities                      (562,498)           (35,044)
                                          -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES        (2,300,646)        (2,207,036)
                                          -------------      -------------

Investing activities:
  Restricted cash                            (1,000,000)               ---
  Investments in oil and gas properties        (750,012)               ---
  Purchase of property and equipment           (843,561)          (222,783)
  Proceeds from disposition of assets            42,750                ---
  Investments in and advances to oil
   and gas ventures                          (1,446,734)          (719,461)
                                          -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES        (3,997,557)          (942,244)
                                          -------------      -------------

Financing activities:
  Proceeds from exercise of options             102,000             18,000
  Cash provided from issuance of
   debentures, net                                  ---          3,346,714
  Principal payments on short term
   borrowings                                       ---            (37,722)
  Proceeds from issuance of note payable            ---              5,312
                                          -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       102,000          3,332,304
                                          -------------      -------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                            (6,196,203)           183,024
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                      31,424,064          1,541,272
                                          -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  $  25,227,861      $   1,724,296
                                          =============      =============

Non cash investing and financing
 activities:
  Issuance of common stock in
   connection with investments in oil
   and gas ventures                       $   1,060,937      $         ---
                                          =============      =============



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1997 AND FEBRUARY 29, 1996 (UNAUDITED)

(1)  Nature of Operations

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

     The consolidated condensed financial statements of the Company included herein have been prepared by the Company, without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The consolidated condensed balance sheet as of December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior year periods to conform to the current period presentation. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the four month period ended December 31, 1996 filed with the Securities and Exchange Commission.

     In accordance with Securities and Exchange Commission guidance published in early 1997, the consolidated statement of operations for the fiscal year ended August 31, 1996 was restated to reflect a $795,500 charge related to the discount feature of the Company's 8% Convertible Subordinated Debentures. The discount was amortized from the date of issuance to the earliest conversion dates of such Debentures. The restatement in the quarter ended February 29, 1996 resulted in an increase to interest expense of $238,070.

     The Company has changed its fiscal year end from August 31 to December 31, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. As the Company's fiscal year will continue to be December 31, the quarters of the current fiscal year do not coincide with the quarters of the previous fiscal year. In accordance with the rules and regulations of the Securities and Exchange Commission, the Company is filing its quarterly reports for the quarters of the current fiscal year without recasting data for the prior fiscal year because recasting is not practicable and cannot be cost justified. The results of operations for the three month period ended February 29, 1996 have been furnished as this period is the most nearly comparable to the three month period ended March 31, 1997 of the newly adopted fiscal year. There are no seasonal or other factors that would affect the comparability of information or trends of the period for the three months ended March 31, 1997 when compared to the three months ended February 29, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1997.

(2)  Restricted Cash

     As of December 31, 1996, the Company had pledged $5,400,000 to collateralize two bank letters of credit to guarantee credit facilities.
     In January 1997, the Company pledged an additional $1,000,000 to collateralize another bank letter of credit increasing the restricted cash to $6,400,000. These letters of credit have been used to arrange payment of $2,200,000 in operating costs of oil and gas ventures in which the Company has interests, including repayment of costs advanced by the Company on behalf of certain of such oil and gas ventures, and $2,050,000 has been utilized in arranging drilling rig mobilization, contracting and other costs including interest.

(3)  Accounts Receivable - Affiliated Entities

     Of the $564,078 recorded as accounts receivable - affiliated entities at March 31, 1997, approximately $527,000 represented project expenses paid by the Company on behalf of and billed to Kashtan Petroleum Ltd. ("Kashtan"), the entity which is developing the Lelyaky Field in Ukraine and in which the Company has an effective 40.5% ownership interest.

(4)  Property and Equipment

     Property and equipment and the related accumulated depreciation at March 31, 1997 and December 31, 1996 included the following:


                                             MARCH 31,    DECEMBER 31,
                                                1997         1996
                                          ------------   -------------
EEOR equipment                             $   564,849   $     564,849
Oilfield materials and equipment             1,296,722             ---
Oil & gas related equipment                  6,695,513       6,956,709
Office furniture, fixtures, equipment
 and other                                     953,145         850,031
                                          ------------   -------------
TOTAL PROPERTY AND EQUIPMENT                 9,510,229       8,371,589
Accumulated depreciation                      (635,161)       (605,110)
                                          ------------   -------------
NET PROPERTY AND EQUIPMENT                $  8,875,068   $   7,766,479
                                          ============   =============

     Oil and gas related equipment represents new or reconditioned drilling rigs and related equipment which the Company expects to transfer to Intergas JSC ("Intergas"), an entity in which the Company holds a 37% interest, to use in the Maykop Field, Republic of Adygea, Russian Federation. Such equipment is not being depreciated as the assets have not yet been placed in service. Upon the Company's transfer of the equipment to Intergas, the equipment would be reclassified as investments in and advances to oil and gas ventures, and the transfer would have no effect on the Company's statement of operations.

(5)  Oil and Gas Properties and Investments

     The Company has acquired interests in oil and gas properties through joint ventures, partially-owned corporate and other entities, and joint operating arrangements.

     A summary of the Company's oil and gas properties as of March 31, 1997 and December 31, 1996 are set out below:


                                                  MARCH 31,           DECEMBER 31,
      OIL AND GAS PROPERTIES                        1997                  1996
-----------------------------------            ------------           ------------
United States and Canada
  Proved properties                             $ 1,545,947            $ 1,029,947
  Unproved properties                               750,160                257,407
  Less: accumulated depreciation,
   depletion, amortization and impairment        (1,028,016)            (1,028,016)
                                               ------------           ------------
TOTAL OIL AND GAS PROPERTIES, NET               $ 1,268,091            $   259,338
                                               ============           ============

     During the three months ended March 31, 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. It is anticipated that a new well will be drilled in 1997 in which the Company's electrically enhanced oil recovery equipment will be installed. Unevaluated properties and associated costs included in oil and gas properties in the United States and Canada at March 31, 1997 and December 31, 1996, which are not currently being amortized, were $750,160 and $257,407, respectively, substantially all of which relate to the Sylvan Lake and Rocksprings Fields. The Rocksprings Field represents $257,407 of such costs, which were incurred in fiscal 1995, and will be evaluated on the basis of a review of production results and test evaluations from a third party well expected to be drilled on adjoining acreage in the second quarter of 1997. The Company believes that the Rocksprings Field properties will be substantially evaluated and either depletion will commence or the properties will be impaired at that time.

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

     The Company has entered into agreements with various entities in which it has an interest pursuant to which such entities are obligated to reimburse the Company for advances made on behalf of such entities. Repayment of advances is generally subject to revenue being generated by the entities, and such reimbursable amounts are included within the

     Company's investments in and advances to oil and gas ventures, unless the venture has demonstrated the ability to repay the advances within twelve months in which case such amounts are recorded as accounts receivable-affiliated entities. The amounts recorded at March 31, 1997 and December 31, 1996 as investments in and advances to oil and gas ventures are as follows:


INVESTMENTS IN AND ADVANCES TO                MARCH 31,       DECEMBER 31,
OIL AND GAS VENTURES                            1997              1996
--------------------------------------     ------------       -----------
Ukraine - Lelyaky Field, Pryluki Region
   through an effective 40.5% ownership
   of Kashtan Petroleum Ltd.               $  2,406,071       $ 2,398,566
Adygea, Russian Federation - Maykop
   Field through 37% ownership in
   Intergas JSC                               4,744,217         4,439,213
Canada - Inverness Unit
   through 50% ownership in Focan Ltd.          106,646           106,646
Albania - Gorisht-Kocul Field
   through 50% ownership of joint venture     1,551,035         1,326,581
Ukraine - Stynawske Field, Boryslaw
   through 45% ownership of Boryslaw
   Oil Company                                3,626,512         1,655,803
                                           ------------       -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES                       $ 12,434,481       $ 9,926,809
                                           ------------       -----------

EQUITY IN LOSS OF OIL AND GAS VENTURES
---------------------------------------
Ukraine - Lelyaky Field, Pryluki Region    $   (763,952)      $  (355,684)
Adygea, Russian Federation - Maykop Field      (729,795)         (601,366)
Canada - Inverness Unit                          (2,407)           (2,407)
Albania - Gorisht-Kocul Field                  (511,880)         (399,789)
Ukraine - Stynawske Field, Boryslaw                 ---               ---
                                           ------------       -----------
TOTAL EQUITY IN LOSS OF OIL AND GAS
 VENTURES                                    (2,008,034)       (1,359,246)
                                           ------------       -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES, NET OF EQUITY LOSS   $ 10,426,447       $ 8,567,563
                                           ============       ===========

     The Company has made cumulative advances to its various oil and gas ventures totaling $2,996,181 at March 31, 1997 and $2,424,891 at December 31, 1996. Such advances, which are included in investments in and advances to oil and gas ventures above, are only recoverable from future revenue of the ventures.

     The Company's interests in Focan Ltd. is accounted for using the equity method. Pending clarification of financial and other characteristics of the entities through which the Lelyaky, Maykop, Gorisht-Kocul and Stynawske Field ventures will operate, such ventures are being accounted for using the equity method rather than proportionate consolidation.

     The cost of investments in the Lelyaky Field, the Maykop Field and the Stynawske Field ventures at March 31, 1997 include $684,375, $1,668,750 and $1,237,187, respectively, representing the market value of shares issued in connection with the acquisition of interests in Kashtan, Intergas and Boryslaw Oil Company.

     None of the Company's oil and gas interests outside of the United States and Canada are being amortized, pending evaluation of initial drilling results.

     The Company has delayed shipping its drilling equipment into the Russian Federation in connection with its arrangements for the Maykop Field pending completion of corporate formalities and operating arrangements. The Company is in the process of dealing with these matters and anticipates they will be resolved during 1997. In March 1997, the Company declared the political unrest in Albania to be a force majeure and the activities related to the development of the Gorisht-Kocul Field were suspended as a result thereof. The suspension is expected to remain in effect until conditions in Albania permit the safe and efficient transportation of equipment and personnel to the Gorisht-Kocul Field and safe operating conditions prevail. The Company anticipates that operations could resume in a reasonable period after civil order is restored in the operating region.

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

(6)  Stockholders' Equity

     During the quarter ended March 31, 1997, the Company issued 68,000 shares of Common Stock and received $102,000 of gross proceeds upon the exercise of outstanding stock purchase options entitling the holder thereof to purchase shares of Common Stock at the exercise price of $1.50 per share. In addition, the Company issued 175,000 shares of Common Stock valued at $1,060,937 in connection with the acquisition of its interest in the Stynawske Field, Ukraine.

(7)  Net Loss Per Common Share

     Net loss per common share for the periods presented is based on the weighted average number of common shares outstanding.

(8)  Commitments and Contingencies

     The Company has obligations, absolute and contingent, and may incur additional obligations, absolute and contingent, with respect to acquiring and developing its oil and gas properties and ventures. At March 31, 1997, the Company's unconditional monetary obligations regarding the acquisition and development of its oil and gas properties and ventures did not exceed $5,800,000, of which $5,000,000 is being satisfied through the collateralization of letters of credit (see Note 2 of Notes to Unaudited Consolidated Condensed Financial Statements), and the Company's unconditional obligation to issue shares of its Common Stock involved a maximum of 250,000 shares. In addition, at that date, the Company had contingent monetary obligations relating to the acquisition and development of its oil and gas properties and ventures that did not exceed $1,300,000, and the Company's contingent obligation to issue shares of its Common Stock involved a maximum of 1,825,000 shares. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards.

     As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition

 During the quarter ended March 31, 1997, cash and cash equivalents decreased some $6,196,000 from $31,424,000 at December 31, 1996 to $25,228,000 on March
31, 1997. The principal elements of the decrease were (i) approximately $2,301,000 of net cash used in operating activities, including cash items associated with general and administrative expense and increases in accounts receivable-affiliated entities which reflected primarily advances and payments made to or for the benefit of or with the intention of ultimately benefiting oil and gas ventures in which the Company has interests, and decreases in accrued liabilities, (ii) investments in and advances to such oil and gas ventures during the quarter amounting to approximately $1,447,00, (iii) the deposit of an additional $1,000,000 in restricted bank accounts to collateralize letter of credit facilities for the benefit of oil and gas ventures in which the Company has interests, (iv) purchase of property and equipment of approximately $844,000, and (v) the acquisition of an interest in the Sylvan Lake heavy oil field involving cash payments during the quarter of $738,000.

 Accounts receivable - affiliated entities increased approximately $305,000 during the quarter ended March 31,1997 as a result of the Company paying project related expenses on behalf of Kashtan Petroleum, Ltd. ("Kashtan"), the entity which operates the Lelyaky Field, Ukraine, and in which the Company has an effective 40.5% ownership interest.

 During the three months ended March 31, 1997, the Company placed an additional $1,000,000 of cash in restricted deposit accounts with banks providing letters of credit at the request of the Company. This increased the restricted cash to $6,400,000, of which $4,400,000 collateralized a letter of credit that guarantees a $4,000,000 credit facility granted by a bank in Ukraine to Kashtan. The remainder collateralizes letters of credit guaranteeing obligations of oil and gas ventures in which the Company has an interest. The ability of the Company to regain control of a portion of the currently restricted cash and to return it to the status of a current asset is dependent upon the ability of the various ventures to pay their obligations that are secured, directly or indirectly, by such restricted cash. In the near term, the only source of funds for repayment by such ventures of some or all of such obligations may be advances to such ventures by the Company. (FLS) (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed under "Forward Looking Statements".)

 Property and equipment, net, increased from $7,766,000 at December 31, 1996 to $8,875,000 at March 31, 1997, primarily as a result of the Company's purchase during the quarter of tubular goods and other oilfield equipment costing approximately $1,297,000 in anticipation of transferring such equipment to the relevant ventures for use in the Maykop Field project in the Republic of Adygea, Russian Federation, and the Gorisht-Kocul Field project in Albania. (FLS) At March 31, 1997, $6,696,000 of the $8,875,000 of property and equipment, net, represented new or reconditioned drilling rigs and related equipment which the Company expects to transfer to Intergas JSC, the entity which will develop the Maykop Field and in which the Company has a 37% interest, for use in the Maykop Field. (FLS) Upon a transfer to such ventures, such property and equipment would be reclassified as investments in and advances to oil and gas ventures. (FLS) Such a transfer would have no effect on the Company's statement of operations. (FLS)

 Oil and gas properties, net, increased by approximately $1,009,000 during the quarter ended March 31, 1997, principally as a result of the Company's purchase of a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada. It is anticipated that a new well, to be financed by the Company, will be drilled in 1997 and that the Company's electrically enhanced oil recovery equipment will be installed in the well. (FLS)

 Investments in and advances to oil and gas ventures were approximately $2,508,000 during the quarter ended March 31, 1997 as the Company continued to fund projects in Eastern Europe, including the Russian Federation. Of this amount, approximately $1,061,000 related to the issuance of 175,000 shares of the Company's Common Stock in connection with the Company's acquisition of its 45% interest in the Stynawske Field project, Ukraine and an additional $500,000 reflects a cash payment also made during the quarter related to this acquisition. These investments and advances were partially offset by losses during the quarter from investments in these unconsolidated ventures of approximately $649,000.

 Other assets decreased approximately $700,000 during the three months ended March 31, 1997, primarily reflecting application of cash deposits paid in 1996 to the purchase of equipment and the acquisition of a 60% interest in the Sylvan Lake project.

 Accrued liabilities decreased from approximately $1,124,000 at December 31, 1996 to approximately $561,000 at March 31, 1997, primarily due to payment of approximately $677,000 of transportation charges incurred in December 1996 associated with shipping drilling rigs and related equipment intended for use in the Maykop Field project.

 Working capital decreased approximately $5,085,000 from $30,381,000 at December 31, 1996 to $25,296,000 at March 31, 1997, primarily as a result of the decrease in cash and cash equivalents during the quarter. Until the Company engages in its next significant financing, the Company expects working capital to decrease as it funds operations associated with its oil and gas properties and ventures.
(FLS)

 The Company has outstanding obligations with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. Some of these obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. During the quarter ended March 31, 1997, the Company paid $500,000 and issued 175,000 shares of its Common Stock in connection with the acquisition of the Stynawske Field, Ukraine, reflecting the satisfaction of certain conditions. At March 31, 1997, the Company's unconditional monetary obligations regarding the acquisition and development of oil and gas properties and ventures did not exceed $5,800,000, of which $5,000,000 is being satisfied through the collateralization of letters of credit, and the Company's unconditional obligation to issue shares of its Common Stock involved a maximum of 250,000 shares. In addition, at that date, the Company had contingent monetary obligations relating to the acquisition and development of its oil and gas properties and ventures that did not exceed $1,300,000, and the Company's contingent obligation to issue shares of its Common Stock involved a maximum of 1,825,000 shares. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred. (FLS)

 Developing the oil and gas properties and ventures in which the Company has or expects to acquire an interest involves a multi-year effort. The Company had working capital of approximately $25,296,000 at March 31, 1997, and at that date $2,150,000 of credit facilities were available for unconsolidated entities resulting from restricted cash of $6,400,000 pledged by the Company to collateralize letters of credit to be utilized to support, directly or indirectly, developmental expenditures by various oil and gas ventures. The Company believes that it has the resources, including anticipated cash flows from production by some of the oil and gas properties and ventures, to fund all planned development of oil and gas properties and ventures during the nine to twelve months subsequent to March 31, 1997. The Company also has some flexibility in postponing or reducing the cash outlay by revising project programs or delaying specific activities. (FLS) Further development would require substantial additional funds from external sources. (FLS) Less than projected funding from external sources and cash flows from production will result in a slower phasing of the development of some or all of the properties and ventures, reducing the early investment requirements but delaying the anticipated production build up. (FLS)

 The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. The Company believes that it will be able to access external sources of funds to finance the net development costs of such properties and ventures through a combination of debt financing by the Company or the joint ventures or other entities that are developing the oil and gas properties, equity financing by the Company or otherwise, so that delays will not be experienced as a result of a shortage of financial resources. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. (FLS) To the extent loans are taken in the entities through which oil and gas ventures have been organized, it is likely that the Company will be required to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency. (FLS) There can be no assurance, however, that the Company or any such entity will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such equity or debt financing as is available will be on terms that are attractive or acceptable to the Company or such entities or are deemed to be in the best interest of the Company and its stockholders or the participants, including the Company, in such entities. (FLS)

 As of December 31, 1996, the Company had net investments in oil and gas properties and ventures totaling approximately $8,827,000. Of this amount, approximately $8,463,000 related to the ventures in Eastern Europe. As of March 31, 1997, the Company had net investments in oil and gas properties and ventures totaling approximately $11,695,000, of which approximately $10,322,000 relates to projects in Eastern Europe. Ultimate realization of the cost of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. The Company has plans for each of its Eastern European ventures to achieve levels of production and profits sufficient to recover its costs.

However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its costs. (FLS) The Company will be entitled to distributions from the various ventures in accordance with the arrangements governing the respective ventures. (FLS)

 As the oil and gas ventures in which the Company has interests approach and pursue active operations, it is anticipated that the rate at which the Company makes investments in and advances to such ventures will increase. (FLS) Workover operations are underway for the recompletion of twelve existing wells in the Lelyaky Field in Ukraine. The Company has delayed shipping its drilling equipment into the Russian Federation in connection with its arrangements for the Maykop Field pending completion of corporate formalities and operating arrangements. The Company is in the process of dealing with these matters and anticipates they will be resolved during 1997. (FLS) In March 1997, the Company declared the political unrest in Albania to be a force majeure and the activities related to the development of the Gorisht-Kocul Field were suspended as a result thereof. The suspension is expected to remain in effect until conditions in Albania permit the safe and efficient transportation of equipment and personnel to the Gorisht-Kocul Field and safe operating conditions prevail.
(FLS) The Company anticipates that operations could resume in a reasonable period after civil order is restored in the operating region. (FLS) The Company is negotiating the production license for the Stynawske Field in Ukraine, and it is presently anticipated that a license will be granted during 1997. (FLS)

 The consolidated condensed financial statements of the Company do not give effect to any impairment in the value of the Company's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. (FLS) The Company's consolidated condensed financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern. (FLS)

 Results of Operations

 The Company recorded an operating loss of $2,213,977 during the three months ended March 31, 1997 compared with $1,598,843 for the three months ended February 29, 1996. The increased loss is attributable primarily to (i) the $649,000 loss from investments in unconsolidated subsidiaries in the 1997 quarter and (ii) a $295,000 increase in general and administrative expense from the 1996 to 1997 quarter, partially offset by (a) a 1996 $233,000 impairment of oil and gas properties that had no counterpart in the 1997 quarter and (b) a $91,000 reduction in direct project costs.

 Direct project costs for the three month period ended March 31, 1997 amounted to approximately $172,000 as compared with approximately $264,000 for the quarter ended February 29, 1996. Direct project costs represents costs incurred on projects in the preliminary stages before agreements have been reached, as well as costs incurred on active projects which the Company cannot charge to the ventures developing the projects. The magnitude of direct project costs are expected to vary from period to period depending upon the activities. (FLS)

 General and administrative expense for the three month period ended March 31, 1997 amounted to approximately $1,384,000 as compared to approximately $1,089,000 for the quarter ended February 29, 1996. This increase is largely attributable to the build-up of staff associated with increased activity relating to the projects in Eastern Europe, partially offset by increased allocation to the various oil and gas ventures of personnel, travel and associated overhead expenses attributable to the oil and gas projects being undertaken by such ventures. As the Company's oil and gas activities increase, the Company expects its organization to grow and its general and administrative expense to increase. (FLS) The Company will continue to allocate appropriate costs to the various oil and gas ventures and, accordingly, does not expect growth in personnel to be reflected fully in its general and administrative expenses. (FLS)

 The $649,000 loss from investments in unconsolidated subsidiaries recognized during the quarter ended March 31, 1997 represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations was largely a result of general and administrative expenses incurred by such entities in preparing for the commencement of operations. As these ventures are still in the initial development stage, no operating revenues have yet been received. As the ventures complete the initial development phase and place production on line, the Company expects the ventures to recognize revenues that will eventually offset the cost of operations. (FLS) During the three month period ended February 29, 1996, no equity loss from unconsolidated subsidiaries was recognized since the Company was still in the process of acquiring its interest in oil and gas ventures.

 The Company recorded operating revenue of approximately $31,916 during the quarter ended March 31, 1997, as compared with operating revenue of approximately $44,085 for the quarter ended February 29, 1996. The revenue in both quarters is attributable primarily to a modest amount of oil and gas production in Canada.

 During the quarter ended March 31, 1997, the Company reported net interest income of approximately $311,000, compared to net interest expense of approximately $296,000 during the three month period ended February 29, 1996. The net interest income for the current period relates primarily to the relatively high average cash balances reflecting the Company's financing activities during calendar 1996. The net interest expense for the prior year period related primarily to the amortization of financing costs, discount and interest related to the Company's 8% Convertible Subordinated Debentures.

 The net loss for the quarters ended March 31, 1997 and February 29, 1996 was comparable, as the greater operating loss in the 1997 quarter was largely offset by the shift from interest expense to interest income. The significant decrease in net loss per common share from the 1996 to the 1997 quarter reflects primarily the issuance by the Company of a substantial number of shares of its Common Stock in a June 1996 equity offering and in subsequent exercises of stock purchase warrants during 1996.

 Other Matters

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not yet effective.

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

                     3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994 Form 8-K).

                     3(2) Registrant's Bylaws (Incorporated herein by reference from December 31, 1996, Form 10-K).

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

*10(17)        Amended 1995 Long-Term Incentive Plan.

*10(19)        Fee Agreement dated November 15, 1995 between
               Fountain Oil Incorporated and Robert A. Halpin
               (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(20) Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(21) Amendment dated December 10, 1996 to Fee Agreement between Fountain Oil Incorporated and Robert A.
               Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).

*10(22)        Employment Agreement between Fountain Oil
               Incorporated and Whitfield Fitzpatrick.

*10(23)        Management Services Agreement between Fountain Oil
               Services Incorporated and Orest Senkiw.

*10(24)        Employment Agreement between Fountain Oil
               Incorporated and Alfred Kjemperud.

27             Financial Data Schedule (EDGAR filing only)


(b)   Reports on Form 8-K

      On January 21, 1997, the Company filed a Form 8-K dated January 7, 1997 reporting Item 9. Sale of Equity Securities Pursuant to Regulation S, regarding the sale of securities pursuant to exercise of outstanding options.

      On April 25, 1997, the Company filed a Form 8-K dated February 11, 1997 reporting Item 9. Sale of Equity Securities Pursuant to Regulation S, regarding the sale of securities pursuant to the issue of shares in connection with the development of an oil and gas field.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FOUNTAIN OIL INCORPORATED



Date: May 12, 1997                       By:  /s/Arnfin Haavik
                                              --------------------------
                                              Arnfin Haavik
                                              Executive Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX



                                                                      FILED WITH
EXHIBIT                                                                  THIS
NUMBER                                     EXHIBIT                      REPORT
--------                                   --------                   ----------

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

3(1)                         Registrant's Certificate of
                             Incorporation and amendments thereto
                             (Incorporated herein by reference from
                             December 16, 1994 Form 8-K).

3(2)                         Registrant's Bylaws (Incorporated
                             herein by reference from December 31,
                             1996, Form 10-K).

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

10(3)                        Securities Compensation Plan
                             (Incorporated herein by reference from
                             August 31, 1994 Form 10-KSB, filed by
                             Electromagnetic Oil Recovery, Inc.,
                             the Company's predecessor).


10(4)                        Form of Certificate for Common Stock Purchase
                             Warrants issued pursuant to the Securities
                             Compensation Plan (Incorporated herein by reference from Form S-8 Registration Statement,
                             File No. 33-82944 filed on August 17, 1994, filed by Electromagnetic Oil Recovery, Inc., the
                             Company's predecessor).

10(5) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form
                             10-KSB, filed by Electromagnetic Oil Recovery,
                             Inc., the Company's predecessor).

10(6)                        Form of Certificate for Common Stock Purchase
                             Warrants issued to certain investors in August
                             1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the
                             Company's predecessor).

10(7)                        Employment Agreement between Fountain Oil
                             Incorporated and Oistein Nyberg (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(8)                        Employment Agreement between Fountain Oil
                             Incorporated and Nils N. Trulsvik (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(9)                        Employment Agreement between Fountain Oil
                             Incorporated and Einar H. Bandlien (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(10)                       Employment Agreement between Fountain Oil
                             Incorporated and Arnfin Haavik (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(11)                       Employment Agreement between Fountain Oil
                             Incorporated and Svein E. Johansen (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(12)                       Employment Agreement between Fountain Oil
                             Incorporated and Arild Boe (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

10(15)                       Employment Agreement between Fountain Oil
                             Incorporated and Ravinder S. Sierra (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).


10(16)                       Employment Agreement between Fountain Oil
                             Incorporated and Susan E. Palmer (Incorporated herein by reference from August 31, 1995 Form
                             10-KSB).

10(17)                       Amended 1995 Long-Term Incentive Plan.            X

10(19)                       Fee Agreement dated November 15, 1995 between
                             Fountain Oil Incorporated and Robert A. Halpin
                             (Incorporated herein by reference from August
                             31, 1996 Form 10-KSB).

10(20) Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

10(21)                       Amendment dated December 10, 1996 to Fee
                             Agreement between Fountain Oil Incorporated and
                             Robert A. Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).

10(22)                       Employment Agreement between Fountain Oil
                             Incorporated and Whitfield Fitzpatrick.           X


10(23)                       Management Services Agreement between Fountain
                             Oil Services Incorporated and Orest Senkiw.       X


10(24)                       Employment Agreement between Fountain Oil
                             Incorporated and Alfred Kjemperud.                X

27                           Financial Data Schedule                           X
