Form 10-Q
period 1997-06-30
FOUNTAIN OIL INC
filed 1997-08-14
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ____________________.

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

-------------------------------------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

The number of shares outstanding of issuer's common stock on July 31, 1997 was 22,447,489.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1. FINANCIAL STATEMENTS
        CONDENSED CONSOLIDATED BALANCE SHEET

                                                   Unaudited
                                                  ------------
                                                    JUNE 30,      December 31,
                                                      1997            1996
                                                  ------------    ------------

                          ASSETS
                          ------
Current Assets:
  Cash and cash equivalents                       $ 19,987,309    $ 31,424,064
  Accounts receivable - affiliated entities            406,916         259,040
  Other current assets                               1,090,128         622,411
                                                  ------------    ------------
               Total current assets                 21,484,353      32,305,515

Restricted cash                                      9,700,000       5,400,000
Notes receivable                                       190,186         190,186
Property and equipment, net                          8,641,467       7,766,479
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $768,180
  and $257,407, respectively)                        1,273,376         259,338
Investment in and advances to
  oil and gas ventures, net                         10,877,045       8,567,563
Other assets                                           162,773         885,980
                                                  ------------    ------------
               TOTAL ASSETS                       $ 52,329,200    $ 55,375,061
                                                  ============    ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Current Liabilities:
  Accounts payable                                $    520,684    $    799,985
  Accrued liabilities                                  645,781       1,124,425
                                                  ------------    ------------
               Total current liabilities             1,166,465       1,924,410

Minority interest in subsidiaries                      125,936         205,380

Stockholders' Equity:
  Preferred stock                                           --              --
  Common stock                                       2,244,749       2,216,849
  Capital in excess of par value                    82,040,156      80,851,120
  Accumulated deficit since October 31, 1988       (33,248,106)    (29,822,698)
                                                  ------------    ------------
               Total stockholders' equity           51,036,799      53,245,271
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 52,329,200    $ 55,375,061
                                                  ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Unaudited                   Unaudited
                             ------------------------     ------------------------
                                Three Months Ended           Six Months Ended
                               JUNE 30,      May 31,       JUNE 30,       May 31,
                                1997          1996           1997          1996
                             ------------------------     ------------------------
                                           (restated)                   (restated)
Operating Revenues:
  Consulting income          $       --    $       --      $       --   $    2,943
  Oil and gas production         77,744         8,455         109,660       14,728
                             ----------    ----------      ----------   ----------
                                 77,744         8,455         109,660       17,671
                             ----------    ----------      ----------   ----------

Operating Expenses:
  Lease operating expense        54,070         1,295          68,050        7,491
  Other direct project cost     221,556       348,493         393,853      612,217
  General and administrative    763,752       541,447       2,147,379    1,630,409
  Depreciation, depletion and
    amortization                 50,427        16,337          77,628       32,472
  Impairment of oil and
    gas properties                   --        35,790              --      268,790
  Loss (gain) from investments
    in unconsolidated
    subsidiaries                715,994        (2,365)      1,364,782       (2,323)
                             ----------    ----------      ----------   ----------
                              1,805,799       940,997       4,051,692    2,549,056
                             ----------    ----------      ----------   ----------
OPERATING LOSS                1,728,055       932,542       3,942,032    2,531,385
                             ----------    ----------      ----------   ----------
Other Income (Expense):
  Interest, net                 389,129      (638,214)        700,280     (934,014)
  Other income (expense)        (79,081)       18,564         (41,307)      30,877
  Loss on disposition
    of equipment                (84,849)           --        (221,793)          --
                             ----------    ----------      ----------   ----------
TOTAL OTHER INCOME (EXPENSE)    225,199      (619,650)        437,180     (903,137)
                             ----------    ----------      ----------   ----------
Minority interest in loss of
  consolidated subsidiary        38,618            --          79,444           --
                             ----------    ----------      ----------   ----------
NET LOSS                     $1,464,238    $1,552,192      $3,425,408   $3,434,522
                             ==========    ==========      ==========   ==========
Weighted average number of
  common shares outstanding  22,428,500    11,185,164      22,378,146   11,039,731
                             ----------    ----------      ----------   ----------
NET LOSS PER COMMON SHARE    $    (0.07)   $    (0.14)     $    (0.15)  $    (0.31)
                             ==========    ==========      ==========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Unaudited
                                                        --------------------------------------
                                                                  Six Months Ended
                                                        JUNE 30, 1997             May 31, 1996
                                                        --------------------------------------
                                                                                   (restated)
Operating activities:
  Net loss                                                $ (3,425,408)            $(3,434,522)
  Loss on disposition of equipment                             221,793                      --
  Equity loss in unconsolidated subsidiaries                 1,364,782                      --
  Minority interest in loss of consolidated subsidiary         (79,444)                     --
  Impairment of oil and gas properties                              --                 268,790
  Depreciation, depletion and amortization                      77,628                  32,472
  Amortization of debt issuance costs                               --                 833,157
  Changes in assets and liabilities:
      Accounts receivable                                     (147,876)                (44,828)
      Other current assets                                    (467,717)                292,289
      Accounts payable                                        (279,301)               (782,076)
      Accrued liabilities                                     (478,644)                125,971
                                                          ------------             -----------
NET CASH USED IN OPERATING ACTIVITIES                       (3,214,187)             (2,708,747)
                                                          ------------             -----------
Investing activities:
  Restricted cash                                           (4,300,000)                     --
  Investments in oil and gas properties                       (773,610)                     --
  Purchase of property and equipment                          (862,780)               (233,058)
  Proceeds from disposition of assets                          171,150                      --
  Investments in and advances to oil and gas ventures       (2,613,328)             (1,645,426)
                                                          ------------             -----------
NET CASH USED IN INVESTING ACTIVITIES                       (8,378,568)             (1,878,484)
                                                          ------------             -----------
Financing activities:
  Proceeds from exercise of options                            156,000                  18,000
  Cash provided from issuance of debentures, net                    --               3,346,714
  Principal payments on short term borrowings                       --                 (92,998)
  Proceeds from issuance of note payable                            --               4,619,510
  Proceeds from short term borrowings                               --                 148,551
                                                          ------------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      156,000               8,039,777
                                                          ------------             -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (11,436,755)              3,452,546
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              31,424,064               1,541,272
                                                          ------------             -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 19,987,309             $ 4,993,818
                                                          ============             ===========
Non cash investing and financing activities:
  Issuance of common stock in connection with
  investments in oil and gas ventures                     $  1,060,937             $        --
                                                          ============             ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1997 AND MAY 31, 1996 (UNAUDITED)


(1)  General
     -------

     The condensed consolidated financial statements of the Company included herein have been prepared by the Company. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flow for the interim period. The condensed consolidated balance sheet as of December 31, 1996 was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications were made to the prior year periods' financial information to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the four month transition period ended December 31, 1996 filed with the Securities and Exchange Commission.

     The Company has changed its fiscal year end from August 31 to December 31, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. As the Company's fiscal year will continue to be December 31, the quarters of the current fiscal year do not coincide with the quarters of the previous fiscal year. The Company is filing its quarterly reports for the quarters of the current fiscal year without recasting data for the prior fiscal year because recasting is not practicable and cannot be cost justified. The results of operations for the three and six month periods ended May 31, 1996 have been presented since these periods are the most nearly comparable to the three and six month periods ended June 30, 1997 of the newly adopted fiscal year. There are no seasonal or other factors that would affect the comparability of information or trends for the three and six month periods ended June 30, 1997 when compared to the three and six month periods ended May 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1997.

     In accordance with Securities and Exchange Commission guidance published in early 1997, the consolidated statement of operations for the fiscal year ended August 31, 1996 was restated to reflect a $795,500 charge related to the discount feature of the Company's 8% Convertible Subordinated Debentures. The discount was amortized from the date of issuance to the earliest conversion dates of such Debentures. The restatement in the three and six month periods ended May 31, 1996 resulted in an increase to interest expense of $528,398 and $766,468, respectively.

     Participation in ventures having corporate characteristics in which the Company's equity interest is 50% or less is accounted for using the equity method. This applies to the Company's participation in its four present ventures in Eastern Europe, including the Russian Federation, as well as its participation in Focan Ltd. which holds an interest in the

     Inverness Unit in Canada.

     The condensed consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in, including advances to, oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. The Company's condensed consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations and cash flows of the Company and ultimately its ability to continue as a going concern.

     Oil and Gas Properties - The Company and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

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

     Recently Issued Pronouncements - In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of these standards is not expected to have a material effect on the Company's earnings per share as disclosed.

(2)  Other Current Assets
     --------------------

     Included within these figures is inventory of $192,000 and $232,000 at June 30, 1997 and December 31, 1996, respectively.

(3)  Restricted Cash
     ---------------

     During the six month period ended June 30, 1997, the Company has pledged an additional $4,300,000 to collateralize bank letters of credit, increasing the restricted cash to $9,700,000 as of June 30, 1997. These letters of credit have been used to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project, under which $5,000,000 was outstanding at June 30, 1997. Kashtan utilizes such borrowings to pay Lelyaki Field project operating costs, including repayment of costs previously paid by the Company on behalf of Kashtan. An additional $2,350,000 has been utilized to assure payment for drilling rig mobilization, contracting and other goods and services, including interest, procured by Kashtan and by the joint venture which operates the Gorisht-Kocul project. At June 30, 1997, $2,350,000 remained available to secure future borrowings, including those made to pay operating costs, and other obligations of oil and gas ventures in which the Company has interests. If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of nonperformance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit. In such an event, the amounts withdrawn from the restricted cash deposits would be reclassified as advances to oil and gas ventures.

(4)  Property and Equipment
     ----------------------

     Property and equipment and the related accumulated depreciation at June 30, 1997 and December 31, 1996 included the following:

                                                      JUNE 30,      DECEMBER 31,
                                                        1997            1996
                                                     ----------    ------------
Equipment for electrically enhanced oil recovery     $  564,849      $  564,849
Oilfield materials and equipment                      1,077,718              --
Drilling rigs and related equipment                   6,695,513       6,956,709
Office furniture, fixtures, equipment and other         973,390         850,031
                                                     ----------      ----------
TOTAL PROPERTY AND EQUIPMENT                          9,311,470       8,371,589
Accumulated depreciation                               (670,003)       (605,110)
                                                     ----------      ----------
NET PROPERTY AND EQUIPMENT                           $8,641,467      $7,766,479
                                                     ==========      ==========


     Drilling rigs and related equipment represents new or reconditioned drilling rigs and related equipment which the Company expects to transfer to Intergas JSC ("Intergas"), an entity in which the Company holds a 37% interest, to use in the Maykop Field, Republic of Adygea, Russian Federation. Such equipment is not being depreciated as the assets have not yet been placed in service. Upon the Company's transfer of the equipment to Intergas, the equipment would be reclassified as investments in and advances to oil and gas ventures, with no effect on the Company's statement of operations.


(5)  Oil and Gas Properties and Investments
     --------------------------------------

     A summary of the Company's oil and gas properties as of June 30, 1997 and December 31, 1996 are set out below:

                                                                   JUNE 30,                 DECEMBER 31,
OIL AND GAS PROPERTIES                                              1997                       1996
----------------------                                           -----------                -----------
United States and Canada
  Proved properties                                              $ 1,545,947                $ 1,029,947
  Unproved properties                                                768,180                    257,407
  Less: accumulated depreciation, depletion,
           amortization and impairment                            (1,040,751)                (1,028,016)
                                                                 -----------                -----------
TOTAL OIL AND GAS PROPERTIES, NET                                $ 1,273,376                $   259,338
                                                                 ===========                ===========

     During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. It is anticipated that a new well will be drilled in 1997 in which the Company's electrically enhanced oil recovery equipment will be installed. Unevaluated properties and associated costs included in oil and gas properties in the United States and Canada at June 30, 1997 and December 31, 1996, which are not currently being amortized, were $768,180 and $257,407, respectively, substantially all of which relate to the Sylvan Lake and Rocksprings Fields. The Rocksprings Field represents $257,407 of such costs, which were incurred in fiscal 1995, and will be evaluated on the basis of a review of production results and test evaluations from a third party well expected to be drilled on adjoining acreage during the second half of 1997. The Company believes that the Rocksprings Field properties will be substantially evaluated and either depletion will commence or the properties will be impaired at that time.


(6)  Investment In and Advances to Oil and Gas Ventures
     --------------------------------------------------

     The amounts recorded at June 30, 1997 and December 31, 1996 as investments in and advances to oil and gas ventures are as follows:

INVESTMENTS IN AND ADVANCES TO                      JUNE 30,       DECEMBER 31,
OIL AND GAS VENTURES                                  1997            1996
-------------------------------------------------------------------------------
Ukraine - Lelyaki Field, Pryluki Region
   through an effective 40.5% ownership of
   Kashtan Petroleum Ltd.                          $ 2,406,071      $ 2,398,566
Adygea, Russian Federation-Maykop Field
   through 37% ownership in Intergas JSC             5,466,609        4,439,213
Canada - Inverness Unit
   through 50% ownership in Focan Ltd.                 106,646          106,646
Albania - Gorisht-Kocul Field
   through 50% ownership of joint venture            1,729,086        1,326,581
Ukraine - Stynawske Field, Boryslaw
  Through 45% ownership of Boryslaw Oil Company      3,892,661        1,655,803
                                                   -----------      -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES                               $13,601,073      $ 9,926,809
                                                   ===========      ===========

EQUITY IN LOSS OF OIL AND GAS VENTURES
--------------------------------------
Ukraine - Lelyaki Field, Pryluki Region            $(1,128,676)     $  (355,684)
Adygea, Russian Federation-Maykop Field               (996,672)        (601,366)
Canada - Inverness Unit                                 (2,407)          (2,407)
Albania - Gorisht-Kocul Field                         (596,273)        (399,789)
Ukraine - Stynawske Field, Boryslaw                         --               --
                                                   -----------      -----------
TOTAL EQUITY IN LOSS OF OIL AND GAS VENTURES        (2,724,028)      (1,359,246)
                                                   -----------      -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES, NET OF EQUITY LOSS           $10,877,045      $ 8,567,563
                                                   ===========      ===========


     The investments in the table above for the Lelyaki, Maykop and Stynawske Fields at June 30, 1997 include the market value of the Company's shares issued in connection with the acquisition of ownership interests in the related joint ventures of $684,375, $1,668,750 and $1,237,187, respectively.

     The table above also includes cumulative advances that the Company has made to its various oil and gas ventures totaling $3,886,248 at June 30, 1997 and $2,424,891 at December 31, 1996. The Company believes that such advances will only be recoverable from future net revenue of the ventures or credit facilities made available to the ventures through the support of the Company.


     None of the Company's oil and gas interests outside of the United States and Canada are being amortized, pending evaluation of initial drilling results.


(7)  Stockholders' Equity
     --------------------

     During the six month period ended June 30, 1997, the Company issued 104,000 shares of Common Stock and received $156,000 of gross proceeds upon the exercise of outstanding stock options entitling the holders thereof to purchase shares of Common Stock at the exercise price of $1.50 per share. In addition, during that period the Company issued 175,000 shares of Common Stock valued at $1,060,937 in connection with the acquisition of its interest in the Stynawske Field project.


(8)  Commitments and Contingencies
     -----------------------------

     At June 30, 1997, the Company's unconditional monetary obligations regarding the acquisition and development of its oil and gas properties and ventures did not exceed $800,000. In addition, at that date, the Company had contingent monetary obligations relating to the acquisition and development of its oil and gas properties and ventures that did not exceed $1,300,000, and the Company's contingent obligation to issue shares of its Common Stock involved a maximum of 1,075,000 shares. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards.

     As the Company develops current projects and undertakes additional projects, significant additional obligations are expected to be incurred.


(9)  Subsequent Event
     ----------------

     In July 1997, the Company signed an agreement whereby the Company will increase its interest in Focan Ltd. from 50% to 100% and in connection therewith Focan Ltd. will relinquish its interest in the Inverness Unit in Canada. The transaction will not have any significant effect on the Company's financial position, results of operations and cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Liquidity, Capital Resources, and Changes in Financial Condition
          ----------------------------------------------------------------


        During the six month period ended June 30, 1997, cash and cash equivalents decreased $11,437,000 from $31,424,000 at December 31, 1996 to $19,987,000 on June 30, 1997. The principal elements of the decrease were (i) $3,214,000 of net cash used in operating activities, mainly reflecting the net loss for the period of $3,425,000, and (ii) net cash used in investing activities of $8,379,000, including the deposit of an additional $4,300,000 in restricted bank accounts, a net cash investment in oil and gas properties and in property and equipment aggregating $1,465,000 (including a cash payment of $738,000 for the acquisition of an interest in the Sylvan Lake heavy oil field), and investments in and advances to oil and gas ventures amounting to $2,613,000.

        Restricted cash, used to collateralize letter of credit facilities for the benefit of oil and gas ventures in which the Company has interests, amounted to $9,700,000 at the end of second quarter 1997. These letters of credit have been used to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project, under which $5,000,000 was outstanding as of June 30, 1997. Kashtan utilizes such borrowings to pay Lelyaki Field project operating costs, including repayment of costs previously paid by the Company on behalf of Kashtan. An additional $2,350,000 has been utilized to assure payment for drilling rig mobilization, contracting and other goods and services, including interest, procured by Kashtan and by the joint venture which operates the Gorisht-Kocul project. At June 30, 1997, $2,350,000 remained available to secure future borrowings, including those made to pay operating costs, and other obligations of such ventures. The ability of the Company to regain control of a portion of the currently restricted cash and to return it to the status of a current asset is dependent primarily upon the ability of the various ventures to pay their obligations that are secured, directly or indirectly, by such restricted cash. In the near term, the only source of funds for repayment by such ventures of some or all of such obligations may be advances to such ventures by the Company or credit facilities made available to the ventures through the support of the Company. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed under "Forward Looking Discussion".) If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of nonperformance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit. In such an event, the amounts withdrawn from the restricted cash deposits would be reclassified as advances to oil and gas ventures.(FLS)

        Property and equipment, net, increased from $7,766,000 at December 31, 1996 to $8,641,000 at June 30, 1997, primarily as a result of the Company's purchase of tubular goods and other oilfield equipment, acquired early in 1997 in anticipation of transferring such equipment to the relevant ventures for use in the Maykop Field project in the Republic of Adygea, Russian Federation, and the Gorisht-Kocul Field project in Albania. Neither project is yet in active development. This increase was partially offset by sale of some oilfield related equipment and depreciation charges during the period. At June 30, 1997, $6,696,000 of the $8,641,000 of property and equipment, net, represented new or reconditioned drilling rigs and related equipment which the Company expects to transfer to Intergas JSC, the entity which will develop the Maykop Field and in which the Company has a 37% interest, for use in the Maykop Field project. (FLS) Upon transfer to such ventures, such property and equipment would be reclassified as investments in and advances to oil and gas ventures. (FLS) Such a transfer would have no effect on the Company's statement of operations. (FLS)

        Oil and gas properties, net, increased by $1,014,000 during the six month period ended June 30, 1997, principally as a result of the Company's purchase of a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada. It is anticipated that a new well, to be financed by the Company, will be drilled in 1997 and that the Company's electrically enhanced oil recovery equipment will be installed in the well. (FLS)

        Investments in and advances to oil and gas ventures were $3,674,000 during the six months ended June 30, 1997 as the Company continued to fund projects in Eastern Europe, including the Russian Federation. Included in this amount is $1,561,000 relating to the Company's acquisition of its 45% interest in the Stynawske Field project, including $1,061,000 which relates to the issuance of 175,000 shares of the Company's Common Stock in connection with this acquisition. These investments and advances were partially offset by losses during the six month period ended June 30, 1997 from investments in unconsolidated ventures of $1,365,000.

        Working capital decreased $10,063,000 from $30,381,000 at December 31, 1996 to $20,318,000 at June 30, 1997, primarily as a result of the decrease in cash and cash equivalents during the quarter. Until the Company engages in its next significant financing, the Company expects working capital to decrease as it funds operations associated with its oil and gas properties and ventures and incurs general and administrative expenses associated therewith.(FLS)

        At June 30, 1997, the Company's unconditional monetary obligations regarding the acquisition and development of oil and gas properties and ventures did not exceed $800,000. In addition, at that date, the Company had contingent monetary obligations relating to the acquisition and development of its oil and gas properties and ventures that did not exceed $1,300,000, and the Company's contingent obligation to issue shares of its Common Stock involved a maximum of 1,075,000 shares. As the Company undertakes additional projects and develops current projects, significant additional obligations are expected to be incurred. (FLS)

        Developing the oil and gas properties and ventures in which the Company has or expects to acquire an interest involves a multi-year effort. The Company had working capital of $20,318,000 at June 30, 1997, and at that date $2,350,000 of credit facilities were available for unconsolidated entities resulting from restricted cash of $9,700,000 pledged by the Company to collateralize letters of credit to be utilized to support, directly or indirectly, developmental expenditures by various oil and gas ventures. The Company believes that it has the resources, including anticipated cash flows from production by some of the oil and gas properties and ventures, to fund all planned development of oil and gas properties and ventures during the six to nine months subsequent to June 30, 1997. (FLS) The Company also has some flexibility in postponing or reducing the cash outlay by revising project programs or delaying specific activities. (FLS) Further development would require substantial additional funds from external sources. (FLS) Less than projected funding from external sources and cash flows from production will result in a slower phasing of the development of some or all of the properties and ventures, reducing the early investment requirements but delaying the anticipated production build up. (FLS)

        The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. The Company believes that it will be able to access external sources of funds to finance the net development costs of such properties and ventures through a combination of debt financing by the Company or the joint ventures or other entities that are developing the oil and gas properties, equity financing by the Company or otherwise. (FLS) Debt financing will be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders.
(FLS) To the extent loans are taken in the entities through which oil and gas ventures have been organized, it is likely that the Company will be required to continue to guarantee or otherwise provide credit enhancements with respect to all or a portion of such loans, at least until such ventures demonstrate economic self-sufficiency. (FLS) There can be no assurance, however, that the Company or any such entity will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such equity or debt financing made available will be on terms that are acceptable to the Company or such entities or are deemed to be in the best interest of the Company and its stockholders or the participants, including the Company, in such entities. (FLS)

        Recovery of the carrying value of the Company's oil and gas properties and investments in and advances to oil and gas ventures, amounting to $12,150,000 as of June 30, 1997, and certain other assets including restricted cash and property and equipment will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company and such ventures and depends upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. (FLS) The Company has plans for each of its Eastern European ventures to achieve levels of production and profits sufficient to recover its costs. (FLS) However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its costs. (FLS) The Company will be entitled to distributions from the various ventures in accordance with the arrangements governing the respective ventures. (FLS)

        As the oil and gas ventures in which the Company has interests approach and pursue active operations, it is anticipated that the rate at which the Company makes investments in and advances to or otherwise provides financial support to such ventures will increase. (FLS)

        Workover operations are underway for the re-completion of twelve wells in the Lelyaki Field in Ukraine. As of July 31, 1997, Kashtan has re-completed three wells with a fourth in process. The initial wells are tested at different production rates to monitor reservoir response. Water control and improved formation productivity are the key issues. None of the wells has yet been produced at full capacity. Kashtan has signed an oil sales agreement with a Ukrainian state owned trading company, for the sale of oil initially produced from the Lelyaki Field at a minimum price of $16.70 per barrel including valued added tax.

        The Company has delayed shipping its drilling equipment into the Russian Federation in connection with its arrangements for the Maykop Field pending completion of corporate formalities and operating arrangements. The Company is in the process of dealing with these matters and anticipates they will be resolved during the second half of 1997. (FLS) In March 1997, the Company considered the political unrest in Albania to be a force majeure and the activities related to the development of the Gorisht-Kocul Field were suspended as a result thereof. The suspension is expected to remain in effect until conditions in Albania permit the safe and efficient transportation of equipment and personnel to the Gorisht-Kocul Field and safe operating conditions prevail.
(FLS) The Company anticipates that operations could resume within a reasonable period after civil order is restored in the operating region. (FLS) On June 10,

1997, Boryslaw Oil Company, in which the Company holds a 45% interest, signed the license agreement to develop and operate the Stynawske oilfield in Western Ukraine. Ukrnafta, the Ukrainian national oil company, holds the remaining 55% interest in Boryslaw Oil Company. Preparation for start-up of drilling operations, anticipated during first half of 1998, is ongoing. (FLS)

        The condensed consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in, including advances to, oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. (FLS) The Company's condensed consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations and cash flows of the Company and ultimately its ability to continue as a going concern. (FLS)

        In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The initial adoption of these standards are not expected to have a material effect on the Company's earnings per share as disclosed. (FLS)



  Results of Operations
  ---------------------

  Six month periods ended June 30, 1997 and May 31, 1996:

        The Company recorded an operating loss of $3,942,000 during the six month period ended June 30, 1997, compared with an operating loss of $2,531,000 for the six month period ended May 31, 1996. The increased loss is attributable primarily to (i) the $1,365,000 loss in the 1997 period from investments in unconsolidated subsidiaries which compared to a $2,000 profit from such investments in the 1996 period and (ii) a $517,000 increase from the 1996 to the 1997 period in general and administrative expense, partially offset by (a) a 1996 $269,000 impairment of oil and gas properties that had no equivalent in the 1997 period and (b) a $218,000 reduction in direct project costs from the 1996 to the 1997 period.

        Direct project costs for the six month period ended June 30, 1997 amounted to $394,000, as compared with $612,000 for the six month period ended May 31, 1996. Direct project costs represent costs incurred on projects in the preliminary stages before agreements have been reached, as well as costs incurred on active projects which the Company cannot charge to the ventures developing the projects. The magnitude of direct project costs is expected to vary from period to period depending upon the volume of these activities. (FLS)

        General and administrative expenses for the six month period ended June 30, 1997 amounted to $2,147,000 as compared to $1,630,000 for the six month period ended May 31, 1996. This increase is largely attributable to the build-up of staff associated with increased activity relating to the projects in Eastern Europe, partially offset by increased allocation to the various oil and gas ventures of personnel, travel and associated overhead expenses attributable to the oil and gas projects being undertaken by such ventures. As the Company's oil and gas activities increase, the Company expects its organization to grow and its general and administrative expenses to increase. (FLS) The Company will continue to allocate appropriate costs to the various oil and gas ventures and, accordingly, does not expect growth in personnel to be reflected fully in its general and administrative expenses.
(FLS)

        The $1,365,000 loss from investments in unconsolidated subsidiaries recognized during the six month period ended June 30, 1997 represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations was largely a result of general and administrative expenses incurred by such entities in preparing for the operations and actual operations. As these ventures are still in the initial development stage, no operating revenues have yet been received. The initial production phase has started at the Lelyaki Field, and revenue is anticipated to be recorded by Kashtan during the quarter ended September 30, 1997. (FLS) As the ventures complete the initial development phase and place production on line, the Company expects the ventures to recognize revenues that will eventually offset their respective cost of operations. (FLS) During the six month period ended May 31, 1996, a $2,000 profit from unconsolidated subsidiaries related to Canadian operations was recognized as the Company was still in the process of acquiring its interest in the Eastern European oil and gas ventures.

        The Company recorded operating revenue of $110,000 during the six month period ended June 30, 1997, as compared with operating revenue of $18,000 for the six month period ended May 31, 1996. The revenue in both periods is attributable primarily to a modest amount of oil and gas production in Canada.

        During the six month period ended June 30, 1997, the Company reported net interest income of $700,000, compared to net interest expense of $934,000 during the six month period ended May 31, 1996. The net interest income for the current period relates primarily to the relatively high average cash balances reflecting the Company's equity financing activities subsequent to May 31, 1996. The net interest expense for the prior year period related primarily to the interest on and the amortization of financing costs and discount related to the Company's 8% Convertible Subordinated Debentures.

        The significant decrease in net loss per common share from the 1996 to the 1997 six month period reflects primarily the issuance by the Company of a substantial number of shares of its Common Stock in a June 1996 equity offering and in subsequent exercises of stock purchase warrants during 1996.


  Three month periods ended June 30, 1997 and May 31, 1996:

        The Company recorded an operating loss of $1,728,000 for the three month period ended June 30, 1997, compared to an operating loss of $933,000 for the three month period ended May 31, 1996. The increased loss is attributable primarily to (i) the $716,000 loss from investments in unconsolidated subsidiaries for the three month period ended June 30, 1997 which compared to a $2,000 profit from such investments in the 1996 period and (ii) a $222,000 increase in general and administrative expenses from the 1996 to 1997 three month period, partially offset by (a) a 1996 $36,000 impairment of oil and gas properties that had no equivalent in the 1997 quarter and (b) a $127,000 reduction in direct project costs from the 1996 to the 1997 quarter.

        Direct project costs for three month period ended June 30, 1997 amounted to $222,000, as compared with $348,000 for the three month period ended May 31, 1996. Direct project costs represents costs incurred on projects in the preliminary stages before agreements have been reached, as well as costs incurred on active projects which the Company cannot charge to the ventures developing the projects. The magnitude of direct project costs are expected to vary from period to period depending upon the volume of these activities. (FLS)

        General and administrative expenses for the three month period ended June 30, 1997 amounted to $764,000 as compared to $541,000 for the three month period ended May 31, 1996. This increase is largely attributable to the build-up of staff associated with increased activity relating to the projects in Eastern Europe, partially offset by increased allocation to the various oil and gas ventures of personnel, travel and associated overhead expenses attributable to the oil and gas projects being undertaken by such ventures. As the Company's oil and gas activities increase, the Company expects its organization to grow and its general and administrative expenses to increase. (FLS) The Company will continue to allocate appropriate costs to the various oil and gas ventures and, accordingly, does not expect growth in personnel to be reflected fully in its general and administrative expenses. (FLS)

        The $716,000 loss from investments in unconsolidated subsidiaries recognized during the three month period ended June 30, 1997 represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations was largely a result of general and administrative expenses incurred by such entities in preparing for operations or actual operations. As these ventures are still in the initial development stage, no operating revenues have yet been received. Initial production has started at the Lelyaki Field, and revenues are anticipated to be recorded by Kashtan during the quarter ended September 30, 1997. (FLS) As the ventures complete the initial development phase and place production on line, the Company expects the ventures to recognize revenues that will eventually offset the cost of operations. (FLS) During the six month period ended May 31, 1996, a $2,000 profit from unconsolidated subsidiaries related to Canadian operations was recognized as the Company was still in the process of acquiring its interest in the Eastern European oil and gas ventures.

        The Company recorded operating revenue of $78,000 during the three month period ended June 30, 1997, as compared with operating revenue of $8,000 for the three month period ended May 31, 1996. The revenue in both quarters is attributable primarily to a modest amount of oil and gas production in Canada.

        During the three month period ended June 30, 1997, the Company reported net interest income of $389,000, compared to net interest expense of $638,000 during the three month period ended May 31, 1996. The net interest income for the current period relates primarily to the relatively high average cash balances reflecting the Company's equity financing activities subsequent to May 31, 1996. The net interest expense for the prior year period related primarily to the interest on and the amortization of financing costs and discount related to the Company's 8% Convertible Subordinated Debentures.

        The significant decrease in net loss per common share from the 1996 to the 1997 quarter reflects primarily the issuance by the Company of a substantial number of shares of its

Common Stock in a June 1996 equity offering and in subsequent exercises of stock purchase warrants during 1996.


  Other Matters
  -------------

        The Company may be exposed to the risk of foreign currency exchange losses in connection with its foreign operations. (FLS) Such losses would be the result of holding net monetary assets (cash and receivables in excess of payables) denominated in foreign currencies during periods of a strengthening U.S. dollar. The Company does not speculate in foreign currencies or presently maintain significant foreign currency cash balances. (FLS) The Company expects that operations conducted through certain oil and gas ventures in which the Company has interests, including unconsolidated entities, will be based principally on the local currencies in the countries in which operations are conducted, including Albania, the Russian Federation and Ukraine. The Company may receive dividends or distribution in such currencies, and there is no assurance that the Company will be able to convert such currencies into U.S. dollars or that exchange losses related to these operations will not occur.
(FLS)


  Forward Looking Discussion
  --------------------------

        The forward looking discussion contained in this Item 2 are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking discussion. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

        Few of such forward looking discussion deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. It is anticipated that the Company will not have a majority of the equity in the entity that would be the licensed developer of any of the projects that the Company is presently pursuing in Eastern Europe, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking discussion regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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

        Demands by or expectations of governments, co-venturers, customers and others may affect the Company's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect the Company's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals, which could adversely affect the Company's financial condition, results of operations and cash flows.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        An Annual Meeting of Shareholders was held on June 3, 1997. Shareholders voted (1) to elect six directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified; and (2) to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants of the Company for the fiscal year ending December 31, 1997.

        With respect to the election of the six directors, the tabulation of votes was as follows:

Nominee                      Votes For       Withheld    Broker Non-Votes
-------------------------------------------------------------------------
Einar Bandlien               4,640,095       408,327       14,888,230
Robert A. Halpin             4,617,498       408,362       14,910,792
Stanley D. Heckman           4,617,568       408,327       14,910,757
Eugene J. Meyers             4,630,890       401,462       14,904,292
Oistein Nyberg               5,031,868       401,427       14,503,357
Nils N. Trulsvik             5,031,968       401,427       14,503,257


        With respect to the ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent public accountant, the tabulation of votes was 5,030,980 shares voted in favor, 6,140 shares voted against, 12,802 shares abstained and 14,886,730 shares as broker non-votes.


        No other matters were submitted to a vote.

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

               2(3) Supplemental Deed Relating to the Sale and Purchase of All
                    the Issued Share Capital of Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor.

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

             *10(7) Management Services Agreement between Fountain Oil
                    Incorporated and Oistein Nyberg.

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

            *10(22) Employment Agreement between Fountain Oil Incorporated and
                    Whitfield Fitzpatrick.

            *10(23) Management Services Agreement between Fountain Oil Services
                    Incorporated and Orest Senkiw.

            *10(24) Employment Agreement between Fountain Oil Incorporated and
                    Alfred Kjemperud.

             27     Financial Data Schedule (EDGAR filing only)


(b)  Reports on Form 8-K

        On May 30, 1997, the Company filed a Form 8-K dated May 19, 1997 reporting Item 9. Sale of Equity Securities Pursuant to Regulation S, regarding the sale of securities pursuant to exercise of outstanding options.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FOUNTAIN OIL INCORPORATED



Date: August 12, 1997                   By:  /s/Arnfin Haavik
                                                ----------------------------
                                                Arnfin Haavik
                                                Executive Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX


                                                                    FILED WITH
EXHIBIT                                                                THIS
NUMBER                              EXHIBIT                           REPORT
-------                             -------                         ----------

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

2(3)          Supplemental Deed Relating to the Sale and Purchase          X
              of All the Issued Share Capital of Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings,
              Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor.

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

10(2)                 Amendment to Revised Single Well Technology
                      License Agreement Dated October 27, 1986
                      (Incorporated herein by reference from
                      August 31, 1995 Form 1-KSB).

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

10(7)                 Management Services Agreement between Fountain         X
                      Oil Incorporated and Oistein Nyberg.

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

10(22)                Employment Agreement between Fountain Oil
                      Incorporated and Whitfield Fitzpatrick
                      (Incorporated herein by reference from
                      March 31, 1997 Form 10-Q).

10(23) Management Services Agreement between Fountain Oil Services Incorporated and Orest Senkiw
                      (Incorporated herein by reference from March 31, 1997 Form 10-Q).

10(24)                Employment Agreement between Fountain Oil
                      Incorporated and Alfred Kjemperud (Incorporated herein by reference from March 31, 1997 Form 10-Q).

27                    Financial Data Schedule                               X