Form 10-Q
period 1997-09-30
FOUNTAIN OIL INC
filed 1997-11-14
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to __________________.


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


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]   No[_]


The number of shares outstanding of issuer's common stock on October 31, 1997 was 22,447,489.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED BALANCE SHEET





                                                  Unaudited
                                                 -----------------------------
                                                 September 30,    December 31,
                                                     1997             1996
                                                 -----------------------------
                    ASSETS
                    ------
Current Assets:
  Cash and cash equivalents                      $  16,964,898    $  31,424,064
  Accounts receivable - affiliated entities            453,044          259,040
  Other current assets                               1,462,138          622,411
                                                 -------------    -------------
                     Total current assets           18,880,080       32,305,515

Restricted cash                                      9,700,000        5,400,000
Notes receivable                                       188,776          190,186
Property and equipment, net                          8,563,975        7,766,479
Oil and gas properties, net, full cost method
(including unevaluated amounts of $768,180
  and $257,407, respectively)                        1,559,275          259,338
Investment in and advances to
  oil and gas ventures, net                         10,899,562        8,567,563
Other assets                                           141,172          885,980
                                                 -------------    -------------
                     TOTAL ASSETS                $  49,932,840    $  55,375,061
                                                 =============    =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     511,868    $     799,985
  Accrued liabilities                                  614,839        1,124,425
                                                 -------------    -------------
                     Total current liabilities       1,126,707        1,924,410

Minority interest in subsidiaries                       18,990          205,380

Stockholders' Equity:
  Preferred stock                                          ---              ---
  Common stock                                       2,244,749        2,216,849
  Capital in excess of par value                    82,040,156       80,851,120
  Accumulated deficit since October 31, 1988       (35,497,762)     (29,822,698)
                                                 -------------    -------------
                     Total stockholders' equity  $  48,787,143    $  53,245,271
                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  49,932,840    $  55,375,061
                                                 =============    =============


See accompanying notes to unaudited condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


Item 1.   FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Unaudited                        Unaudited
                                   -------------------------------     ----------------------------
                                           Three  Months Ended               Nine Months Ended
                                   SEPTEMBER 30,         August 31,    SEPTEMBER 30,      August 31,
                                        1997              1996             1997             1996
                                   -------------------------------     ----------------------------
                                                        (restated)                        (restated)
Operating Revenues:
  Consulting income                $         ---      $      3,778     $        ---     $      6,721
  Oil and gas production                  63,158             9,346          172,818           20,171
                                   -------------      ------------     ------------     ------------
                                          63,158            13,124          172,818           26,892
                                   -------------      ------------     ------------     ------------
Operating Expenses:
  Lease operating expense                 48,696             3,728          116,746            7,535
  Other direct project cost              420,656         1,039,897          814,509        1,242,872
  General and administrative             569,444           798,636        2,716,823        2,852,863
  Depreciation, depletion and
    Amortization                          80,483            21,125          158,111           57,939
  Impairment of oil and
    gas properties                           ---           151,045              ---          419,835
  Loss from investments in
    unconsolidated subsidiaries        1,646,587            32,722        3,011,369           11,247
                                   -------------      ------------     ------------     ------------
                                       2,765,866         2,047,153        6,817,558        4,592,291
                                   -------------      ------------     ------------     ------------
OPERATING LOSS                         2,702,708         2,034,029        6,644,740        4,565,399
                                   -------------      ------------     ------------     ------------
Other Income (Expense):
  Interest income                        425,612           252,308        1,142,950          284,328
  Interest expense                        (8,529)         (288,501)         (25,587)      (1,016,465)
  Other income (expense)                 (27,153)          (21,023)         (68,460)           9,854
  Loss on disposition
    of equipment & property              (43,824)         (182,020)        (265,617)        (182,020)
                                   -------------      ------------     ------------     ------------
TOTAL OTHER INCOME (EXPENSE)             346,106          (239,236)         783,286         (904,303)
                                   -------------      ------------     ------------     ------------

Minority interest in loss of
  Consolidated subsidiary                106,946               ---          186,390              ---
                                   -------------      ------------     ------------     ------------
NET LOSS                           $   2,249,656      $  2,273,265     $  5,675,064     $  5,469,702
                                   =============      ============     ============     ============

Weighted average number of
  Common shares outstanding           22,447,489        17,087,496       22,401,515       13,044,802
                                   -------------      ------------     ------------     ------------
NET LOSS PER COMMON SHARE          $       (0.10)     $      (0.13)    $      (0.25)    $      (0.42)
                                   =============      ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Unaudited
                                                           ----------------------------------
                                                                    Nine Months Ended
                                                             September 30,        August 31,
                                                                1997                1996
                                                           ----------------------------------
Operating activities:                                                              (restated)
  Net loss                                                 $   (5,675,064)      $  (5,469,702)
  Loss on disposition of equipment and property                   265,617             182,020
  Equity loss in unconsolidated subsidiaries                    3,011,369              11,247
  Minority interest in loss of consolidated subsidiary           (186,390)                ---
  Impairment of oil and gas properties                                ---             419,835
  Depreciation, depletion and amortization                        158,111              57,939
  Amortization of debt issuance costs                                 ---             866,666
  Changes in assets and liabilities:
    Accounts receivable                                          (194,004)            126,844
    Other current assets and notes receivable                    (838,317)             75,148
    Accounts payable                                             (288,117)            280,319
    Accrued liabilities                                          (509,586)            (22,757)
                                                           --------------       -------------
NET CASH USED IN OPERATING ACTIVITIES                          (4,256,381)         (3,472,441)
                                                           --------------       -------------
Investing activities:
  Restricted cash                                              (4,300,000)                ---
  Investments in oil and gas properties                          (997,479)           (262,584)
  Purchase of property and equipment                             (907,275)         (3,048,666)
  Issuance of notes receivable                                        ---            (135,186)
  Proceeds from disposition of assets                             232,638             104,000
  Investments in and advances to oil and gas ventures          (4,386,669)         (1,533,484)
                                                           --------------       -------------
NET CASH USED IN INVESTING ACTIVITIES                         (10,358,785)         (4,875,920)
                                                           --------------       -------------
Financing activities:
  Proceeds from exercise of options                               156,000                 ---
  Cash provided from issuance of debentures, net                      ---           3,346,723
  Cash provided from issuance of stock, net                           ---          21,103,189
  Payments on short term borrowings                                   ---          (5,054,114)
  Proceeds from issuance of note payable                              ---            (107,948)
  Proceeds from short term borrowings                                 ---           4,848,476
                                                           --------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         156,000          24,136,326
                                                           --------------       -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (14,459,166)         15,787,965
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 31,424,064           1,541,272
                                                           --------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   16,964,898       $  17,329,237
                                                           ==============       =============

Non cash investing and financing activities:
  Issuance of common stock in connection with
  investments in oil and gas ventures                     $     1,060,937       $         ---
                                                          ===============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND AUGUST 31, 1996 (UNAUDITED)


(1)  General

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

     The Company has changed its fiscal year end from August 31 to December 31, in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. The quarters of the current fiscal year do not coincide with the quarters of the previous fiscal year. The Company is filing its quarterly reports for the quarters of the current fiscal year without recasting data for the prior fiscal year because recasting is not practicable and cannot be cost justified. The results of operations for the three and nine month periods ended August 31, 1996 have been presented since these periods are the most nearly comparable to the three and nine month periods ended September 30, 1997 of the newly adopted fiscal year. There are no seasonal or other factors that would affect the comparability of information or trends for the three and nine month periods ended September 30, 1997 when compared to the three and nine month periods ended August 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 1997.

     In accordance with Securities and Exchange Commission guidance published in early 1997, the consolidated statement of operations for the fiscal year ended August 31, 1996 was restated to reflect a $795,500 charge related to the discount feature of the Company's 8% Convertible Subordinated Debentures. The discount was amortized from the date of issuance to the earliest conversion dates of such Debentures. The restatement in the three and nine month periods ended August 31, 1996 resulted in an increase to interest expense of $29,032 and $795,500, respectively.

     Participation in ventures having corporate characteristics in which the Company's equity interest is 50% or less is accounted for using the equity method. This applies to the Company's participation in its four present ventures in Eastern Europe, including the Russian Federation. Focan Ltd., which was previously accounted for using the equity method, has been included as a consolidated subsidiary since the Company now holds 100% of the shares in Focan Ltd.

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

     Recently Issued Pronouncements - In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The FASB has also issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted by the Company in the fourth quarter of 1997. The initial adoption of all of these standards is not expected to have a material effect on the Company's financial statements.

(2)  Other Current Assets

     Included within other current assets is inventory of $408,000 and $232,000 at September 30, 1997 and December 31, 1996, respectively.

(3)  Restricted Cash

     Through September 30, 1997, the Company has pledged a total of $9,700,000 to collateralize bank letters of credit. Letters of credit supported by the restricted cash have been used to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project, under which $6,600,000 was outstanding at September 30, 1997. The $6,600,000 represents an increase of $1,600,000 during the third quarter of 1997. An additional $1,200,000 of letters of credit supported by restricted cash has been utilized to assure payment for drilling rig mobilization, contracting and other goods and services, including interest, procured by Kashtan. At September 30, 1997, $1,900,000 remained available to secure future borrowings, including those made to pay operating costs, and other obligations of oil and gas ventures in which the Company has interests. Kashtan utilizes such borrowings to pay Lelyaki Field project operating costs, including repayment of costs previously paid by the Company on behalf of Kashtan. If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of nonperformance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit. In such an event, the amounts withdrawn from the restricted cash deposits would be reclassified as advances to oil and gas ventures. See
     Note 6, "Investments in and Advances to Oil and Gas Ventures."

(4)  Property and Equipment

     Property and equipment and the related accumulated depreciation at September 30, 1997 and December 31, 1996 included the following:


                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             1996           1997
                                                         -----------    -----------
     Equipment for electrically enhanced oil recovery    $   562,953    $   564,849
     Oilfield materials and equipment                      1,075,896            ---
     Drilling rigs and related equipment                   6,695,513      6,956,709
     Office furniture, fixtures, equipment and other         926,220        850,031
                                                         -----------    -----------
     TOTAL PROPERTY AND EQUIPMENT                          9,260,582      8,371,589
     Accumulated depreciation                               (696,607)      (605,110)
                                                         -----------    -----------
     NET PROPERTY AND EQUIPMENT                          $ 8,563,975    $ 7,766,479
                                                         ===========    ===========

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

(5)  Oil and Gas Properties and Investments

     A summary of the Company's oil and gas properties as of September 30, 1997 and December 31, 1996 is set out below:


     OIL AND GAS PROPERTIES                              SEPTEMBER 30,            DECEMBER 31,
                                                              1997                    1996
     -----------------------------------------------------------------------------------------
     United States and Canada
     Proved properties                                   $  1,885,725             $  1,029,947
     Unevaluated properties                                   768,180                  257,407
     Less: accumulated depreciation, depletion,
           amortization and impairment                     (1,094,630)              (1,028,016)
                                                         ------------             ------------
     TOTAL OIL AND GAS PROPERTIES, NET                   $  1,559,275             $    259,338
                                                         ============             ============

     During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter, and was prepared for installation of the Company's electrically enhanced oil recovery equipment. A total of four wells are now in production.

     Unevaluated properties and associated costs included in oil and gas properties in the United States and Canada at September 30, 1997 and December 31, 1996, which have not yet been amortized, were $768,180 and $257,407, respectively, substantially all of which relate to the Sylvan Lake and Rocksprings Fields. The Rocksprings Field represents $257,407 of such costs as of September 30, 1997, which were incurred in fiscal 1995, and will be evaluated on the basis of a review of production results and test evaluations from third party wells drilled and expected to be drilled on adjoining acreage during the fourth quarter of 1997 and the first quarter of 1998. The Company believes that the Rocksprings Field properties will be substantially evaluated and either depletion will commence or the properties will be impaired by mid 1998.

(6)  Investments in and Advances to Oil and Gas Ventures

     The amounts recorded at September 30, 1997 and December 31, 1996 as investments in and advances to oil and gas ventures are as follows:


     INVESTMENTS IN AND ADVANCES TO                       SEPTEMBER 30,            DECEMBER 31,
     OIL AND GAS VENTURES                                     1997                    1996
     -----------------------------------------------------------------------------------------
     Ukraine - Lelyaki Field, Pryluki Region
       through an effective 40.5% ownership of
       Kashtan Petroleum Ltd.                             $   2,412,422           $   2,398,566
     Adygea, Russian Federation - Maykop Field
       Through 37% ownership in Intergas JSC                  6,045,446               4,439,213
     Canada - Inverness Unit
       Through 50% ownership in Focan Ltd.                          ---                 106,646
     Albania - Gorisht-Kocul Field
       Through 50% ownership of joint venture                 1,843,778               1,326,581
     Ukraine - Stynawske Field, Boryslaw
       Through 45% ownership of Boryslaw Oil Company          4,966,124               1,655,803
                                                          -------------           -------------
     TOTAL INVESTMENTS IN AND ADVANCES TO
       OIL AND GAS VENTURES                               $  15,267,770           $   9,926,809
                                                          =============           =============

     EQUITY IN LOSS OF OIL AND GAS VENTURES
     --------------------------------------
     Ukraine - Lelyaki Field, Pryluki Region              $  (2,219,584)          $    (355,684)
     Adygea, Russian Federation - Maykop Field               (1,210,839)               (601,366)
     Canada - Inverness Unit                                        ---                  (2,407)
     Albania - Gorisht-Kocul Field                             (653,619)               (399,789)
     Ukraine - Stynawske Field, Boryslaw                       (284,166)                    ---
                                                          -------------           -------------
     TOTAL EQUITY IN LOSS OF OIL AND GAS VENTURES            (4,368,208)             (1,359,246)
                                                          -------------           -------------
     TOTAL INVESTMENTS IN AND ADVANCES TO
     OIL AND GAS VENTURES, NET OF EQUITY LOSS             $  10,899,562           $   8,567,563
                                                          =============           =============

     Focan Ltd. transferred its interest in the Inverness Unit during the third quarter of 1997 in redemption of the 50% of its shares not owned by the Company. As a result of this transaction, the Company recorded a $43,000 loss during the third quarter of 1997, and Focan Ltd. became a wholly-owned subsidiary of the Company.

     The total investments shown in the table above for the Lelyaki, Maykop and Stynawske Fields at September 30, 1997 include the market value of the Company's shares issued as partial consideration for the acquisition of ownership interests in the related joint ventures of $684,375, $1,668,750 and $1,237,187, respectively.

     The total investments shown in the table above also include cumulative advances that the Company has made to its various oil and gas ventures totaling $5,406,492 at September 30, 1997 and $2,424,891 at December 31, 1996. The Company believes that in the near term such advances will only be recoverable from debt or equity financing made available to the ventures, directly or indirectly, by such third parties, if any, as may become additional participants in the ventures. The Company has indicated a willingness to include additional participants in such ventures.

     The total investments shown in the table above do not include restricted cash pledged by the Company to collateralize bank letters of credit issued to assure repayment of borrowings and performance of other obligations of oil and gas ventures in which the Company has interests. See Note 3, "Restricted Cash."

     None of the Company's oil and gas interests outside the United States and Canada are being amortized, except for a minor amount of amortization related to producing wells at the Lelyaki Field. As of September 30, 1997, Kashtan recognized an impairment loss on nonproductive Lelyaki Field wells, of which the Company's share was $711,900. Kashtan is analyzing results to date of its initial workover program with a view towards defining a program for the further development of the Lelyaki Field, if any. If the analysis being undertaken by Kashtan results in a conclusion that the Lelyaki Field cannot be profitably developed, the Company would recognize losses related to its investment in and advances to Kashtan and outstanding Kashtan obligations indirectly secured by restricted cash which aggregated approximately $7,100,000 at September 30, 1997.

(7)  Stockholders' Equity

     During the nine month period ended September 30, 1997, the Company issued 104,000 shares of Common Stock and received $156,000 of gross proceeds upon the exercise of outstanding stock options entitling the holders thereof to purchase shares of Common Stock at the exercise price of $1.50 per share. In addition, during that period the Company issued 175,000 shares of Common Stock valued at $1,060,937 in connection with the acquisition of its interest in the Stynawske Field project.

(8)  Commitments and Contingencies

     The Company has contingent monetary obligations relating to its acquisition and development of oil and gas properties and ventures that at September 30, 1997 did not exceed $1,900,000, and at that date the Company's contingent obligation to issue shares of its Common Stock in that connection involved a maximum of 1,075,000 shares. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards and actions by third parties.

     As the Company develops current projects and undertakes additional projects, significant additional obligations may be incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Liquidity, Capital Resources, and Changes in Financial Condition

          During the nine month period ended September 30, 1997, cash and cash equivalents decreased $14,459,000 from $31,424,000 at December 31, 1996 to $16,965,000 on September 30, 1997. The principal elements of the decrease were
(i) $4,256,000 of net cash used in operating activities, mainly reflecting the net loss for the period of $5,675,000, and (ii) net cash used in investing activities of $10,359,000, including investments in and advances to oil and gas ventures amounting to $4,387,000, the deposit of an additional $4,300,000 in restricted bank accounts to collateralize bank letters of credit issued or issuable to assure repayment of borrowings and performances of other obligations of oil and gas ventures in which the Company has interests, and a net cash investment in oil and gas properties and in property and equipment aggregating $1,672,000 (including a cash payment of $738,000 for the acquisition of an interest in the Sylvan Lake heavy oil field).

          Other current assets increased from $622,000 at December 31, 1996 to $1,462,000 at September 30, 1997, primarily because of an increase in prepaid expenses related to both operating activities and corporate matters. In addition, inventory increased during 1997.

          Restricted cash, used to collateralize letter of credit facilities for the benefit of oil and gas ventures in which the Company has interests, amounted to $9,700,000 at the end of third quarter 1997. Collateralized letters of credit have been used to assure repayment of borrowings under a line of credit and payment of certain other absolute and contingent obligations of Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project. At September 30, 1997, payment of absolute and contingent obligations of Kashtan totaling $7,800,000, including $6,600,000 principal amount outstanding pursuant to the line of credit, was assured through the collateralized letters of credit. Kashtan utilizes borrowings under its line of credit to pay Lelyaki Field operating costs. At September 30, 1997, $1,900,000 of the $9,700,000 remained available to secure future borrowings and other obligations of Kashtan and other ventures. The ability of the Company to regain control of portions of the currently restricted cash collateralizing letters of credit and to return them to the status of current assets is dependent primarily upon the ability of Kashtan to pay its obligations that are secured indirectly by such restricted cash and the willingness of Kashtan to reduce the amount of borrowings permitted under its line of credit. In the near term, the only source of funds for payment by Kashtan of such obligations appears to be debt or equity financing made available to Kashtan, directly or indirectly, by such third parties, if any, as may become additional participants in Kashtan. (The preceding sentence constitutes a forward looking statement [hereinafter identified as "FLS"]. Each of the forward looking statements herein is subject to various factors that could cause actual results to differ materially from the results anticipated in such forward looking statement, as more fully discussed under "Forward Looking Discussion".) The Company has indicated a willingness to include additional participants in the oil and gas ventures in which it participates. (FLS) Kashtan might be willing to reduce the amount of borrowings permitted under its line of credit if it did not foresee a need for such borrowings during the life of the line of credit. (FLS) If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of nonperformance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit. (FLS) In such an event, the amounts withdrawn from the restricted cash deposits would be reclassified as advances to oil and gas ventures. (FLS)

         Property and equipment, net, increased from $7,766,000 at December 31, 1996 to $8,564,000 at September 30, 1997, primarily as a result of the Company's purchase of tubular goods and other oilfield equipment, acquired early in 1997 in anticipation of transferring such equipment to the relevant ventures for use in the Maykop Field project in the Republic of Adygea, Russian Federation, and the Gorisht-Kocul Field project in Albania. Neither project is yet in active development. This increase was partially offset by sale of some oilfield related equipment and depreciation charges during the period. At September 30, 1997, $6,696,000 of the $8,564,000 of property and equipment, net, represented new or reconditioned drilling rigs and related equipment which the Company expects to transfer to Intergas JSC, the entity which will develop the Maykop Field and in which the Company has a 37% interest, for use in the Maykop Field project. (FLS) Upon transfer to such ventures, such property and equipment would be reclassified as investments in and advances to oil and gas ventures and will be depreciated by those ventures. (FLS) Such a transfer would have no effect on the Company's statement of operations. (FLS)

         Oil and gas properties, net, increased by $1,300,000 during the nine month period ended September 30, 1997, principally as a result of the Company's purchase of a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada. A new well, financed by the Company, has been drilled on that property during the third quarter of 1997. The recently drilled well is prepared for later installation of electrically enhanced oil recovery equipment, and the plan is to continue cold production for a minimum of three months in order to establish a base line prior to stimulation. (FLS) Production from the new well is expected to stabilize at a rate in excess of 100 barrels of oil per day.
(FLS)

         Investments in and advances to oil and gas ventures were $5,341,000 during the nine months ended September 30, 1997 as the Company continued to fund projects in Eastern Europe, including the Russian Federation. Included in this amount is $1,561,000 relating to the Company's acquisition of its 45% interest in the Stynawske Field project, $1,061,000 of which relates to the issuance of 175,000 shares of the Company's Common Stock as partial consideration for this acquisition. These investments and advances were partially offset by losses during the nine month period ended September 30, 1997 from investments in unconsolidated ventures of $3,011,000.

         Working capital decreased $12,628,000 from $30,381,000 at December 31, 1996 to $17,753,000 at September 30, 1997, primarily as a result of the decrease in cash and cash equivalents during the quarter. Until the Company obtains significant additional financing or sells significant portions of its interests in oil and gas ventures to third parties, the Company expects working capital to decrease as it funds operations associated with its oil and gas properties and ventures and incurs general and administrative expenses associated therewith.
(FLS) The Company is attempting to reduce the rate of expenditures both associated with its oil and gas properties and ventures and for general and administrative expenses. (FLS)

         At September 30, 1997, the Company's contingent monetary obligations relating to its acquisition and development of oil and gas properties and ventures did not exceed $1,900,000, and the Company's contingent obligation to issue shares of its Common Stock in that connection involved a maximum of 1,075,000 shares. The contingent obligations are subject to the satisfaction of various conditions related to, among other things, the achievement of specified project performance standards and actions by third parties. As the Company develops current projects and undertakes additional projects, significant additional obligations may be incurred. (FLS)

         Initial workover operations in the Lelyaki Field in Ukraine have resulted in both productive and nonproductive wells. The producing Lelyaki Field wells have shown an aggregate average productive capacity of 165 barrels of oil per day. Kashtan has recorded in the third quarter of 1997 an impairment loss equal to the cost of the nonproductive wells, and the Company's share of such loss was $712,000. Originally, Kashtan had planned to re-complete 12 wells and then prepare a full field development plan. However, Kashtan has now decided to suspend re-completion activity as soon as feasible under its arrangements with its drilling contractor, analyze the results of the initial development efforts and then define a program for the further development of the Lelyaki Field, if any. (FLS) Kashtan is taking measures to minimize its operating and administrative expenses while this analysis is being undertaken. (FLS) If the analysis being undertaken by Kashtan results in a conclusion that the Lelyaki Field cannot be profitably developed, the Company would recognize losses related to its investment in and advances to Kashtan and outstanding Kashtan obligations indirectly secured by restricted cash which aggregated approximately $7,100,000 at September 30, 1997. (FLS)

         The Company has delayed shipping its drilling equipment into the Russian Federation in connection with its arrangements for the Maykop Field pending completion of corporate formalities, establishment of operating agreements and arrangements, and certain further data collection and analysis.
(FLS) Documents relating to the restructuring of Intergas JSC ("Intergas"), the entity licensed to operate the Maykop Field, have been finalized, and an Intergas Prospectus that must be approved before the importation of the rigs and equipment has been filed with the Russian Security Exchange Authorities. Upon approval of the Prospectus and the satisfactory completion of the other matters, the Company expects to proceed with remobilization and shipment of the equipment. (FLS)

         In March 1997, the Company considered the political unrest in Albania to be a force majeure, and the activities related to the development of the Gorisht-Kocul Field were suspended as a result thereof. While the political situation in Albania now appears to be improving, the Company believes conditions in the project area have not yet returned to normal and do not yet justify full scale operations. After recent meetings with the joint venture partner, Albpetrol, and visits to the field, the Company is considering resumption of limited project activities. (FLS)

         On June 10, 1997, Boryslaw Oil Company, in which the Company holds a 45% interest, signed the license agreement to develop and operate the Stynawske oilfield in Western Ukraine. Ukrnafta, the Ukrainian national oil company, holds the remaining 55% interest in Boryslaw Oil Company. Preparation for start-up of drilling operations is ongoing. (FLS)

         Developing the oil and gas properties and ventures in which the Company has or expects to acquire an interest involves a multi-year effort. The Company had working capital of $17,753,000 at September 30, 1997, and at that date $1,900,000 of additional credit facilities were available for unconsolidated entities resulting from restricted cash of $9,700,000 pledged by the Company to collateralize letters of credit to be utilized to support, directly or indirectly, developmental expenditures by various oil and gas ventures. Completing development of such oil and gas properties and ventures would require substantial additional funds. In recognition thereof, the Company has retained investment bankers in both Europe and the United States to consider and pursue strategic alternatives for the Company. Among the strategic alternatives to be considered are sales of portions of the Company's interest in one or more oil and gas ventures, a substantial equity investment in the Company by one or more strategic investors, and a business combination. Pending identification and implementation of a strategic alternative, the Company intends to implement a slower phasing of the development of some or all of the properties and ventures, reducing the early investment requirements but delaying the anticipated production build up. (FLS) In addition, the Company is instituting a program to reduce general and administrative expenses both for the Company and for the various oil and gas ventures in which the Company has interests. (FLS)

         The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that the Company or any such entity will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that any such financing offered will be on terms that are acceptable to the Company or such entities or are deemed to be in the best interest of the Company and its stockholders or the participants, including the Company, in such entities. (FLS)

         Recovery of the carrying value of the Company's oil and gas properties and investments in and advances to oil and gas ventures, amounting to $12,459,000 as of September 30, 1997, and certain other assets including restricted cash and property and equipment will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company and such ventures and depends upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. (FLS) The Company either has or is attempting to develop plans for each of its Eastern European ventures to achieve levels of production and profits sufficient to recover its costs. (FLS) However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its costs. (FLS) The Company will be entitled to distributions from the various ventures in accordance with the arrangements governing the respective ventures. (FLS)

         As each of the oil and gas ventures in which the Company has interests approaches and pursues active operations, it is anticipated that the rate at which the Company makes investments in and advances to or otherwise provides financial support to such venture will increase. (FLS)

         The condensed consolidated financial statements of the Company do not give effect to any impairment in the value of the Company's investment in, including advances to, oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. (FLS) The Company's condensed consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations and cash flows of the Company and ultimately its ability to continue as a going concern. (FLS)

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share and SFAS No. 129, Disclosure of Information about Capital Structure. SFAS 128 specifies the computation of earnings per share, and SFAS 129 specifies the presentation and disclosure requirements about an entity's capital structure. Both SFAS 128 and SFAS 129 shall be adopted in the fourth quarter of 1997 with restatement back to January 1, 1997. The FASB has also issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, both of which are required to be adopted by the Company in the fourth quarter of 1997. The initial adoption of all of these standards is not expected to have a material effect on the Company's financial statements. (FLS)

         Results of Operations

         Three month periods ended September 30, 1997 and August 31, 1996:

         The Company recorded an operating loss of $2,703,000 for the three month period ended September 30, 1997, compared to an operating loss of $2,034,000 for the three month period ended August 31, 1996. Loss from investments in unconsolidated subsidiaries increased $1,614,000 from the 1996 to the 1997 quarter, reflecting the Company's share of increased costs being incurred by oil and gas ventures preparing for the operational activity and actual operations as well as the Company's $712,000 share of an impairment loss recognized during the third quarter of 1997 with respect to nonproductive wells in the Lelyaki Field venture. The 1996 quarter had $619,000 more of direct project costs and general and administrative expenses that were $229,000 greater than the 1997 quarter. In the third quarter of 1996, a $151,000 impairment of oil and gas properties was recognized.

         Direct project costs for the three month period ended September 30, 1997 amounted to $421,000, as compared with $1,040,000 for the three month period ended August 31, 1996. Direct project costs represent costs incurred on projects in the preliminary stages before agreements have been reached, as well as costs incurred on active projects which the Company cannot charge to the ventures developing the projects. While the magnitude of direct project costs are expected to vary from period to period depending upon the volume of these activities, the Company does not foresee any substantial increase in the level of direct project costs in the immediate future. (FLS)

         General and administrative expenses for the three month period ended September 30, 1997 amounted to $569,000 as compared to $799,000 for the three month period ended August 31, 1996. The decrease is mainly attributable to the fact that a larger portion of project related general and administrative costs has been billed to the various ventures during the quarter ended September 30, 1997, as compared to the three month period ended August 31, 1996. A portion of these costs are reflected as loss from unconsolidated companies and partially offset the expense reduction at the operating loss line. In addition, the joint venture partners' shares of such costs are reflected by the Company as investments in and advances to oil and gas ventures. The Company expects to continue to allocate appropriate costs to the various oil and gas ventures.
(FLS) The Company is instituting a program to reduce the level of general and administrative activity, which if successful should result over time in lower allocations of project related general and administrative costs to the various oil and gas ventures as well as lower general and administrative expense. (FLS) The Company's ability to reduce general and administrative costs quickly is constrained by termination notice provisions in employment agreements with most employees. (FLS)

         The $1,647,000 loss from investments in unconsolidated subsidiaries recognized during the three month period ended September 30, 1997 represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations were largely a result of general and administrative expenses incurred by such entities in preparing for operations or actual operations and the Company's share of an impairment loss recorded by Kashtan with respect to nonproductive wells in the Lelyaki Field amounting to $712,000. As these ventures are still in the initial development stage, no material operating revenues have yet been received. Initial production has started at the Lelyaki Field, and revenues in the amount of $115,000 were recorded by Kashtan during the quarter ended September 30, 1997. During the three month period ended August 31, 1996, the only loss from unconsolidated subsidiaries was a $33,000 loss associated with a Canadian operation; at that time, the Company was still in the process of acquiring and organizing its interests in Eastern European oil and gas ventures, so a proportionate share of operating results were not yet being passed through those ventures to the Company. The Company is instituting a program to reduce the rate at which the various oil and gas ventures proceed with project development, which if successful should result in lower period losses from investments in unconsolidated subsidiaries than would otherwise have been the case but might also extend the period during which losses are experienced. (FLS)


         The Company recorded operating revenue of $63,000 during the three month period ended September 30, 1997, as compared with operating revenue of $13,000 for the three month period ended August 31, 1996. The revenue in both quarters is attributable primarily to a modest amount of oil and gas production in Canada.

         During the three month period ended September 30, 1997, the Company reported interest income of $426,000, compared to interest income of $252,000 during the three month period ended August 31, 1996. The interest income for the current period relates primarily to the relatively higher average cash balances reflecting the Company's equity financing activities subsequent to August 31, 1996. For the three month period ended September 30, 1997, the Company reported interest expense of $9,000 compared to $289,000 for the three month period ended August 31, 1996. The interest expense for the prior year period related primarily to the interest on and the amortization of financing costs and discount related to the Company's 8% Convertible Subordinated Debentures.

         The decrease in net loss per common share from the 1996 to the 1997 quarter reflects primarily the issuance by the Company of a substantial number of shares of its Common Stock upon exercise of stock purchase warrants subsequent to August 1996.

         Nine month periods ended September 30, 1997 and August 31, 1996:

         The Company recorded an operating loss of $6,645,000 during the nine month period ended September 30, 1997, compared with an operating loss of $4,565,000 for the nine month period ended August 31, 1996. The increased loss is attributable primarily to the $3,011,000 loss in the 1997 period from investments in unconsolidated subsidiaries which compared to a $11,000 loss from such investments in the 1996 period, partially offset by (a) a 1996 $420,000 impairment of oil and gas properties, and (b) a $428,000 reduction in direct project costs from the 1996 to the 1997 period.

         Direct project costs for the nine month period ended September 30, 1997 amounted to $815,000, as compared with $1,243,000 for the nine month period ended August 31, 1996. Direct project costs represent costs incurred on projects in the preliminary stages before agreements have been reached, as well as costs incurred on active projects which the Company cannot charge to the ventures developing the projects. While the magnitude of direct project costs is expected to vary from period to period depending upon the volume of these activities, the Company does not foresee any substantial increase in the level of direct project costs in the immediate future. (FLS)

     General and administrative expenses for the nine month period ended September 30, 1997 amounted to $2,717,000 as compared to $2,853,000 for the nine month period ended August 31, 1996. The slight decrease is mainly attributable to the fact that a larger portion of project related general and administrative costs has been billed to the various ventures during the nine months ended September 30, 1997, as compared to the nine month period ended August 31, 1996. A portion of these costs are reflected as loss from unconsolidated companies and partially offset the expense reduction at the operating loss line. In addition, the joint venture partners' shares of such costs are reflected by the Company as investments in and advances to oil and gas ventures. The Company expects to continue to allocate appropriate costs to the various oil and gas ventures.
(FLS) The Company is instituting a program to reduce the level of general and administrative activity, which if successful should result over time in lower allocations of project related general and administrative costs to the various oil and gas ventures as well as lower general and administrative expense. (FLS) The Company's ability to reduce general and administrative costs quickly is constrained by termination notice provisions in employment agreements with most employees. (FLS)

     The $3,011,000 loss from investments in unconsolidated subsidiaries recognized during the nine month period ended September 30, 1997 represents the Company's proportionate share of the results of operations of unconsolidated subsidiaries and entities. The losses generated from these operations were largely a result of general and administrative expenses incurred by such entities in preparing for operations or actual operations and the Company's share of an impairment loss recorded by Kashtan with respect to nonproductive wells in the Lelyaki Field amounting to $712,000. Initial production has started at the Lelyaki Field, and revenues in the amount of $115,000 were recorded by Kashtan during the nine months ended September 30, 1997. During the nine month period ended August 31, 1996, the only loss from unconsolidated subsidiaries was a $11,000 loss associated with a Canadian operation; at that time, the Company was still in the process of acquiring and organizing its interests in the Eastern European oil and gas ventures, so a proportionate share of operating results were not yet being passed through those ventures to the Company. The Company is instituting a program to reduce the rate at which the various oil and gas ventures proceed with project development, which if successful should result in lower period losses from investments in unconsolidated subsidiaries than would otherwise have been the case but might also extend the period during which losses are experienced. (FLS)

         The Company recorded operating revenue of $173,000 during the nine month period ended September 30, 1997, as compared with operating revenue of $27,000 for the nine month period ended August 31, 1996. The revenue in both periods is attributable primarily to a modest amount of oil and gas production in Canada.

         During the nine month period ended August 30, 1997, the Company reported interest income of $1,143,000, compared to interest income of $284,000 during the nine month period ended August 31, 1996. The interest income for the current period relates primarily to the relatively higher average cash balances reflecting the Company's equity financing activities subsequent to August 31, 1996. For the nine months ended September 30, 1997, the Company reported interest expense of $26,000 compared to $1,016,000 for the nine month period ended August 31, 1996. The interest expense for the prior year period related primarily to the interest on and the amortization of financing costs and discount related to the Company's 8% Convertible Subordinated Debentures.

         The significant decrease in net loss per common share from the 1996 to the 1997 nine month period reflects primarily the issuance by the Company of a substantial number of shares of its Common Stock in a June 1996 equity offering and in subsequent exercises of stock purchase warrants during 1996.

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

         Few of such forward looking discussion deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. The Company does not have a majority of the equity in the entity that is the licensed developer of any of the projects that the Company is presently pursuing in Eastern Europe, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking discussion regarding the occurrence and timing of future events may well anticipate results that will not be realized.

         The availability of equity financing to the Company or debt financing to the Company and the joint venture or other entities that are developing the projects is affected by, among other things, world economic conditions, international relations, the stability and policies of various governments, fluctuations in the price of oil and gas and the outlook for the oil and gas industry, the competition for funds and an evaluation of the Company and specific Company projects. Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of the Company and its projects and comparisons with alternative investment opportunities. The Company's ability to finance all of its present oil and gas projects according to present plans is dependent upon obtaining additional funding.

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

              3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994 Form 8-K ).

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

              None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FOUNTAIN OIL INCORPORATED



Date: November 12, 1997              By:  /s/ ARNFIN HAAVIK
                                          ----------------------------
                                          Arnfin Haavik
                                          Executive Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX


                                                                      FILED WITH
EXHIBIT                                                                  THIS
NUMBER                                 EXHIBIT                          REPORT
------                                 -------                        ----------
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

10(7)         Management Services Agreement between Fountain Oil
              Incorporated and Oistein Nyberg.

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