Form 10-K
period 1997-12-31
FOUNTAIN OIL INC
filed 1998-03-30
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

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

                    Common Stock, par value $0.10 per share
            -------------------------------------------------------
                               (Title of Class)

 Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.     YES   X        NO
                                             ----         ----

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment
 to this Form 10-K.   [  ]

 The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 1997, was $19,636,794.

 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 22,447,489 shares outstanding as of February 28, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

      Fountain Oil Incorporated (together with its predecessor, its consolidated subsidiaries and entities for which it accounts on the equity method, except where the context otherwise requires, "Fountain" or the "Company") is a Delaware corporation formed in 1994. Its predecessor was incorporated in Oklahoma in 1980 and operated as an oil and gas exploration and production company until 1988, when it shifted its focus to the application of its electrically enhanced oil recovery ("EEOR") process for heating reservoirs of heavy or paraffinic oil utilizing electric current. The EEOR process represented the basis for Fountain's principal business from 1988 through December 1994. See "Technology for Enhanced Production of Heavy Oil -- EEOR Process."

      In August 1994, a new management group with experience in the international oil and gas industry became involved with Fountain, and beginning in 1995 Fountain shifted its principal activities to the acquisition and development of interests in a portfolio of oil and gas properties with a production history, including engaging in such activities through joint venture, stock ownership, production sharing, working interest, and other arrangements. In a series of private placements in 1994, 1995 and 1996, Fountain raised equity capital to finance its operations.

      At January 31, 1998, Fountain had cash and cash equivalents of approximately US$12,500,000, which it considers inadequate to proceed with its program of acquiring and developing oil and gas properties. During 1997, the initial development of the Lelyaky Field, the first substantial oil and gas property in which Fountain had an interest to be developed, failed to produce commercial quantities of oil. In the fall of 1997, following the announcement of the disappointing initial results from the Lelyaky Field in Ukraine, Fountain undertook a program to preserve its financial resources by limiting its investments in and advances to oil and gas ventures and properties in which it holds interests and reducing its general and administrative expenses, which has resulted in the termination or delivery of contractually required notices preceding termination to three-quarters of Fountain's employees, and engaged investment bankers to advise it regarding the strategic alternatives available to it.

      As a result of examining various strategic alternatives with its investment bankers, Fountain, on February 2, 1998, entered into a Combination Agreement (as amended and restated, the "Combination Agreement") with CanArgo Energy Inc. ("CanArgo"). Pursuant to the Combination Agreement, CanArgo and Fountain would engage in a series of transactions (collectively the "Transaction") whereby CanArgo would become a subsidiary of Fountain and each of the outstanding CanArgo Common Shares would be converted into the right to receive 1.6 shares of Fountain Common Stock. Consummation of the business combination is subject to satisfaction of a number of conditions, including approval by the stockholders of both CanArgo and Fountain. Following the business combination, it is contemplated that the former shareholders of CanArgo would have the right to receive approximately 47% of Fountain's Common Stock, that current management of CanArgo would occupy most of Fountain's senior management positions and that current directors of CanArgo would constitute a majority of the Fountain Board of Directors.

      Fountain's principal activities during the past three years have involved the acquisition of interests in and development of oil and gas fields. Fountain's primary focus has been the acquisition of ownership interests in existing oil and gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. Fountain has looked for, among other characteristics in addition to petroleum production potential, convenient access to oil and gas transportation and marketing systems and the existence of an infrastructure for oil and gas production. Fields meeting Fountain's requirements have been found in countries that in the past have lacked the technical expertise or economic resources to exploit such fields effectively. Oil and gas ventures in such countries are typically structured through joint ownership arrangements with the state oil company or other local interests. Fountain established a position in four projects in Eastern Europe, including the Russian Federation - one in the Republic of Adygea, Russian Federation, two in Ukraine and one in Albania. Production and, in some cases, exploration licenses have been granted in regard to all four projects. During 1997, Fountain recorded losses associated with the impairment of three of those four projects. Fountain also has interests in small oil and gas properties in Canada, some of which have produced and are producing modest amounts of crude oil. Fountain's principal product from its existing ventures and properties is crude oil.

VENTURES IN EASTERN EUROPE

  Stynawske Field, Western Region, Ukraine

      In November 1996, Fountain entered into a joint venture arrangement with the Ukrainian state oil company ("Ukranafta") for the development of the 6,000 acre Stynawske Field, located in Western Ukraine near the city of Stryy. Fountain has a 45% interest in the joint venture, with Ukranafta holding the remaining 55% interest. The formal registration of the joint venture company, Boryslaw Oil Company ("BOC"), occurred in December 1996, and BOC received a production license for the Stynawske Field in June 1997. At December 31, 1997 and 1996, Fountain's net investment in and advances to BOC amounted to approximately US$5,387,000 and US$1,656,000, respectively.

      The Stynawske Field is a relatively tight sandstone reservoir containing light oil. The production from the field commenced in 1967 but was substantially terminated after a few years of production due to environmental considerations. The field is located underneath the main water supply for Western Ukraine, and leakage from producing wells some 20 years ago threatened pollution of this aquifer. Four wells that are located away from the water supply have been allowed to continue production. Ukranafta retains rights to base production, representing a projection of the net value of what the Stynawske Field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2011. BOC will be entitled to all incremental production above that declining base.

      The preliminary field development for the rehabilitation of the Stynawske Field is based on deviated drilling, in which the drilling sites for the wells would be located a safe distance from the water supply and the wells would enter the reservoir at angles avoiding the aquifer. Additional measures would be taken with the drilling mud and otherwise to protect the environmental integrity of the project. Gas injection to maintain reservoir pressure will be considered. The full field development plan and marketing arrangements for the Stynawske Field have not yet been formulated and will depend upon data developed during an initial phase. In anticipation of the initial phase development, BOC is proceeding with an environmental audit of the Stynawske Field, the technical and economic evaluation of the project and the selection and preparation of drilling sites.

      Fountain is actively seeking arrangements with other oil and gas production companies under which, through farm-out arrangements, one or more such companies would acquire a portion of Fountain's interest in BOC and would assume no less than a proportionate share of the historic and future financial responsibilities for the Stynawske Field project associated with such interest in BOC.

  Lelyaky Field, Pryluki Region, Ukraine

      Fountain holds a 90% interest in UK-RAN Oil Corporation ("UK-RAN"), which in turn owns 45% of the equity of Kashtan Petroleum, Ltd. ("Kashtan"), the Ukrainian joint venture company developing the Lelyaky Field, providing Fountain with an effective 40.5% ownership interest in Kashtan. Ukranafta owns the other 55% of Kashtan. In May 1996, Kashtan received a 20 year oil and gas production license for a 67 square kilometer ("km/2/") portion of the Lelyaky Field, as well as a five year exploration license for 327 km/2/ surrounding the production area. Ukranafta retained rights to net "base production," representing a projection of what the Lelyaky Field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2008. Kashtan would be entitled to all incremental production above that declining base, with all production costs, taxes and other expenses of Kashtan to be covered before the owners of Kashtan would share its profit, if any, in proportion to their ownership interests.

      Fountain has been responsible for arranging financing for the Lelyaky Field project, which has involved both direct investment in and advances to Kashtan and credit support through the pledge of cash collateral. Through

December 31, 1997, Fountain had made gross investments in and advances to Kashtan aggregating US$2,436,000. In addition, at December 31, 1997, Fountain had pledged a total of US$9,350,000 to collateralize indirectly a US$8,500,000 credit facility for Kashtan, on which Kashtan had drawn down US$8,150,000. At December 31, 1997, Fountain had also pledged an additional US$350,000 to collateralize a letter of credit to guarantee payment to a Kashtan contractor, and the contractor has since been paid.

      During 1997, Kashtan reentered nine wells in the Lelyaky Field for purposes of recompletion, resulting in three productive and six unproductive wells. The three producing Lelyaky Field wells have shown an aggregate average production of approximately 120 barrels of oil per day. Originally, Kashtan had planned to work over twelve wells in the initial phase of its field development plan and then prepare a full field development plan. The disappointing results from the initial nine wells caused Kashtan to suspend its workover operations and to analyze the results of the initial development efforts in order to assess the feasibility of developing the Lelyaky Field.

      Based on its analysis of the initial development efforts including consultation with independent petroleum engineers, Fountain has concluded that the Lelyaky Field will not support a successful commercial development. On the basis of that conclusion, Fountain has advised Kashtan that Fountain will not provide any additional financial support for Kashtan and has recorded a 1997 impairment charge totaling $9,108,000. The impairment charge consisted of US$137,000, which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted or is expected to default and which was effectively guaranteed by Fountain through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations.

      Kashtan continues to produce a modest amount of oil from the recompleted wells, which is sold in the Ukrainian market.

  Gorisht-Kocul Field, Albania

      Fountain and Sh.A. Albpetrol, the Albanian state oil company ("Albpetrol"), formed a joint venture ("ALBJV"), in which each has a 50% interest, to rehabilitate and develop the Gorisht-Kocul Field. ALBJV was granted a 25 year production license covering approximately 16.5 km/2/ constituting the Gorisht-Kocul Field. Albpetrol retained rights to base production, representing a projection of the net value of what the Gorisht-Kocul Field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2011. ALBJV would be entitled to all incremental production above that declining base.

      Fountain was named operator of the Gorisht-Kocul Field, with responsibility for implementing the development plan and arranging financing for the project, which could involve financing ALBJV directly or guaranteeing, collateralizing or providing other forms of credit support for ALBJV borrowings. Up to 80% of the incremental production could be utilized to pay for project operating costs and capital expenditures and to repay borrowings. Any shortfall in recovery of such costs and other items in any period could be carried forward and recovered from the 80% of incremental production available for such costs in any subsequent period. The venturers could take base production and their respective shares of net incremental production, after operating costs, capital expenditures and debt repayment, either in kind or, following sale by ALBJV, in cash based on world market prices.

      Production at the Gorisht-Kocul Field commenced in 1966. The field, which contains relatively heavy oil, has reportedly produced approximately 69 MMBbls to date. 1996 production was approximately 1,100 BOPD from the 160 wells then still producing out of a total of 300 wells drilled. Initial production from these wells is reported to have ranged between 187 and 630 BOPD. Historically, wells in the Gorisht-Kocul Field have been completed open hole, with no completion equipment utilized. Fountain believes, based on available data, that the decline in productivity has been caused by water coning and natural depletion.

      In March 1997, Fountain declared the political unrest in Albania to be a force majeure, and ALBJV suspended activities related to the development of the Gorisht-Kocul Field as a result thereof. The suspension continues, and the level of production has reportedly declined somewhat during the suspension. In light of the extended period that the force majeure condition has continued and in the absence of any indication of an imminent termination of that condition, Fountain recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to ALBJV of $1,370,000. Fountain also recognized a $433,000 loss in 1997, as Fountain's equity in the loss of ALBJV.

  Maykop Field, Adygea

      Fountain holds 37% of the issued and outstanding stock of Intergas JSC, a Russian joint stock company ("Intergas"). Other shareholders of Intergas include the Republic of Adygea, Mostransgas Gas Transmission and Supply Enterprise JSC ("Mostransgas"), an affiliate of Gasprom which is the largest gas distribution group in Russia, and Petrogas JSC, a private Russian company. In 1994, Intergas was granted an exclusive 25 year exploration and production license covering specified zones in the 12,500 acre Maykop gas condensate field in Adygea located approximately 185 kilometers from the Black Sea.

      The Maykop Field was discovered in 1958 and commercial production commenced in 1966. The field has reportedly produced over two trillion cubic feet of natural gas to date. In 1995, daily production was reported to have been approximately 2,000,000 cubic feet of gas per day.

      The development plan contemplated an initial phase that would have commenced with the drilling of two new wells to assess the flow of primary gas production and the possible concurrent recompletion and stimulation of certain existing but non-producing wells in order to increase production. A delineation well to assess a possible extension of the field was planned after the first two wells were drilled. Based on data developed during the initial phase, Intergas would have adopted a full development plan for the Maykop Field. In December 1996, Fountain shipped two drilling rigs and related equipment, which were intended to be transferred to Intergas for use in the initial phase of the Maykop Field development. When Intergas did not complete certain corporate formalities believed by Fountain to be necessary for the efficient and economical importation of the rigs and equipment into Adygea, Fountain diverted the shipment to Cyprus where it remains in bonded storage. Fountain continues to experience delays and difficulty in resolving operating arrangements and other matters relating to Intergas, including completion of corporate formalities and regularization of its corporate affairs. The very extended period during which it has been dealing with these matters has caused Fountain to conclude that under present circumstances it cannot effectively pursue commercial activities and develop the Maykop Field through Intergas. As a result, Fountain recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to Intergas of US$5,258,000. In addition Fountain recognized a loss in 1997 of US$851,000, reflecting Fountain's equity in the loss of Intergas.

      With the rigs and equipment now expected to be employed for applications other than the specific applications for which they were originally intended, Fountain recorded an impairment of $2,844,000 at December 31, 1997, which represents the difference between the book value of rigs and equipment and their estimated fair value. Fountain has had discussions with CanArgo regarding CanArgo's possible future use of some of the rigs and equipment.

  Risks Associated with Fountain's Eastern European Ventures

      While all oil and gas development and production activities are subject to uncertainties inherent in the oil and gas industry, projects in Eastern Europe are subject to certain additional specific risks. The forms of government and the economic institutions in most Eastern European countries have been established relatively recently and, accordingly, may be subject to a greater risk of change and the risk of greater change than may be the case with respect to governments and economies that have been in existence for longer periods of time. Generally, the government is an important participant in the establishment of the arrangements defining a project, and there is a risk that a future government may seek to alter project arrangements. The infrastructures, labor pools, sources of supply, and legal and social institutions in Eastern European countries may not be equivalent to those normally found in connection with projects in North America, which may result in a lower level of predictability and a higher risk of frustration of expectations. More permits and approvals may be required for Eastern European entities and projects than for North American entities and projects. The procedures for obtaining such permits and approvals may be more cumbersome, and officials may have more discretion in acting on application and requests.

      Payment for any oil and gas sold in Eastern European countries may be in local currencies. While such currencies are now generally freely convertible into United States dollars, there is no assurance that such convertibility will continue throughout the period Fountain is involved in projects in such countries. Even where convertibility is available, applicable exchange rates may not reflect a parity in purchasing power. Fluctuations of exchange rates could result in a devaluation of foreign currencies being held by the entities operating such projects in excess of their obligations denominated in such currencies. In addition, Eastern European countries may impose various restrictions on the transfer of currency into or out of such countries, which could affect the ability of a Western operator to repatriate its investment or its share of distributable earnings, if any.

      Fountain expects that its Stynawske Field project will commence with an initial phase of the development plan. Among the purposes of the initial phase of the development plans are the generation of additional data regarding the geology and production characteristics of the field, testing the premises of the tentative development plans for the field, refining such development plan, and generally seeking confirmation of the commercial feasibility of the project. While the staged approach to project development is designed to mitigate investment risk and optimize hydrocarbon recovery, there can be no assurance that such approach will have that effect. No assurance can be given that the Stynawske Field project will be determined to be commercially feasible, that the development of such project will produce oil and gas in commercial quantities, or that any oil and gas produced will be sold for a profit. In order to produce oil and gas in sufficient quantities and to market such oil and gas at sufficient prices to provide positive cash flow to Fountain, the exploration and development efforts of any oil and gas ventures in which it has an interest must be successful.

      Fountain has the responsibility for arranging financing for the Stynawske Field venture, subject to the approval of the BOC board. Fountain hopes to finance the net development costs of such venture with funds made available through a combination of its present cash position, equity or debt financing either by Fountain or other companies acquiring a portion of Fountain's interest in the Stynawske Field ("Farm-Out Partners"), if any, or BOC. Debt financing may be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. To the extent that loans are incurred by BOC, it is likely that Fountain and its Farm-Out Partners, if any, will be required to guarantee or otherwise provide credit enhancements, including cash collateral, with respect to all or a portion of such loans, at least until such venture demonstrates economic self-sufficiency. There can be no assurance that Fountain and its Farm-Out Partners, if any, or BOC will be able to arrange the financing necessary to develop the Stynawske Field project or that such equity or debt financing as is available will be on terms that are attractive or acceptable to Fountain and its Farm-Out Partners or BOC or that are deemed to be in their respective best interests.

      The consolidated financial statements of Fountain do not give effect to any further impairment in the value of Fountain's investment in oil and gas ventures and properties or other adjustments that would be necessary if financing cannot be arranged for the development of such ventures and properties or if such ventures and properties are unable to achieve profitable operations. Fountain's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such ventures and properties to achieve profitability would have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of Fountain and ultimately its ability to continue as a going concern.

      As a result of the events associated with the impairment of Fountain's investment in and advances to and other assets related to Kashtan, Intergas and ALBJV, Fountain may be subject to contingent liabilities in the form of claims from Kashtan, Intergas or ALBJV or from other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Fountain management is unable to estimate the range that such claims, if made, might total. However, if one or more such claims were asserted and determined to be valid, they could have a material adverse effect on Fountain's financial position, results of operations and cash flows.

      Fountain has made advances and may make additional advances to BOC and other Eastern European oil and gas ventures for capital and operating expenditures. Advances previously made to Kashtan, Intergas and the Gorisht-Kocul joint venture have been either lost through Fountain's equity in the operating losses of such venture or impairment. Advances, which are classified as investments in and advances to oil and gas ventures, are generally recoverable only from future revenue of the ventures. Fountain has generally negotiated agreements with its venture partners to provide for priority distributions to repay these advances. No assurance can be given that such distributions will be adequate to recover such advances.

      No assurance can be given that any or all negotiations required in connection with Fountain's oil and gas ventures and properties will be satisfactorily concluded; that negotiated arrangements will be implemented; or that all governmental and quasi-governmental licenses, registrations and approvals required for the projects will be granted or, if granted, will not be revoked.

PROPERTIES AND VENTURES IN NORTH AMERICA

  Sylvan Lake Area, Alberta, Canada

      In January 1997, Fountain purchased a 60% interest in a 2,080 acre heavy oil property in the Sylvan Lake area in Alberta, Canada, from Amoil Resources Inc., effective from December 20, 1996. Fountain paid approximately US$1,009,000 for its interest in the property, and also undertook to drill one pilot well in which Fountain's electrically enhanced oil recovery equipment would be installed. That well was drilled during the third quarter of 1997 and is producing. The EEOR equipment is expected to be installed during the second half of 1998. During 1997, Fountain's share of production from the field was approximately 16,500 bbls, and during December 1997, Fountain's share of production averaged 71 BOPD.

  Frog Lake Area, Alberta, Canada

      Fountain has two relatively insubstantial interests in producing oil and gas projects in the Frog Lake area of Alberta, Canada. Fountain holds a 15% working interest in the Beaver Dam project covering 640 acres. One well was completed during the third quarter of l997, which was producing at the rate of 20 BOPD at 1997 year-end. The operator is planning to drill additional wells in 1998.

      Fountain also holds 15% of a 7.5% overriding royalty interest in approximately 2,600 acres known as the Bear Trap project. During 1997, Fountain received approximately US$27,000 with respect to its royalty interest.

  Skiff Sawtooth Field, Alberta, Canada

      Fountain has a 50% working interest in oil and gas leases covering approximately 320 undeveloped acres adjacent to a producing field. Recent drilling by the offset operator has shown that the producing formation thins in the general direction of Fountain's leasehold. Fountain has not yet been involved in any drilling in the Skiff Sawtooth Field.

  Rocksprings Field, Edwards County, West Texas

      Fountain has a 37.5% working interest before payout and a 33.3% working interest after payout in 1,799 undeveloped gross acres under lease. Two wells have been drilled by the group in which Fountain is a working interest participant. The first well was non-producing, and the second of the two wells produced insignificant amounts of gas. In December 1997, Fountain recognized the impairment of its remaining investment in the Rocksprings Field, resulting in a US$257,000 impairment loss.

COMPETITION

      The oil and gas industry is highly competitive. Fountain encounters competition from other oil and gas companies in all areas of operations, including the acquisition of producing properties. Fountain's competitors include integrated oil and natural gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of these competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than Fountain and which, in many instances, have been engaged in the energy business for a much longer time than Fountain. Such competitors may be able to develop better information and provide better analysis of available information, to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than Fountain's financial or human resources permit. In the competition to acquire oil and gas properties, Fountain has relied substantially on the relationships its officers and directors have developed in the international oil and gas industry, which has been or will be significantly reduced as a result of the termination of employment of various officers. Fountain management believes that Fountain's relatively small size has enabled it to consider projects that would be deemed to be too small for consideration by many larger competitors.

TECHNOLOGY FOR ENHANCED PRODUCTION OF HEAVY OIL

  EEOR Process

      Heavy oil resources are often located in shallow reservoirs with low reservoir temperatures. Heavy oil is very viscous at moderate temperatures and normally needs to be heated in order to flow easily. Fountain, together with Illinois Institute of Technology Research Institution ("IITRI"), has developed since the mid-1980's a technology for EEOR. Fountain has exclusive rights to the technology through an agreement with IITRI, as well as through Company owned patents. Fountain believes that its patent position is important in connection with maintaining its competitive position relating to the EEOR Process. See "--Licenses, Concessions and Patents."

      Several pilot projects involving the EEOR Process have been implemented during the past ten years. While pilot projects results have varied, Fountain believes they suggest the validity of the EEOR technology and its ability in appropriate circumstances to increase the production rates by a factor of two or more. Recent emphasis has been on improving equipment reliability. To date, Fountain has not achieved commercial success with this technology, and no assurance can be given that Fountain will be successful in commercializing the EEOR Process.

      The potential advantages of the EEOR technology include improved production rates, energy efficiency, environmental acceptability, absence of practical depth limits, suitability for extremely cold climates, preventing or removing paraffin buildup, and counteracting or removing hydrate formation.

      Management believes that the EEOR technology could provide Fountain with a competitive advantage in negotiating for heavy oil participations, particularly in Eastern Europe. In North America, large heavy oil reserves are lying idle because present owners have not found economic ways to develop them, and this may represent opportunities for Fountain to obtain interests in such fields on reasonable terms and to make production economic through the use of the EEOR technology. Fountain therefore determined to use EEOR's technology principally as a competitive advantage to acquire and, if successfully commercialized, to develop heavy oil reserves. As a first step to implement this strategy, Fountain has acquired a 60% share in a heavy oil property in the Sylvan Lake Area in Alberta, Canada, and intends to install the technology in a well in this field.

      Fountain's ability to develop the EEOR technology is dependent upon its ability to raise capital in addition to that needed for its oil and gas properties and ventures.

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

      The principal dimensions of competition for reservoir heating systems are the relative effectiveness, reliability and cost-effectiveness of the competing systems, the environmental impact of the competing processes, and the ability of the competing suppliers to respond to customers' needs in a timely fashion. To date, Fountain has not been successful in establishing the EEOR Process as a commercially accepted method of thermal stimulation.

PRINCIPAL MARKETS

      The principal market for crude oil produced in North America is refiners located in proximity to the place of production.

METHODS OF DISTRIBUTION

      In North America crude oil generally is either distributed through pipeline facilities located in proximity to the place of production or trucked.

LICENSES, CONCESSIONS AND PATENTS

      BOC will be operating pursuant to a license or concession granted by Ukrainian governmental authorities. The license imposes various requirements upon the licensee, and the failure to satisfy such requirements could result in the termination or cancellation of the license or concession. In addition, as sovereign agencies, the governmental authorities that have granted such licenses or concessions may have greater power than private parties to terminate licenses or concessions arbitrarily. Loss of the license to operate the Stynawske Field could have a material adverse effect upon the financial condition, results of operations and prospects of Fountain.

      Fountain believes that the patents it owns or has the exclusive licenses to exploit could be important to the acquisition of interests in and to the development of heavy oil fields. The IITRI license agreement covers one United States patent that expires in 2002. Fountain holds directly twelve United States patents with expiration dates ranging from 2004 to 2015. In addition, there are eighteen issued foreign patents, expiring 2005 to 2014, and sixteen foreign patent applications currently pending based on the technology embodied in the United States patents and patent applications.

ENVIRONMENTAL MATTERS

      The development of oil and gas fields and the production of hydrocarbons inherently involve environmental risks. These risks can be minimized, but not eliminated, through use of various engineering and other technological methods, and Fountain intends to employ such methods to industry standards. The potential environmental problems are enhanced when the oil and gas development and production activities involve the rehabilitation of fields where the practices and technologies employed in the past have not embodied the highest standards then in effect. It is the policy of Fountain to attempt to deal with this situation by conducting an environmental audit before assuming responsibility for operations of an oil or gas field and arranging for the prior operator to accept liability for any environmental problems existing when Fountain, or a venture in which it is interested, accepts responsibility for the field. Fountain does not anticipate any material capital expenditures for environmental control facilities during 1998, 1999 or the foreseeable future.

      Fountain's business is subject to certain national, provincial, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Because the requirements imposed by such laws and regulations are frequently changed, Fountain is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

EMPLOYEES

      As of January 31, 1998, Fountain had 34 full time employees, of whom 23 had received contractually required or other notifications that their employment would be terminated no later than July 31, 1998.

ITEM 2.  PROPERTIES

      Fountain does not have complete ownership of any real property. Fountain leases office space in Calgary, Houston, Maidenhead, England and Asker, Norway under leases having remaining terms varying from eight to ninety-six months. Fountain has subleased its Maidenhead and Calgary offices, with CanArgo being the sublessee of the Calgary office, and intends to attempt to sublease additional office space. See "General Development of Business," "Ventures in Eastern Europe" and "Properties and Ventures in North America" for a description of the principal oil and gas properties in which Fountain has an interest.

      Since January 1, 1997, the beginning of Fountain's most recent full fiscal year, neither Fountain nor any entities for which it accounts using the equity method has filed with or included in reports to any Federal authority or agency any estimates of total, proved net oil or gas reserves. During the past three fiscal years, Fountain and its unconsolidated entities have not had any substantial production of oil and gas.

      In the year ended August 31, 1995, Fountain participated in the drilling of three gross wells (1.3 net wells), two of which were exploratory and located in the Rocksprings Field in Edwards County, Texas, and one of which was dry and located in Evangeline Parish, Louisiana. Of the two Rocksprings wells, one was completed and produced 20 MCF per day while the other was abandoned as a non-producer. The Louisiana well was abandoned as a dry hole. In the year ended August 31, 1996, Fountain participated in the drilling of one gross well in West Mexia which was later abandoned. In the four months ended December 31, 1996, Fountain did not drill any exploratory wells or development wells. In the year ended December 31, 1997, Fountain participated in the drilling of two gross wells (0.75 net wells), both of which were developmental. One of the wells, in which Fountain has a 60% interest, was drilled in the Sylvan Lake Field, Alberta, Canada and was completed in October 1997. It initially produced at the rate of 160 BOPD and by year-end was producing at a rate of 40 BOPD. The second well which was drilled in the Beaver Dam Field, Alberta, Canada, in which Fountain has a 15% interest, and was also completed in October 1997. It initially produced at the rate of 70 BOPD and by year-end was producing at a rate of 20 BOPD.

      In the year ended December 31, 1997, the Sylvan Lake Field produced 25,048 barrels from four wells, and Fountain's share of production was 16,470 barrels, or an average of 45 BOPD. As of December 31, 1997, three wells were producing, and Fountain's share of production in December was 71 BOPD from these wells. During 1997, the average Sylvan Lake sales price was approximately US$106 per m/3/, the average Sylvan Lake production cost was approximately US$75 per m/3/, and the average Sylvan Lake royalties were approximately US$9.50 per m/3/. As of December 31, 1997, the Sylvan Lake Field had 3 productive oil wells, 640 gross developed acres and 1,440 gross undeveloped acres. Net to Fountain were 1.8 net wells, 384 net developed acres and 864 net undeveloped acres.

      In the year ended December 31, 1997, the first well in the Beaver Dam project was put on production, with initial production in November. As of December 31, 1997, Fountain's share of production from this well was 3 BOPD. As of December 31, 1997, gross developed acreage was 80 acres and gross undeveloped acreage was 560 acres. Net to Fountain were 0.15 net well, 12 net developed acres and 84 net undeveloped acres.

      In the year ended December 31, 1997, there was no activity in the Skiff Sawtooth Field in Alberta, Canada, which consists of 320 gross undeveloped acres. Net acreage to Fountain as of December 31, 1997 was 160 net undeveloped acres.

      In the year ended August 31, 1996, three gross horizontal re-entry wells were added to the Inverness Unit in Canada, in which a then unconsolidated subsidiary of Fountain, Focan Ltd. ("Focan"), had an interest. One Inverness well was put on production with approximately 60 BOPD, of which Fountain's share was 5%. A second Inverness well was abandoned, and the third well was awaiting completion. Average sales price and production costs as of December 31, 1996 for the Inverness Unit were US$18.05 per barrel and US$9.35 per barrel, respectively. As of December 31, 1996, the Inverness Unit had 37 productive oil wells, 1.85 net wells, 23,360 gross developed acres and 1,168 net developed acres. During 1997, Focan redeemed the 50% of its outstanding shares not owned by Fountain through the distribution of Focan's interest in the Inverness Unit.

      In the year ended December 31, 1997, nine gross wells (3.6 net wells) in the Lelyaky Field project, in which an unconsolidated subsidiary of Fountain has an interest, were reentered for the purpose of recompletion. Three gross wells (1.2 net wells) were productive, showing an average aggregate production of approximately 120 BOPD, of which Fountain's share is 40.5%, or approximately 49 BOPD. Average sales price and production cost as of December 31, 1997 for the Lelyaky Field project were US$131.20 per metric ton and approximately US$25.00 per metric ton, respectively. As of December 31, 1997, Lelyaky Field gross developed property was 67.32 km/2/, of which 27.26 km/2/ were net to Fountain.

ITEM 3.  LEGAL PROCEEDINGS

      On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to Fountain most of Fountain's interest in UK-RAN, filed suit against Fountain and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleges under several theories that Zhoda was wrongfully deprived of the value of the UK-RAN shares it transferred to Fountain or the contingent consideration it might have received under its agreement with Fountain. Among the theories of Zhoda's complaint are breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda seeks damages in excess of $7,500,000, redelivery of the UK-RAN shares transferred to Fountain, fees, expenses and costs and any further relief to which it may be entitled. Orest Senkiw, who was a Vice President of Fountain from February 4, 1997 to December 1, 1997, and his wife and adult children indirectly beneficially own in the aggregate 10.3% of the outstanding stock of Zhoda. See Item 13. "Certain Relationships and Related Transactions."

      On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to Fountain the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against Fountain and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by Fountain of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on Fountain pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper.

      The entity that sold to Fountain certain rights related to the Stynawske Field project has indicated to Fountain that it is considering an action seeking the contingent consideration payable with respect to that sale on the grounds that the proposed Transaction with CanArgo or other action by or inaction of Fountain has unreasonably delayed or will unreasonably delay the satisfaction of the conditions precedent to the issuance of such contingent consideration.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the year ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Fountain's Common Stock is currently traded and has since April 6, 1995 been traded on the Nasdaq National Market System under the symbol "GUSH." It is also listed and traded on the Oslo Stock Exchange under the symbol "FOU."
Prices reported are from The Nasdaq Stock Market and reflect trade prices.

               By Fiscal Quarter in the
                     Year Ended                                                 Common Stock
                  December 31, 1997                                         High           Low
         -----------------------------                                  ----------------------------
              Quarter Ended:
              March 31, 1997                                                   $7.13          $4.38
              June 30, 1997                                                     5.06           3.91
              September 30, 1997                                                4.56           2.42
              December 31, 1997                                                 3.50           0.59

              For the Four-Month
              Period Ended                                                      Common Stock
              December 31, 1996                                             High           Low
         -----------------------------                                  ----------------------------
              Fiscal Quarter Ended:
              November 30, 1996                                                $7.50          $5.88
              One Month Ended:
              December 31, 1996                                                $7.38          $6.50

            By Fiscal Quarter in the
              Fiscal Year Ended                                                 Common Stock
               August 31, 1996                                               High           Low
         ----------------------------                                   ----------------------------
              Quarter Ended:
              November 30, 1995                                                $6.06          $3.38
              February 29, 1996                                                 5.53           3.09
              May 31, 1996                                                      5.38           2.81
              August 31, 1996                                                   6.56           4.88

      On December 31, 1997 the number of holders of record of the Common Stock of the Company was approximately 4,277. The Company has not paid any dividends to its shareholders. It is the Company's present policy to retain any earnings for working capital purposes, and accordingly the Company does not expect to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      The following data reflect the historical results of operations and selected balance sheet items of the Company and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in
Item 8. "Financial Statements and Supplementary Data" herein.

                                    Twelve         Four         Twelve       Twelve        Ten         Twelve
Reported in $1,000 except           Months        Months        Months       Months       Months       Months
for per common share                 Ended         Ended        Ended        Ended        Ended         Ended
amounts                            12/31/97      12/31/96      8/31/96      8/31/95      8/31/94      10/31/93
                                 ----------    ----------    ---------    ---------    -----------------------
Financial Performance
Total revenue                      $    313       $    17      $    35      $   625      $     3       $   190

Operating loss                      (29,090)       (2,983)      (5,640)      (7,882)      (1,466)       (1,547)
Other income (expense)                1,202           361         (854)         312         (366)          252

Net loss                            (27,683)       (2,604)      (6,494)      (7,600)      (1,832)       (1,295)

Net loss per common share--
    basic                             (1.24)        (0.14)       (0.52)       (0.91)       (0.45)        (0.22)
Net loss per common share--
    diluted                           (1.24)        (0.14)       (0.52)       (0.91)       (0.45)        (0.22)

Working capital (deficit)            13,971        30,382       16,926        4,188        1,145          (446)

Total assets                         37,434        55,375       32,089       10,710        4,944         4,528

Notes payable & long-term
    debt                                ---           ---          300          ---          163           158

Stockholders' equity                 26,779        53,245       30,505        9,608        4,181         3,707

Cash dividends per common
    share                               ---           ---          ---          ---          ---           ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

      The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of Fountain and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements," in Item 1. "Business--Ventures in Eastern Europe--Risks Associated with Fountain's Eastern European Ventures," and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected Fountain's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by Fountain with the Securities and Exchange Commission, in Fountain's press releases and in oral statements made by authorized officers of Fountain. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

  December 31, 1997 Compared to December 31, 1996

      As of December 31, 1997, Fountain had current assets of US$24,626,000, of which US$14,164,000 was in the form of cash and cash equivalents and US$9,700,000 was in the form of restricted cash, and current liabilities of US$10,655,000, leaving Fountain with working capital of US$13,971,000. This compares to current assets of US$32,306,000, cash and cash equivalents of US$31,424,000, current liabilities of US$1,924,000 and working capital of US$30,382,000 as of December 31, 1996.

      The decrease in cash and cash equivalents from December 31, 1996 through December 31, 1997 is attributable primarily to US$13,240,000 of cash used in 1997 investing activities, primarily US$7,599,000 of investments in and advances to oil and gas properties and ventures and an additional US$4,300,000 of restricted cash deposits collateralizing letters of credit issued by banks to guarantee repayment of obligations by oil and gas ventures, and US$4,176,000 of cash utilized in 1997 operating activities, including US$3,903,000 of general and administrative expenses that were largely cash items. The decrease in current assets attributable to the reduction in cash and cash equivalents was partially offset by the classification of US$9,700,000 of restricted cash at December 31, 1997 as a current asset in light of Fountain's expectation that the restricted cash would be either applied to satisfy accrued liabilities or released from restrictions during 1998. Other current assets increased from US$622,000 at December 31, 1996 to US$762,000 at December 31, 1997 primarily as a result of a US$256,000 increase in prepaid expenses, largely relating to lease and consulting obligations, and a US$69,000 increase in miscellaneous receivables, substantially offset by a US$200,000 reduction in inventory.

      During the fourth quarter of 1997, Fountain commenced a program to preserve its financial resources by reducing general and administrative expenses and limiting its investments in and advances to oil and gas ventures and properties in which it holds interests, while it explored and pursued strategic alternatives with the assistance of investment advisors. As a result of its consideration of strategic alternatives, Fountain entered into the Combination Agreement in February 1998. Consummation of the Transaction with CanArgo is subject to the satisfaction of a number of conditions, including approval of the business combination by the stockholders of CanArgo and Fountain.

      As part of its program to preserve financial resources, Fountain has terminated or delivered termination notices to approximately three-quarters of its employees, each of whom is expected to cease employment by July 31, 1998. The rate at which Fountain utilizes cash in the ordinary conduct of business is expected to decrease substantially during 1998 as compared to 1997, at least prior to the consummation of the Transaction. Cash expenses associated with the Transaction, principally fees to financial advisors and legal counsel, are however expected to amount to approximately $1,000,000, most of which will be incurred prior to the consummation of the Transaction. The sharp reduction in Fountain's workforce will make it significantly more difficult for Fountain to function as an independent entity if the Transaction does not occur.

      The US$8,730,000 increase in current liabilities is attributable to a US$9,202,000 increase in accrued liabilities, which in turn is based primarily on an US$8,970,000 accrual associated with the impairment of the Lelyaky Field oil and gas venture. The accrual includes US$8,280,000 of debt and accrued interest of Kashtan, on which Kashtan has defaulted or is expected to default and which was effectively guaranteed by Fountain through restricted cash deposits of US$9,350,000, and US$691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan operations. Such costs are expected to be paid during 1998.

      In 1997, Fountain placed an additional US$4,300,000 in a restricted deposit account to collateralize letters of credit used for the benefit of oil and gas ventures in which Fountain holds interests, increasing the balance from US$5,400,000 at December 31, 1996 to US$9,700,000 at December 31, 1997. Based
on Fountain's expectation that the restricted cash would be either applied to satisfy accrued liabilities or released from restrictions during the twelve months following December 31, 1997, restricted cash was classified as a current asset as of December 31, 1997.

      Notes receivable of US$190,000 as of December 31, 1996 representing obligations of an entity that had sold to Fountain shares of UK-RAN, the subsidiary through which Fountain holds its interest in Kashtan, were written off during 1997 to reflect doubtful collectability.

      Property and equipment decreased US$1,824,000 during 1997, from US$7,766,000 at December 31, 1996 to US$5,942,000 at December 31, 1997.
Drilling rigs and related equipment originally intended for use in the Maykop Field project, with a carrying value of US$6,957,000 at December 31, 1996 represented substantially all of the property and equipment at the end of both 1996 and 1997. Fountain shipped the rigs and equipment from the United States in December 1996, but when Intergas, the entity developing the Maykop Field, failed to complete various corporate formalities believed by Fountain to be necessary for the efficient and economical importation of the rigs and equipment into Adygea, the shipment was diverted to Cyprus where the rigs and equipment remain in bonded storage. During 1997, an additional US$1,392,000 was invested in the drilling rigs and related equipment, particularly in the equipment category. Because of the very substantial delays it has experienced in resolving operating arrangements and other matters relating to Intergas, Fountain has concluded that under present circumstances it cannot effectively pursue commercial activities including the development of the Maykop Field through Intergas. Since the drilling rigs and related equipment are expected to be employed for applications other than those for which they were specifically intended, Fountain has written down the carrying value of the rigs and equipment by US$2,844,000 to US$5,504,000 at December 31, 1997.

      Oil and gas properties, net, increased US$1,220,000 in 1997, from US$259,000 at December 31, 1996 to US$1,479,000 at December 31, 1997. During
1997, Fountain acquired a majority interest in a heavy oil field located at Sylvan Lake, Alberta, Canada for US$1,009,000. In the same year, Fountain recorded capitalized development costs, primarily related to the Sylvan Lake property, amounting to US$679,000. The 1997 additions to oil and gas properties, net, were partially offset by unit-of-production amortization expenses of US$211,000 and the impairment of the remaining carrying value of the Rocksprings property, amounting to US$257,000. Fountain expects during the second half of 1998 to install EEOR equipment in the Sylvan Lake well drilled during 1997. This equipment is designed to provide thermal stimulation to the heavy oil reservoir by heating it electrically and is expected to cost approximately US$150,000.

      Investments in and advances to oil and gas ventures - net decreased during 1997 from US$8,568,000 at December 31, 1996 to US$5,387,000 at December 31,
1997. Total investments in and advances to oil and gas ventures during 1997 aggregated US$7,223,000, of which US$4,145,000 (including Fountain Common Stock having a value of US$1,061,000 issued in connection with the acquisition of an interest in the Stynawske Field project) was directed to the Stynawske Field project, US$2,272,000 was directed to the Maykop Field project, US$876,000 was directed to the Gorisht-Kocul Field project, and US$37,000 was directed to the Lelyaky Field project, which was funded during 1997 primarily through a bank line of credit supported by restricted cash deposits made by Fountain. Investments in and advances to the Stynawske Field project will be the only significant investments in and advances to oil and gas ventures anticipated during 1998 prior to the consummation of the Transaction.

      During 1997, Fountain for varying reasons recognized impairment losses related to the Lelyaky Field, Maykop Field and Gorisht-Kocul Field projects. Impairment of oil and gas ventures aggregated US$15,736,000, which is in addition to aggregate losses of US$3,365,000 recorded in 1997 with respect to Fountain's equity in the losses of Kashtan, Intergas and the Gorisht-Kocul joint venture which operate those three projects, respectively. A loss of US$414,000 was also recorded in 1997 with respect to Fountain's equity in the loss of Boryslaw Oil Company which operates the Stynawske Field.

      Based on its analysis of the results of the initial development efforts in the Lelyaky Field project, Fountain concluded that the Lelyaky Field will not support a successful commercial development. As a result, Fountain recorded an impairment charge totaling US$9,108,000. The impairment charge consisted of US$137,000 representing the carrying value of an investment related to Kashtan, US$8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted or is expected to default and which was effectively guaranteed by Fountain through restricted cash deposits, and US$691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operation. Such costs are expected to be paid in 1998. In addition, Fountain recognized a loss in 1997 of US$2,080,000 reflecting its equity in the loss of Kashtan.

      Because it has experienced extended delays in resolving operating arrangements and other Intergas matters including completion of corporate formalities, Fountain has concluded that under present circumstances it cannot effectively pursue commercial activities and develop the Maykop Field through Intergas. As a result, Fountain recorded during the fourth quarter of 1997 an impairment of US$5,258,000 for the entire amount of its investment in and advances to Intergas. In addition, in recognition that drilling rigs and related equipment originally intended for use in the Maykop Field are expected to be employed for applications other than those for which they were specifically intended, Fountain wrote those rigs and equipment down to their estimated fair value. During 1997, Fountain also recognized a US$851,000 loss with respect to its equity in the loss of Intergas.

      In March 1997, Fountain declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project, and development efforts there have been suspended since the declaration. In light of the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, Fountain recognized at December 31, 1997 a US$1,370,000 impairment of oil and gas ventures, writing off its net investment in and advances to the joint venture developing the Gorisht-Kocul Field. During 1997, Fountain also recognized a US$433,000 loss as its equity in the loss of that joint venture.

      The remaining balance of US$5,387,000 in investment in and advances to oil and gas ventures net at December 31, 1997 relates solely to Boryslaw Oil Company, the entity holding the license to develop the Stynawske Field.
Fountain has the responsibility of arranging financing for this venture and, unless third-party financing can be arranged, Fountain might have to supply the capital to finance operations until the venture generates positive cash flow, which will have the effect of increasing investments in and advances to oil and gas ventures. The amount of such advances may be greater than the amount of the operating losses recognized by Fountain, which would cause such net investment balances to increase. Such investments are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that Fountain will either be able to arrange third-party financing for such venture or have sufficient resources to fund the capital and operating needs of the venture or that the venture will be successful.

      Other assets decreased from approximately from US$886,000 at December 31, 1996 to nil at December 31, 1997 primarily as a result of the application during 1997 of deposits placed by Fountain related to oil and gas properties and ventures that were outstanding at December 31, 1996 and the write-off in 1997 of Fountain's US$137,000 investment in the entity that held a minority interest in UK-RAN, the subsidiary through which Fountain held its interest in Kashtan. The write-off of the investment is reflected in the Consolidated Statement of Operations as impairment of oil and gas ventures.

      Accounts payable decreased from US$800,000 at December 31, 1996 to US$328,000 at December 31, 1997, primarily as a result of the substantial reduction in project activity during the fourth quarter of 1997, as Fountain focused considerable attention on cash conservation.

      Accrued liabilities increased US$9,202,000 during 1997, primarily as a result of accruals associated with the impairment of the Lelyaky Field project.

      Stockholders' equity decreased US$26,466,000 in 1997 from US$53,245,000 at December 31, 1996 to US$26,779,000, primarily as a result of the US$27,683,000 net loss reported by Fountain for 1997, offset to a minor degree by issuances of Common Stock, primarily in connection with the acquisition of an interest in an oil and gas venture, which added US$1,217,000 to stockholders' equity.

      Fountain has had and continues to have outstanding obligations with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require Fountain to expend funds and to issue shares of its Common Stock. Some of these obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. At December 31, 1996, Fountain had unconditional obligations regarding the acquisition and development of its oil and gas projects and ventures amounting to US$5,500,000, of which US$4,000,000 was being satisfied through the collateralization of letters of credit guaranteeing obligations of Kashtan, as well as the unconditional obligation to issue 425,000 shares of its Common Stock. During 1997, Fountain effectively discharged its obligations regarding the US$5,500,000 by, among other things, accruing for its obligation with respect to its effective guaranty of Kashtan's indebtedness to a bank, and issued 175,000 shares of its Common Stock in satisfaction of unconditional obligations existing on December 31, 1996. As the result of the occurrence of a condition subsequent, Fountain's obligation to issue the other 250,000 shares was terminated in 1997. On December 31, 1996, Fountain also had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to US$1,300,000 and 1,825,000 shares of Common Stock. As of December 31, 1997, the conditions that would have required the payment of US$1,300,000 and the issuance of 1,450,000 shares of Common Stock could no longer be met or have become remote, so those conditional obligations were eliminated. Since no additional conditional or unconditional obligations to expend funds or issue shares in connection with the acquisition and development of oil and gas properties and ventures were incurred in 1997, at December 31, 1997 Fountain had contingent obligations involving 375,000 shares which relate to development of the Stynawske Field project. As Fountain develops current projects and undertakes other projects, significant additional obligations may be incurred. As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, Fountain may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Fountain management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on Fountain's financial position, result of operations and cash flows.

      Development of the oil and gas properties and ventures in which Fountain has interests involves multi-year efforts and substantial cash expenditures. Fountain had working capital of approximately US$13,971,000 at December 31, 1997, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of Fountain's oil and gas properties and ventures will require the availability of substantial additional funds from external sources. Fountain believes that its ability to access external financing is dependent upon the successful completion of a business combination with, or the farm-out of a significant portion of its interest in BOC and possibly other properties and ventures to, an entity that can provide or attract such financing. Fountain generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that Fountain or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of Fountain or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of Fountain, such entities and their respective stockholders or participants.

      As of December 31, 1997 and 1996, Fountain had net investments in oil and gas properties and ventures totaling approximately US$6,866,000 and US$8,827,000, respectively. Of these amounts, US$5,387,000 and US$8,463,000, respectively, relate to ventures in Eastern Europe. Ultimate realization of the carrying value of Fountain's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to Fountain, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, Fountain must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. Fountain has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and Fountain may not recover its carrying value. Fountain will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

      In 1997, Fountain implemented new computer information systems, which Fountain believes are Year 2000 compliant. Although Fountain does not expect to incur additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case. Additionally, the ability of third parties with whom Fountain transacts business to adequately address their Year 2000 issues is outside of Fountain's control. There can be no assurance that the failure of Fountain or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on Fountain's business, financial condition, results of operations or cash flows.

  December 31, 1996 Compared to August  31, 1996

      As of December 31, 1996, Fountain had current assets of US$32,306,000, of which US$31,424,000 was in the form of cash and cash equivalents, and current liabilities of US$1,924,000, leaving Fountain with working capital of US$30,382,000. This compares to current assets of US$17,986,000, cash and cash equivalents of US$17,329,000, current liabilities of US$1,060,000 and working capital of US$16,926,000 as of August 31, 1996. The increase in current assets, cash and cash equivalents and working capital from August 31, 1996 through December 31, 1996 was attributable primarily to issuance and sale of Fountain Common Stock for cash upon exercise of stock purchase warrants, partially offset by investments in oil and gas ventures and operating losses.

      During the four months ended December 31, 1996, Fountain received approximately US$25,000,000 as a result of the exercise of outstanding stock purchase warrants that resulted in the issuance of 4,720,754 shares of Fountain Common Stock. As Fountain entered 1997, no further stock purchase warrants issued by Fountain remained outstanding.

      The cash proceeds from the exercise of the stock purchase warrants were partially offset during the four month period ended December 31, 1996 by (i) US$5,400,000 of cash which was restricted to collateralize letters of credit issued for the benefit of oil and gas ventures accounted for using the equity method, (ii) US$3,108,000 for investments in and advances to such oil and gas ventures, (iii) capital expenditures of US$1,228,000 on drilling rigs and related equipment which Fountain had expected to transfer to Intergas, and (iv) US$1,230,000 used in operating activities during the four months ended December 31, 1996 principally representing the cash portion of Fountain's net loss for that period.

      Property and equipment, net increased from US$6,578,000 at August 31, 1996 to US$7,766,000 at December 31, 1996, reflecting the improvement of rigs and equipment acquired along with Fountain's principal interest in Intergas and the acquisition of additional equipment through December 31, 1996.

      Investments in and advances to oil and gas ventures net increased from US$6,876,000 at August 31, 1996 to US$8,568,000 at December 31, 1996, reflecting
Fountain's increasing involvement in projects in Eastern Europe. During the four months ended December 31, 1996, Fountain entered into a joint venture to develop the Stynawske Field.

      Other assets increased from US$171,000 at August 31, 1996 to US$886,000 at December 31, 1996, primarily as a result of deposits placed by Fountain on items related to oil and gas ventures.

      Accrued liabilities increased from US$298,000 at August 31, 1996 to US$1,124,000 at December 31, 1996. Accrued liabilities principally reflected the accrual of salaries and related employment taxes and professional fees, and, at December 31, 1996, transportation charges associated with shipping drilling rigs and related equipment that were eventually placed in bonded storage in Cyprus.

      Stockholders' equity increased from US$30,505,000 at August 31, 1996 to US$53,245,000 at December 31, 1996, as a result of Fountain's issuance and sale of equity securities, partially offset principally by operating losses.

      As of December 31 and August 31, 1996, Fountain had net investments in oil and gas properties and ventures totaling US$8,827,000 and US$7,164,000, respectively. Of these amounts, approximately US$8,463,000 and US$6,783,000, respectively, related to the ventures in Eastern Europe. Ultimate realization of the cost of Fountain's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to Fountain, which is dependent upon, among other factors, achieving significant increases in production from existing levels, production of oil and gas at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices.

RESULTS OF OPERATIONS

  Year Ended December 31, 1997 Compared to Year Ended August 31, 1996

      Fountain has typically acquired its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities and joint operating arrangements. While it has normally sought to be the operator of substantial oil and gas projects in which it has an interest, Fountain has generally acquired interests representing 50% or less of the equity in various oil and gas projects. Accordingly, most of the activities in which Fountain has an interest are conducted through unconsolidated entities. Fountain's interest in the assets and liabilities of unconsolidated entities is reflected on Fountain's consolidated balance sheet on a net basis as investment in and advances to oil and gas ventures; Fountain's share of revenue, other income and expenses of unconsolidated entities is reported in Fountain's consolidated statement of operations as income or loss from equity investment in oil and gas ventures; and Fountain's interest in the cash flow of unconsolidated entities is reported in Fountain's consolidated statement of cash flows as distributions from or investment in or advances to oil and gas ventures. Interests acquired in certain joint ventures, partnerships and production sharing, working interest and other arrangements are proportionately consolidated. Fountain will report the same stockholders' equity and net income or loss whether it accounts for various oil and gas ventures using the equity method or on a consolidated basis.

      Fountain recorded operating revenue of US$313,000 during the year ended December 31, 1997 compared with US$35,000 for the year ended August 31, 1996. Revenue in both years was related to a modest amount of oil and gas production from property in Alberta, Canada in which Fountain has interests. The 1997 production was generated primarily at the Sylvan Lake property in which Fountain acquired an interest in 1997.

      The operating loss for the year ended December 31, 1997 amounted to US$29,090,000, compared with US$5,640,000 for the year ended August 31, 1996. The increase in the operating loss is attributable primarily to the impairment of oil and gas ventures, oil and gas properties, and property and equipment and other assets which aggregated US$19,424,000 in 1997, as well as a US$3,778,000 loss representing Fountain's equity in the loss of oil and gas ventures. There were no comparable impairment charges in fiscal 1996, and in that year, Fountain's equity in the loss of oil and gas ventures was US$13,000.

      Lease operating expenses increased to US$200,000 in 1997, as compared to US$11,000 in fiscal 1996, primarily as a result of Fountain's acquisition of an interest in the Sylvan Lake property in early 1997. 1997 direct project costs increased US$485,000 from the US$1,268,000 experienced during the fiscal year ended August 31, 1996, reflecting principally the higher level of project activity and the inability of Fountain to recoup from Kashtan certain expenses related to the Lelyaky Field project incurred during December 1997. General and administrative expenses in the years ended December 31, 1997 and August 31, 1996 were comparable. General and administrative expense are expected to decrease during 1998, at least prior to the consummation of the Transaction. The increase in depreciation and amortization expense from US$77,000 in the year ended August 31, 1996 to US$345,000 in the year ended December 31, 1997 is attributable principally to the increased production of oil.

      During the year ended December 31, 1997, Fountain recognized an aggregate of US$19,237,000 in losses as a result of the impairment of long-lived assets, as compared to an impairment loss of US$420,000 for the year ended August 31, 1996. Impairment of the ventures operating the Lelyaky, Maykop and Gorisht-Kocul Field projects resulted in a combined loss of US$15,736,000. The impairment of drilling rigs and related equipment originally intended to be utilized in the Maykop Field project and certain office furniture, fixtures and equipment resulted in a loss of US$3,244,000. The remaining investment in the Rocksprings property, which was carried in Fountain's December 31, 1996 balance sheet as a US$257,000 unevaluated oil and gas property was recognized as impaired in 1997. The remaining assets impaired during 1997 were notes receivable from the entity that sold to Fountain its principal interest in Kashtan, as to which there were doubts regarding collectability.

      In 1997, Fountain recorded total other income of US$1,202,000, as compared to total other expense of US$854,000 in the year ended August 31, 1996.
Interest income increased to US$1,615,000 for the year ended December 31, 1997 from US$332,000 for the year ended August 31, 1996 due to higher average cash and cash equivalent investments. Interest expense decreased from US$1,016,000 for the year ended August 31, 1996, when Fountain recorded amortization of financing costs, discount and interest related to the 8% Convertible Subordinated Fountain Debentures, to US$69,000 for calendar 1997. In both 1997 and fiscal 1996, Fountain recorded losses from the sale of miscellaneous equipment and property amounting to US$271,000 and US$182,000, respectively.

      The net loss of US$27,683,000, or US$1.24 per share, in 1997 compares to a net loss of US$6,494,000, or US$.52 per share, in the fiscal year ended August 31, 1996. The disproportionate losses per share are attributable to Fountain's issuance of additional shares subsequent to August 31, 1996, resulting in a substantially higher weighted average number of common shares outstanding during the year ended December 31, 1997.

  Four Months Ended December 31, 1996 Compared With Four Months Ended December 31, 1995

      Fountain recorded an operating loss of US$2,983,000 during the four month period ended December 31, 1996 compared with US$1,470,000 for the same 1995 period. The increased loss resulted from an increase of approximately US$1,357,000 of equity loss from investments in unconsolidated subsidiaries primarily associated with the activities of the oil and gas ventures in Eastern Europe in which Fountain has interests.

      General and administrative expenses for the four month period ended December 31, 1996 amounted to US$1,282,000 reflecting a modest decrease from the US$1,303,000 for the comparable 1995 period. For the 1995 period, general and administrative costs included a charge for external services for public relations activities of a non-recurring nature. The decrease in the 1996 period for such expense was substantially offset by increases in salaries and other administrative costs related to the build-up of staff associated with the projects in Eastern Europe. General and administrative expense is net of US$1,220,000 and US$320,000 capitalized pursuant to full cost accounting rules during the four month period ended December 31, 1996 and 1995, respectively.

      Interest income increased to US$424,000 for the four month period ended December 31, 1996 from US$55,000 in the comparable period for the prior year due to higher average cash investments. Interest expense increased to US$13,000 for the four month period ended December 31, 1996 from US$3,000 in the comparable period for the prior year due to the amortization of financing costs and interest related to the Fountain Debentures and financing of insurance premiums.

  Twelve Months Ended August 31, 1996 Compared With Twelve Months Ended August 31, 1995

      Fountain recorded operating revenue of US$35,000 during the year ended August 31, 1996 compared with US$625,000 for the year ended August 31, 1995.
The decrease in revenue resulted from a decline in sale of EEOR equipment. Fountain decided not to market the EEOR technology to third parties but rather to use the technology primarily as a competitive advantage to secure new heavy oil interests and, assuming successful commercialization, to optimize production and reserves from such interests. Consequently while all US$625,000 of 1995 revenue related to EEOR technology, only US$9,000 of 1996 revenue was associated with the EEOR technology. Most 1996 revenue was related to a modest amount of oil and gas production from an overriding royalty interest held by Fountain relating to property in Alberta, Canada.

      The operating loss for the year ended August 31, 1996 amounted to US$5,640,000 compared with US$7,883,000 for the year ended August 31, 1995. The reduction in the operating loss was attributable primarily to non-recurring 1995 expense items relating to the impairment of patent rights and certain other assets written off at the end of fiscal 1995, the amortization of those patent rights during 1995, and 1995 financial public relations expenses paid primarily by the issuance of Fountain Common Stock, partially offset by higher 1996 direct project costs of US$1,268,000 and general and administrative expense (other than those related to financial public relations) associated with the development of an organization and infrastructure for Fountain's oil and gas activities.

      General and administrative expenses for the year ended August 31, 1996 amounted to US$3,854,000 compared to US$4,013,000 for the year ended August 31, 1995. For the 1995 period, general and administrative costs included a substantial charge for external services fees for financial public relations activities of a non-recurring nature. The decrease in the 1996 financial public relations expense was substantially offset by increases in salaries and other administrative costs related to the build-up of staff associated with the projects in Eastern Europe.

      Depreciation, depletion, and amortization expense decreased from US$1,157,000 in fiscal 1995, to US$77,000 for fiscal 1996. This reduction was attributable primarily to the recognition at August 31, 1995 of the impairment of intangible assets on which amortization had been charged at the rate of approximately US$223,000 per quarter during fiscal 1995.

      During fiscal 1996, Fountain recognized an impairment of US$420,000 on its oil and gas properties as a result of applying the full cost ceiling limitation. Of this amount, US$269,000 related to Fountain's investment in the Rocksprings project in West Texas. As of August 31, 1996, the Rocksprings field had only produced insignificant amounts of gas from one of the two wells in which Fountain participated. During fiscal year 1995, Fountain recognized US$608,000 of impairment expense on the same project. As of August 31, 1996, Fountain had a US$257,000 unevaluated oil and gas property on its balance sheet related to the Rocksprings project. The remaining 1996 expense associated with impairment of oil and gas properties related to Fountain's 50% working interest in the West Mexia field, which involved a now abandoned experimental well to test new technology for determining the remaining predictable oil between wells and in wells that had become early water producers.

      During 1996, Fountain recorded a loss of US$182,000 from the sale of certain drilling equipment. Interest income increased to US$332,000 for the year ended August 31, 1996 from US$251,000 in the prior year due to higher average cash investments. Interest expense increased to US$1,016,000 for the year ended August 31, 1996 from US$28,000 in the prior year due to the amortization of financing costs, discount and interest related to the Fountain Debentures.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not yet effective.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements between the Company and its principal accountants during the two most recent fiscal years.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                                          Age  Office or Offices
----                                          ---  -----------------
Oistein Nyberg                                 55  Chairman of the Board
Robert A. Halpin (1)                           62  Vice Chairman of the Board
Nils N. Trulsvik                               49  Director, President and Chief Executive Officer
Einar Bandlien                                 50  Director, Executive Vice President
Stanley D. Heckman (1)                         58  Director
Eugene J. Meyers                               63  Director
Svein Johansen                                 53  Executive Vice President
Alfred Kjemperud                               44  Senior Vice President
Rune Falstad                                   45  Vice President and Acting Chief Financial Officer
Ravinder Sierra                                45  Vice President, EOR International Inc. (Significant Employee)

-----------
      (1) Member of Audit and Compensation Committees

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

      ROBERT A. HALPIN was elected a Director on March 4, 1995 and served as Chairman of the Board from November 14, 1995 to February 4, 1997 when he was elected Vice Chairman of the Board. Mr. Halpin has long experience in the oil and gas industry. From 1989 to his retirement September 1993, he served as Vice President for International Exploration and Production with Petro-Canada. In October 1993, Mr. Halpin became President of Halpin Energy Resources Ltd., a firm he formed to provide advisory services to energy companies with emphasis on international petroleum projects.

      NILS N. TRULSVIK has served as President and Chief Executive Officer since February 4, 1997. He was elected a Director of the Company on August 17, 1994. He has served the Company as Executive Vice President from September 8, 1994 until November 21, 1994; as President and Chief Executive Officer from November 21, 1994 to March 9, 1995; and as Executive Vice President from March 9, 1995 to February 4, 1997. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

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

      SVEIN E. JOHANSEN was elected Executive Vice President on December 15, 1994. From 1981 until 1992, he held various positions with Nopec a.s., of which he was one of the founders, including Managing Director from 1981 to 1987, and Managing Director of Nopec UK Limited, London from 1989 to 1992. From 1992 and until joining the Company in 1994, he served as Managing Director of PGS Reservoir Services a.s., a subsidiary of Petroleum Geo Services A/S, Oslo, Norway. Mr. Johansen resigned as an officer on March 13, 1998.

      ALFRED KJEMPERUD was elected Senior Vice President on February 4, 1997.
He has served in the Company's management since September 1, 1996. From 1995 to 1996, he served as Marketing Manager for Geomatic Services, a Norwegian offshore technology company. From 1991 to 1995, he served as General Manager for Petec A/S, a Norwegian reservoir engineering consulting company.

      RUNE FALSTAD was elected Vice President on June 3, 1997 and has been serving as acting Chief Financial Officer since December 8, 1997. From March 1995 to March 1997, he served as Executive Vice President, Systems & Contracting, for Unitorgroup, an international ship service company listed on the Oslo Stock Exchange. From 1988 to 1995, Mr. Falstad served as Financial Director for the same company.

      RAVINDER S. SIERRA was elected Vice President of the Company's subsidiary, EOR International Inc., on December 15, 1994. Mr. Sierra first joined EOR International Inc. in November 1990 as Senior Project Engineer. Mr. Sierra has over 16 years experience in the international oil and gas industry.

      Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the directors, subject to the provisions of employment agreements, if any.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      During fiscal 1997, Nicholas G. Dobrotwir, a former Vice President, filed a Form 3 which understated his share holdings by 25 shares. Such Form 3 was subsequently amended. In making this disclosure, the Company has relied solely on written representation of its directors and executive officers and copies of the reports they have filed pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table shows all compensation paid or accrued by the Company and its subsidiaries during the fiscal years ended August 31, 1995 and August 31, 1996, the four month period ended December 31, 1996 and the year ended December 31, 1997 to certain executive officers of the Company (the "Named Officers").

                                                                                      Long-Term
                                             Annual Compensation                    Compensation
                                            --------------------------------------------------------
                                                                                   Securities
                                                           Other Annual            Underlying                All Other
      Name and              Year                            Compensation           Options/SARs           Compensation (9)
 Principal Position         Ended            Salary ($)        ($)                     (#)                      ($)
----------------------------------------------------------------------------------------------------------------------------
Nils N. Trulsvik            12/97            140,333           ---                       ---                    6,653
(1)                         12/96*            51,834           ---                   100,000                    5,679
                             8/96            161,241           ---                       ---                    8,635
                             8/95            147,754           ---                       ---                    6,344

Oistein Nyberg              12/97            147,442       106,373(2)                    ---                   18,890
(2)                         12/96*            53,425        48,994                   100,000                    6,801
                             8/96            154,104        83,151                       ---                   21,965
                             8/95            113,246        24,199                       ---                    6,125

Arnfin Haavik               12/97            159,795           ---                       ---                   88,029(3)
(3)                         12/96*            54,893         9,070                   100,000                    6,801
                             8/96            154,560        34,560                       ---                   21,259
                             8/95             92,685        24,234                       ---                    6,279

Arild Boe                   12/97            138,464        22,808(4)                    ---                   75,792(4)
(4)                         12/96*            51,833           ---                   100,000                    5,679
                             8/96            149,380           ---                       ---                    8,780
                             8/95             22,125           ---                       ---                      ---

Svein Johansen              12/97            138,351           ---                       ---                    6,448
(5)                         12/96*            51,833           ---                   100,000                    5,679
                             8/96            134,722           ---                       ---                    7,254
                             8/95             81,667           ---                       ---                    4,307

Einar Bandlien              12/97            136,218           ---                       ---                    6,333
(6)                         12/96*            51,833           ---                   100,000                    5,679
                             8/96            121,054           ---                       ---                    6,086
                             8/95             85,587           ---                       ---                    4,307

Alfred Kjemperud            12/97            101,296           ---                    10,000                    5,014
(7)                         12/96*            38,875           ---                    20,000                    2,342

Nicholas  Dobrotwir         12/97            211,563        14,131(8)                    ---                      ---
(8)

--------------------------
*  Four month period ended December 31, 1996.

(1) Mr. Trulsvik has served as President and Chief Executive Officer since February 4, 1997; as Executive Vice President from March 9, 1995 to February 4, 1997 and as President and Chief Executive Officer from November 21, 1994 to March 9, 1995.

(2) Mr. Nyberg has served as Chairman of the Board since February 4, 1997 and as President and Chief Executive Officer from March 9, 1995 to February 4, 1997. Other annual compensation paid in the year ended December 31, 1997 includes $75,312 as a housing allowance and $26,104 in childrens' school fees.

(3) Mr. Haavik resigned as Executive Vice President and Chief Financial Officer on December 1, 1997. All other compensation includes $68,926 accrued in fiscal year 1997 which is payable through May 1998 in connection with the termination of Mr. Haavik's employment contract. (See "Employment Contracts.")

(4) Mr. Boe resigned as Executive Vice President on December 1, 1997. Other annual compensation paid in the year ended December 31, 1997 includes $14,331 as a housing allowing and $6,416 of which was part of an allowance applied to pay personal taxes. All other compensation includes $68,926 accrued in fiscal year 1997 which is payable through May 1998 in connection with the termination of Mr. Boe's employment contract. (See "Employment Contracts.")

(5)  Mr. Johansen resigned as Executive Vice President on March 13, 1998.

(6) Mr. Bandlien has served as Executive Vice President since November 14, 1995 and as Senior Vice President from December 14, 1994 to November 14, 1995.

(7) Mr. Kjemperud has served Senior Vice President since February 4, 1997 and as a member of management since September 1, 1996.

(8) Mr. Dobrotwir served as Vice President from September 16, 1997 until January 26, 1998. Included within 1997 salary are payments made for consulting services rendered to the Company during 1997, pursuant to contracts the Company had with Fielden Management Services Pty. Ltd. (of which Mr. Dobrotwir was President and Chief Executive Officer until April 30, 1997) and with Trident Petroleum Inc. (See Item 13. "Certain Relationships and Related Transactions.") Other annual compensation paid in the year ended December 31, 1997 includes $12,800 as relocation costs also paid under the contract with Trident Petroleum Inc.

(9) The balance of any amounts not described in Notes 3 and 4 represent the Company's contributions to or accruals with respect to individual retirement and pension plans.

OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1997

                               Number of       % of Total
                               Securities       Options
                               Underlying      Granted to     Exercise                             Grant Date
                                Options        Employees       or Base     Expiration            Present Value (2)
           Name               Granted (1)     in FY 12/97       Price         Date           Per Share        Total
---------------------------------------------------------------------------------------------------------------------
Nils N. Trulsvik                         0               0%        $   0            ---           $  0         $    0
Oistein Nyberg                           0               0%        $   0            ---           $  0         $    0
Arnfin Haavik                            0               0%        $   0            ---           $  0         $    0
Arild Boe                                0               0%        $   0            ---           $  0         $    0
Svein Johansen                           0               0%        $   0            ---           $  0         $    0
Einar Bandlien                           0               0%        $   0            ---           $  0         $    0
Alfred Kjemperud                    10,000            6.17%        $5.27        7/29/99           $.92         $9,225
Nicholas Dobrotwir                       0               0%        $   0            ---           $  0         $    0

----------
(1) The options granted to Mr. Kjemperud are exercisable only from June 29, 1999 through the expiration date of July 29, 1999, and were granted at an exercise price equal to 124% of the fair market value of the Company's Common Stock on the date of grant. Pursuant to the terms of the 1995 Long-Term Incentive Plan, the Compensation Committee may, subject to Plan limits, modify the terms of outstanding options, including the exercise price and vesting schedule thereof.

(2) These values were derived using the Black-Scholes option pricing model applying the following assumptions: dividend yield of 0%; volatility of 44.7%; 6.08% risk-free interest rate and a 2.05-year expected term. These values are not intended to forecast future appreciation of the Company's stock price. The actual value, if any, that an executive officer may realize from his options (assuming that they are exercised) will depend solely on the increase in the market price of the shares acquired through option exercises over the exercise price, measured when the shares are sold.

OPTION EXERCISES AND VALUES AT DECEMBER 31, 1997

                                                            Number of Shares
                                                     Underlying Unexercised Options
                                                             Held at Fiscal            Value of Unexercised In-the-Money
                                                                Year End                 Options at Fiscal Year End (1)
                                                  -----------------------------------------------------------------------
                           Shares
                          Acquired        Value                                         Exercisable       Unexercisable
         Name            on Exercise    Realized     Exercisable     Unexercisable          ($)                ($)
-------------------------------------------------------------------------------------------------------------------------
Nils N. Trulsvik                  ---          ---         60,000            100,000                0                   0
Oistein Nyberg                    ---          ---         77,333             66,667                0                   0
Arnfin Haavik                  36,000      $54,000         33,333             66,667                0                   0
Arild Boe                         ---          ---         28,000            100,000                0                   0
Svein Johansen                    ---          ---              0            100,000                0                   0
Einar Bandlien                    ---          ---         44,000            100,000                0                   0
Alfred Kjemperud                  ---          ---              0             30,000                0                   0
Nicholas Dobrotwir                ---          ---              0                  0                0                   0

----------
(1) Represents the difference between the market value on December 31, 1997 and the exercise price. All options had an exercise price in excess of $0.94, market value at December 31, 1997.

DIRECTORS' COMPENSATION

      The Company pays non-employee Directors (other than Mr. Halpin) fees at the rate of $14,000 per year plus a fee of $3,000 per year for each committee on which such non-employee Director serves. The Company also pays a fee of $1,000 per day, other than a day on which the Board meets, for each day spent by a non-employee Director on the business of Board committees which exceeds one day per year with respect to the Compensation Committee and three days per year with respect to the Audit Committee and the Petroleum Committee. The Company also reimburses ordinary out-of-pocket expenses for attending Board and Committee meetings.

      Robert A. Halpin was compensated for his services as Chairman and Vice Chairman of the Board and member of Board committees pursuant to an agreement which provides for an annual fee of $45,000 plus $1,000 per day for each day of service in excess of 66 days per year. The Company provides Mr. Halpin with an office at the Company's offices located in Calgary, Alberta, Canada, and reimburses Mr. Halpin for his out-of-pocket expenses in connection with services on behalf of the Company, including travel and related expenses for his wife if Mr. Halpin is required to be outside of Calgary for more than two consecutive weeks on Company business. The Company also from time to time uses the consulting services of Halpin Energy Resources, Ltd., which is controlled by Mr. Halpin, in the area of petroleum projects, for which such company is compensated at its customary rates.

      The Company provides automatic grants of non-qualified options to non-employee directors pursuant to the 1995 Long-Term Incentive Plan. Pursuant to the Plan, a non-qualified option to purchase 7,500 shares of Common Stock is granted automatically to each non-employee director on each of (i) the date of each meeting of stockholders at which such non-employee is elected or re-elected as a director or, if in any fiscal year directors are not elected at a meeting of stockholders, on the last date of such fiscal year and (ii) the date such non-employee is first elected as a director, if not at a meeting of stockholders. In addition, a non-employee director will automatically be granted a non-qualified Option to purchase 7,500 shares of Common Stock on each date on which such non-employee director is elected or re-elected by the Board of Directors as Chairman of the Board of Directors, or, if the Chairman of the Board is then an employee of the Company, as Vice Chairman of the Board of Directors. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option so granted is 100% vested six months after the date of grant. Options expire on the first to occur of three years from the date of grant or the first anniversary of the date the director ceases to be a director for any reason. Non-employee directors are not eligible to receive other options pursuant to the 1995 Long-Term Incentive Plan.

      Since January 1, 1996, Eugene Meyers, a non-employee director, has provided financial relations consulting services to the Company at the rate of $15,000 per year for 22 days of service, and thereafter at the rate of $100 per hour ($1,000 maximum per day). The Company also reimburses him for his out-of-pocket expenses associated with such services.

      The following table shows the compensation paid to non-employee Directors, including their respective affiliates, during the year ended December 31, 1997:

                                         Directors Fees and
                                               Other           Consulting      Options Granted
Name                                       Compensation         Payments
------------------------------------------------------------------------------------------------
Robert Halpin                                       $45,000          $     0              15,000
Stanley Heckman                                      20,000                0               7,500
Eugene Meyers                                        14,000           15,000               7,500

The options were granted on June 3, 1997 at an exercise price of $4.50, expire on June 2, 2000, and were 100% vested at December 3, 1997.

EMPLOYMENT CONTRACTS

      The Company has entered into Employment Contracts with each of its executive officers. The Employment Contracts with Nils Trulsvik, Oistein Nyberg, Arnfin Haavik, Arild Boe, Svein Johansen, Einar Bandlien and Alfred Kjemperud may be terminated by either party on either three or six months written notice. The Employment Contracts with Oistein Nyberg and Nicholas Dobrotwir may be terminated only on six months notice after one year from the date the agreements were executed, which in the case of Mr. Nyberg is April 25, 1997 and in the case of Mr. Dobrotwir is May 1, 1997. Mr. Trulsvik's agreement
has been amended to terminate by its terms on July 31, 1998.   The contracts
provide for an annual salary of approximately US$150,000, except in the case of Mr. Kjemperud whose annual salary is approximately US$100,000, (denominated in local currency in the country in which the officer is located) which is subject to renegotiation at the end of each fiscal year. In addition, each person receives an allowance equal to 12.5% of his base salary, a portion of which is used to provide minimum life and disability insurance coverage for each such person. The remainder of such allowance may be used by each person for additional life, medical or accident insurance and to fund individual pension and retirement plans. The Company reserves the right to review the 12.5% allowance every three years. Each person is also entitled to receive up to a full year's salary in the event he is unable to provide services due to sickness or injury. The Employment Contracts for Messrs. Nyberg and Haavik also provide for, among other things, housing allowances and, in the case of Mr. Nyberg, payment of childrens' school fees. Mr. Haavik's and Mr. Boe's contracts were terminated by the Company on six-months notice on December 1, 1997. Mr. Johansen's contract was terminated by the Company on six-months notice on January 30, 1998. Messrs. Haavik, Boe and Johansen will continue to provide services to the Company throughout the notice period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Compensation Committee of the Board of Directors consists of Robert A. Halpin and Stanley D. Heckman, neither of whom is an employee of the Company.
In lieu of directors fees generally paid to non-employee Directors, Mr. Halpin was compensated for his services as Chairman and Vice Chairman of the Board pursuant to a separate agreement. The Company also from time to time uses the consulting services of Halpin Energy Resources, Ltd., which is controlled by Mr. Halpin. (See "Directors' Compensation.")

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of February 28, 1998 with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the Company's stock, by each director and Named Officer of the Company and by all directors and executive officers of the Company as a group.

                                                       Amount and Nature of
Name of Beneficial Owner                               Beneficial Ownership           Percent of Class
----------------------------------------------------------------------------------------------------------
Sundal Collier & Co A/S
    Postboks 1444 Vika
    0115 Oslo, Norway                                     1,792,000                        7.98%
Eugene J. Meyers                                            547,728          (1)           2.44%
Oistein Nyberg                                              209,333          (2)             *
Einar Bandlien                                              205,968          (3)             *
Svein Johansen (11)                                         203,161                          *
Nils N. Trulsvik                                            207,400          (4)             *
Nick Dobrotwir                                              175,025          (5)             *
Arnfin Haavik (12)                                          246,333          (6)           1.10%
Arild Boe (12)                                              160,000          (7)             *
Stanley D. Heckman                                          115,793          (8)             *
Robert A. Halpin                                             42,000          (9)             *
Alfred Kjemperud                                                  0                          *

All executive officers and                                1,552,383         (10)           6.84%
directors as a group (9 persons)

--------------------------
*  Less than 1%.

(1)  Includes 15,000 shares underlying presently exercisable options.
(2)  Includes 77,333 shares underlying presently exercisable options.
(3)  Includes 44,000 shares underlying presently exercisable options.
(4)  Includes 60,000 shares underlying presently exercisable options.
(5) Includes 175,000 shares indirectly beneficially owned through Fielden Petroleum Developments Inc. Mr. Dobrotwir resigned as an executive officer on January 26, 1998.
(6)  Includes 33,333 shares underlying presently exercisable options.
(7)  Includes 28,000 shares underlying presently exercisable options.
(8)  Includes 15,000 shares underlying presently exercisable options.
(9)  Includes 30,000 shares underlying presently exercisable options.
(10) See Notes 1-4 and 6-9; also includes 21,000 issued shares held by executive officers not named in the foregoing table.
(11) Resigned as an executive officer on March 13, 1998.
(12) Resigned as executive officers on December 1, 1997.


POTENTIAL CHANGES IN CONTROL

      On February 2, 1998, Fountain entered into the Combination Agreement with CanArgo, pursuant to which CanArgo would become a subsidiary of Fountain and each outstanding CanArgo Common Share would be converted into the right to receive 1.6 shares of Fountain Common Stock. Following the consummation of the business combination involving CanArgo and Fountain, it is expected that the former holders of CanArgo Common Shares would have the right to receive approximately 47% of Fountain's Common Stock, that current management of CanArgo would occupy most of Fountain's senior management positions and that current directors of CanArgo would constitute a majority of the Fountain Board of Directors. Consummation of the business combination is subject to the satisfaction of a number of conditions, including approval by the stockholders of both CanArgo and Fountain.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to a Memorandum of Agreement dated May 16, 1995 between Fielden Management Services Pty, Ltd. ("Fielden") and Fountain, under which the Company acquired its interest in the Stynawske Field, in the first quarter of 1997 Fountain paid $500,000 and issued 175,000 shares of its Common Stock to Fielden based upon the signing of a joint venture agreement between Ukrnafta and the Company to develop and operate the Stynawske Field project. Mr. Nicholas G. Dobrotwir has indirect beneficial ownership of the 175,000 shares of the Company's Common Stock owned by Fielden. Under the agreement, Fielden has the contingent right to receive up to an additional 375,000 shares of the Company's Common Stock subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project.

      During the year ended December 31, 1997, the Company paid consulting fees and expenses to Fielden related to the Stynawske Field project. Until his resignation May 5, 1997, Mr. Nicholas G. Dobrotwir was the President and Chief
Executive Officer of Fielden.   Mr. Dobrotwir's services as a consultant were
provided to the Company through Fielden for the period of January 1997 through April 1997. For the period after April 30, 1997, Mr. Dobrotwir's services were provided pursuant to a Management Services Agreement between Trident Petroleum Inc. and Fountain Oil Boryslaw Ltd. The Company paid a total of $288,065.20 to Fielden during the year ended December 31, 1997, of which $111,562.50 related to consultant services provided by Mr. Dobrotwir, and paid $100,000 to Trident Petroleum Inc. for Mr. Dobrotwir's services (See Item 10. "Executive Compensation.")

      Mr. Dobrotwir was elected Vice President of the Company on September 16, 1997 and is the Company executive with the principal operating responsibilities for the Stynawske Field project. On January 26, 1998, he resigned as an officer of the Company, but continues with the operating responsibilities for the Stynawske Field project.

      On April 26, 1996, pursuant to an Amended and Restated Share Exchange Agreement of that date between Zhoda and Fountain Oil Ukraine Ltd. ("FOU"), Zhoda transferred to FOU shares representing 80% of the outstanding equity of UK-RAN. Through UK-RAN's ownership of a 45% equity interest in Kashtan, the shares transferred by Zhoda represent an effective 36% ownership interest in Kashtan and the Lelyaky Field project. In consideration for the transfer, FOU assumed a $450,000 obligation owed by Zhoda to the Company and issued to Zhoda 1,000,000 special non-voting common shares of FOU (the "Special Shares") which, under certain circumstances relating to the receipt by Kashtan of a license to develop the Lelyaky Field, production from the Lelyaky Field and payment of dividends by Kashtan, might have been exchanged on a share-for-share basis for shares of the Common Stock of the Company. The Company believes that all of Zhoda's rights to exchange Special Shares terminated during 1997 as a result of the failure of time related conditions precedent and subsequent. Zhoda has filed suit in which it, among other things, challenges that conclusion. See
Item 3. "Legal Proceedings."   Following the expiration of the exchange rights,
FOU may redeem any then outstanding Special Shares at a price equal to one-half of one cent ($.005) per Special Share.

      As of December 31, 1997, Zhoda was indebted to the Company in the principal amount of $186,611.

      Orest Senkiw, served as a Vice President of the Company from February 4, 1997 to December 1, 1997. Mr. Senkiw, his wife and his two adult children each owns 25% of a corporation that holds 10.3% of the outstanding shares of Zhoda. Mr. Senkiw is the Company executive who, during 1997, had the principal operating responsibilities for the Lelyaky Field project.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

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

        2(3) Supplemental Deed Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from June 30, 1997
                       Form 10-Q).

        2(4) Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995.

        2(5) Amended and Restated Combination Agreement between Fountain Oil Incorporated and CanArgo Energy Inc. dated as of February 2, 1998 (Incorporated herein by reference from Form S-3 Registration Statement, File No. 333-48287 filed on March 19, 1998).

        3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from December 16, 1994 Form 8-K).

        3(2) Registrant's Bylaws (Incorporated herein by reference from December 31, 1996 Form 10-K).

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

        *10(7) Management Services Agreement between Fountain Oil Incorporated and Oistein Nyberg (Incorporated herein by reference from June 30, 1997 Form 10-Q).

        *10(8) Restated Employment Agreement between Fountain Oil Incorporated and Nils N. Trulsvik.

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

        *10(17) Amended 1995 Long-Term Incentive Plan (Incorporated herein by reference from March 31, 1997 Form 10-Q).

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

        *10(22) Employment Agreement between Fountain Oil Incorporated and Whitfield Fitzpatrick (Incorporated herein by reference from March 31, 1997 Form 10-Q).

        *10(23) Management Services Agreement between Fountain Oil Services Incorporated and Orest Senkiw (Incorporated herein by reference from March 31, 1997 Form 10-Q).

        *10(24) Employment Agreement between Fountain Oil Incorporated and Alfred Kjemperud (Incorporated herein by reference from March 31, 1997 Form 10-Q).

        *10(25) Employment Agreement between Fountain Oil Norway AS and Rune Falstad.

        *10(26) Management Services Agreement between Trident Petroleum Inc. and Fountain Oil Boryslaw Limited.

        16 Letter Regarding Change in Certifying Accountants (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

        21             List of Subsidiaries.

        23             Consent of Coopers & Lybrand L.L.P.

        27             Financial Data Schedule.



(B)  REPORTS ON FORM 8-K:

      During the year ended December 31, 1997, the Company filed the following current reports on Form 8-K:

      1. Form 8-K dated January 7, 1997, reporting Item 9. Sale of Equity Securities Pursuant to Regulation S, regarding the sale of securities pursuant to exercise of outstanding options.

      2. Form 8-K dated February 11, 1997, reporting Item 9. Sale of Equity Securities Pursuant to Regulation S, regarding the sale of securities pursuant to the issue of shares in connection with the development of an oil and gas field.

      3. Form 8-K dated May 19, 1997, reporting Item 9. Sale of Equity Securities Pursuant to Regulations S, regarding the sale of securities pursuant to exercise of outstanding options.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUNTAIN OIL INCORPORATED
     (Registrant)


By: /s/Nils N. Trulsvik                                   Date:  March 24, 1998
    ---------------------
    Nils N. Trulsvik, President and
     Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Nils N. Trulsvik                                   Date:  March 24, 1998
    ---------------------
    Nils N. Trulsvik, Director, President and
    Chief Executive Officer


By: /s/Rune Falstad                                        Date:  March 23, 1998
    ---------------------
    Rune Falstad, Vice President and
    Acting Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Oistein Nyberg                                      Date:  March 24, 1998
    -----------------------------------
    Oistein Nyberg
    Chairman of the Board


By: /s/Robert A. Halpin                                    Date:  March 23, 1998
    -----------------------------------
    Robert A. Halpin
    Vice Chairman of the Board of Directors


By: /s/Einar H. Bandlien                                   Date:  March 23, 1998
    -----------------------------------
    Einar H. Bandlien, Director


By: /s/Stanley D. Heckman                                  Date:  March 22, 1998
    -----------------------------------
    Stanley D. Heckman, Director


By: /s/Eugene J. Meyers                                    Date:  March 20, 1998
    -----------------------------------
    Eugene J. Meyers, Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Fountain Oil Incorporated:

     We have audited the accompanying consolidated balance sheets of Fountain Oil Incorporated and subsidiaries (the "Company") as of December 31, 1997 and 1996 and August 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and August 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four month period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 3 and 6 to the consolidated financial statements, the Company will require substantial capital in order to finance the development of its oil and gas interests. In addition, the Company and its oil and gas ventures must produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                                  COOPERS & LYBRAND L.L.P.


Houston, Texas
March 9, 1998

                           FOUNTAIN OIL INCORPORATED
                          CONSOLIDATED BALANCE SHEET
        As of December 31, 1997, December 31, 1996, and August 31, 1996

                                                       DECEMBER 31,          December 31,          August 31,
                                                           1997                 1996                  1996
                                                      --------------      ----------------      ----------------
ASSETS
Cash and cash equivalents                             $   14,164,177      $     31,424,064      $     17,329,237
Accounts receivable - affiliated entities                         --               259,040                 7,210
Restricted cash                                            9,700,000                    --                    --
Other current assets                                         761,904               622,411               649,107
                                                      --------------      ----------------      ----------------
          Total current assets                            24,626,081            32,305,515            17,985,554

Restricted cash                                                   --             5,400,000                    --
Notes receivable                                                  --               190,186               190,186
Property and equipment, net                                5,942,273             7,766,479             6,577,565
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $324,500,
  $257,407 & $257,407, respectively)                       1,478,974               259,338               287,788
Investments in and advances to oil and gas
  ventures - net                                           5,386,707             8,567,563             6,876,327
Other assets                                                      --               885,980               171,121
                                                      --------------      ----------------      ----------------
TOTAL ASSETS                                              37,434,035            55,375,061            32,088,541
                                                      ==============      ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                    $        328,171      $        799,985      $        731,532
Accrued liabilities                                       10,326,608             1,124,425               297,513
Notes payable                                                     --                    --                31,156
                                                      --------------      ----------------      ----------------
 Total current liabilities                          $     10,654,779      $      1,924,410      $      1,060,201

8% Convertible subordinated debentures                            --                    --               300,000
Minority interest in subsidiaries                                 --               205,380               223,350
Commitments and contingencies (Notes 6 and 9)                     --                    --                    --

Stockholders' equity:
  Preferred stock, par value $0.10 per share,
    5,000,000 shares authorized: no shares
    Issued or outstanding                                         --                    --                    --
  Common Stock, par value $0.10 per share,
    50,000,000 shares authorized: 22,447,489,
    22,168,489, and 17,376,610 shares issued
    and outstanding respectively                           2,244,749             2,216,849             1,737,661
  Capital in excess of par value                          82,040,156            80,851,120            55,985,572
  Accumulated deficit                                    (57,505,649)          (29,822,698)          (27,218,243)
                                                      --------------      ----------------      ----------------
 TOTAL STOCKHOLDERS' EQUITY                           $   26,779,256      $     53,245,271      $     30,504,990
                                                      --------------      ----------------      ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   37,434,035      $     55,375,061      $     32,088,541
                                                      ==============      ================      ================


                       The accompanying notes are an integral part of the consolidation financial statements

                           FOUNTAIN OIL INCORPORATED
                     CONSOLIDATED STATEMENT OF OPERATIONS
      For the Years Ended December 31, 1997 and August 31, 1996 and 1995

                                                            1997                   1996                   1995
                                                      ----------------         --------------       ----------------
Operating Revenues:
  Oil and gas sales                                   $        313,301         $       26,562       $             --
  Other                                                             --                  8,615                625,457
                                                      ----------------         --------------       ----------------
TOTAL REVENUES                                                 313,301                 35,177                625,457
                                                      ----------------         --------------       ----------------
OPERATING EXPENSES:
  Cost of sales                                                     --                 31,991                479,224
  Lease operating expenses                                     200,321                 10,988                     --
  Direct project costs                                       1,753,166              1,267,555                     --
  General and administrative                                 3,903,446              3,853,972              4,012,510
  Loss from investments in unconsolidated
    subsidiaries                                             3,778,287                 13,272                     --
  Depreciation, depletion and amortization                     344,666                 77,253              1,156,772
  Employee stock compensation                                       --                     --                152,038
  Impairment of notes receivable                               186,611                     --                     --
  Impairment property and equipment                          3,243,997                     --                175,450
  Impairment of intangibles and other assets                        --                     --              1,924,202
  Impairment of oil and gas properties                         257,407                419,835                608,181
  Impairment of oil and gas ventures                        15,735,592                     --                     --
                                                      ----------------         --------------       ----------------
TOTAL OPERATING EXPENSES                                    29,403,493              5,674,866              8,508,377
                                                      ----------------         --------------       ----------------
OPERATING LOSS                                             (29,090,192)            (5,639,689)            (7,882,920)
                                                      ----------------         --------------       ----------------
Other (expense) income:
  Interest income                                            1,615,066                332,071                251,276
  Interest expense                                             (69,286)            (1,016,465)               (28,475)
  Other                                                        (72,714)                12,551                 89,108
  Loss on disposition of equipment and property               (271,205)              (182,020)                    --
                                                      ----------------         --------------       ----------------
TOTAL OTHER (EXPENSE) INCOME                                 1,201,861               (853,863)               311,909
                                                      ----------------         --------------       ----------------

Net loss before income tax expense                         (27,888,331)            (6,493,552)            (7,571,011)

Income tax expense                                                  --                     --                (28,600)
                                                      ----------------         --------------       ----------------

NET LOSS BEFORE MINORITY INTEREST                          (27,888,331)            (6,493,552)            (7,599,611)

Minority interest in loss of consolidated subsidiary           205,380                     --                     --

NET LOSS                                              $    (27,682,951)        $   (6,493,552)      $     (7,599,611)
                                                      ----------------         --------------       ----------------
NET LOSS PER COMMON SHARE - BASIC                     $          (1.24)        $         (.52)      $           (.91)
                                                      ----------------         --------------       ----------------
NET LOSS PER COMMON SHARE - DILUTED                   $          (1.24)        $         (.52)      $           (.91)
                                                      ----------------         --------------       ----------------
Weighted average number of common
  shares outstanding                                        22,413,013             12,495,137              8,341,783
                                                      ----------------         --------------       ----------------

                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
               CONSOLIDATED STATEMENT OF OPERATIONS - continued
          For the Four Month Periods Ended December 31, 1996 and 1995

                                                            1996                  1995
                                                      ----------------       ----------------
                                                                                 Unaudited
Operating Revenues:
  Oil and gas sales                                   $         16,980       $          6,440
  Other income                                                      --                  1,908
                                                      ----------------       ----------------
TOTAL REVENUES                                                  16,980                  8,348
                                                      ----------------       ----------------

Operating expenses:
  Cost of sales                                                  4,052                  4,581
  Lease operating expenses                                       1,550                  2,536
  Direct project costs                                         314,100                120,268
  General and administrative                                 1,281,821              1,303,048
  Loss from investments in unconsolidated subsidiaries       1,359,246                  4,424
  Depreciation, depletion and amortization                      39,578                 43,643
                                                      ----------------       ----------------
TOTAL OPERATING EXPENSES                                     3,000,347              1,478,500
                                                      ----------------       ----------------

OPERATING LOSS                                              (2,983,367)            (1,470,152)
                                                      ----------------       ----------------

Other (expense) income:
  Interest income                                              423,681                 54,992
  Interest expense                                             (12,744)                (3,006)
  Other                                                        (49,995)               (24,016)
                                                      ----------------       ----------------
TOTAL OTHER (EXPENSE) INCOME                                   360,942                 27,970
                                                      ----------------       ----------------

Net loss before income tax expense                          (2,622,425)            (1,442,182)

Income tax expense                                                  --                     --
                                                      ----------------       ----------------

NET LOSS BEFORE MINORITY INTEREST                           (2,622,425)            (1,442,182)

Minority interest in loss of consolidated subsidiary            17,970                     --
                                                      ----------------       ----------------
NET LOSS                                              $     (2,604,455)      $     (1,442,182)
                                                      ----------------       ----------------
NET LOSS PER COMMON SHARE - BASIC                     $           (.14)      $           (.13)
                                                      ----------------       ----------------
NET LOSS PER COMMON SHARE - DILUTED                   $           (.14)      $           (.13)
                                                      ----------------       ----------------
Weighted average number of common
  shares outstanding                                        18,696,212             10,834,063
                                                      ----------------       ----------------

                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           For the Period August 31, 1994 through December 31, 1997

                                               COMMON STOCK
                                       ---------------------------
                                          NUMBER OF                  ADDITIONAL                         TOTAL
                                           SHARES                      PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                           ISSUED      PAR VALUE       CAPITAL         DEFICIT          EQUITY
                                          ----------    ----------    -----------    ------------     -----------
BALANCE, AUGUST 31, 1994                   5,974,310    $  597,431    $16,708,442    $(13,125,080)    $ 4,180,793


Sale of common stock,
net of offering expenses
of $1,033,118                              3,958,998       395,900     10,900,930              --      11,296,830

Issuance of common
stock as employee
compensation and
for other obligations                        900,755        90,075      1,639,803              --       1,729,878

Net loss                                          --            --             --      (7,599,611)     (7,599,611)
                                          ----------    ----------    -----------    ------------     -----------
BALANCE, AUGUST 31, 1995                  10,834,063    $1,083,406    $29,249,175    $(20,724,691)    $ 9,607,890
                                          ----------    ----------    -----------    ------------     -----------
Sale of common stock,
net of offering expenses
of $1,539,646                              5,000,000       500,000     20,460,354              --      20,960,354

Issuance of common
stock for purchase of
interests in oil and
gas ventures                                 450,000        45,000      2,308,125              --       2,353,125

Issuance of common stock
upon conversion
of debentures                                997,324        99,733      3,834,605              --       3,934,338

Issuance of common stock
upon exercise of
warrants and options                          95,223         9,522        133,313              --         142,835

Net loss                                          --            --             --      (6,493,552)     (6,493,552)
                                          ----------    ----------    -----------    ------------     -----------
BALANCE, AUGUST 31, 1996                  17,376,610    $1,737,661    $55,985,572    $(27,218,243)    $30,504,990
                                          ----------    ----------    -----------    ------------     -----------

                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - continued
           For the Period August 31, 1994 through December 31, 1997

                                      COMMON STOCK
                              ---------------------------
                                 NUMBER OF                     ADDITIONAL                         TOTAL
                                  SHARES                         PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                  ISSUED         PAR VALUE       CAPITAL         DEFICIT          EQUITY
                              ---------------    ----------    -----------    -------------    -----------
Issuance of common stock
upon conversion of
debentures                             59,125         5,913        274,481              --         280,394

Issuance of common stock upon
exercise of warrants and
options                             4,732,754       473,275     24,591,067              --      25,064,342

Net loss                                   --            --             --      (2,604,455)     (2,604,455)
                                   ----------    ----------    -----------    ------------     -----------
BALANCE, DECEMBER 31, 1996         22,168,489    $2,216,849    $80,851,120    $(29,822,698)    $53,245,271
                                   ----------    ----------    -----------    ------------     -----------
Issuance of common stock for
purchase of interest in oil and
gas venture                           175,000        17,500      1,043,436              --       1,060,936

Issuance of common stock
upon exercise of warrants and
options                               104,000        10,400        145,600              --         156,000

Net loss                                   --            --             --     (27,682,951)    (27,682,951)
                                   ----------    ----------    -----------    ------------     -----------
BALANCE, DECEMBER 31, 1997         22,447,489    $2,244,749    $82,040,156    $(57,505,649)   $ 26,779,256
                                   ----------    ----------    -----------    ------------     -----------


                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the Years Ended December 31, 1997 and
                           August 31, 1996 and 1995

                                                              1997                1996                1995
                                                        ---------------     ---------------     ----------------
Operating activities:
  Net loss                                              $   (27,682,951)    $    (6,493,552)    $     (7,599,611)
  Depreciation and amortization                                 344,666              77,253            1,156,772
  Gain on settlement of liabilities                                  --                  --              (58,230)
  Loss on disposition of equipment and property                 271,205             182,020                   --
  Impairment of notes receivable                                186,611                  --                   --
  Impairment of property and equipment                        3,243,997                  --              175,450
  Impairment of intangibles                                          --                  --            1,924,202
  Impairment of oil and gas properties                          257,407             419,835              608,181
  Impairment of oil and gas ventures                         15,735,592                  --                   --
  Issuance of common stock for services and expenses                 --                  --            1,482,664
  Amortization of debt issuance costs and discount                   --             866,666                   --
  Loss in investments in unconsolidated subsidiaries          3,778,287              13,272                   --
  Minority interest in loss of unconsolidated subsidiary       (205,380)                 --                   --
  Changes in assets and liabilities:
    Accounts receivable                                         259,040              53,905               65,977
    Other assets                                               (139,493)           (211,222)            (325,289)
    Accounts payable                                           (471,814)             62,638              394,784
    Accrued liabilities                                         246,920            (116,766)             217,022
                                                        ---------------     ---------------     ----------------
NET CASH USED IN OPERATING ACTIVITIES                        (4,175,913)         (5,145,951)          (1,958,078)
                                                        ---------------     ---------------     ----------------
Investing activities:
  Restricted cash                                            (4,300,000)                 --                   --
  Investments in oil and gas properties                      (1,318,492)           (155,938)          (2,458,596)
  Investments in and advances to oil and gas ventures        (6,280,613)         (2,644,837)                  --
  Capital expenditures                                       (1,573,507)         (3,728,770)            (404,822)
  Proceeds from disposition of assets                           232,638             104,000                   --
  Issuance of notes receivable                                       --            (135,186)          (2,980,000)
                                                        ---------------     ---------------     ----------------
NET CASH USED IN INVESTING ACTIVITIES                       (13,239,974)         (6,560,731)          (5,843,418)
                                                        ---------------     ---------------     ----------------
Financing activities:
  Proceeds from issuance of debentures, net of expenses              --           3,346,723                   --
  Proceeds from sales of common stock, net of expenses               --          21,103,189           11,296,830
  Proceeds from exercise of options                             156,000                  --                   --
  Proceeds from issuance of short-term borrowings                    --           4,848,476               47,813
  Principal payments on short-term borrowings                        --          (5,054,114)            (271,563)
                                                        ---------------     ---------------     ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       156,000          24,244,274           11,073,080
                                                        ---------------     ---------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (17,259,887)         12,537,592            3,271,584

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 31,424,064           4,791,645            1,520,061
                                                        ---------------     ---------------     ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                  $    14,164,177     $    17,329,237     $      4,791,645
                                                        ---------------     ---------------     ----------------

                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
                CONSOLIDATED STATEMENT OF CASH FLOWS - continued
          For the Four Month Periods Ended December 31, 1996 and 1995

                                                              1996                     1995
                                                           -----------              -----------
                                                                                     Unaudited
Operating activities:
   Net loss                                                $(2,604,455)             $(1,442,182)
   Depreciation and amortization                                39,578                   43,643
   Amortization of debt issuance costs and discount              1,375                       --
   Loss in investments in unconsolidated subsidiaries        1,359,246                    4,424
   Minority interest in loss of unconsolidated subsidiary      (17,970)                      --
   Changes in assets and liabilities:
   Accounts receivable                                        (251,828)                (114,236)
   Other assets                                                 26,687                   88,344
   Accounts payable                                             68,453                 (305,580)
   Accrued liabilities                                         149,069                 (242,037)
                                                           -----------              -----------

NET CASH USED IN OPERATING ACTIVITIES                       (1,229,845)              (1,967,624)
                                                           -----------              -----------

Investing activities:
   Restricted cash                                          (5,400,000)                      --
   Investments in and advances to oil and gas ventures      (3,108,472)              (1,369,767)
   Capital expenditures                                     (1,200,042)                (746,810)
   Proceeds from disposition of assets                              --                  (73,900)
                                                           -----------              -----------

NET CASH USED IN INVESTING ACTIVITIES                       (9,708,514)              (2,190,477)
                                                           -----------              -----------

Financing activities:
   Proceeds from exercise of warrants and options           25,064,342                       --
   Proceeds from issuance of short-term borrowings                  --                  122,153
   Principal payments on short-term borrowings                 (31,156)                 (25,108)
                                                           -----------              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   25,033,186                   97,045
                                                           -----------              -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        14,094,827               (4,061,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                17,329,237                4,791,645
                                                           -----------              -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $31,424,064              $   730,589
                                                           -----------              -----------

                       The accompanying notes are an integral part of the consolidated financial statements

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF OPERATIONS - The principal activities of Fountain Oil Incorporated and its consolidated subsidiaries (collectively the "Company") have involved the acquisition of interests in and development of oil and gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. The Company has typically acquired its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While the Company has acquired interests representing 50% or less of the equity in various oil and gas projects, it has generally sought operational responsibility for the substantial oil and gas projects in which it has interests. Accordingly, certain of the activities in which the Company has interests are conducted through unconsolidated entities. The Company has acquired less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation. These entities are accounted for as unconsolidated subsidiaries.

          On February 2, 1998, the Company entered into a Combination Agreement with CanArgo Energy Inc. ("CanArgo") pursuant to which CanArgo would become a subsidiary of the Company and each of the outstanding CanArgo Common Shares would be converted into the right to receive 1.6 shares of the Company's Common Stock. Consummation of the business combination is subject to satisfaction of a number of conditions, including approvals by the stockholders of the Company and the shareholders of CanArgo. It is expected that following the business combination the former shareholders of CanArgo would have the right to receive approximately 47% of the Company's Common Stock. The business combination could result in a change in the Company's ownership as defined in Section 382 of the Internal Revenue Code. See Note 13, Income Taxes, of Notes to Consolidated Financial Statements. Upon consummation of the business combination, current management of CanArgo will hold a majority of the Company's management positions.

         The Company elected to change its fiscal year from August 31 to December 31 effective December 31, 1996 in order to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. Accordingly, the accompanying consolidated financial statements include information for the four-month transition period ended December 31, 1996. The comparable statements of operations and cash flows for the four month period ended December 31, 1995 and all related footnote disclosures are unaudited. Such unaudited information includes all adjustments necessary in the opinion of the management of the Company for a fair statement of the results of operations and cash flows. Results for the four month period may not be indicative of results for the full year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The financial statements and notes thereto are prepared in accordance with U.S. generally accepted accounting principles. All amounts are in U.S. dollars.

     CONSOLIDATION - The consolidated financial statements include the accounts of Fountain Oil Incorporated and its majority owned subsidiaries. The majority owned subsidiaries at December 31, 1997 are Electromagnetic Oil Recovery International Inc., Focan Ltd., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Boryslaw Ltd., Fountain Oil Norway AS, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S. Inc., Gastron International Limited, Uentech Corporation and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. The Company's investments in certain oil and gas ventures are proportionately consolidated. Investments in less than majority-owned corporations and corporate-like entities are accounted for using the equity method of accounting.

     QUASI-REORGANIZATION - The Board of Directors of the Company approved a quasi-reorganization effective October 31, 1988. As of the date of the quasi-reorganization, the accumulated deficit of $39,952,292 was eliminated against capital in excess of par value.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

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

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 1997 and August 31, 1996 and the four months ended December 31, 1996 and 1995 were not material.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews all of its long-lived assets, except for its oil and gas assets, for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. Prior to the adoption of SFAS No. 121, all long-lived assets including intangible assets, other than oil and gas properties, were reviewed for impairment by comparing the carrying value of such assets to future expected net cash flows undiscounted. The Company evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost ceiling limitation.

     STOCK-BASED COMPENSATION PLANS - The Company has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

     RECENTLY ISSUED PRONOUNCEMENTS - In 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No.131, Disclosure about Segments of an Enterprise and Related Information, both of which have been adopted in the fourth quarter of 1997 without having any material effect on the Company's financial statements.

3.   GOING CONCERN ASSUMPTION

         The Company has incurred recurring operating losses, and its current operations are not generating positive cash flows. The ability of the Company to continue as a going concern and to pursue its principal activities of acquiring interest in and developing oil and gas fields is highly dependent upon generating funds from external sources and, ultimately, achieving sufficient positive cash flows from operating activities.

         Without sufficient cash from external sources, the Company's ability to finance its ongoing operations and continue as a going concern is doubtful. However, the Company's management believes that it may be able to access external sources of funds through a merger or other business combination with another company followed by equity or debt financing by the surviving entity or by the farm out of interests in certain oil and gas projects.
     See Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

         The consolidated financial statements do not give effect to any additional impairment of its investments in oil and gas ventures or other adjustments which would be necessary should the Company be unable to obtain sufficient funds from external sources or continue as a going concern.

4.   RESTRICTED CASH

         Through December 31, 1997 and 1996, the Company has pledged an aggregate of $9,700,000 and $5,400,000, respectively, to collateralize bank letters of credit. Letters of credit supported by the restricted cash have been used primarily to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project, under which $8,150,000 and

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     $1,400,000 was outstanding at December 31, 1997 and 1996, respectively. Kashtan has utilized such borrowings to pay Lelyaki Field project operating costs, including repayment of costs advanced by the Company on behalf of Kashtan. If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of non-performance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit. Based on its analysis of initial Lelyaki Field development efforts, the Company has concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company has written off any remaining investments relating to the Lelyaki Field project and has accrued a liability of $8,280,000 with respect to Kashtan indebtedness supported by the Company's restricted cash deposits. The liability is included within accrued liabilities on the Company's balance sheet as of December 31, 1997. See Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

5.   PROPERTY AND EQUIPMENT, NET

          Property and equipment and the related accumulated depreciation at December 31, 1997 included the following:

                                                      ACCUMULATED
                                           COST      DEPRECIATION     IMPAIRMENT         NET
                                         ----------  ------------     -----------     ----------
     EEOR equipment                      $  562,953     $(284,909)    $        --     $  278,044
     Oil and gas related equipment        8,348,309            --      (2,843,997)     5,504,312
     Office furniture, fixtures and
        equipment and other               1,014,263      (454,346)       (400,000)       159,917
                                         ----------     ---------     -----------     ----------
     PROPERTY AND EQUIPMENT, NET         $9,925,525     $(739,255)    $(3,243,997)    $5,942,273
                                         ----------     ---------     -----------     ----------

          Property and equipment and the related accumulated depreciation at December 31, 1996 included the following:

                                                      ACCUMULATED
                                           COST      DEPRECIATION     IMPAIRMENT          NET
                                         ----------  ------------     -----------     ----------
     EEOR equipment                      $  504,085     $(273,673)    $        --     $  230,412
     EEOR construction-in-progress           60,764            --              --         60,764
     Oil and gas related equipment        6,956,709            --              --      6,956,709
     Office furniture, fixtures and
        equipment and other                 850,031      (331,437)             --        518,594
                                         ----------     ---------     -----------     ----------
     PROPERTY AND EQUIPMENT, NET         $8,371,589     $(605,110)    $        --     $7,766,479

          Property and equipment and the related accumulated depreciation at August 31, 1996 included the following:

                                                      ACCUMULATED
                                           COST      DEPRECIATION     IMPAIRMENT         NET
                                         ----------  ------------     -----------     ----------
     EEOR equipment                      $  504,085  $   (268,011)    $        --     $  236,074
     EEOR construction-in-progress           60,764            --              --         60,764
     Oil and gas related equipment        5,818,871            --              --      5,818,871
     Office furniture, fixtures and
        equipment and other                 759,448      (297,592)             --        461,856
                                         ----------     ---------     -----------     ----------
     PROPERTY AND EQUIPMENT, NET         $7,143,168     $(565,603)    $        --     $6,577,565
                                         ----------     ---------     -----------     ----------

          Oil and gas related equipment includes new or refurbished drilling rigs and related equipment including lease and well equipment which the Company originally planned to transfer to Intergas JSC ("Intergas"), an entity in which the Company holds a 37% interest, to use in the Maykop Field, Republic of Adygea, Russian Federation. Such rigs and equipment have not yet been placed in service and therefore are

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     not being depreciated. Because it has experienced extended delays in resolving operating arrangements and other Intergas matters including corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company has written off its investment in and advances to Intergas at December 31, 1997. See Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements. Since the rigs and equipment are now expected to be employed for application other than those for which they were specifically intended, the Company recorded an impairment of $2,844,000 at December 31, 1997, which represents the difference between the book value of the rigs and related equipment and their estimated fair value.

         As a result of the Company's decision to close down or significantly reduce its various corporate offices, the Company recorded an impairment of $400,000 to reduce the carrying value of furniture, fixtures and equipment to their estimated fair value.

6.   OIL AND GAS PROPERTIES AND INVESTMENTS

     Oil and Gas Properties
     ----------------------

         The Company has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. A summary of the Company's oil and gas properties as of December 31, 1997 and 1996 and August 31, 1996 are set out below:

          OIL AND GAS PROPERTIES                           12/31/97    12/31/96     8/31/96
          ----------------------                           --------    --------     -------
          United States and Canada
           Proved properties                              $ 2,650,327  $ 1,029,947  $ 1,058,397
           Unproved properties                                324,500      257,407      257,407
           Less: accumulated depreciation, depletion,
            amortization and impairment                    (1,495,853)  (1,028,016)  (1,028,016)
                                                          -----------  -----------  -----------
          TOTAL OIL AND GAS PROPERTIES,NET                $ 1,478,974  $   259,338  $   287,788
                                                          -----------  -----------  -----------

          During the fiscal years ended December 31, 1997 and August 31, 1996, the Company recognized impairments of $257,407 and $419,835 respectively, on its oil and gas properties as a result of applying the full cost ceiling limitation. The impairments related to previously unproved properties.

          During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter, and was prepared for installation of the Company's electrically enhanced oil recovery ("EEOR") equipment. The Sylvan Lake project includes a total of four producing wells.

          Unproved properties and associated costs not currently being amortized and included in oil and gas properties in Canada at December 31, 1997 were $324,500, substantially all of which relates to the Sylvan Lake Field. Such properties are expected to be evaluated over the next 24 months, and if no proved reserves are added, those properties could result in additional impairment.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Investments

          The Company has acquired interests in oil and gas ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's oil and gas ventures as of December 31, 1997 and 1996 and August 31, 1996 is set out below:


     INVESTMENTS IN AND ADVANCES TO
     OIL AND GAS VENTURES                                    12/31/97       12/31/96      8/31/96
     -----------------------------------------------       -----------    -----------   -----------
     Ukraine - Lelyaki Field, Pryluki Region
       through an effective 40.5% ownership of Kashtan     $ 2,435,725    $ 2,398,566   $ 2,163,564
       Petroleum Ltd.
     Adygea, Russian Federation - Maykop Field
       through 37% ownership in Intergas JSC                 6,710,874      4,439,213     2,780,263
     Canada - Inverness Unit
       through 50% ownership in Focan Ltd.                          --        106,646       106,646
     Albania - Gorisht-Kocul Field
       through 50% ownership of the joint venture            2,202,922      1,326,581       517,885
     Ukraine - Stynawske Field, Boryslaw
       through 45% ownership of Boryslaw Oil
       Company                                               5,800,407      1,655,803     1,321,241
                                                           -----------    -----------   -----------
     TOTAL INVESTMENTS IN AND ADVANCES TO
     OIL AND GAS VENTURES                                  $17,149,928    $ 9,926,809   $ 6,889,599
                                                           -----------    -----------   -----------

     EQUITY IN PROFIT (LOSS) OF OIL AND GAS VENTURES         12/31/97      12/31/96      8/31/96
     -----------------------------------------------       -----------    -----------   -----------
     Ukraine - Lelyaki Field, Pryluki Region               $(2,435,725)   $  (355,684)  $        --
     Adygea, Russian Rederation - Maykop Field              (1,452,510)      (601,366)           --
     Canada - Inverness unit                                        --         (2,407)      (13,272)
     Albania - Gorisht-Kocul Field                            (833,191)      (399,789)           --
     Ukraine - Stynawske Field, Boryslaw                      (413,700)            --            --
                                                           -----------    -----------   -----------
     CUMULATIVE EQUITY IN PROFIT (LOSS) OF
     OIL AND GAS VENTURES                                  $(5,135,126)   $(1,359,246)  $   (13,272)
                                                           -----------    -----------   -----------

     Impairment - Maykop Field                             $(5,258,364)   $        --   $        --
     Impairment - Gorisht-Kocul Field                       (1,369,731)            --            --
                                                           -----------    -----------   -----------
     TOTAL IMPAIRMENT                                      $(6,628,095)   $        --   $        --
                                                           -----------    -----------   -----------
     TOTAL INVESTMENTS IN AND ADVANCES TO
     OIL AND GAS VENTURES, NET OF EQUITY LOSS
     AND IMPAIRMENT                                        $ 5,386,707    $ 8,567,563   $ 6,876,327
                                                           -----------    -----------   -----------

          During the fourth quarter of 1997, the Company recognized impairment losses totalling $15,736,000 related to the Lelyaki Field, Maykop Field and Gorisht-Kocul Field projects. In addition, aggregate losses of $3,365,000 were recorded in 1997 reflecting the Company's equity in the losses of Kashtan, Intergas and the Gorisht-Kocul joint venture.

          Based on its analysis of initial Lelyaki Field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company recorded an impairment charge totalling $9,108,000. The impairment charge consisted of $137,000 which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted or is expected to default and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations. Such costs are expected to be paid during 1998. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Because it has experienced extended delays in resolving operating arrangements and other Intergas matters including completion of corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas.

          In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project, and development activities related thereto have been suspended since the declaration. In light of the extended period that the force majeure condition has continued and in the absence of any indication of an imminent termination of that condition, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to the Gorisht-Kocul joint venture of $1,370,000. The Company also recognized a $433,000 loss in 1997 as its equity in the loss of that joint venture.

          The Company has made advances to Boryslaw Oil Company totalling $1,508,000 at December 31, 1997, which are included within investments in and advances to oil and gas ventures. Such advances may be recoverable only from future revenue of or payments from future participants in the venture.

          Since none of the Company's oil and gas interests outside of Canada are being amortized, the Company's investments in and advances to oil and gas ventures are essentially unevaluated properties. At December 31, 1997, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no separate financial information has been presented.

          As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholders of Intergas are considering asserting such claims. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

          Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. The Company had working capital of $13,971,000 at December 31, 1997, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of these properties and ventures would require the availability of substantial funds from external sources. The Company believes that its ability to access external financing is dependent upon the successful completion of a business combination with, or the farm-out of a significant portion of its interest in Boryslaw Oil Company and possibly other projects to an entity that can provide or attract such financing. The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of the Company, such entities or their respective stockholders or participants.

          As of December 31, 1997 the Company had remaining net investments in oil and gas properties and ventures totalling $6,866,000. Of this amount, $5,387,000 relates to a venture in Eastern Europe for which development operations have not yet begun. Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

          The consolidated financial statements of the Company do not give effect to any additional impairment in the value of the Company's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. The Company's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

7.   ACCRUED LIABILITIES

          Accrued liabilities at December 31, 1997, December 31, 1996 and August 31, 1996 included the following:


                                               12/31/97       12/31/96        8/31/96
                                             -----------     ----------      ---------
Compensation, including related taxes        $   337,767     $  225,409      $ 209,283
Professional fees                                276,500        104,150             --
Termination costs                                405,833             --             --
Effective guarantee of Kashtan                 8,280,000             --             --
 obligations
 (Note 6)
Close down costs - Kashtan project               690,622             --             --
 (Note 6)
Oilfield related equipment                       268,000        677,843             --
Other                                             67,886        117,023         88,230
                                             -----------     ----------      ---------
                                             $10,326,608     $1,124,425      $ 297,513
                                             -----------     ----------      ---------

          The accrual for termination costs represents the amount of costs for employees receiving contractually required termination notices during the fourth quarter of 1997. The costs involved represent salaries and related taxes and have been reflected as general and administrative expenses. The accrual includes the termination costs for 11 employees, who were located in the Company's offices in Calgary and Asker, Norway. Such costs are expected to be paid during 1998.

8.   CONVERTIBLE SUBORDINATED DEBENTURES


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

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In accordance with Securities and Exchange Commission guidance published in early 1997, the August 31, 1996 Consolidated Statement of Operations was restated to reflect a $795,500 charge to interest expense related to the discount feature of the Debentures. The discount was amortized from the date of issuance to the earliest conversion dates.

9.   COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1997, the Company had the contingent obligation to issue an aggregate of 375,000 shares of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project. Also see Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

     LEGAL PROCEEDINGS AND POTENTIAL CLAIMS - On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to Fountain most of Fountain's interest in UK-RAN, filed suit against Fountain and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleges that Zhoda was, on several theories, wrongfully deprived of the value of the UK-RAN shares it transferred to Fountain or the contingent consideration it might have received under its agreement with Fountain. Among the theories of Zhoda's complaint are breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda seeks damages in excess of $7.5 million, redelivery of the UK-RAN shares transferred to Fountain, fees, expenses and costs and any further relief to which it may be entitled.

          On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to Fountain the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against Fountain and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by Fountain of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on Fountain pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper.

          The entity that sold to Fountain certain rights related to the Stynawske Field project has indicated to Fountain that it is considering an action seeking the contingent consideration payable with respect to that sale on the grounds that the Transaction or other action by or inaction of Fountain has unreasonably delayed or will unreasonably delay the satisfaction of the conditions precedent to the issuance of such contingent consideration.

          As a result of the events associated with the impairment of Fountain's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims.

          Management is unable to estimate the range that such potential claims, if any, might total. However, if any asserted claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

     LEASE COMMITMENTS - The Company leases office space under non-cancellable operating lease agreements. The leases have remaining terms ranging up to eight years, some of which may be renewed at the Company's option. Rental expense for the years ended December 31, 1997 and August 31, 1996 and 1995 and for the four months ended December 31, 1996 was $293,855, $186,444, $119,133 and $87,872, respectively.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Future minimum rental payments for the Company's lease obligations as of December 31, 1997, are as follows:

                1998                 $  388,235
                1999                    382,688
                2000                    306,966
                2001                    165,968
                2002                    165,968
                Later years             331,968
                                     ----------
                                     $1,741,793
                                     ==========

          The Company has sublet office space representing $85,968, $77,000 and $59,083 of the future minimum rental payments in 1998, 1999 and 2000, respectively, and expects that it will attempt to sublease a substantial additional amount of its leased office space.

10. CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and advances to oil and gas ventures. See Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements. The Company has temporary cash on deposit at major financial institutions, some of which are in excess of government insured limits. At December 31, 1997, December 31, 1996, and August 31,1996, the Company had approximately $19,000,000, $27,000,000, and $14,000,000 on deposit in four, four and two such institutions, respectively.

11.  STOCKHOLDERS' EQUITY

          On February 12, 1996, at an Annual Meeting of Stockholders, the stockholders of the Company approved an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 having $0.10 par value per share. The number of authorized shares of preferred stock of 5,000,000, also having a par value of $0.10 per share, remained unchanged. As of December 31, 1997, 22,447,489 shares of Common Stock were issued and outstanding. No shares of preferred stock have been issued.

          During the years ended August 31, 1995 and 1996, the four-month period ended December 31, 1996, and the year ended December 31, 1997, the following transactions regarding the Company's Common Stock and warrants and options to purchase the Company's Common Stock were consummated pursuant to authorization by the Company's Board of Directors or duly constituted committees thereof.

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

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     . The following are included in the issuance of Common Stock upon warrant and option exercises:

          .. The issuance of 52,000 shares at a price of $1.50 per share in a series of option exercises.

          .. The issuance of 43,223 shares at a price of $1.50 per share in a series of warrant exercises.

     . The issuance of options exercisable at $3.8375 per share to purchase 30,000 shares granted to non-employee directors at February 12, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

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

     . The issuance of options exercisable at $7.25 per share to purchase 381,500 shares granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

     . The issuance of options exercisable at $8.99 per share to purchase 445,000 shares granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

     YEAR ENDED DECEMBER 31, 1997

     . The issuance of 175,000 shares at a price of $6.0625 per share in connection with the acquisition of an interest in the Stynawske Field, Ukraine.

     . The issuance of 104,000 shares at a price of $1.50 per share in a series of option exercises.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     . The issuance of options exercisable at $4.50 per share to purchase 30,000 shares granted to non-employee directors at June 3, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

     . The issuance of options exercisable at $4.25 per share to purchase 7,000 shares granted to employees at June 30, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

     . The issuance of options exercisable at $5.27 per share to purchase 155,000 shares granted to employees at June 30, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

     . The cancellation of options to purchase an aggregate 126,168 shares which had been granted to employees pursuant to the Company's 1995 Long-Term Incentive Plan. Of the options cancelled, 119,168 were exercisable at $7.25, 5,000 were exercisable at $8.99, and 2,000 were exercisable at $4.25. See Note 16, Stock-Based Compensation Plans, of Notes to Consolidated Financial Statements.

         The following table summarizes warrants to purchase the Company's Common Stock, which were outstanding:

                                               NUMBER OF       EXERCISE          EXPIRATION
     OUTSTANDING AT:                           WARRANTS         PRICE               DATE
     --------------                            ---------       --------           ----------
     AUGUST 31, 1994                           1,259,243     $ .25 - $1.75    8/1/95 to 11/3/97

         Issued                                4,383,800     $5.10 - $6.00         2/28/97
         Exercised                              (715,066)    $ .25 - $1.75   8/1/95 to 11/3/97
                                               ---------
     AUGUST 31, 1995                           4,927,977     $1.50 - $6.00   2/28/97 to 11/3/97
                                               ---------

         Exercised                               (43,223)    $1.50                 11/3/97
                                               ---------
     AUGUST 31, 1996                           4,884,754     $1.50 - $6.00   2/28/97 to 11/3/97
                                               ---------

         Exercised                            (4,720,754)    $1.50 - $6.00   2/28/97 to 11/3/97
         Redeemed                               (164,000)    $6.00           2/28/97 to 11/3/97
                                               ---------
     DECEMBER 31, 1996                                 0
                                               ---------

          During the four month period ended December 31, 1996, an aggregate of 4,383,800 warrants were called for redemption by the Company. If the average closing price of the Company's Common Stock exceeded $6.10 and $7.00 per share for 10 consecutive trading days, upon election of the Company and notice to the warrant holders, the holders of 1,139,800 warrants and 3,244,000 warrants, respectively, were required either to exercise their warrants within a specified period or to have the warrants redeemed by the Company for a nominal redemption price. All but 164,000 of the 4,383,800 warrants called for redemption were exercised during the four month period ended December 31, 1996; the 164,000 warrants were redeemed. During the same period, an additional 500,954 warrants were also exercised by their holders. There were no outstanding warrants at December 31, 1996 and 1997.

12.  NET LOSS PER COMMON SHARE

          Effective December 31, 1997 the Company adopted SFAS No. 128 Earnings Per Share, for all periods presented. Basic and diluted net loss per common share for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four month periods ended December 31, 1996 and 1995 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 22,413,103, 12,495,137, 8,341,783, 18,696,212 and 10,834,063, respectively. The
     Debentures, which were convertible into a maximum of 309,500 shares of the Company's Common

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock per $1,000,000 principal amount of the Debentures, were not included in the computation of diluted net loss per common share for the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 because the effect of such inclusion would have been anti-dilutive. Additionally, options to purchase the Company's Common Stock were outstanding during the year ended December 31, 1997, the four month period ended December 31, 1996 and the fiscal years ended August 31, 1996 and 1995 and warrants to purchase the Company's Common Stock were outstanding during the four month period ended December 31, 1996, and the fiscal years ended August 31, 1996 and 1995 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been antidilutive.

13.  INCOME TAXES

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

         A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:

                                      FOUR MONTH    FOUR MONTH
                                        PERIOD        PERIOD
                       YEAR ENDED       ENDED         ENDED        YEAR ENDED      YEAR ENDED
                      DECEMBER 31,     DECEMBER      DECEMBER      AUGUST 31,      AUGUST 31,
                          1997         31, 1996      31, 1995         1996            1995
                       -----------     ---------     ---------     -----------     -----------
Income tax benefit     $(9,412,203)    $(885,515)    $(490,342)    $(2,207,808)    $(2,574,144)
 at statutory rate
Benefit of losses        9,412,203       876,629       490,342       2,197,879       2,566,836
 not recognized
Foreign tax                     --            --            --              --          28,600
 provision
Other, net                      --         8,886            --           9,929           7,308
                       -----------     ---------     ---------     -----------     -----------
Provision for
 income taxes          $         0     $       0     $       0     $         0     $    28,600
                       -----------     ---------     ---------     -----------     -----------
Effective tax rate               0%            0%            0%              0%            0.4%
                       -----------     ---------     ---------     -----------     -----------

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The components of the deferred tax assets as of December 31, 1997, December 31, 1996 and August 31, 1996 were as follows:

                                        DECEMBER 31,     DECEMBER 31,      AUGUST 31,
                                            1997             1996            1996
                                        ------------     ------------    ------------
Net operating loss carryforwards        $ 13,372,000     $  9,520,000    $  8,906,000

Foreign net operating loss
  carryforwards                            4,972,000        1,300,000       1,300,000
Impairments                                6,817,000               --              --
Patent rights and related
  equipment                                  225,473          975,803       1,282,072
Bad debt allowance                                --           35,776          35,776
Foreign tax credits                               --           28,600          28,600
                                        ------------     ------------    ------------
                                          25,386,473       11,860,179      11,552,448

Valuation allowance                      (25,386,473)     (11,860,179)    (11,552,448)
Net deferred tax asset recognized
  in balance sheet                      $         --     $         --    $         --
                                        ------------     ------------    ------------

          On August 1, 1991, and subsequently on August 17, 1994, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on a cumulative basis. As of December 31, 1997, total U.S. net operating loss carryforwards were approximately $39,331,000. Of that amount, approximately $15,100,000 was incurred subsequent to the ownership change in 1994, $19,531,000 was incurred prior to 1994 and therefore is subject to the IRC Section 382 limitation and $4,700,000 is subject to the separate return limitation rules. See Note 1 of Notes to Consolidated Financial Statements. The net operating loss carryforwards expire from 1998 to 2012. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The Company has also generated approximately $14,161,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

          The Company's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. The Company may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

          The Company also has investment tax credit carryovers of $46,546, which begin to expire in 1998.

14.  SEGMENTS

          During the year ended December 31, 1997 and the four months ended December 31, 1996, the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use its electrically enhanced oil recovery ("EEOR") technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology. Since oil and gas exploration and production activities were at a preliminary stage, revenues for the periods ended December 31, 1997 and 1996 were minimal. For the fiscal years ended August 31, 1996 and 1995, EEOR activities were reported as a separate business segment. For the fiscal year ended August 31, 1995 EEOR revenues related to contracts with one customer in each of Canada and China, and for the fiscal year ended August 31, 1996, EEOR revenues related to a contract with one customer in Canada.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Operating revenues for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four months ended December 31, 1996 by business segment and geographical area were as follows:

                                           12/31/97         8/31/96         8/31/95        12/31/96
                                         ------------     -----------     -----------     -----------
     OIL AND GAS ACQUISITION
     AND DEVELOPMENT
       United States                     $         --     $     2,624     $        --     $        --
       Canada                                 313,301          23,938              --          16,980
                                         ------------     -----------     -----------     -----------
     TOTAL                               $    313,301     $    26,562     $         0     $    16,980
                                         ------------     -----------     -----------     -----------

     EEOR PROCESS SALES AND SERVICE
       United States                     $         --     $        --     $        --     $        --
       Canada                                      --           8,615         255,457              --
       China                                       --              --         370,000              --
       Other                                       --              --              --              --
                                         ------------     -----------     -----------     -----------
     TOTAL                               $          0     $     8,615     $   625,457     $         0
                                         ------------     -----------     -----------     -----------

          Operating profit (loss) for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four months ended
     December 31, 1996 by business segment and geographical area were as follows:

                                           12/31/97         8/31/96         8/31/95        12/31/96
                                         ------------     -----------     -----------     -----------
     OIL AND GAS ACQUISITION
     AND DEVELOPMENT
       United States                     $   (257,407)    $    (3,262)    $  (608,822)    $        --
       Canada                                 (97,541)         18,836              --          11,378
       Eastern Europe                     (24,831,798)     (1,770,434)             --      (1,712,924)
                                         ------------     -----------     -----------     -----------
     TOTAL                               $(25,186,746)    $(1,754,860)    $  (608,822)    $(1,701,546)
                                         ------------     -----------     -----------     -----------
     EEOR PROCESS SALES AND
     SERVICE
       United States                     $         --     $        --     $       (25)    $        --
       Canada                                      --         (30,857)     (3,208,144)             --
       China                                       --              --         116,915              --
       Other                                       --              --         (18,296)             --
                                         ------------     -----------     -----------     -----------
                                         $         --     $   (30,857)    $(3,109,550)    $        --
                                         ------------     -----------     -----------     -----------
     CORPORATE EXPENSES                  $ (3,903,446)    $(3,853,972)    $(4,164,548)    $(1,281,821)
                                         ------------     -----------     -----------     -----------
     TOTAL                               $(29,090,192)    $(5,639,689)    $(7,882,920)    $(2,983,367)
                                         ------------     -----------     -----------     -----------
          The Company's loss from investments in unconsolidated subsidiaries pertains primarily to operations in
     Eastern Europe.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Identifiable Assets as of December 31, 1997 and 1996 and August 31, 1996 by business segment and geographical area were as follows:

                                    12/31/97       12/31/96       8/31/96
                                  -----------    -----------    ----------
     CORPORATE (1)
       United States              $   212,536    $ 7,580,219    $10,239,148
       Canada                              --             --             --
       Western Europe              24,263,223     29,049,022      7,517,066
                                  -----------    -----------    -----------
     TOTAL                        $24,475,759    $36,629,241    $17,756,214
                                  -----------    -----------    -----------

     OIL AND GAS ACQUISITION
     AND DEVELOPMENT
       United States              $        --    $ 6,786,714    $ 5,705,663
       Canada                       2,067,257        831,930        642,451
       Eastern Europe               5,386,707     11,127,176      7,984,213
       Western Europe               5,504,312             --             --
                                  -----------    -----------    -----------
     TOTAL                        $12,958,276    $18,745,820    $14,332,327
                                  -----------    -----------    -----------

     IDENTIFIABLE ASSETS - TOTAL  $37,434,035    $55,375,061    $32,088,541
                                  -----------    -----------    -----------

     (1)  Principally cash and cash equivalents.

          The percentage of operating revenues for the years ended December 31, 1997 and August 31, 1996 and 1995 and the four months ended December 31, 1996 by business segment and geographical area are as follows:

                                 12/31/97   8/31/96   8/31/95   12/31/96
     OIL AND GAS ACQUISITION     --------   -------   -------   --------
     AND DEVELOPMENT
       United States                --        10%       --         --
       Canada                      100%       90%       --        100%

     EEOR PROCESS SALES
     AND SERVICE
       Canada                       --       100%       41%        --
       China                        --        --        59%        --

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  SUPPLEMENTAL CASH FLOW INFORMATION AND
     NONMONETARY TRANSACTIONS

          The following represents supplemental cash flow information for the years ended December 31, 1997, and August 31, 1996 and 1995 and for the four-month periods ended December 31, 1996 and 1995:

                                                             All amounts in 000'$
                                                     YEARS ENDED              4 MONTHS ENDED
                                           ------------------------------   ------------------
                                           12/31/97    8/31/96    8/31/95   12/31/96  12/31/96
                                           --------    -------    -------   --------  --------
     Supplemental disclosures of cash
     flow information:
       Interest paid during the year        $   --     $    146   $   28    $   17   $     3
                                            ------     --------   ------    ------   -------
     Supplemental schedule of non-cash
     activities:
       Acquisition of  common stock of
       subsidiaries resulting in
       elimination upon consolidation and
       cancellation of notes receivable
       of $2,450,000 and $530,000,
       respectively                         $   --     $  2,980   $   --    $   --   $ 2,450
                                            ------     --------   ------    ------   -------
       Issuance of Common Stock upon
       conversion of convertible
       debentures and notes                 $   --     $  3,934   $   50    $  280   $    --
                                            ------     --------   ------    ------   -------
       Issuance of Common Stock in
       connection with investments in
       oil and gas ventures                 $1,060     $  2,353   $   --    $   --   $    --
                                            ------     --------   ------    ------   -------
       Issuance of Common Stock in
       connection with compensation
       earned and third party
       services provided                    $   --     $     --   $1,730    $   --   $    --
                                            ------     --------   ------    ------   -------
       Accruals recorded applicable to
       effective guaranty of Kashtan
       obligation and Lelyaki Field
       close-down costs                     $8,971     $     --   $   59    $  678   $    --
                                            ------     --------   ------    ------   -------

16.  STOCK-BASED COMPENSATION PLANS

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

          Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996, 1,500,000 shares of the Company's Common Stock have been authorized for possible issuance under the 1995 Plan. The purpose of the 1995 Plan is to further the interest of the Company by enabling employees, directors, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     granted under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 1997. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant.

         A summary of the status of stock options granted under the 1994 and 1995 Plans is as follows:

                                                         SHARES ISSUABLE     WEIGHTED
                                          SHARES              UNDER          AVERAGE
                                         AVAILABLE         OUTSTANDING       EXERCISE
                                         FOR ISSUE           OPTIONS          PRICE
                                         ---------          ---------        --------
BALANCE AT AUGUST 31, 1995                       0            400,000
 1995 Plan Authorization                 1,500,000
 Options:
  Granted at market                        (30,000)            30,000          $3.84
  Exercised                                     --            (52,000)         $1.50
                                         ---------          ---------
BALANCE AT AUGUST 31, 1996               1,470,000            378,000          $1.69
 Options:
  Granted at market                       (381,500)           381,500          $7.25
  Granted at a premium                    (445,000)           445,000          $8.99
  Exercised                                     --            (12,000)         $1.50
                                         ---------          ---------
BALANCE AT DECEMBER 31, 1996               643,500          1,192,500          $6.19
 Options:
  Granted at market                        (37,000)            37,000          $4.45
  Granted at a premium                    (155,000)           155,000          $5.27
  Exercised                                     --           (104,000)         $1.50
  Cancelled                                126,168           (126,168)         $7.27
                                         ---------          ---------
BALANCE AT DECEMBER 31, 1997               577,668          1,154,332          $6.32
                                         ---------          ---------

          The shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                                                  SHARES
                                                 ISSUABLE       WEIGHTED
                                                   UNDER         AVERAGE
                                                EXERCISABLE     EXERCISE
                                                  OPTIONS         PRICE
                                                -----------     --------
    August 31, 1995                               344,000          $1.50
    August 31, 1996                               342,000          $1.71
    December 31, 1996                             330,000          $1.71
    December 31, 1997                             355,664          $3.56

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The weighted average fair value of options granted at market was $1.46, $3.65 and $1.01 for the year ended December 31, 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996, respectively. The weighted average fair value of options granted at a premium was $0.92 and $1.73 for the year ended December 31, 1997 and the four month period ended December 31, 1996, respectively; no options were granted at a premium for the fiscal year ended August 31, 1996. The weighted average fair value of all options granted during the year ended December 31, 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 was $1.03, $2.52 and $1.01, respectively.

          The following table summarizes information about stock options outstanding at December 31, 1997:

                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------
                      NUMBER      WEIGHTED     WEIGHTED      NUMBER
                     OF SHARES    AVERAGE      AVERAGE      OF SHARES      WEIGHTED
  RANGE OF          OUTSTANDING  REMAINING     EXERCISE    EXERCISABLE     AVERAGE
EXERCISE PRICES     AT 12/31/97     TERM        PRICE      AT 12/31/97  EXERCISE PRICE
--------------------------------------------------------------------------------------
$1.50 to $3.84          262,000     1.57         $1.77       226,000         $1.81
$3.85 to $5.30          190,000     1.92         $5.12        30,000         $4.50
$5.31 to $8.99          702,332     2.95         $8.34        99,664         $7.25
--------------        ---------                              -------
$1.50 to $8.99        1,154,332                              355,664
--------------        ---------                              -------

          As discussed in Note 2, Summary of Significant Accounting Policies, under "Stock-Based Compensation Plans," of Notes to Consolidated Financial Statements, the Company accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share would have been approximately $28,600,000 and $1.28, respectively, for the fiscal year ended December 31, 1997 and approximately $6,500,000 and $0.52, respectively, for the year ended August 31, 1996. Stock options had no effect on net loss for the four months ended December 31, 1996. This effect is not likely to be representative of future pro forma amounts because of the exclusion of costs of grants before 1995 and the addition of awards to be granted in future years. The fair value of each stock option granted by the Company was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the year ended December 31, 1997, the four month period ended December 31, 1996, and the fiscal year ended August 31, 1996: dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 6.08% to 6.36% for the year ended December 31, 1997, 5.79% to 6.16% for the four month period ended December 31, 1996, and during the fiscal year ended August 31, 1996, only one grant was made with a risk-free interest rate of 4.79%; the average expected lives of options of 2.1 years, 3.1 years and 1.5 years, respectively; and volatility of 44.7% for the year ended December 31, 1997 and 49% for the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996.

                           FOUNTAIN OIL INCORPORATED
                      SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

     ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

          Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

          Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs with existing equipment under existing economic and operating conditions.

          Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and under existing economic and operating conditions.

          No major discovery or other favorable or adverse event subsequent to December 31, 1997 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

          The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves (all within Canada) at December 31, 1997, as estimated by the Company's petroleum engineering staff:


                                                Oil (Bbls)
                                                ----------
          December 31, 1996
            Purchase of properties                 115,500
            Revisions of previous estimates        (33,000)
            Extensions, discoveries and other      267,300
              additions
            Production                             (16,000)
                                                ----------
          December 31, 1997                        333,800
                                                ----------
          PROVED DEVELOPED
            December 31, 1997                      155,000
                                                ----------

                           FOUNTAIN OIL INCORPORATED
                      SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

          Costs incurred for oil and gas property acquisition, exploration and development activities for the year ended December 31, 1997, the four months ended December 31, 1996 and the years ended August 31, 1996 and 1995 are as follows:

          1997                                  Canada
          ----                                  ------
             Unproved*                      $  324,500
             Proved                            684,500
          Exploration                               --
          Development                          680,974
                                            ----------
             Total costs incurred           $1,689,974
                                            ----------


          December 31, 1996              United States
          -----------------              -------------
          Property acquisition:
             Unproved*                      $  259,338
             Proved                                  0
          Exploration                               --
          Development                               --
                                            ----------
          Total costs incurred              $  259,338
                                            ----------

          August 31, 1996                United States
          ---------------                -------------
          Property acquisition:
             Unproved*                      $  287,788
             Proved                                  0
          Exploration                               --
          Development                               --
                                            ----------
          Total costs incurred              $  287,788
                                            ----------

          August 31, 1995                United States
          ---------------                -------------
          Property acquisition:
             Unproved*                      $  519,304
             Proved                             32,381
          Exploration                               --
          Development                               --
                                            ----------
             Total costs incurred           $  551,685
                                            ----------


*These amounts represent costs incurred by the Company and excluded from the amortization base until proved reserves are established or impairment is determined.

                           FOUNTAIN OIL INCORPORATED
                      SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED


     STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
          RELATING TO PROVED OIL AND GAS RESERVES

          The following information has been developed utilizing procedures prescribed by SFAS No. 69 Disclosure about Oil and Gas Producing Activities ("SFAS 69") and based on crude oil reserve and production volumes estimated by the Company's engineering staff. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

          The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations;
     (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

          Under the Standardized Measure, future cash inflows were estimated by applying period-end oil prices adjusted for fixed and determinable escalations to the estimated future production of period-end proven reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expenses has been computed by applying period-end statutory tax rates to aggregate future pre-tax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by SFAS
     No. 69.

          Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proven reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

          The standardized measure of discounted future net cash flows relating to proved oil and gas reserves (all within Canada) is as follows:

                                                      As of December 31, 1997
                                                      -----------------------
     Future cash inflows                                         $  5,469,000
     Less related future:
          Production costs                                          2,090,000
          Development and abandonment costs                           840,000
          Income taxes                                                     --
                                                                 ------------

     Future net cash flows                                          2,539,000
     10% annual discount for estimating timing of cash flows     $  1,296,000
                                                                 ------------

     Standardized measure of discounted future net cash flows
       before income taxes                                       $  1,243,000
                                                                 ------------

                           FOUNTAIN OIL INCORPORATED
                      SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED


          A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves (all within Canada) is as follows:

                                                              Year ended
                                                           December 31, 1997
                                                          -------------------

     Beginning of period                                           $       --

     Purchase of reserves in place                                    551,000
     Revisions of previous estimates:
          Changes in prices and costs                                  67,000
          Changes in quantities                                      (208,000)
          Changes in future development costs                              --
     Development costs incurred during the period                          --
     Additions to proved reserves resulting from extensions,
       discoveries and improved recovery, less related costs          745,000
     Accretion of discount                                             55,000
     Sales of oil and gas, net of production costs                   (113,000)
     Net change in income taxes                                            --
     Production timing and other                                      146,000
                                                                   ----------
     Net increase                                                   1,243,000
                                                                   ----------
     End of the period                                             $1,243,000
                                                                   ----------

                                 EXHIBIT INDEX


EXHIBIT                                                                                         FILED WITH
NUMBER                             EXHIBIT                                                      THIS REPORT
-----------------------------------------------------------------------------------------------------------
2(1)      Agreement Relating to the Sale and Purchase of All the Issued Share
          Capital of Gastron International Limited dated August 10, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil
          Incorporated as Purchaser, and John Richard Tate as Warrantor
          (Incorporated herein by reference from October 19, 1995 Form 8-K).

2(2) Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated
          November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

2(3)      Supplement Deed Relating to the Sale and Purchase of All the
          Issued Share Capital of Gastron International Limited dated May 29,
          1996 by and among Ribalta Holdings, Inc. as Vendor and Fountain
          Oil Incorporated as Purchaser, and John Richard Tate as Warrantor
          (Incorporated herein by reference from June 30, 1997 Form 10-Q).

2(4)      Memorandum of Agreement between Fielden Management Services
          Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated
          May 16, 1995.                                                                              X

2(5)      Amended and Restated Combination Agreement between Fountain
          Oil Incorporated and CanArgo Energy Inc. dated as of February 2,
          1998 (Incorporated herein by reference from Form S-3 Registration
          Statement, File No. 333-48287 filed on March 19, 1998).

3(1)      Registrant's Certificate of Incorporation and amendments thereto
          (Incorporated herein by reference from December 16, 1994 Form 8-K).

3(2) Registrant's Bylaws (Incorporated herein by reference from December 31, 1996 Form 10-K).

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

*10(4) Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 33-
          82944 filed on August 17, 1994, filed by Electromagnetic Oil
          Recovery, Inc., the Company's predecessor).

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

*10(7)    Management Services Agreement between Fountain Oil Incorporated and
          Oistein Nyberg (Incorporated herein by reference from June 30, 1997
          Form 10-Q).

*10(8)    Restated Employment Agreement between Fountain Oil Incorporated and
          Nils N. Trulsvik.                                                                          X

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

*10(17) Amended 1995 Long-Term Incentive Plan (Incorporated herein by reference from March 31, 1997 Form 10-Q).

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

*10(22)   Employment Agreement between Fountain Oil Incorporated and Whitfield
          Fitzpatrick (Incorporated herein by reference from March 31, 1997
          Form 10-Q).

*10(23)   Management Services Agreement between Fountain Oil Services
          Incorporated and Orest Senkiw (Incorporated herein by reference from March 31, 1997 Form 10-Q).

*10(24)   Employment Agreement between Fountain Oil Incorporated and Alfred
          Kjemperud (Incorporated herein by reference from March 31, 1997
          Form 10-Q).

*10(25)   Employment Agreement between Fountain Oil Norway AS and Rune Falstad.                      X

*10(26)   Management Services Agreement between Trident Petroleum Inc. and
          Fountian Oil Boryslaw Limited.                                                             X

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