Form 10-Q
period 1998-03-31
FOUNTAIN OIL INC
filed 1998-05-15
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 1998


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ___________ TO _______________


                       COMMISSION FILE NUMBER    0-9147


                           Fountain Oil Incorporated
 ----------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


            Delaware                                 91-0881481
----------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


1400 Broadfield Blvd., Suite 100, Houston, Texas              77084-5163
----------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)


                                 281-492-6992
----------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)

----------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
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

 The number of shares outstanding of issuer's common stock on April 30, 1998 was 22,447,489.

                        PART I - FINANCIAL INFORMATION
                  FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   Unaudited
                                             ---------------------------------------------------
                                                       MARCH 31,              December 31, 1997
                                                         1998
                                             ---------------------------------------------------
                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                    $          11,315,171        $         14,164,177
  Restricted cash                                          9,350,000                   9,700,000
  Other current assets                                       589,589                     761,904
                                             -----------------------    ------------------------
Total current assets                                      21,254,760                  24,626,081

Restricted cash                                              550,000                         ---
Property and equipment, net                                5,906,427                   5,942,273
Oil and gas properties, net, full cost method                672,221                   1,478,974
  (including unevaluated amounts of $324,500
  and $324,500, respectively)
Investments in and advances to
  oil and gas ventures, net                                5,295,276                   5,386,707
                                             -----------------------    ------------------------
Total Assets                                   $          33,678,684        $         37,434,035
                                             =======================    ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
  Accounts payable                             $             163,336         $            328,171
  Accrued liabilities                                      9,554,209                   10,326,608
                                             -----------------------     ------------------------
Total current liabilities                                  9,717,545                   10,654,779

Stockholders' Equity:
  Preferred stock                                                ---                          ---
  Common stock                                             2,244,749                    2,244,749
  Capital in excess of par value                          82,040,156                   82,040,156
  Accumulated deficit since October 31, 1988             (60,323,766)                 (57,505,649)
                                             -----------------------     ------------------------
Total stockholders' equity                                23,961,139                   26,779,256
                                             -----------------------     ------------------------

Total Liabilities and Stockholders' Equity     $          33,678,684         $         37,434,035
                                             =======================     ========================



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

Item 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                    Unaudited
                                             ----------------------------------------------------
                                                               Three Months Ended
                                                     MARCH 31,                         March 31,
                                                       1998                               1997
                                             ----------------------------------------------------
Operating Revenues:
  Oil & gas production                         $              80,614         $             31,916
                                             -----------------------     ------------------------
                                                              80,614                       31,916
                                             -----------------------     ------------------------

Operating Expenses:
  Lease operating expense                                     99,517                       13,980
  Direct project costs                                       539,406                      172,297
  General and administrative                               1,457,352                    1,383,627
  Depreciation, depletion and amortization                   117,824                       27,201
  Loss from investments in unconsolidated
       subsidiaries                                           91,431                      648,788
  Writedown of oil and gas properties                        800,000                          ---
                                             -----------------------     ------------------------
                                                           3,105,530                    2,245,893
                                             -----------------------     ------------------------

Operating Loss                                             3,024,916                    2,213,977
                                             -----------------------     ------------------------

Other Income (Expense):
  Interest, net                                              203,574                      311,151
  Other income                                                 3,225                       37,774
  Loss on disposition of equipment                               ---                     (136,944)
                                             -----------------------     ------------------------
Total other income (expense)                                 206,799                      211,981
                                             -----------------------     ------------------------

  Minority interest in loss of consolidated
       subsidiary                                                ---                       40,826
                                             -----------------------     ------------------------

Net Loss                                       $          (2,818,117)      $           (1,961,170)
                                             =======================     ========================

Weighted average number of
  common shares outstanding                               22,447,489                   22,327,233
                                             -----------------------     ------------------------

Net Loss Per Common Share--Basic               $                (.13)      $                 (.09)
                                             -----------------------     ------------------------

Net Loss Per Common Share--Diluted             $                (.13)      $                 (.09)
                                             -----------------------     ------------------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

Item 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            Unaudited
                                                       -------------------------------------------------
                                                                        Three Months Ended
                                                              MARCH 31,                      March 31,
                                                                1998                            1997
                                                       -------------------------------------------------
Operating activities:
  Net loss                                               $       (2,818,117)       $          (1,961,170)
  Loss on disposition of equipment                                      ---                      136,944
  Equity loss in unconsolidated subsidiaries                         91,431                      648,788
  Minority interest in loss of consolidated subsidiary                  ---                      (40,826)
  Depreciation, depletion and amortization                          117,824                       27,201
  Writedown of oil and gas properties                               800,000                          ---
  Changes in assets and liabilities:
      Accounts receivable                                               ---                     (305,030)
      Other current assets                                          172,315                     (343,948)
      Accounts payable                                             (164,835)                      99,893
      Accrued liabilities                                          (772,399)                    (562,498)
                                                       --------------------      -----------------------
NET CASH USED IN OPERATING ACTIVITIES                            (2,573,781)                  (2,300,646)
                                                       --------------------      -----------------------

Investing activities:
  Restricted cash                                                  (200,000)                  (1,000,000)
  Investments in oil and gas properties                             (73,904)                    (750,012)
  Purchase of property and equipment                                 (1,321)                    (843,561)
  Proceeds from disposition of assets                                   ---                       42,750
  Investments in and advances to oil and gas ventures                   ---                   (1,446,734)
                                                       --------------------      -----------------------
NET CASH USED IN INVESTING ACTIVITIES                              (275,225)                  (3,997,557)
                                                       --------------------      -----------------------

Financing activities:
  Proceeds from exercise of options                                     ---                      102,000
                                                       --------------------      -----------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               ---                      102,000
                                                       --------------------      -----------------------

Net decrease in cash and cash equivalents                        (2,849,006)                  (6,196,203)
Cash and cash equivalents, beginning of period                   14,164,177                   31,424,064
                                                       --------------------      -----------------------
Cash and cash equivalents, end of period                 $       11,315,171        $          25,227,861
                                                       ====================      =======================

Non cash investing and financing activities:
  Issuance of common stock in connection with
    investments in oil and gas ventures                  $              ---        $           1,060,937
                                                       ====================      =======================

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997 (UNAUDITED)

(1)  General

     The consolidated condensed financial statements of the Company included herein have been prepared by the Company, without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

     On February 2, 1998, the Company entered into a Combination Agreement with CanArgo Energy Inc. ("CanArgo") pursuant to which CanArgo would become a subsidiary of the Company and each of the outstanding CanArgo Common Shares would be converted into the right to receive 1.6 shares of the Company's Common Stock. Consummation of the business combination is subject to satisfaction of a number of conditions, including approvals by the stockholders of the Company and the shareholders of CanArgo. It is expected that following the business combination the former shareholders of CanArgo would have the right to receive approximately 47% of the Company's Common Stock. The business combination could result in a change in the Company's ownership as defined in Section 382 of the Internal Revenue Code. Upon consummation of the business combination, current management of CanArgo will hold a majority of the Company's senior management positions.

     Participation in ventures having corporate characteristics in which the Company's equity interest is 50% or less is accounted for using the equity method. This applies to the Company's participation in four ventures in Eastern Europe.

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

     Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties. During the quarter ended March 31, 1998, the Company recognized a writedown of $800,000 on its oil and gas properties in the Sylvan Lake project as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test. The writedown related to proved properties.

     Recently Issued Pronouncements - In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.130, Reporting Comprehensive Income and SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. SFAS No. 130 became effective on January 1, 1998, however the Company had no comprehensive income other than net income. SFAS No. 131 will be adopted in the annual financial statements for 1998 and will not have any material effect on the Company's financial statements.

(2)  Restricted Cash

     As of March 31, 1998, the Company has pledged an aggregate of $9,900,000 to collateralize bank letters of credit, of which $550,000 is classified as a long term asset. The short term portion of restricted cash, totaling $9,350,000, supports letters of credit, issued to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project, under which principal of $8,150,000 was outstanding both at December 31, 1997 and March 31, 1998. Kashtan has utilized such borrowings to pay Lelyaki Field project operating costs, including repayment of costs advanced by the Company on behalf of Kashtan. Based on its analysis of initial Lelyaki Field development efforts, the Company has concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company has written off any remaining investments relating to the Lelyaki Field project and has accrued liabilities of $8,414,000 and $8,280,000 at March 31, 1998 and December 31, 1997, respectively, with respect to Kashtan indebtedness supported by the Company's restricted cash deposits. These liabilities are included within accrued liabilities on the Company's balance sheets as of March 31, 1998 and December 31, 1997 respectively.

     In April 1998, the Company applied $8,567,000 of restricted cash to repay bank borrowings and related interest by Kashtan under the line of credit established by Kashtan.

     In January 1998, $350,000 of restricted cash, which had been used to collateralize a bank letter of credit relating to the Gorisht-Kocul Field project, was released.

     In March 1998, the Company pledged $550,000 to collateralize a bank letter of credit being used to assure repayment of borrowings under a line of credit established by Boryslaw Oil Company, which operates the Stynawske Field project. Boryslaw Oil Company will utilize such borrowings to pay Stynawske Field project costs, including repayment of costs advanced by the Company on behalf of Boryslaw Oil Company.

     If beneficiaries of such collateralized bank letters of credit were to draw on the letters of credit as a result of non-performance by ventures of their obligations to the beneficiaries or otherwise, the banks would, in turn, draw against the restricted cash to reimburse themselves for amounts paid on the letters of credit.

(3)  Oil and Gas Properties and Investments

     OIL AND GAS PROPERTIES

     The Company has acquired interests in oil and gas properties through joint ventures and joint operating arrangements. A summary of the Company's oil and gas properties as of March 31, 1998 and December 31, 1997 are set out below:

                                                                 MARCH 31,         DECEMBER 31,
OIL AND GAS PROPERTIES                                             1998                1997
----------------------------------------------------------------------------------------------------
  Proved properties                                            $ 2,724,231         $ 2,650,327
  Unproved properties                                              324,500             324,500
  Less: accumulated depreciation, depletion,
     amortization and impairment                                (2,376,510)         (1,495,853)
                                                               -----------         -----------
TOTAL OIL AND GAS PROPERTIES, NET                              $   672,221         $ 1,478,974
                                                               -----------         -----------

     During the fiscal year ended December 31, 1997, the Company recognized an impairment of $257,407, on its oil and gas properties as a result of applying the full cost ceiling limitation. The impairment related to a previously unproved property.

     During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter, and was prepared for installation of the Company's electrically enhanced oil recovery ("EEOR") equipment. The Sylvan Lake
     project includes a total of four producing wells.    During the quarter
     ended March 31, 1998, the Company recognized a writedown of $800,000 on its oil and gas properties in the Sylvan Lake project as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test. The writedown related to proved properties.

     Unproved properties and associated costs not currently being amortized and included in oil and gas properties in Canada were $324,500 at both March 31, 1998 and December 31, 1997, substantially all of which relates to the Sylvan Lake Field. Such properties are expected to be evaluated over the next 21 months, and if no proved reserves are added, those properties could result in additional impairment.


     INVESTMENTS

     The Company has acquired interests in oil and gas ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's oil and gas ventures as of March 31, 1998 and December 31, 1997 is set out below:


INVESTMENTS IN AND ADVANCES TO                                       MARCH 31,                 DECEMBER 31,
OIL AND GAS VENTURES                                                    1998                       1997
-------------------------------------------------------------------------------------------------------------
Ukraine--Lelyaki Field, Pryluki Region
   through an effective 40.5% ownership of
   Kashtan Petroleum Ltd.                                     $         2,435,725       $           2,435,725
Adygea, Russian Federation - Maykop Field
   through 37% ownership in Intergas JSC                                6,710,874                   6,710,874
Albania--Gorisht-Kocul Field
   through 50% ownership of joint venture                               2,202,922                   2,202,922
Ukraine--Stynawske Field, Boryslaw
   through 45% ownership of Boryslaw Oil
   Company                                                              5,800,407                   5,800,407
                                                            ---------------------     -----------------------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES                                          $        17,149,928       $          17,149,928
                                                            ---------------------     -----------------------

EQUITY IN LOSS OF OIL AND GAS VENTURES
------------------------------------------------------------
Ukraine--Lelyaki Field, Pryluki Region                        $       (2,435,725)      $          (2,435,725)
Adygea, Russian Federation - Maykop Field                             (1,452,510)                 (1,452,510)
Albania--Gorisht-Kocul Field                                            (833,191)                   (833,191)
Ukraine--Stynawske Field, Boryslaw                                      (505,131)                   (413,700)
                                                            --------------------     -----------------------
Total Equity in Loss of Oil and Gas Ventures                  $       (5,226,557)      $          (5,135,126)
                                                            --------------------     -----------------------

Impairment--Maykop Field                                      $       (5,258,364)      $          (5,258,364)
Impairment--Gorisht-Kocul Field                                       (1,369,731)                 (1,369,731)
                                                            --------------------     -----------------------
Total Impairment                                              $       (6,628,095)      $          (6,628,095)
                                                            --------------------     -----------------------

TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES, NET OF EQUITY LOSS
AND IMPAIRMENT                                                $        5,295,276       $           5,386,707
                                                            ====================     =======================

     Based on its analysis of initial Lelyaki Field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000. The impairment charge consisted of $137,000 which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations. Such costs are expected to be paid during 1998. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan.

     Because it has experienced extended delays in resolving operating arrangements and other matters associated with Intergas JSC ("Intergas"), the entity developing the Maykop Field project, including completion of corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas.

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

     In addition to it's equity investment, the Company has made advances to Boryslaw Oil Company totaling $1,508,000 at March 31, 1998 and December 31, 1997, which are included within investments in and advances to oil and gas ventures. Such advances may be recoverable only from future revenue of or payments from future participants in the venture.

     Since none of the Company's oil and gas interests outside of Canada are being amortized, the Company's investments in and advances to oil and gas ventures are essentially unevaluated properties. At March 31, 1998 and December 31, 1997, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no separate financial information has been presented.

     As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company. Any such claims may be adjudicated in host country forums under host country law.

     Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. The Company had working capital of $11,537,000 at March 31, 1998, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of these properties and ventures would require the availability of substantial funds from external sources. The Company believes that its ability to access external financing is dependent upon the successful completion of a business combination with, or the farm-out of a significant portion of its interest in Boryslaw Oil Company and possibly other projects to, an entity that can provide or attract such financing. The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of the Company, such entities or their respective stockholders or participants.

     As of March 31, 1998, the Company had remaining net investments in and advances to oil and gas ventures totaling $5,295,000 which relate solely to Boryslaw Oil Company, the entity holding the license to develop the Stynawske Field, for which development operations have not yet begun. Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

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


(4)  Accrued Liabilities

     Accrued liabilities at March 31, 1998 and December 31, 1997 included the following:

                                                             March 31,        December 31,
                                                               1998              1997
                                                             ---------         ---------
Compensation, including related taxes                       $  301,550       $   337,767
Professional fees                                              276,478           276,500
Termination costs                                              131,222           405,833
Effective guarantee of Kashtan                               8,414,000         8,280,000
 obligations
 (Notes 2 and 3)
Close down costs--Kashtan project                              327,005           690,622
 (Note 3)
Oilfield related equipment                                      90,000           268,000
Other                                                           13,954            67,886
                                                             ---------        ----------
                                                            $9,554,209       $10,326,608
                                                             ---------        ----------

     The accrual for termination costs represents the amount of costs for employees receiving contractually required termination notices during the fourth quarter of 1997. The costs involved represent salaries and related taxes and have been reflected as general and administrative expenses. The accrual includes the termination costs for 11 employees, who were located in the Company's offices in Calgary, Alberta, and Asker, Norway. Such costs are expected to be paid during 1998.

(5)  Net Loss Per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended March 31, 1998 and March 31, 1997 were based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares used were 22,447,489 and 22,327,233, respectively.

(6)  Commitments and Contingencies

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

     LEGAL PROCEEDINGS AND POTENTIAL CLAIMS - On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to Fountain most of Fountain's interest in UK-RAN Oil Corporation ("UK-RAN") through which Fountain holds its interest in Kashtan, filed suit against Fountain and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged that Zhoda was, on several theories, wrongfully deprived of the value of the UK-RAN shares it transferred to Fountain or the contingent consideration it might have received under its agreement with Fountain. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7.5 million, redelivery of the UK-RAN shares transferred to Fountain, fees, expenses and costs and any further relief to which it may be entitled. On April 8, 1998, the Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties do not commence arbitration in New York, New York on or before June 30, 1998.

     On March 24, 1998, Fountain and two consolidated subsidiaries filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest thereon, which the Company asserts is owing by Zhoda pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed an answer and counterclaims against Fountain and its two subsidiaries, asserting essentially the same claims as were asserted in the Texas action described in the previous paragraph, with the exception that claims asserted in the Texas suit based on fraud and civil conspiracy were not included in the Alberta counterclaims. On the basis of its counterclaims, Zhoda seeks damages estimated to be at least $10,500,000 (which would appear to be stated in Canadian dollars), redelivery of the UK-RAN shares transferred to the Company, interest, costs and such further relief as the court may deem just.

     On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to Fountain the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against Fountain and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by Fountain of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on Fountain pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. As of May 8, 1998, Fountain and its subsidiary had not been served with the complaint in the action.

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

     As a result of the events associated with the impairment of Fountain's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Management is unable to estimate the range that such potential claims, if any, might total. However, if any claims which have been or in the future are asserted were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company. Any such claims may be adjudicated in host country forums under host country law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Qualifying Statement With Respect To Forward-Looking Information

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of Fountain and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected Fountain's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by Fountain with the Securities and Exchange Commission, in Fountain's press releases and in oral statements made by authorized officers of Fountain. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

  Liquidity, Capital Resources, and Changes in Financial Condition

     As of March 31, 1998, Fountain had current assets of $21,255,000, of which $11,315,000 was in the form of cash and cash equivalents and $9,350,000 was in the form of restricted cash, and current liabilities of $9,718,000, leaving Fountain with working capital of $11,537,000. This compares to current assets of $24,626,000, cash and cash equivalents of $14,164,000, restricted cash of $9,700,000, current liabilities of $10,655,000 and working capital of $13,971,000 as of December 31, 1997.

     The $2,849,000 decrease in cash and cash equivalents from December 31, 1997 through March 31, 1998 is attributable primarily to $2,574,000 of cash used in 1998 operating activities, including $1,457,000 of general and administrative expenses that were largely cash items, and $275,000 used in 1998 investing activities, primarily consisting of a $200,000 net increase of restricted cash deposits collateralizing letters of credit issued by banks to guarantee repayment of obligations by oil and gas ventures. Other current assets decreased from $762,000 at December 31, 1997 to $590,000 at March 31, 1998, primarily as a result of the collection of an outstanding receivable for $150,000.

     During the fourth quarter of 1997, Fountain commenced a program to preserve its financial resources by reducing general and administrative expenses and limiting its investments in and advances to oil and gas ventures and properties in which it holds interests, while it explored and pursued strategic alternatives with the assistance of investment advisors. As a result of its consideration of strategic alternatives, on February 2, 1998, Fountain entered into a Combination Agreement (as amended and restated, the "Combination Agreement") with CanArgo Energy Inc. ("CanArgo"). Pursuant to the Combination Agreement, CanArgo and Fountain would engage in a series of transactions (collectively the "Transaction") whereby CanArgo would become a subsidiary of Fountain and each of the outstanding CanArgo Common Shares would be converted into the right to receive 1.6 shares of Fountain Common Stock. Consummation of the business combination is subject to satisfaction of a number of conditions, including approval of the business combination by the stockholders of both CanArgo and

Fountain. Following the business combination, it is contemplated that the former shareholders of CanArgo would have the right to receive approximately 47% of Fountain's Common Stock, that current management of CanArgo would occupy most of Fountain's senior management positions and that current directors of CanArgo would constitute a majority of the Fountain Board of Directors.

      As part of its program to preserve financial resources, Fountain has terminated or delivered termination notices to most of its employees. Most of those terminated are expected to cease employment by July 31, 1998. The rate at which Fountain utilizes cash in the ordinary conduct of business is expected to decrease substantially during 1998 as compared to 1997, at least prior to the consummation of the Transaction. Cash expenses associated with the Transaction, principally fees to financial advisors and legal counsel, are however expected to amount to approximately $1,000,000, most of which will be incurred prior to the consummation of the Transaction. The sharp reduction in Fountain's workforce will make it significantly more difficult for Fountain to function as an independent entity if the Transaction does not occur.

      The $937,000 decrease in current liabilities during the first quarter of 1998 is attributable to a $772,000 decrease in accrued liabilities, which in turn is primarily attributable to payment of various liabilities accrued at December 31, 1997 relating to closing down the Lelyaki project, termination costs and payment for oilfield equipment.

      At December 31, 1997, Fountain had placed a total of $9,700,000 in restricted deposit accounts to collateralize letters of credit used for the benefit of oil and gas ventures in which Fountain holds interests. Based on Fountain's expectation that the restricted cash would be either applied to satisfy accrued liabilities or released from restrictions during the twelve months following December 31, 1997, restricted cash was classified as a current asset as of December 31, 1997. As of March 31, 1998 the short term portion of the restricted cash decreased to $9,350,000, due to release of restricted cash supporting a letter of credit guaranteeing payment to a contractor for the Gorisht-Kocul project in Albania.

      The short term portion of restricted cash at March 31, 1998 supported letters of credit issued to assure repayment of borrowings under a bank line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), which operates the Lelyaki Field project. In April 1998, the Company applied $8,567,000 of restricted cash to repay the bank borrowings and associated interest, $8,414,000 of which had been accrued at March 31, 1998.

      In March 1998, the Company placed an additional $550,000 in a restricted deposit account to collateralize letters of credit for the benefit of Boryslaw Oil Company, which is developing the Stynawske Field project. This part of restricted cash has been classified as a long term asset.

      Oil and gas properties, net declined from $1,479,000 at December 31, 1997 to $672,000 at March 31, 1998 primarily as a result of an $800,000 writedown of the Company's oil and gas properties in the Sylvan Lake project as a result of a substantial decline during the quarter of heavy oil prices and the application of the quarterly full cost ceiling test.

      Investments in and advances to oil and gas ventures, net decreased during the quarter ended March 31, 1998 from $5,387,000 at December 31, 1997 to $5,295,000 at March 31, 1998. The decrease reflects the equity loss for the first quarter of 1998 from Boryslaw Oil Company, which holds the Company's interest in the Stynawske Field project.

      Based on its analysis of the results of the initial development efforts in the Lelyaki Field project, Fountain concluded that the Lelyaki Field will not support a successful commercial development. As a result, Fountain recorded in 1997 an impairment charge totaling $9,108,000.

The impairment charge consisted of $137,000 representing the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted and which was effectively guaranteed by Fountain through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operation.

      Because it has experienced extended delays in resolving operating arrangements and other matters associated with Intergas JSC ("Intergas"), the entity developing the Maykop Field project, including completion of corporate formalities, Fountain concluded that under present circumstances it cannot effectively pursue commercial activities and develop the Maykop Field through Intergas. As a result, Fountain recorded during the fourth quarter of 1997 an impairment of $5,258,000 for the entire amount of its investment in and advances to Intergas. In addition, in recognition that drilling rigs and related equipment originally intended for use in the Maykop Field are expected to be employed for applications other than those for which they were specifically intended, Fountain wrote those rigs and equipment down to their estimated fair value.

      In March 1997, Fountain declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project, and development efforts there have been suspended since the declaration. In light of the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, Fountain recognized at December 31, 1997 a $1,370,000 impairment of oil and gas ventures, writing off its net investment in and advances to the joint venture developing the Gorisht-Kocul Field.

          As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, Fountain may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Fountain management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on Fountain's financial position, result of operations and cash flows. Any such claims may be adjudicated in host country forums under host country law.

      The balance of $5,387,000 as of December 31, 1997 and $5,295,000 as of March 31, 1998 in investments in and advances to oil and gas ventures, net, relates solely to Boryslaw Oil Company ("BOC"), the entity holding the license to develop the Stynawske Field. Fountain has the responsibility of arranging financing for this venture and, unless third-party financing can be arranged, Fountain might have to supply the capital to finance operations until the venture generates positive cash flow, which will have the effect of increasing investments in and advances to oil and gas ventures. The amount of such advances may be greater than the amount of the operating losses recognized by Fountain, which would cause such net investment balances to increase. Such investments are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that Fountain will either be able to arrange third-party financing for such venture or have sufficient resources to fund the capital and operating needs of the venture or that the venture will be successful.

      Fountain has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures.

These obligations are subject to the satisfaction of conditions related to achievement of specified project performance standards. At March 31, 1998, Fountain had contingent obligations involving 375,000 shares which relate to development of the Stynawske Field project. As Fountain develops current projects and undertakes other projects, significant additional obligations may be incurred.

      Development of the oil and gas properties and ventures in which Fountain has interests involves multi-year efforts and substantial cash expenditures. Fountain had working capital of approximately $11,537,000 and $13,971,000 at March 31, 1998 and December 31, 1997, respectively, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of Fountain's oil and gas properties and ventures will require the availability of substantial additional funds from external sources. Fountain believes that its ability to access external financing is dependent upon the successful completion of a business combination with, or the farm-out of a significant portion of its interest in BOC and possibly other properties and ventures to, an entity that can provide or attract such financing. Fountain generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that Fountain or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of Fountain or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of Fountain, such entities and their respective stockholders or participants.

      As of March 31, 1998 and December 31, 1997, Fountain had net investments in oil and gas properties and ventures totaling approximately $5,967,000 and $6,866,000, respectively. Of these amounts, $5,295,000 and $5,387,000, respectively, relate to BOC. Ultimate realization of the carrying value of Fountain's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to Fountain, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, Fountain must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. Fountain has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and Fountain may not recover its carrying value. Fountain will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

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

  Results of Operations

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

     Fountain recorded operating revenue of $81,000 during the quarter ended March 31, 1998 compared with $32,000 for the quarter ended March 31, 1997. Revenue in both quarters was related to a modest amount of oil production from the Sylvan Lake property in Alberta, Canada in which Fountain has an interest.

     The operating loss for the quarter ended March 31, 1998 amounted to $3,025,000, compared with $2,214,000 for the quarter ended March 31, 1997. Lease operating expenses which in the first quarter of 1998 related primarily to the Sylvan Lake property increased to $100,000 during the quarter ended March 31, 1998, as compared to $14,000 for the quarter ended March 31, 1997, primarily as a result of a greater level of operating activity in the first quarter of 1998. Direct project costs increased $367,000 from $172,000 for the quarter ended March 31, 1997, reflecting activity related to BOC and winding down activities related to other oil and gas ventures. General and administrative expense increased to $1,457,000 during the quarter ended March 31, 1998 from $1,384,000 for the quarter ended March 31, 1997, primarily as a result of expenses related to the Transaction partially offset by reduced salaries and other employee-related costs resulting from the termination of the majority of employees. The increase in depreciation, depletion and amortization expense from $27,000 for the quarter ended March 31, 1997 to $118,000 during the quarter ended March 31, 1998 is attributable principally to the increased production of oil. The loss from investments in unconsolidated subsidiaries decreased to $91,000 during the quarter ended March 31, 1998, as compared to $649,000 for the quarter ended March 31, 1997, as a result of lower activity in the unconsolidated subsidiaries in the first quarter of 1998. During the quarter ended March 31, 1998, Fountain recognized an $800,000 writedown on its oil and gas properties in the Sylvan Lake project as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test. There was no comparable writedown during the first quarter of 1997.

     Although lease operating expenses exceeded revenue for the first quarter of 1998, Fountain does not believe that such expenses will continue to exceed revenue because expenses during the quarter ended March 31, 1998, included non recurring costs. In addition, prices for heavy oil were depressed during the first quarter of 1998 resulting in a writedown of $800,000 on Fountain's proved oil and gas properties in the Sylvan Lake project due to the decline in heavy oil prices and the application of the quarterly full cost ceiling limitation. The full cost ceiling limitation is equal to (a) the present value (discounted at 10%) of future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties, and must be applied each quarter. No assurance can be given, however, that prices for heavy oil will improve or that operating revenue will exceed lease operating expenses from the Sylvan Lake property in future periods.

  Fountain recorded total other income of $207,000 for the quarter ended March 31, 1998, as compared to $212,000 during the quarter ended March 31, 1997. The principal reason for the decrease is Fountain's accrual of liability for interest owing by Kashtan on bank borrowings, which is partially offset by a loss that Fountain recorded from the sale of miscellaneous equipment and property amounting to $137,000 in the first quarter of 1997; no comparable loss was incurred in the first quarter of 1998.

  The net loss of $2,818,000, or $.13 per share, during the quarter ended March 31, 1998 compares to a net loss of $1,961,000, or $.09 per share, for the quarter ended March 31, 1997.

  Forward Looking Statements

  The forward looking statements contained in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

  Few of such forward looking statements deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. The Company does not have a majority of the equity in the entity that is the licensed developer of the Stynawske Field project, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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

                          PART II - OTHER INFORMATION
                   FOUNTAIN OIL INCORPORATED AND SUBSIDIARIES

ITEM 1.     LEGAL PROCEEDINGS

          On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to Fountain most of Fountain's interest in UK-RAN, filed suit against Fountain and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged under several theories that Zhoda was wrongfully deprived of the value of the UK-RAN shares it transferred to Fountain or the contingent consideration it might have received under its agreement with Fountain. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7,500,000, redelivery of the UK-RAN shares transferred to Fountain, fees, expenses and costs and any further relief to which it may be entitled. On April 8, 1998, the Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties do not commence arbitration in New York, New York on or before June 30, 1998. Orest Senkiw, who was a Vice President of Fountain from February 4, 1997 to December 1, 1997, and his wife and adult children indirectly beneficially own in the aggregate 10.3% of the outstanding stock of Zhoda.

          On March 24, 1998, Fountain and two consolidated subsidiaries filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest thereon, which the Company asserts is owing by Zhoda pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed an answer and counterclaims against Fountain and its two subsidiaries, asserting essentially the same claims as were asserted in the Texas action described in the previous paragraph, with the exception that claims asserted in the Texas suit based on fraud and civil conspiracy were not included in the Alberta counterclaims. On the basis of its counterclaims, Zhoda seeks damages estimated to be at least $10,500,000 (which would appear to be stated in Canadian dollars), redelivery of the UK-RAN shares transferred to the Company, interest, costs and such further relief as the court may deem just.

          On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to Fountain the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against Fountain and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by Fountain of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on Fountain pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. As of May 8, 1998, Fountain and its subsidiary had not been served with the complaint in the action.

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

         2(4) Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K).

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

        *10(8) Restated Employment Agreement between Fountain Oil Incorporated and Nils N. Trulsvik (Incorporated herein by reference from December 31, 1997 Form 10-K).

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

        *10(24) Employment Agreement between Fountain Oil Incorporated and Alfred Kjemperud (Incorporated herein by reference from March 31, 1997 Form 10-Q).

        *10(25) Employment Agreement between Fountain Oil Norway AS and Rune Falstad (Incorporated herein by reference from December 31, 1997 Form 10-K).

        *10(26) Management Services Agreement between Trident Petroleum Inc. and Fountain Oil Boryslaw Limited (Incorporated herein by reference from December 31, 1997 Form 10-K).

         27       Financial Data Schedule (EDGAR filing only)

  (b)    Reports on Form 8-K

         On January 27, 1998, the Company filed a Form 8-K dated January 27, 1998 reporting Item 5. Other Events, regarding the signing of a letter of intent with CanArgo Energy Inc. under which a business combination involving the two companies would be effected.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOUNTAIN OIL INCORPORATED



Date: May 15, 1998                       By: /s/Rune Falstad
                                            -------------------------
                                            Rune Falstad
                                            Vice President and
                                            Acting Chief Financial Officer

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

   2(4)    Memorandum of Agreement between Fielden Management Services Pty,
           Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16,
           1995 (Incorporated herein by reference from December 31, 1997 Form
           10-K).

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

  *10(8)   Restated Employment Agreement between Fountain Oil Incorporated and
           Nils N. Trulsvik (Incorporated herein by reference from December 31,
           1997 Form 10-K).




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





  *10(24)  Employment Agreement between Fountain Oil Incorporated and Alfred
           Kjemperud (Incorporated herein by reference from March 31, 1997 Form
           10-Q).

  *10(25)  Employment Agreement between Fountain Oil Norway AS and Rune Falstad
           (Incorporated herein by reference from December 31, 1997 Form 10-K).

  *10(26)  Management Services Agreement between Trident Petroleum Inc. and
           Fountain Oil Boryslaw Limited (Incorporated herein by reference from
           December 31, 1997 Form 10-K).

   27      Financial Data Schedule (EDGAR filing only)                                      X

