Form 10-Q/A
period 1998-03-31
FOUNTAIN OIL INC
filed 1998-05-28
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

     The entity that sold to Fountain certain rights related to the Stynawske Field project, Fielden Management Services Pty. Ltd., has indicated to Fountain that it is considering an action seeking the contingent consideration payable with respect to that sale on the grounds that the Transaction or other action by or inaction of Fountain has unreasonably delayed or will unreasonably delay the satisfaction of the conditions precedent to the issuance of such contingent consideration.

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

         27 Financial Data Schedule (EDGAR filing only--filed with original 10-Q filing on May 15, 1998)

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


                                        FOUNTAIN OIL INCORPORATED



Date: May 27, 1998                       By: /s/Rune Falstad
                                            -------------------------
                                            Rune Falstad
                                            Vice President and
                                            Acting Chief Financial Officer

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

   27 Financial Data Schedule (EDGAR filing only--filed with original 10-Q filing on May 15, 1998)