Form 10-K/A
period 1997-12-31
FOUNTAIN OIL INC
filed 1998-06-12
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

      At January 31, 1998, Fountain had cash and cash equivalents of approximately US$12,500,000, which it considers inadequate to proceed with its program of acquiring and developing oil and gas properties. During 1997, the initial development of the Lelyaky Field, the first substantial oil and gas venture in which Fountain had an interest to be developed, failed to produce commercial quantities of oil. In the fall of 1997, following the announcement of the disappointing initial results from the Lelyaky Field in Ukraine, Fountain undertook a program to preserve its financial resources by limiting its investments in and advances to oil and gas ventures and properties in which it holds interests and reducing its general and administrative expenses, which has resulted in the termination or delivery of contractually required notices preceding termination to three-quarters of Fountain's employees, and engaged investment bankers to advise it regarding the strategic alternatives available to it.

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

      The development plan contemplated an initial phase that would have commenced with the drilling of two new wells to assess the flow of primary gas production and the possible concurrent recompletion and stimulation of certain existing but non-producing wells in order to increase production. A delineation well to assess a possible extension of the field was planned after the first two wells were drilled. Based on data developed during the initial phase, Intergas would have adopted a full development plan for the Maykop Field. In December 1996, Fountain shipped two drilling rigs and related equipment, which were intended to be transferred to Intergas for use in the initial phase of the Maykop Field development. When Intergas did not complete certain corporate formalities believed by Fountain to be necessary for the efficient and economical importation of the rigs and equipment into Adygea, Fountain diverted the shipment to Cyprus where it remains in bonded storage. Throughout 1997, Fountain continued to experience delays and difficulty in resolving operating arrangements and other matters relating to Intergas, including completion of corporate formalities and regularization of its corporate affairs. The very extended period during which it has been dealing with these matters has caused Fountain to conclude that under present circumstances it cannot effectively pursue commercial activities and develop the Maykop Field through Intergas. As a result, Fountain recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to Intergas of US$5,258,000. In addition Fountain recognized a loss in 1997 of US$851,000, reflecting Fountain's equity in the loss of Intergas. Fountain believes that it has no further obligation to fund any operations of Intergas.

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

      Fountain has the responsibility for arranging financing for the Stynawske Field venture, subject to the approval of the BOC board. Fountain hopes to finance the net development costs of such venture with funds made available through a combination of its present cash position and equity or debt financing either by Fountain or other companies acquiring a portion of Fountain's interest in the Stynawske Field ("Farm-Out Partners"), if any, or by BOC. Debt financing may be sought from both international development agencies, such as the European Bank for Reconstruction and Development, and conventional lenders. To the extent that loans are incurred by BOC, it is likely that Fountain and its Farm-Out Partners, if any, will be required to guarantee or otherwise provide credit enhancements, including cash collateral, with respect to all or a portion of such loans, at least until such venture demonstrates economic self-sufficiency. There can be no assurance that Fountain and its Farm-Out Partners, if any, or BOC will be able to arrange the financing necessary to develop the Stynawske Field project or that such equity or debt financing as is available will be on terms that are attractive or acceptable to Fountain and its Farm-Out Partners or BOC or that are deemed to be in their respective best interests.

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

      As a result of the events associated with the impairment of Fountain's investment in and advances to and other assets related to Kashtan, Intergas and ALBJV, Fountain may be subject to contingent liabilities in the form of claims from Kashtan, Intergas or ALBJV or from other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Fountain management is unable to estimate the range that such claims, if made, might total. However, if one or more such claims were asserted and determined to be valid, they could have a material adverse effect on Fountain's financial position, results of operations and cash flows. Such claims may be adjudicated in the host country forum under host country laws.

      Fountain has made advances and may make additional advances to BOC and other Eastern European oil and gas ventures for capital and operating expenditures. Advances previously made to Kashtan, Intergas and ALBJV have been either lost through Fountain's equity in the operating losses of such venture or impairment. Advances, which are classified as investments in and advances to oil and gas ventures, are generally recoverable only from future revenue of the ventures. Fountain has generally negotiated agreements with its venture partners to provide for priority distributions to repay these advances. No assurance can be given that such distributions will be adequate to recover such advances.

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

TECHNOLOGY FOR ENHANCED PRODUCTION OF HEAVY OIL

  EEOR Process

      Heavy oil resources are often located in shallow reservoirs with low reservoir temperatures. Heavy oil is very viscous at moderate temperatures and normally needs to be heated in order to flow easily. Fountain, together with Illinois Institute of Technology Research Institution ("IITRI"), has developed since the mid-1980's a technology for EEOR. Fountain has exclusive rights to the technology through an agreement with IITRI, as well as through Fountain owned patents. Fountain believes that its patent position is important in connection with maintaining its competitive position relating to the EEOR Process. See "--Licenses, Concessions and Patents."

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

      Fountain's business is subject to certain national, provincial, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas, as well as environmental and safety matters. Although many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties, Fountain believes it has complied with these laws and regulations. Because the requirements imposed by such laws and regulations are frequently changed, Fountain is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

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

ITEM 3.  LEGAL PROCEEDINGS

      On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to Fountain most of Fountain's interest in UK-RAN, filed suit against Fountain and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleges under several theories that Zhoda was wrongfully deprived of the value of the UK-RAN shares it transferred to Fountain or the contingent consideration it might have received under its agreement with Fountain. Among the theories of Zhoda's complaint are breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda seeks damages in excess of $7,500,000, redelivery of the UK-RAN shares transferred to Fountain, fees, expenses and costs and any further relief to which it may be entitled. An outcome of this proceeding unfavorable to Fountain could have a material adverse impact on Fountain's financial condition and results of operations. Orest Senkiw, who was a Vice President of Fountain from February 4, 1997 to December 1, 1997, and his wife and adult children indirectly beneficially own in the aggregate 10.3% of the outstanding stock of Zhoda. See Item 13. "Certain Relationships and Related Transactions."

      On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to Fountain the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against Fountain and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by Fountain of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on Fountain pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 700,000 shares of Fountain Common Stock, and Fountain believes that as a result of the failure of conditions precedent to the payment of consideration no consideration is payable under that contract. An outcome of this proceeding that is unfavorable to Fountain could have a material adverse impact on Fountain's financial condition and results of operations.

      The entity that sold to Fountain certain rights related to the Stynawske Field project has indicated to Fountain that it is considering an action seeking the contingent consideration payable with respect to that sale on the grounds that the proposed Transaction with CanArgo or other action by or inaction of Fountain has unreasonably delayed or will unreasonably delay the satisfaction of the conditions precedent to the issuance of such contingent consideration. An outcome of this dispute that is unfavorable to Fountain could have a material adverse impact on Fountain's financial condition and results of operations.

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

      As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, Fountain may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Fountain management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on Fountain's financial position, result of operations and cash flows. Such claims may be adjudicated in the host country forum under host country law.

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

      Fountain has had and continues to have outstanding obligations with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require Fountain to expend funds and to issue shares of its Common Stock. These obligations are subject to the satisfaction of various conditions related to, among other things, achievement of specified project performance standards. At December 31, 1996, Fountain had unconditional obligations regarding the acquisition and development of its oil and gas projects and ventures amounting to US$5,500,000, of which US$4,000,000 was being satisfied through the collateralization of letters of credit guaranteeing obligations of Kashtan, as well as the unconditional obligation to issue 425,000 shares of its Common Stock. During 1997, Fountain effectively discharged its obligations regarding the US$5,500,000 by, among other things, accruing for its obligation with respect to its effective guaranty of Kashtan's indebtedness to a bank, and issued 175,000 shares of its Common Stock in satisfaction of unconditional obligations existing on December 31, 1996. As the result of the occurrence of a condition subsequent, Fountain's obligation to issue the other 250,000 shares was terminated in 1997. On December 31, 1996, Fountain also had contingent obligations relating to the acquisition and development of its oil and gas properties and ventures amounting to US$1,300,000 and 1,825,000 shares of Common Stock. As of December 31, 1997, the conditions that would have required the payment of US$1,300,000 and the issuance of 1,450,000 shares of Common Stock could no longer be met or have become remote, so those conditional obligations were eliminated. Since no additional conditional or unconditional obligations to expend funds or issue shares in connection with the acquisition and development of oil and gas properties and ventures were incurred in 1997, at December 31, 1997 Fountain had contingent obligations involving 375,000 shares which relate to development of the Stynawske Field project. Those contingent obligations are conditioned on the achievement of specified performance standards by the Stynawske Field project. While Fountain believes that the Stynawske Field project will meet such performance standards and that such shares will therefore be issued, no assurances can be given that the performance standards will be met. If such shares are issued, the issuance will be accounted for as an additional investment by Fountain in BOC, based upon the fair market value of the shares at the time of issuance. As Fountain develops current projects and undertakes other projects, significant additional obligations may be incurred.

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

      The following table shows the compensation paid to non-employee Directors, including their respective affiliates, during the year ended December 31, 1997:

                                         Directors Fees and
                                               Other           Consulting      Options Granted
Name                                       Compensation         Payments
------------------------------------------------------------------------------------------------
Robert Halpin                                       $45,000          $     0              15,000
Stanley Heckman                                      20,000                0               7,500
Eugene Meyers                                        14,000           15,000(1)            7,500

------------
(1) In addition, at December 31, 1997, the Company was obligated to pay an additional $35,600 to Mr. Meyers with respect to services rendered during 1997.


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

                                                       Amount and Nature of
Name of Beneficial Owner                               Beneficial Ownership           Percent of Class
----------------------------------------------------------------------------------------------------------
Independent Oilfield
    St. James House
    New St. James Place
    St. Helier, Jersey JE48WH
    Channel Islands                                       1,780,000                        7.93%
Eugene J. Meyers                                            547,728          (1)           2.44%
Oistein Nyberg                                              209,333          (2)             *
Einar Bandlien                                              205,968          (3)             *
Svein Johansen (11)                                         203,161                          *
Nils N. Trulsvik                                            207,400          (4)             *
Nick Dobrotwir                                              175,025          (5)             *
Arnfin Haavik (12)                                          246,333          (6)           1.10%
Arild Boe (12)                                              160,000          (7)             *
Stanley D. Heckman                                          115,793          (8)             *
Robert A. Halpin                                             42,000          (9)             *
Alfred Kjemperud                                                  0                          *

All executive officers and                                1,552,383         (10)           6.84%
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

FOUNTAIN OIL INCORPORATED
     (Registrant)


By: /s/Nils N. Trulsvik                                   Date:  June 11, 1998
    ---------------------
    Nils N. Trulsvik, President and
     Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Nils N. Trulsvik                                   Date:  June 11, 1998
    -----------------------------------
    Nils N. Trulsvik, Director, President and
    Chief Executive Officer


By: /s/Rune Falstad                                        Date:  June 11, 1998
    ------------------------------------
    Rune Falstad, Vice President and
    Acting Chief Financial Officer
    (Principal Financial and Accounting Officer)


By: /s/Oistein Nyberg                                      Date:  June 11, 1998
    -----------------------------------
    Oistein Nyberg
    Chairman of the Board


By: /s/Robert A. Halpin                                    Date:  June 11, 1998
    -----------------------------------
    Robert A. Halpin
    Vice Chairman of the Board of Directors


By: /s/Einar H. Bandlien                                   Date:  June 11, 1998
    -----------------------------------
    Einar H. Bandlien, Director


By: /s/Stanley D. Heckman                                  Date:  June 11, 1998
    -----------------------------------
    Stanley D. Heckman, Director


By: /s/Eugene J. Meyers                                    Date:  June 11, 1998
    -----------------------------------
    Eugene J. Meyers, Director

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



                                                  COOPERS & LYBRAND L.L.P.


Houston, Texas

March 9, 1998, except for the sixth
paragraph of Note 6, as to which the
date is June 8, 1998.

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


          The following supplemental information relates to the Company's investment in and advances to its two most significant oil and gas ventures:

                                                                          Four Months
                                                        Year Ended           Ended        Year Ended      Year Ended
                                                         12/31/97          12/31/96         8/31/96         8/31/95
                                                        -----------       ------------    -----------     -----------
Total funding from owners:
        Kashtan                                         $  304,508         $       --        $303,472        $     --
        Intergas                                         2,529,292            609,780         963,949         174,564

Total cash expenditures by the venture:
        Kashtan                                         $7,275,440         $         (1)     $       (1)     $     --
        Intergas                                         2,529,292            609,780         963,949         174,564

Tangible assets and liabilities at
 December 31, 1997:                                       Tangible
                                                           Assets          Liabilities
                                                          --------         -----------

        Kashtan                                         $  943,830         $8,315,811(2)
        Intergas                                            26,906                  --


(1) For the period from inception, December 8, 1995 through December 31, 1996, total cash expenditures by Kashtan amounted to $1,475,254.

(2) See Note 4, Restricted Cash, of Notes to Consolidated Financial Statements regarding Kashtan's indebtedness supported by the Company's restricted cash deposits.

          During the fourth quarter of 1997, the Company recognized impairment losses totaling $15,736,000 related to the Lelyaki Field, Maykop Field and Gorisht-Kocul Field projects. In addition, aggregate losses of $3,365,000 were recorded in 1997 reflecting the Company's equity in the losses of Kashtan, Intergas and the Gorisht-Kocul joint venture.

          Based on its analysis of initial Lelyaki Field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000. The impairment charge consisted of $137,000 which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted or is expected to default and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations. Such costs are expected to be paid during 1998. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan. The Company believes that it has no further obligation to fund operations of Kashtan.

                           FOUNTAIN OIL INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Because it has experienced extended delays in resolving operating arrangements and other Intergas matters including completion of corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas. The Company believes that it has no further obligation to fund operations of Intergas.

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

          The Company has made advances to Boryslaw Oil Company totaling $1,508,000 at December 31, 1997, which are included within investments in and advances to oil and gas ventures. Such advances may be recoverable only from future revenue of or payments from future participants in the venture.

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

          As a result of the events associated with the impairment of the Company's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. Fountain has been advised that Intergas and another shareholders of Intergas are considering asserting such claims. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

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

9.   COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1997, the Company had the contingent obligation to issue an aggregate of 375,000 shares of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project. The Company believes that it has no further obligation to fund operations of Kashtan or Intergas. Also see Note 6, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

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

2(4)      Memorandum of Agreement between Fielden Management Services
          Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated
          May 16, 1995 (filed with original Form 10-K filing on March 30, 1998).

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

*10(8)    Restated Employment Agreement between Fountain Oil Incorporated and
          Nils N. Trulsvik (filed with original Form 10-K filing on March 30, 1998).

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

*10(24)   Employment Agreement between Fountain Oil Incorporated and Alfred
          Kjemperud (Incorporated herein by reference from March 31, 1997
          Form 10-Q).

*10(25)   Employment Agreement between Fountain Oil Norway AS and Rune Falstad
          (filed with original Form 10-K filing on March 30, 1998).

*10(26)   Management Services Agreement between Trident Petroleum Inc. and
          Fountain Oil Boryslaw Limited. (filed with original Form 10-K filing on March 30, 1998).

16 Letter Regarding Change in Certifying Accountants (Incorporated herein by reference from September 8, 1994 Form 8-K, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

21        List of Subsidiaries (filed with original Form 10-K filing on
          March 30, 1998).

23        Consent of Coopers & Lybrand L.L.P.                                                           X

27        Financial Data Schedule (filed with original Form 10-K filing on
          March 30, 1998).