Form 10-Q/A
period 1998-03-31
FOUNTAIN OIL INC
filed 1998-06-12
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A-2

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
                                                            ====================     =======================

     The following supplemental information relates to the Company's investment in and advances to its two most significant oil and gas ventures:

                                           QUARTER                      FOUR MONTHS
                                            ENDED      YEAR ENDED          ENDED       YEAR ENDED    YEAR ENDED
                                            3/31/98       12/31/97         12/31/96       8/31/96       8/31/95
                                       ------------------------------------------------------------------------
Total funding from owners:
     Kashtan                               $ --- (1)    $  304,508      $       ---      $303,472    $      ---
     Intergas                               193,406      2,529,292          609,780       963,949       174,564

Total cash expenditures by
the venture:

     Kashtan                               $ 88,975     $7,275,440        $      (2)     $     (2)   $      ---
     Intergas                               193,406      2,529,292          609,780       963,949       174,564

Tangible assets and liabilities           Tangible
at March 31, 1998:                         Assets      Liabilities
                                       ---------------------------

     Kashtan                               $894,879     $8,656,895(1)
     Intergas                                20,268            ---

(1) In April 1998, the Company funded $8,567,000 for the repayment of Kashtan's indebtedness supported by the Company's restricted cash deposits.

(2) For the period from inception, December 8, 1995 through December 31, 1996, total cash expenditures by Kashtan amounted to $1,475,254.

     Based on its analysis of initial Lelyaki Field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki Field will not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000. The impairment charge consisted of $137,000 which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations. Such costs are expected to be paid during 1998. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan. The Company believes that it has no further obligation to fund any operations of Kashtan.

     Because it has experienced extended delays in resolving operating arrangements and other matters associated with Intergas JSC ("Intergas"), the entity developing the Maykop Field project, including completion of corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas. The Company believes that it has no further obligation to fund any operations of Intergas.

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

(6)  Commitments and Contingencies

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1997, the Company had the contingent obligation to issue an aggregate of 375,000 shares of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project. The Company believes that it has no further obligation to fund any operations of Kashtan or Intergas.

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

These obligations are subject to the satisfaction of conditions related to achievement of specified project performance standards. At March 31, 1998, Fountain had contingent obligations involving 375,000 shares which relate to development of the Stynawske Field project. While Fountain believes that the Stynawske Field project will meet such performance standards and that such shares will therefore be issued, no assurances can be given that the performance standards will be met. If such shares are issued, the issuance will be accounted for as an additional investment by Fountain in BOC, based upon the fair market value of the shares at the time of issuance. Fountain believes that it has no further obligation to fund any operations of Kashtan or Intergas. As Fountain develops current projects and undertakes other projects, significant additional obligations may be incurred.
      Development of the oil and gas properties and ventures in which Fountain has interests involves multi-year efforts and substantial cash expenditures. Fountain had working capital of approximately $11,537,000 and $13,971,000 at March 31, 1998 and December 31, 1997, respectively, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of Fountain's oil and gas properties and ventures will require the availability of substantial additional funds from external sources. Fountain believes that its ability to access external financing is dependent upon the successful completion of a business combination with, or the farm-out of a significant portion of its interest in BOC and possibly other properties and ventures to, an entity that can provide or attract such financing. Fountain generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that Fountain or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of Fountain or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of Fountain, such entities and their respective stockholders or participants.

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


                                        FOUNTAIN OIL INCORPORATED



Date: June 11, 1998                     By: /s/ Rune Falstad
                                            -------------------------
                                            Rune Falstad
                                            Vice President and
                                            Acting Chief Financial Officer

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