Form 10-Q
period 1998-06-30
CANARGO ENERGY CORP
filed 1998-08-14
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ___________ TO _______________


                      COMMISSION FILE NUMBER       0-9147
                                                ------------

                          CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                      91-0881481
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



1580, 727 - 7th Avenue SW, Calgary, Alberta                T2P 0Z5
--------------------------------------------------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


                                 403-777-1185
--------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)



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

The number of shares of Registrant's common stock outstanding on July 31, 1998 (after a one-for-two reverse stock split effected on July 15, 1998) was 11,223,744.

                        PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED BALANCE SHEET


                                                     Unaudited
                                                   -----------------------------
                                                      JUNE 30,     December 31,
                                                        1998           1997
                                                   -----------------------------
                                    ASSETS
                                    ------
Current Assets:
  Cash and cash equivalents                       $ 10,380,351     $ 14,164,177
  Restricted cash                                          ---        9,700,000
  Accounts receivable                                  818,331              ---
  Other current assets                                 250,182          761,904
                                                  ------------     ------------
       Total current assets                         11,448,864       24,626,081


Deferred acquisition costs                           1,125,827              ---
Property and equipment, net                          5,187,977        5,942,273
Oil and gas properties, net, full cost method          583,906        1,478,974
 (including unevaluated amounts of $324,500
 and $324,500, respectively)
Investment in and advances to
 oil and gas ventures, net                           5,315,309        5,386,707
                                                  ------------     ------------
       TOTAL ASSETS                               $ 23,661,883     $ 37,434,035
                                                  ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                                $    324,709     $    328,171
  Accrued liabilities                                  567,014       10,326,608
                                                  ------------     ------------
        Total current liabilities                      891,723       10,654,779

Stockholders' Equity:
  Preferred stock                                          ---              ---
  Common stock                                       2,244,749        2,244,749
  Capital in excess of par value                    82,040,156       82,040,156
  Accumulated deficit since October 31, 1988       (61,514,745)     (57,505,649)
                                                  ------------     ------------
        Total stockholders' equity                  22,770,160       26,779,256
                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 23,661,883     $ 37,434,035
                                                  ============     ============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                 Unaudited                    Unaudited
                                        --------------------------    --------------------------
                                            Three Months Ended            Six Months Ended
                                           JUNE 30,       June 30,      JUNE 30,       June 30,
                                             1998           1997         1998            1997
                                        --------------------------    --------------------------
Operating Revenues:
  Oil and gas production                $    51,902    $    77,744    $   132,516    $   109,660
  Other                                      12,000            ---         12,000            ---
                                        -----------    -----------    -----------    -----------
                                             63,902         77,744        144,516        109,660
                                        -----------    -----------    -----------    -----------
Operating Expenses:
  Lease operating expense                    78,110         54,070        177,627         68,050
  Cost of sales                              10,891            ---         10,891            ---
  Other direct project cost                 245,078        221,556        784,484        393,853
  General and administrative                746,512        763,752      2,203,863      2,147,379
  Depreciation, depletion and
    Amortization                             42,647         50,427        160,471         77,628
  Loss from investments
    in unconsolidated subsidiaries           43,946        715,994        135,377      1,364,782
  Writedown of oil and gas
    properties                              100,000            ---        900,000            ---
                                        -----------    -----------    -----------    -----------
                                          1,267,184      1,805,799      4,372,713      4,051,692
                                        -----------    -----------    -----------    -----------
OPERATING LOSS                            1,203,282      1,728,055      4,228,197      3,942,032
                                        -----------    -----------    -----------    -----------
Other Income (Expense):
  Interest, net                              39,227        389,129        242,799        700,280
  Other income (expense)                        775        (79,081)         4,000        (41,307)
  Loss on disposition
    of equipment                            (27,698)       (84,849)       (27,698)      (221,793)
                                        -----------    -----------    -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                 12,304        225,199        219,101        437,180
                                        -----------    -----------    -----------    -----------
Minority interest in loss of
  consolidated subsidiary                       ---         38,618            ---         79,444
                                        -----------    -----------    -----------    -----------
NET LOSS                                $ 1,190,978    $ 1,464,238    $ 4,009,096    $ 3,425,408
                                        -----------    -----------    -----------    -----------
Weighted average number of
  common shares outstanding              11,223,744     11,214,250     11,223,744     11,189,073
                                        -----------    -----------    -----------    -----------
BASIC AND DILUTED NET LOSS
 PER COMMON SHARE                       $     (0.11)   $     (0.13)   $     (0.36)   $     (0.31)
                                        ===========    ===========    ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Unaudited
                                                                -----------------------------
                                                                      Six Months Ended
                                                                JUNE 30, 1998   June 30, 1997
                                                                -----------------------------
Operating activities:
  Net loss                                                      $ (4,009,096)    $ (3,425,408)
  Loss on disposition of equipment                                    27,698          221,793
  Equity loss in unconsolidated subsidiaries                         135,377        1,364,782
  Minority interest in loss of consolidated subsidiary                   ---          (79,444)
  Depreciation, depletion and amortization                           160,471           77,628
  Writedown of oil and gas properties                                900,000              ---
  Changes in assets and liabilities:
      Accounts receivable                                           (818,331)        (147,876)
      Other current assets                                           511,722         (467,717)
      Accounts payable                                                (3,462)        (279,301)
      Accrued liabilities                                         (9,759,594)        (478,644)
                                                                ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                            (12,855,215)      (3,214,187)
                                                                ------------     ------------
Investing activities:
  Restricted cash                                                  9,700,000       (4,300,000)
  Deferred acquisition costs                                      (1,125,827)             ---
  Investments in oil and gas properties                             (110,599)        (773,610)
  Purchase of property and equipment                                 (45,193)        (862,780)
  Proceeds from disposition of assets                                716,987          171,150
  Investments in and advances to oil and gas ventures                (63,979)      (2,613,328)
                                                                ------------     ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          9,071,389       (8,378,568)
                                                                ------------     ------------
Financing activities:
 Proceeds from exercise of options                                       ---          156,000
                                                                ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                ---          156,000
                                                                ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (3,783,826)     (11,436,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,164,177       31,424,064
                                                                ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 10,380,351     $ 19,987,309
                                                                ============     ============
Non cash investing and financing activities:
 Issuance of common stock in connection with
 investments in oil and gas ventures                            $        ---     $  1,060,937
                                                                ============     ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997 (UNAUDITED)

(1)  General
     -------

     The consolidated condensed financial statements of the Company included herein have been prepared by the Company, without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission.


     On July 15, 1998, a business combination was completed pursuant to which CanArgo Energy Inc. ("CEI") became a subsidiary of the Company and each previously outstanding CEI Common Stock was converted into the right to receive 0.8 shares (1.6 shares pre reverse split) of the Company's Common Stock, giving the former shareholders of CEI the right to receive approximately 47% of the Company's Common Stock. In addition, the former management of CEI hold a majority of the Company's senior management positions. On July 15, 1998 the Company filed with the Delaware Secretary of State amendments to its Certificate of Incorporation to effect a one-for-two reverse split of the shares of the Company's Common Stock and to change the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation. The reverse split has been retroactively recorded in the accompanying financial statements.

     The business combination will result in the issuance of 9,970,918 shares of the Company's Common Stock. After issuance, the number of shares of the Company's Common Stock outstanding will be 21,194,662.

     Participation in ventures having corporate characteristics in which the Company's equity interest is 50% or less is accounted for using the equity method. This has applied to the Company's participation in four ventures in Eastern Europe.

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

     Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties. During the six months ended June 30, 1998, the Company recognized a writedown of $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the application of the quarterly full cost ceiling test. The writedown related to proved properties.

     Recently Issued Pronouncements - In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information and in 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 130 became effective on January 1, 1998, however the Company had no comprehensive income other than net income. SFAS No. 131 and SFAS. No. 133 will be adopted in the annual financial statements for 1998 and 1999, respectively, and based on present circumstances would not have any material effect on the Company's financial statements.

(2)  Accounts Receivable
     -------------------

     In April 1998, the Company sold to CEI oilfield related equipment for a total price of $672,000 and in May 1998, the Company sold to CEI office equipment for a total price of $54,000.

(3)  Restricted Cash
     ---------------

     In April 1998, restricted cash totaling $8,567,000, which supported letters of credit issued to assure repayment of borrowings under a bank line of credit established by Kashtan Petroleum Ltd. ("Kashtan") which operates the Lelyaki Field project, was applied to repay such bank borrowings and related interest. The remaining portion of restricted cash, totaling $783,000 was released to the Company free of restrictions in May 1998.

     In January 1998, $350,000 of restricted cash, which had been used to collateralize a bank letter of credit relating to the Gorisht-Kocul Field project, was released.


(4)  Deferred Acquisition Costs
     --------------------------

     Deferred acquisition costs of $1,126,000, which are principally fees to financial advisers and legal counsel, relate to the costs of the acquisition of CEI.

5)   Property and Equipment, Net
     ---------------------------

     Property and equipment and the related accumulated depreciation and impairment at June 30, 1998 included the following:


                                                      JUNE 30,     DECEMBER 31,
                                                        1998          1997

                                                    --------------------------
Electrically enhanced oil recovery ("EEOR")
   equipment                                        $   562,953    $   562,953
Oil and gas related equipment                         7,647,648      8,348,309
Office furniture, fixtures, equipment and other         924,702      1,014,263
                                                    -----------    -----------
TOTAL PROPERTY AND EQUIPMENT                        $ 9,135,303    $ 9,925,525
Accumulated depreciation                               (748,412)      (739,255)
Impairment                                           (3,198,914)    (3,243,997)
                                                    -----------    -----------
NET PROPERTY AND EQUIPMENT                          $ 5,187,977    $ 5,942,273
                                                    ===========    ===========

     Oil and gas related equipment includes new or refurbished drilling rigs and related equipment including lease and well equipment which the Company originally planned to transfer to Intergas JSC ("Intergas"), an entity in which the Company holds a 37% interest, to use in the Maykop Field, Republic of Adygea, Russian Federation. Such rigs and equipment have not yet been placed in service and therefore are not being depreciated. Because it has experienced extended delays in resolving operating arrangements and other Intergas matters including corporate formalities, the Company has concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company wrote off its investment in and advances to Intergas at December 31, 1997. See Note 7, Investment in and Advances to Oil and Gas Ventures, of Notes to Consolidated Condensed Financial Statements. Since the rigs and equipment are now expected to be employed for application other than those for which they were specifically intended, the Company recorded an impairment of $2,844,000 at December 31, 1997, which represents the difference between the book value of the rigs and related equipment and their estimated fair value.

(6)  Oil and Gas Properties
     ----------------------

     The Company has acquired interests in oil and gas properties through joint ventures and joint operating arrangements. A summary of the Company's oil and gas properties as of June 30, 1998 and December 31, 1997 are set out below:


                                                    JUNE 30,     DECEMBER 31,
                                                      1998          1997
                                                   -----------   ------------
 Proved properties                                 $ 2,760,926    $ 2,650,327
 Unproved properties                                   324,500        324,500
 Less: accumulated depreciation, depletion,
  amortization and impairment                       (2,501,520)    (1,495,853)
                                                   -----------    -----------
         TOTAL OIL AND GAS PROPERTIES, NET         $   583,906    $ 1,478,974
                                                   ===========    ===========

     During the fiscal year ended December 31, 1997, the Company recognized an impairment of $257,407, on its oil and gas properties as a result of applying the full cost ceiling limitation. The impairment related to a previously unproved property.

     During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter, and was prepared for installation of the Company's EEOR equipment. The Sylvan Lake project includes a total of four producing wells. During the six months ended June 30, 1998, the Company recognized writedowns aggregating $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the application of the quarterly full cost ceiling test. The writedown relates to proved properties.

     Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $324,500 at both June 30, 1998 and December 31, 1997, substantially all of which relates to the Sylvan Lake Field. Such properties are expected to be evaluated over the next 18 months, and if no proved reserves are added, those properties could result in additional impairment.

(7)  Investments in and Advances to Oil and Gas Ventures
     ---------------------------------------------------

     The Company has acquired interests in oil and gas ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's oil and gas ventures as of June 30, 1998 and December 31, 1997 is set out below:

                                                    JUNE 30,      DECEMBER 31,
                                                      1998           1997
                                                   -----------   ------------
Ukraine - Lelyaki Field, Pryluki Region
 through an effective 40.5% ownership of
 Kashtan Petroleum Ltd.                            $ 2,435,725   $ 2,435,725
Adygea, Russian Federation - Maykop Field
 through 37% ownership in Intergas JSC               6,710,874     6,710,874
Albania - Gorisht-Kocul Field
 through 50% ownership of joint venture              2,202,922     2,202,922
Ukraine - Stynawske Field, Boryslaw
 through 45% ownership of Boryslaw Oil
 Company                                             5,864,386     5,800,407
                                                   -----------   -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES                               $17,213,907   $17,149,928
                                                   -----------   -----------
EQUITY IN LOSS OF OIL AND GAS VENTURES
Ukraine - Lelyaki Field, Pryluki Region            $(2,435,725)  $(2,435,725)
Adygea, Russian Federation - Maykop Field           (1,452,510)   (1,452,510)
Albania - Gorisht-Kocul Field                         (833,191)     (833,191)
Ukraine - Stynawske Field, Boryslaw                   (549,077)     (413,700)
                                                   -----------   -----------
TOTAL EQUITY IN LOSS OF OIL AND GAS VENTURES       $(5,270,503)  $(5,135,126)
                                                   -----------   -----------
Impairment - Maykop Field                          $(5,258,364)  $(5,258,364)
Impairment - Gorisht-Kocul Field                    (1,369,731)   (1,369,731)
                                                   -----------   -----------
TOTAL IMPAIRMENT                                   $(6,628,095)  $(6,628,095)
                                                   -----------   -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS VENTURES, NET OF EQUITY LOSS
AND IMPAIRMENT                                     $ 5,315,309   $ 5,386,707
                                                   ===========   ===========

The following supplemental information relates to the Company's investment in and advances to its two most significant oil and gas ventures:


                                     SIX MONTHS
                                       ENDED                YEAR ENDED
                                      6/30/98                12/31/97
                                     ----------             ----------
Total funding from owners:
    Kashtan                          $8,567,000(1)          $  304,508
    Intergas                            294,173              2,529,292

Total cash expenditures by
the venture:

    Kashtan                           $121,046               $7,275,440
    Intergas                           294,173                2,529,292


Tangible assets and liabilities       Tangible
at June 30, 1998:                      Assets               Liabilities
                                     ----------             -----------
    Kashtan                           $862,811               $         (1)
    Intergas                           15,749                       ---

(1) In April 1998, the Company funded $8,567,000 for the repayment of Kashtan's indebtedness to banks which had been supported indirectly by the Company's restricted cash deposits.

Based on its analysis of initial Lelyaki Field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki Field would not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000. The impairment charge consisted of $137,000 which represented the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operations with most of these costs having been paid during the first six months of 1998. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan. The Company believes that it has no further obligation to fund any operations of Kashtan.

Because it has experienced extended delays in resolving operating arrangements and other matters associated with Intergas, the entity developing the Maykop Field project, including completion of corporate formalities, the Company concluded that under present circumstances it cannot pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas. The Company believes that it has no further obligation to fund any operations of Intergas.

     In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project, and development activities related thereto have been suspended since the declaration. In light of the extended period that the force majeure condition has continued and in the absence of any indication of an imminent termination of that condition, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to the Gorisht-Kocul joint venture of $1,370,000. The Company also recognized a $433,000 loss in 1997 as its equity in the loss of that joint venture. At June 30, 1998, the force majeure condition remained in effect.

     As of June 30, 1998, the Company had remaining net investments in and advances to oil and gas ventures totaling $5,315,000 which relate solely to Boryslaw Oil Company ("BOC"), the entity holding the license to develop the Stynawske Field, for which development operations have not yet begun. Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value.

     Included in net investments are advances to BOC totaling $1,572,000 at June 30, 1998 and $1,508,000 at December 31, 1997. Such advances may be recoverable only from future revenue of or payments from future participants in the venture.

     The Company's investments in and advances to oil and gas ventures are essentially unevaluated properties. At June 30, 1998 and December 31, 1997, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

     As a result of the events associated with the impairment of the Company's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company. Any such claims may be adjudicated in host country forums under host country law.

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

(8)  Accrued Liabilities
     -------------------

     Accrued liabilities at June 30, 1998 and December 31, 1997 included the following:

                                                JUNE 30,         DECEMBER 31,
                                                  1998               1997
                                                --------         ------------

     Compensation, including related taxes      $166,512         $   337,767
     Professional fees                           226,544             276,500
     Termination costs                               ---             405,833
     Effective guarantee of Kashtan
     obligations                                     ---           8,280,000
     Close down costs - Kashtan project          154,086             690,622
     Oilfield related equipment                   10,000             268,000
     Other                                         9,872              67,886
                                                --------         -----------
                                                $567,014         $10,326,608
                                                ========         ===========

(9) Shareholders' Equity
    --------------------

                                              COMMON STOCK
                                       -------------------------
                                         NUMBER OF                  ADDITIONAL                        TOTAL
                                          SHARES                      PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                          ISSUED       PAR VALUE      CAPITAL         DEFICIT         EQUITY
                                       -----------    ----------    -----------    ------------     -----------
BALANCE, DECEMBER 31, 1997              22,447,489    $2,244,749    $82,040,156    $(57,505,649)    $26,779,256
Net loss                                                                             (4,009,096)     (4,009,096)
                                       -----------    ----------    -----------    ------------     -----------
                                        22,447,489    $2,244,749    $82,040,156    $(61,514,745)    $22,770,160
One-for-two reverse split of the
shares of the Company's Common
Stock (July 15, 1998)                  (11,223,745)          ---            ---             ---             ---
                                       -----------    ----------    -----------    ------------     -----------
BALANCE, JUNE 30, 1998                  11,223,744    $2,244,749    $82,040,156    $(61,514,745)    $22,770,160
                                       -----------    ----------    -----------    ------------     -----------

     The business combination will result in the issuance of 9,970,918 shares of the Company's Common Stock determined as follows:


COMMON STOCK RESERVED FOR ISSUANCE TO
SHAREHOLDERS OF CEI COMMON SHARES                            # OF SHARES
-------------------------------------                        -----------
  Exchangeable Shares issued by CEI                           17,061,425
  Special Warrants issued by CEI                               2,880,411
                                                              ----------
                                                              19,941,836

TOTAL CEI EXCHANGEABLE SHARES RESERVED
AS OF JULY 15, 1998 (POST 1:2 REVERSE SPLIT)                   9,970,918


COMMON STOCK ISSUED OR ISSUABLE
AS OF JULY 15, 1998 (POST 1:2 REVERSE SPLIT)                 # OF SHARES
--------------------------------------------                 -----------
  CEI Exchangeable Shares Reserved as of July 15, 1998         9,970,918
  Common Stock Outstanding as of June 30, 1998                11,223,744
                                                              ----------
TOTAL COMMON STOCK ISSUED OR ISSUABLE AS OF JULY 15, 1998     21,194,662


     The Exchangeable Shares are securities issued by CEI that are exchangeable generally at the option of the holders for the Company's Common Stock on a share-for-share basis and entitle the holders to dividends and other rights economically equivalent to those to which holders of the Company's Common Stock are entitled. Through contractual arrangements, holders of Exchangeable Shares will have the right to direct votes at meetings of stockholders of the Company commensurate with the number of shares of the Company's Common Stock such holders, respectively, have the right to receive upon exchange of the Exchangeable Shares. As a result of such contractual arrangements, the Exchangeable Shares will represent the same rights to dividends and rights upon liquidation and will generally have the same voting rights as shares of the Company's Company Stock.


     OPTIONS
     -------

     On August 17, 1994, options to purchase 200,000 shares (400,000 shares pre one-for-two reverse split) of the Company's Common Stock were issued to various individuals who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options are exercisable at an exercise price of $3.00 and are only exercisable at the time or within six months after services are rendered by such individuals. All of these options expire August 16, 1999.

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996, 750,000 shares (1,500,000 shares pre one-for-two reverse split) of the Company's Common Stock have been authorized for possible issuance under the 1995 Plan. The purpose of the 1995 Plan is to further the interest of the Company by enabling employees, directors, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through June 30, 1998. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant.

     A summary of the status of stock options granted under the 1994 and 1995 Plans is as follows:

                                             SHARES
                                            ISSUABLE     WEIGHTED
                                 SHARES       UNDER      AVERAGE
                                AVAILABLE  OUTSTANDING   EXERCISE
                                FOR ISSUE    OPTIONS       PRICE
                                ---------  -----------   --------
BALANCE AT AUGUST 31, 1995             0     200,000
  1995 Plan Authorization        750,000
  Options:
    Granted at market            (15,000)     15,000     $ 7.68
    Exercised                         --     (26,000)    $ 3.00
                                --------    --------
BALANCE AT AUGUST 31, 1996       735,000     189,000     $ 3.38
  Options:
    Granted at market           (190,750)    190,750     $14.50
    Granted at a premium        (222,500)    222,500     $17.98
    Exercised                         --      (6,000)    $ 3.00
                                --------    --------
BALANCE AT DECEMBER 31, 1996     321,750     596,250     $12.38
  Options:
    Granted at market            (18,500)     18,500     $ 8.90
    Granted at a premium         (77,500)     77,500     $10.54
    Exercised                         --     (52,000)    $ 3.00
    Canceled                      63,084     (63,084)    $14.54
                                --------    --------
BALANCE AT DECEMBER 31, 1997     288,834     577,166     $12.64
  Options:
    Canceled                     157,500    (157,500)    $14.57
    Canceled                          --     (28,000)    $ 3.00
                                --------    --------
BALANCE AT JUNE 30, 1998         446,334     391,666     $12.55

     Pursuant to the terms of an Amended and Restated Combination Agreement between the Company and CEI (the "Combination Agreement") on July 17, 1998, stock options granted under CEI's Stock Option Plan were converted into options to purchase 0.8 shares of the Company's Common Stock. A total of 988,000 shares of the Company's Common Stock have been authorized for issuance under CEI's Stock Option Plan. The options are exercisable at an exercise price of Canadian $2.75 per share with 908,000 and 80,000 options expiring on July 1, 2002, and May 2, 2003, respectively.

     WARRANTS
     --------

     Pursuant to the terms of the Combination Agreement, holders of CEI Stock Purchase Warrants will have the right to purchase CEI Exchangeable Shares which are exchangeable generally at the option of the holder for the Company's Common Stock on a share-for-share basis. As of July 15, 1998, a total of 1,097,511 CEI Stock Purchase Warrants were outstanding. A summary of the CEI Stock Purchase Warrants is as follows:



                         EXERCISE PRICE
          NUMBER               IN
        OF WARRANTS     CANADIAN DOLLARS        EXPIRATION DATE
        -----------     ----------------        ---------------
          164,008       $ 2.75                  April 30, 1999
          32,000        $2.875                  July 31, 1999
          901,503       $ 3.25                  November 1, 1999


(10) Net Loss Per Common Share
     -------------------------

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended June 30, 1998 and June 30, 1997 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares is 11,223,744 and 11,189,073, respectively. The weighted average number of common shares outstanding excludes 391,666 and 606,250 of options, respectively, because they are anti-dilutive.


(11) Commitments and Contingencies
     -----------------------------

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 1998 and December 31, 1997, the Company had the contingent obligation to issue an aggregate of 187,500 shares (after giving effect to the one-for-two reverse split) of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project. The Company believes that it has no further obligation to fund any operations of Kashtan or Intergas.

     As a result of the events associated with the impairment of the Company's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company has been advised that Intergas and another shareholder of Intergas are considering asserting such claims.

     LEGAL PROCEEDINGS AND POTENTIAL CLAIMS - On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to the Company most of the Company's interest in UK-RAN Oil Corporation ("UK-RAN") through which the Company holds its interest in Kashtan, filed suit against the Company and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged that Zhoda was, on several theories, wrongfully deprived of the value of the UK-RAN shares it transferred to the Company or the contingent consideration it might have received under its agreement with the Company. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7.5 million, redelivery of the UK-RAN shares transferred to the Company, fees, expenses and costs and any further relief to which it may be entitled. The Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties did not commence arbitration in New York, New York. On July 10, 1998, a request for arbitration was filed by Zhoda with the International Chamber of Commerce. On July 17, 1998, the Harris County District Court issued an order retaining the case and directing that the arbitration be held and concluded by April 16, 1999.

     On March 24, 1998, the Company and two consolidated subsidiaries filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest thereon, which the Company asserts is owing by Zhoda pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed an answer and counterclaims against the Company and its two subsidiaries, asserting essentially the same claims as were asserted in the Texas action described in the previous paragraph, with the exception that claims asserted in the Texas suit based on fraud and civil conspiracy were not included in the Alberta counterclaims. On the basis of its counterclaims, Zhoda seeks damages estimated to be at least Canadian $10,500,000, redelivery of the UK-RAN shares transferred to the Company, interest, costs and such further relief as the court may deem just.

     On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against the Company and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. As of August 7, 1998, the Company and its subsidiary had not been served with the complaint in the action.

     The entity that sold to the Company certain rights related to the Stynawske Field project, Fielden Management Services Pty. Ltd., has indicated to the Company that it is considering an action seeking the contingent consideration payable with respect to that sale on the grounds that the acquisition of CEI or other action by or inaction of the Company has unreasonably delayed or will unreasonably delay the satisfaction of the conditions precedent to the issuance of such contingent consideration.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Qualifying Statement With Respect To Forward-Looking Information
        ----------------------------------------------------------------

      The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of the Company and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected the Company's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made by authorized officers of the Company. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.


        Liquidity, Capital Resources, and Changes in Financial Condition
        ----------------------------------------------------------------

          During the fourth quarter of 1997, the Company commenced a program to preserve its financial resources by reducing general and administrative expenses and limiting its investments in and advances to oil and gas ventures and properties in which it holds interests, while it explored and pursued strategic alternatives with the assistance of investment advisors. This program continued through the second quarter of 1998. As a result of its consideration of strategic alternatives, on February 2, 1998 the Company entered into an agreement with CanArgo Energy Inc. ("CEI") contemplating a series of transactions (collectively the "Transaction") to effect a business combination involving CEI and the Company. The Transaction was consummated on July 15, 1998, and as a result CEI became a subsidiary of the Company, each previously outstanding CEI Common Share was converted into the right to receive 0.8 share of Company Common Stock which provided the former shareholders of CEI with the right to receive approximately 47% of the Company's Common Stock, and the management of CEI succeeded to a majority of the senior management positions in the Company. In connection with the Transaction, the Company on July 15, 1998 filed amendments to its Certificate of Incorporation effecting a one-for-two reverse stock split and changing the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation.

          As of June 30, 1998, the Company had working capital of $10,557,000, reflecting current assets of $11,449,000, of which $10,380,000 was in the form of cash and cash equivalents, and current liabilities of $892,000. This compares to working capital of $13,971,000 as of December 31, 1997, the principal components of which were current assets of $24,626,000, including cash and cash equivalents of $14,164,000 and restricted cash of $9,700,000, and current liabilities of $10,655,000. The $3,414,000 decrease in working capital from December 31, 1997 to June 30, 1998 reflects principally the decrease in cash and cash equivalents during that period attributable to expenditures on 1998 operating activities, including general and administrative expenses and direct project costs, and deferred acquisition costs relating to the Transaction. The decrease in cash and cash equivalents was partially offset by an increase in accounts receivable.

          Cash and cash equivalents decreased $3,784,000 from $14,164,000 at December 31, 1997 to $10,380,000 at June 30, 1998, primarily as a result of expenditures on operating activities and activities relating to the Transaction. The general and administrative expenses of $2,204,000, direct project costs of $784,000 and deferred acquisition costs of $1,126,000 incurred during the first six months of 1998 all involved principally cash items. The use of cash to fund expenditures was partially offset by the release of restrictions that had previously applied to a portion of the Company's restricted cash.

          At December 31, 1997, the Company had placed a total of $9,700,000 in restricted deposit accounts to collateralize letters of credit used for the benefit of oil and gas ventures in which the Company held interests. During the second quarter of 1998, $8,567,000 of restricted cash was applied on behalf of Kashtan Petroleum Ltd. ("Kashtan"), the venture operating the Lelyaki Field project, to satisfy Kashtan's obligations to repay principal and to pay associated interest under a line of credit established by Kashtan with a bank in Ukraine where Kashtan operated. The balance of restricted cash was released from restrictions during the first six months of 1998 and augmented cash and cash equivalents.

          Accounts receivable increased from nil at December 31, 1997, when the minimal amount of accounts receivable were classified within other current assets, to $818,000 at June 30, 1998, principally as a result of the Company's sale of certain oilfield related equipment and office equipment to CEI during the second quarter of 1998 for an aggregate purchase price of $726,000. In addition, $92,000 of receivables which had previously been included within other current assets were reclassified as accounts receivable at June 30, 1998.

          Other current assets decreased from $762,000 at December 31, 1997 to $250,000 at June 30, 1998, primarily as a result of the collection of $234,000 on claims that had been included within other current assets, the amortization of prepaid expenses amounting to $135,000, and the reclassification of remaining receivables during that six month period.

          The $9,763,000 decrease in current liabilities during the six months ended June 30, 1998 is attributable to a $9,760,000 decrease in accrued liabilities, which in turn is primarily attributable to payment of various liabilities accrued at December 31, 1997 relating to the payment of bank debt and related interest incurred by Kashtan, Lelyaki Field project closedown costs, employee termination costs and payment for oilfield equipment.

          The $1,126,000 in the deferred acquisition costs at June 30, 1998 is due to expenditures associated with the Transaction, principally fees to financial advisers and legal counsel; there were no comparable deferred costs at December 31, 1997.

          Property and equipment, net, decreased from $5,942,000 at December 31, 1997 to $5,188,000 at June 30, 1998, primarily as a result of the Company's sale to CEI of oilfield related equipment and office equipment for a total of $718,000 during the second quarter of 1998.

          Oil and gas properties, net declined from $1,479,000 at December 31, 1997 to $584,000 at June 30, 1998 primarily as a result of writedowns of the Company's oil and gas properties associated with the Sylvan Lake project aggregating $900,000 as a result of a decline during the first six months of heavy oil prices and the application of the quarterly full cost ceiling test.

          Investments in and advances to oil and gas ventures, net decreased during the six month period ended June 30, 1998 from $5,387,000 at December 31, 1997 to $5,315,000 at June 30, 1998. The decrease reflects the Company's equity in the loss of Boryslaw Oil Company ("BOC"), the entity developing the Stynawske Field project, for the first six months of 1998, which was partly offset by the Company's advances to BOC in the first six months of 1998.

          The balance of $5,387,000 as of December 31, 1997 and $5,315,000 as of June 30, 1998 in investments in and advances to oil and gas ventures, net, relates solely to BOC. The Company has the responsibility for arranging financing for this venture and, unless third-party financing can be arranged, the Company might have to supply the capital to finance operations until the venture generates positive cash flow, which would have the effect of increasing investments in and advances to oil and gas ventures. The amount of such advances may be greater than the amount of the operating losses recognized by the Company, which would cause such net investment balances to increase. Such investments are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that the Company will either be able to arrange third-party financing for such venture or have sufficient resources to fund the capital and operating needs of the venture or that the venture will be successful.

          Based on its analysis of the results of the initial development efforts in the Lelyaki Field project, the Company concluded that the Lelyaki Field would not support a successful commercial development. As a result, the Company recorded in 1997 an impairment charge totaling $9,108,000. The impairment charge consisted of $137,000 representing the carrying value of an investment related to Kashtan, $8,280,000 of debt and accrued interest of Kashtan on which Kashtan has defaulted and which was effectively guaranteed by the Company through restricted cash deposits, and $691,000 of estimated liabilities for severance and related costs associated with closing down Kashtan's operation.

          Because it has experienced extended delays in resolving operating arrangements and other matters associated with Intergas JSC ("Intergas"), the entity developing the Maykop Field project, including completion of corporate formalities, the Company concluded that under present circumstances it cannot effectively pursue commercial activities and develop the Maykop Field through Intergas. As a result, the Company recorded during the fourth quarter of 1997 an impairment of $5,258,000 for the entire amount of its investment in and advances to Intergas. In addition, in recognition that drilling rigs and related equipment originally intended for use in the Maykop Field are expected to be employed for applications other than those for which they were specifically intended, the Company wrote those rigs and equipment down to their estimated fair value.

          In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project, and development efforts there have been suspended since the declaration. In light of the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, the Company recognized at December 31, 1997 a $1,370,000 impairment of oil and gas ventures, writing off its net investment in and advances to the joint venture developing the Gorisht-Kocul Field.

          As a result of the events described above relating to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company has been advised that

Intergas and another shareholder of Intergas are considering asserting such claims. The Company management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the Company's financial position, result of operations and cash flows. Any such claims may be adjudicated in host country forums under host country law.

          The Company has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. The Company believes that it has no further obligation to fund any operations of Kashtan or Intergas. At June 30, 1998, the Company had contingent obligations, subject to the satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, involving 187,500 shares (after giving effect to the one-for-two reverse split). As the Company develops current projects and undertakes other projects, significant additional obligations may be incurred.

          Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. The Company had working capital of $10,557,000 and $13,971,000 at June 30, 1998 and December 31, 1997, respectively, which the company considered inadequate to proceed with the full implementation of its program of developing its principal oil and gas properties and ventures. Full development of the Company's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. The Company believes that the consummation of the Transaction has improved its potential for attracting external financing, although no assurances can be given that such financing will be secured. The Company also intends to pursue the farm-out of a portion of its interest in BOC and other properties and ventures to entities that can provide such financing. The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of the Company, such entities and their respective stockholders or participants.

          Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures.

          As a result of the consummation of the Transaction, the Company is currently implementing new computer information systems, which the Company believes are Year 2000 compliant. Although the Company does not expect to incur significant additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case. Additionally, the ability of third parties with whom the Company transacts business to adequately address their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of the Company or such third parties to adequately address their respective Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.


          Results of Operations
          ---------------------


          The Company has typically acquired its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities and joint operating arrangements. The Company's interest in the assets and liabilities of unconsolidated entities is reflected on the Company's consolidated balance sheet on a net basis as investment in and advances to oil and gas ventures; the Company's share of revenue, other income and expenses of unconsolidated entities is reported in the Company's consolidated statement of operations as income or loss from equity investment in oil and gas ventures; and the Company's interest in the cash flow of unconsolidated entities is reported in the Company's consolidated statement of cash flows as distributions from or investment in or advances to oil and gas ventures. Interests acquired in certain joint ventures, partnerships and production sharing, working interest and other arrangements are proportionately consolidated. The Company will report the same stockholders' equity and net income or loss whether it accounts for various oil and gas ventures using the equity method or on a consolidated basis.


          Six month periods ended June 30, 1998 and 1997:

          The Company recorded operating revenue of $145,000 during the six month period ended June 30, 1998 compared with $110,000 for the six month period ended June 30, 1997. Revenue in both quarters primarily related to oil production from the Sylvan Lake property in Alberta, Canada in which the Company has an interest. The Company also recorded revenue during six month period ended June 30, 1998 from the sale of electrically enhanced oil recovery ("EEOR") equipment; there was no revenue from the sale of EEOR equipment for the six month period ended June 30, 1997.

          The operating loss for the six month period ended June 30, 1998 amounted to $4,228,000, compared with $3,942,000 for the six month period ended June 30, 1997. Lease operating expenses which in the first six months of 1998 related primarily to the Sylvan Lake property increased to $178,000 during the six month period ended June 30, 1998, as compared to $68,000 for the six month period ended June 30, 1997, primarily as a result of a greater level of operating activity in the first six months of 1998. Direct project costs increased to $784,000 from $394,000 for the six month period ended June 30, 1997, reflecting increased activity related to BOC and winding down activities related to other oil and gas ventures. The increase in depreciation, depletion and amortization expense from $78,000 for the six month period ended June 30, 1997 to $160,000 during the six month period ended June 30, 1998 is attributable principally to increased depletion due to the increased production of oil. The loss from investments in unconsolidated subsidiaries decreased to $135,000 during the six month period ended June 30, 1998, from $1,365,000 for the six month period ended June 30, 1997, as a result of a lower level of activity in the unconsolidated subsidiaries in the first six months of 1998. During the six month period ended June 30, 1998, the Company wrotedown its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test. There was no comparable writedown during the first six months of 1997. If oil prices decline further the Company may experience additional writedowns.

          Although lease operating expenses exceeded revenue for the first six months of 1998, the Company does not believe that such expenses will continue to exceed revenue because expenses during the six month period ended June 30, 1998, included non-recurring costs. In addition, prices for heavy oil were depressed during the first six months of 1998 resulting in decreased revenue per unit produced. No assurance can be given, however, that prices for heavy oil will improve or that operating revenue will exceed lease operating expenses from the Sylvan Lake property or other properties in future periods.

          The Company recorded net other income of $219,000 for the six month period ended June 30, 1998, as compared to $437,000 during the six month period ended June 30, 1997. The principal reason for the decrease is the Company's 1998 payment of interest expense on behalf of Kashtan. This was partially offset by a loss that the Company recorded on the disposition of miscellaneous equipment and property amounting to $222,000 in the first six months of 1997; the comparable loss incurred in the first six months of 1998 was $28,000.

          The net loss of $4,009,000, or $.36 per share, during the six month period ended June 30, 1998 compares to a net loss of $3,425,000, or $.31 per share, for the six month period ended June 30, 1997.


          Three month periods ended June 30, 1998 and 1997:

          The Company recorded operating revenue of $64,000 during the three month period ended June 30, 1998, compared with $78,000 for the three month period ended June 30, 1997. Revenue in both quarters primarily related to oil production from the Sylvan Lake property in Alberta, Canada in which the Company has an interest. The Company also recorded revenue during the three month period ended June 30, 1998 from the sale of EEOR equipment; there was no revenue from the sale of EEOR equipment for the three month period ended June 30, 1997.

          The operating loss for the three month period ended June 30, 1998 amounted to $1,203,000, compared with $1,728,000 for the three month period ended June 30, 1997. Lease operating expenses, which in the three month period ended June 30, 1998 and 1997 related primarily to the Sylvan Lake property, increased to $78,000 during the three month period ended June 30, 1998, as compared to $54,000 for the three month period ended June 30, 1997, primarily as a result of a greater level of operating activity in the second quarter of 1998. Direct project costs increased to $245,000 from $222,000 for the three month period ended June 30, 1997, reflecting activity related to BOC and winding down activities related to other oil and gas ventures. The decrease in depreciation, depletion and amortization expense from $50,000 for the three month period ended June 30, 1997 to $43,000 during the three month period ended June 30, 1998 is attributable principally to a reduced charge for depreciation due to disposal of office equipment, which is partially offset by increased depletion due to the increased production of oil. The loss from investments in unconsolidated subsidiaries decreased to $44,000 during the three month period ended June 30, 1998, as compared to $716,000 for the three month period ended

June 30, 1997, as a result of a lower level of activity in the unconsolidated subsidiaries in the second quarter of 1998.

          Although lease operating expenses exceeded revenue for the second quarter of 1998, the Company does not believe that such expenses will continue to exceed revenue because expenses during the three month period ended June 30, 1998, included non-recurring costs. In addition, prices for heavy oil were depressed during the second three months of 1998 resulting in decreased revenue per unit produced due to the decline in heavy oil prices and the application of the quarterly full cost ceiling limitation. No assurance can be given, however, that prices for heavy oil will improve or that operating revenue will exceed lease operating expenses from the Sylvan Lake property or other properties in future periods.

          The Company recorded net other income of $12,000 for the three month period ended June 30, 1998, as compared to $225,000 during the three month period ended June 30, 1997. The principal reason for the decrease is the reduced amount of interest earned due to the Company's lower total of cash and cash equivalents and restricted cash in the second quarter of 1998, which is partially offset by a loss that the Company recorded in 1997 from the disposition of miscellaneous equipment and property amounting to $85,000 in the second quarter of 1997; the comparable loss incurred in the second quarter of 1998 was $28,000.

          The net loss of $1,191,000, or $.11 per share, during the three month period ended June 30, 1998 compares to a net loss of $1,464,000, or $.13 per share, for the three month period ended June 30, 1997.

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

          Few of such forward looking statements deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. The Company does not have a majority of the equity in BOC, the entity that is the licensed developer of the Stynawske Field project, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not yet effective.

                          PART II - OTHER INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES



ITEM 1.  LEGAL PROCEEDINGS

          On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to the Company most of the Company's interest in UK-RAN, filed suit against the Company and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged under several theories that Zhoda was wrongfully deprived of the value of the UK-RAN shares it transferred to the Company or the contingent consideration it might have received under its agreement with the Company. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7,500,000, redelivery of the UK-RAN shares transferred to the Company, fees, expenses and costs and any further relief to which it may be entitled. An outcome of this proceeding that is unfavorable to the Company could have a material adverse impact on the Company's financial condition and results of operations. The Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties did not commence arbitration in New York, New York. On July 10, 1998, a request for arbitration was filed by Zhoda with the International Chamber of Commerce. On July 17, 1998, the Harris County District Court issued an order retaining the case and directing that the arbitration be held and concluded by April 16, 1999. Orest Senkiw, who was a Vice President of the Company from February 4, 1997 to December 1, 1997, and his wife and adult children indirectly beneficially own in the aggregate 10.3% of the outstanding stock of Zhoda.

          On March 24, 1998, the Company and two consolidated subsidiaries filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest thereon, which the Company asserts is owing by Zhoda pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed an answer and counterclaims against the Company and its two subsidiaries, asserting essentially the same claims as were asserted in the Texas action described in the previous paragraph, with the exception that claims asserted in the Texas suit based on fraud and civil conspiracy were not included in the Alberta counterclaims. On the basis of its counterclaims, Zhoda seeks damages estimated to be at least Canadian $10,500,000, redelivery of the UK-RAN shares transferred to the Company, interest, costs and such further relief as the court may deem just. An outcome of this proceeding that is unfavorable to the Company could have a material adverse impact on the Company's financial condition and results of operations.

          On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against the Company and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 700,000 shares of the Company Common Stock, and the Company believes that as a result of the failure of conditions precedent to the payment of consideration no consideration is payable under that contract. As of August 7, 1998, the Company and its subsidiary had not been served with the complaint in the action. An outcome of this proceeding unfavorable to the Company could have a material adverse impact on the Company's financial condition and results of operations.

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

                2(5)   Amended and Restated Combination Agreement between
                Fountain Oil Incorporated and CanArgo Energy Inc. dated as of February 2, 1998 (Incorporated herein by reference from Form S-3 Registration Statement, File No. 333-48287 filed on June 9,
                1998).

                2(6)   Voting, Support and Exchange Trust Agreement
                (Incorporated herein by reference as Annex G from Form S-3 Registration Statement, File No. 333-48287 filed on June 9,
                1998).

                3(1)   Registrant's Certificate of Incorporation and amendments
                thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

                3(2)   Registrant's Bylaws (Incorporated herein by reference
                from December 31, 1996, Form 10-K).

                4      Form of 8% Convertible Subordinated Debenture
                (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

                10(1) License Agreement among IIT Research Institute, ORS Corporation and Uentech Corporation dated October 27, 1986 (Incorporated herein by reference from October 31, 1986 Form 10-K, filed by Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

                10(2) Amendment to Revised Single Well Technology License Agreement Dated October 27, 1986 (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

                *10(3) Securities Compensation Plan (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

                *10(4) Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 33-82944 filed on August 17, 1994, filed by Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

                *10(5) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

                *10(6) Form of Certificate for Common Stock Purchase Warrants issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

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

                *10(17) Amended 1995 Long-Term Incentive Plan (Incorporated herein by reference from June 30, 1997 Form 10-Q).

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

                *10(27) CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 333-59367 filed on July 17, 1998).

                27       Financial Data Schedule (EDGAR filing only)

           (b)  Reports on Form 8-K

                None.



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CANARGO ENERGY CORPORATION



Date: August 11, 1998                            By:  /s/ MICHAEL BINNION
                                                      -------------------
                                                      Michael Binnion
                                                      President and Chief
                                                      Financial Officer
           next pages for electronic filing only - not a part of 10Q

                                 EXHIBIT INDEX

                                                                FILED WITH
EXHIBIT                                                            THIS
NUMBER                             EXHIBIT                        REPORT
------                             -------                      -----------
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

2(5)      Amended and Restated Combination Agreement between
          Fountain Oil Incorporated and CanArgo Energy Inc.
          dated as of February 2, 1998 (Incorporated herein by reference from Form S-3 Registration Statement, File
          No. 333-48287 filed on June 9, 1998).

2(6)      Voting, Support and Exchange Trust Agreement
          (Incorporated herein by reference as Annex G from Form S-3 Registration Statement, File No. 333-48287 filed on June 9, 1998).

3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

3(2) Registrant's Bylaws (Incorporated herein by reference from December 31, 1996, Form 10-K).



4         Form of 8% Convertible Subordinated Debenture
          (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

10(1)     License Agreement among IIT Research Institute, ORS
          Corporation and Uentech Corporation dated October 27,
          1986 (Incorporated herein by reference from October 31, 1986 Form 10-K, filed by Electromagnetic Oil Recovery,
          Inc., Fountain's predecessor).

10(2)     Amendment to Revised Single Well Technology License
          Agreement Dated October 27, 1986 (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

*10(3) Securities Compensation Plan (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
          Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

*10(4) Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan
          (Incorporated herein by reference from Form S-8
          Registration Statement, File No. 33-82944 filed on
          August 17, 1994, filed by Electromagnetic Oil Recovery,
          Inc., Fountain's predecessor).

*10(5) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
          Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

*10(6)    Form of Certificate for Common Stock Purchase
          Warrants issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
          Electromagnetic Oil Recovery, Inc., Fountain's predecessor).

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

*10(17) Amended 1995 Long-Term Incentive Plan (Incorporated herein by reference from June 30, 1997 Form 10-Q).

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

*10(27) CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 333-59367 filed on July 17, 1998).

27        Financial Data Schedule (EDGAR filing only)                 X
