Form 10-Q
period 1998-09-30
CANARGO ENERGY CORP
filed 1998-11-12
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ___________ TO _______________

                      COMMISSION FILE NUMBER       0-9147
                                             ----------------

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

1580, 727 - 7th Avenue SW, Calgary, Alberta, Canada             T2P 0Z5
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 403-777-1185
--------------------------------------------------------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


--------------------------------------------------------------------------------
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                 LAST REPORT)

 Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
 requirements for the past 90 days.     Yes    X     No
                                            -------     -------

 The number of shares of Registrant's common stock outstanding on October 31, 1998 was 13,163,843.

                        PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED BALANCE SHEET

                                                  Unaudited
                                             --------------------------------------------
                                                 SEPTEMBER 30,           December 31,
                                                      1998                  1997
                                             --------------------------------------------

                                     ASSETS
                                     ------
Current Assets:
  Cash and cash equivalents                      $  6,091,216            $ 14,164,177
  Restricted cash                                         ---               9,700,000
  Accounts receivable                                 454,422                     ---
  Advances to operator                              1,764,305                     ---
  Inventory                                           170,405                     ---
  Other current assets                                344,534                 761,904
                                                 ------------            ------------
                  Total current assets              8,824,882              24,626,081

Property and equipment, net                         7,161,187               5,942,273
Oil and gas properties, net, full cost method
(including unevaluated amounts of
$11,451,363  and $324,500, respectively)           26,729,009               1,478,974
Investment in and advances to
  oil and gas ventures, net                         5,361,531               5,386,707
                                                 ------------            ------------
                                 TOTAL ASSETS    $ 48,076,609            $ 37,434,035
                                                 ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
  Accounts payable                               $    460,916            $    328,171
  Due to affiliated entity                            338,728                     ---
  Accrued liabilities                               1,308,187              10,326,608
                                                 ------------            ------------
                  Total current liabilities         2,107,831              10,654,779
                                                 ------------            ------------

Long-term debt                                        895,500                     ---
Minority interest in subsidiaries                   3,384,503                     ---
                                                 ------------            ------------
                 Total liabilities                  6,387,834              10,654,779
                                                 ------------            ------------
Stockholders' Equity:
  Preferred stock                                         ---                     ---
  Common stock,
  11,223,744 shares issued and outstanding;
  9,970,900 additional shares issuable without      2,119,464               2,244,749
  receipt of further consideration
  Capital in excess of par value                  101,865,441              82,040,156
  Accumulated deficit since October 31, 1988      (62,296,130)            (57,505,649)
                                                 ------------            ------------
                  Total stockholders' equity       41,688,775              26,779,256
                                                 ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 48,076,609            $ 37,434,035
                                                 ============            ============

See accompanying notes to unaudited consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                            Unaudited                             Unaudited
                                 --------------------------------     ---------------------------------
                                        Three Months Ended                    Nine Months Ended
                                  SEPTEMBER 30,    September 30,       SEPTEMBER 30,      September 30,
                                      1998             1997               1998                1997
                                 --------------------------------     ----------------------------------
Operating Revenues:
  Oil and gas production          $   375,502       $    63,158         $   508,018        $    172,818
  Other                                   (28)              ---              11,972                 ---
                                  -----------       -----------         -----------        ------------
                                      375,474            63,158             519,990             172,818
                                  -----------       -----------         -----------        ------------
Operating Expenses:
  Lease operating expense             299,636            48,696             477,263             116,746
  Cost of sales                           ---               ---              10,891                 ---

  Other direct project cost           227,961           420,656           1,012,445             814,509
  General and administrative          517,069           569,444           2,720,932           2,716,823
  Depreciation, depletion and
    amortization                      100,949            80,483             261,420             158,111
  Equity loss in unconsolidated
    subsidiaries                       16,848         1,646,587             152,225           3,011,369
  Writedown of oil and gas
    properties                            ---               ---             900,000                 ---
                                  -----------       -----------         -----------        ------------
                                    1,162,463         2,765,866           5,535,176           6,817,558
                                  -----------       -----------         -----------        ------------
OPERATING LOSS                        786,989         2,702,708           5,015,186           6,644,740
                                  -----------       -----------         -----------        ------------
Other Income (Expense):
  Interest, net                        (1,590)          417,083             241,209           1,117,363
  Other income (expense)              (46,232)          (27,153)            (42,232)            (68,460)
  Loss on disposition
    of equipment                          ---           (43,824)            (27,698)           (265,617)
                                  -----------       -----------         -----------        ------------
TOTAL OTHER INCOME (EXPENSE)          (47,822)          346,106             171,279             783,286
                                  -----------       -----------         -----------        ------------
Minority interest in loss of
  consolidated subsidiary              53,426           106,946              53,426             186,390
                                  -----------       -----------         -----------        ------------
NET LOSS                          $   781,385       $ 2,249,656         $ 4,790,481        $  5,675,064
                                  ===========       ===========         ===========        ============
Weighted average number of
  common shares issued and
  issuable without receipt of
  additional  consideration        19,677,333        11,223,744          14,072,572          11,200,757
                                  -----------       -----------         -----------        ------------
BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                $     (0.04)      $     (0.20)        $     (0.34)       $      (0.51)
                                  ===========       ===========         ===========        ============

See accompanying notes to unaudited consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Unaudited
                                                         ---------------------------------------------
                                                                      Nine Months Ended
                                                           SEPTEMBER 30,                September 30,
                                                              1998                         1997
                                                         ---------------------------------------------
Operating activities:
  Net loss                                                 $ (4,790,481)                $ (5,675,064)
  Loss on disposition of equipment                               27,698                      265,617
  Equity loss in unconsolidated subsidiaries                    152,225                    3,011,369
  Minority interest in loss of consolidated subsidiary          (53,426)                    (186,390)
  Depreciation, depletion and amortization                      261,420                      158,111
  Writedown of oil and gas properties                           900,000                          ---
  Changes in assets and liabilities:
    Accounts receivable                                         423,048                     (194,004)
    Advances to operator                                       (523,610)
    Inventory                                                  (150,000)
    Other current assets                                        440,881                     (838,317)
    Accounts payable                                         (1,915,108)                    (288,117)
    Accrued liabilities                                      (9,018,421)                    (509,586)
                                                           ------------                 ------------
NET CASH USED IN OPERATING ACTIVITIES                       (14,245,774)                  (4,256,381)
                                                           ------------                 ------------
Investing activities:
  Restricted cash                                             9,700,000                   (4,300,000)
  Acquisition costs                                          (1,214,948)                         ---
  Investments in oil and gas properties                      (1,224,145)                    (997,479)
  Purchase of property and equipment                         (1,896,493)                    (907,275)
  Proceeds from disposition of assets                               ---                      232,638
  Investments in and advances to oil and gas ventures          (127,049)                  (4,386,669)
                                                           ------------                 ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           5,237,365                  (10,358,785)
                                                           ------------                 ------------
Financing activities:
  Cash acquired                                                 935,448                          ---
  Proceeds from exercise of options                                 ---                      156,000
                                                           ------------                 ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       935,448                      156,000
                                                           ------------                 ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (8,072,961)                 (14,459,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               14,164,177                   31,424,064
                                                           ------------                 ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  6,091,216                 $ 16,964,898
                                                             ==========                 ============
Non cash investing and financing activities:
  Issuance of common stock in connection with
    investments in oil and gas ventures                    $        ---                 $  1,060,937
                                                           ============                 ============
  Common stock issuable in connection with
    acquisition of subsidiary                              $ 19,700,000                 $        ---
                                                           ============                 ============

See accompanying notes to unaudited consolidated condensed financial statements.

                        PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.   FINANCIAL STATEMENTS
          NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997 (UNAUDITED)

(1) Basis of Presentation - The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, the Company) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Report on Form 10-K/A for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

     On July 15, 1998 the Company filed with the Delaware Secretary of State amendments to its Certificate of Incorporation to effect a one-for-two reverse split of the shares of the Company's Common Stock (the "Reverse Split") and to change the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation. The reverse split has been reflected retroactively in the accompanying financial statements.

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

(2)  Business Combination
     --------------------
     On July 15, 1998, the Company completed the acquisition of all of the common stock of CanArgo Energy Inc. ("CEI") for Common Stock consideration valued at $19,700,000. CEI is an oil and gas exploration, development and production company whose principal operations are located in the Republic of Georgia. On completion of the acquisition, CEI became a subsidiary of the Company, and each previously outstanding share of CEI Common Stock was converted into the right to receive 0.8 shares (1.6 shares pre-Reverse Split) of the Company's Common Stock, giving the former shareholders of CEI the right to receive approximately 47% of the Company's Common Stock. In addition, the former management of CEI now hold a majority of the Company's senior management positions.

     Under purchase accounting, CEI's results have been included in the Company's consolidated financial statements since the date of acquisition. The following pro forma statements of operations give effect to the business combination as if such business combination had occurred on January 1, 1997; however, as CEI commenced operations in June of 1997, the pro forma financial statements of operations have been adjusted to reflect the results of operations of Ninotsminda Oil Company Limited ("NOC"), a 55.9% subsidiary of CEI and now the Company, from January 1, 1997 to June 30, 1997. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the Ninotsminda Field and (ii) the difference between the properties, historical depletion, depreciation and amortization and such expenses calculated based on the value allocated to the acquired assets. Management does not believe the pro forma amounts are indicative of the results of operations that would have been reported had the business combination occurred prior to January 1, 1997 or that may be reported in the future.


                                                       PRO FORMA
                                             ----------------------------
                                             NINE MONTHS       NINE MONTHS
                                                ENDED             ENDED
                                               9/30/98           9/30/97
                                             -----------       -----------
             Revenues                        $ 1,512,942       $ 2,557,818
             Operating expenses                7,559,880         9,260,908
                                             -----------       -----------
             Operating loss                    6,046,938         6,703,090
             Other income (loss)                 200,962           699,686
             Minority interest in loss of
                unconsolidated subsidiary        320,848           219,232
                                             -----------       -----------
             Net loss                        $ 5,525,128       $ 5,784,172
                                             -----------       -----------
             Basic and diluted net loss
                per common share            $     (0.39)      $     (0.52)
                                             ===========       ===========

     The business combination will result in the issuance of 9,970,900 shares of the Company's Common Stock without receipt of additional consideration by the Company. Giving effect to the issuance of such shares, the number of shares of the Company's Common Stock outstanding as of September 30, 1998 would be 21,194,644.

(3)  Restricted Cash
     ---------------
     In April 1998, restricted cash totaling $8,567,000, which supported letters of credit issued to assure repayment of borrowings under a bank line of credit established by Kashtan Petroleum Ltd. ("Kashtan") which operates the Lelyaki Field project, was applied to repay such bank borrowings and related interest. The remaining portion of the restricted cash, totaling $783,000, was released to the Company free of restrictions in May 1998.

     In January 1998, $350,000 of restricted cash, which had been used to collateralize a bank letter of credit relating to the Gorisht-Kocul Field project, was released.

(4)  Property and Equipment, Net
     ---------------------------

     Property and equipment, net of accumulated depreciation and impairment at September 30, 1998 and December 31, 1997 included the following:

                                                                                                               DECEMBER 31,
                                                SEPTEMBER 30, 1998                                                1997
                                --------------------------------------------------------------------------------------------
                                                     ACCUMULATED
                                     COST            DEPRECIATION          IMPAIRMENT            NET               NET
                                --------------------------------------------------------------------------------------------
Electrically enhanced oil
   recovery ("EEOR")
   equipment                     $    562,953        $ (290,885)          $        ---       $   272,068        $   278,044
Oil and gas related
   equipment                        9,473,968               ---             (2,843,997)        6,629,971          5,504,312
Office furniture, fixtures
   and equipment and other          1,072,699          (458,634)              (354,917)          259,148            159,917
                                 ------------        ----------           ------------       -----------        -----------
PROPERTY AND EQUIPMENT           $ 11,109,620        $ (749,519)          $ (3,198,914)      $ 7,161,187        $ 5,942,273
                                 ============        ==========           ============       ===========        ===========

     Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which the Company now intends to mobilize in the Republic of Georgia. Much of the equipment was originally planned to be used in the Maykop Field, Republic of Adygea, Russian Federation, but following extended delays in resolving operating arrangements with the entity developing that project, the Company recorded an impairment of $2,844,000 at December 31, 1997, which represented the difference between the book value of the rigs and related equipment and their estimated fair value.

(5)  Oil and Gas Properties, Net
     ---------------------------

     The Company has acquired interests in oil and gas properties through joint ventures and joint operating arrangements. A summary of the Company's oil and gas properties at September 30, 1998 and December 31, 1997 is set out below:

                                                                                                              DECEMBER 31,
                                                         SEPTEMBER 30, 1998                                       1997
                              --------------------------------------------------------------------------------------------
                                REPUBLIC OF
                                 GEORGIA          CANADA            USA          OTHER            TOTAL           TOTAL
                              -----------------------------------------------------------------------------------------------
Proved properties             $ 15,120,327     $ 1,475,593      $ 1,174,734      $     ---      $ 17,770,654     $ 2,650,327

Unproved properties             10,887,576         324,500              ---        239,287        11,451,363         324,500

Less: accumulated
 depletion and impairment         (105,000)     (1,213,274)      (1,174,734)           ---        (2,493,008)     (1,495,853)
                              ------------     -----------      -----------      ---------      ------------     -----------
TOTAL OIL AND GAS
 PROPERTIES, NET              $ 25,902,903     $   586,819      $       ---      $ 239,287      $ 26,729,009     $ 1,478,974
                              ============     ===========      ===========      =========      ============     ===========

     Oil and gas properties obtained in connection with the acquisition of CEI includes $15,120,000 of properties in the full cost pool and $10,888,000 of unevaluated properties. The Ninotsminda Field includes seven producing wells and since February 1996 has been operated under the terms of a production sharing contract ("PSC") between NOC and the Republic of Georgia represented by the state oil company, Georgian Oil. Unproved properties in the Republic of Georgia include other license areas within the Ninotsminda PSC as well as an other exploration area referred to as the Nazvrevi block operated under the terms of a PSC between the Company's wholly owned subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia.

     During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter, and was prepared for installation of the Company's EEOR equipment. The Sylvan Lake project includes a total of four producing wells. During the nine months ended September 30, 1998, the Company recognized writedowns aggregating $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the application of the quarterly full cost ceiling test. The writedowns relate to proved properties.

     Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $11,451,000 and $324,500 at September 30, 1998 and December 31, 1997 respectively, $324,500 of which relates to the Sylvan Lake Field. The Sylvan Lake Field is expected to be evaluated over the next 15 months, and if no proved reserves are added, those properties could result in additional impairment. All other unproved properties are expected to be evaluated over the next five years.

(6)  Investments in and Advances to Oil and Gas Ventures
     ---------------------------------------------------

     The Company has acquired interests in oil and gas ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's net investment in and advances to oil and gas ventures as of September 30, 1998 and December 31, 1997 is set out below:

                                                    SEPTEMBER 30,      DECEMBER 31,
                                                       1998               1997
                                                   ---------------------------------
     Ukraine - Stynawske Field, Boryslaw
       Through 45% ownership of Boryslaw Oil
       Company                                      $ 5,361,531        $ 5,386,707
     Ukraine - Lelyaki Field, Pryluki Region
       Through an effective 40.5% ownership of
       Kashtan Petroleum Ltd.                               ---                ---
     Adygea, Russian Federation - Maykop Field
       Through 37%  ownership in Intergas JSC               ---                ---
     Albania - Gorisht-Kocul Field
       Through 50% ownership of joint venture               ---                ---
                                                    -----------        -----------
     TOTAL INVESTMENTS IN AND ADVANCES TO
     OIL AND GAS VENTURES, NET OF EQUITY LOSS
     AND IMPAIRMENT                                 $ 5,361,531        $ 5,386,707
                                                    ===========        ===========

     As of September 30, 1998, the Company had remaining net investments in and advances to oil and gas ventures totaling $5,362,000, all of which relate to Boryslaw Oil Company ("BOC"), the entity holding the license to develop the Stynawske Field, for which development operations have not yet begun. Included are advances to BOC totaling $1,635,000 at September 30, 1998 and $1,508,000 at December 31, 1997. Such advances may be recoverable only from future revenue of or payments from future participants in the venture, if any.

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

     Because of extended delays in resolving operating arrangements and other matters associated with Intergas JSC ("Intergas"), the entity developing the Maykop Field project, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to Intergas of $5,258,000. In addition, the Company recognized a loss in 1997 of $851,000, reflecting its equity in the loss of Intergas. The Company believes that it has no further obligation to fund any operations of Intergas.

     In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project and suspended development activities. Due to the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to the Gorisht-Kocul joint venture of $1,370,000. The Company also recognized a $433,000 loss in 1997 as its equity in the loss of that joint venture. At September 30, 1998, the force majeure condition remained in effect.

     The Company's investments in and advances to oil and gas ventures are essentially unevaluated properties. At September 30, 1998 and December 31, 1997, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

(7)  Due to Affiliated Entity
     ------------------------

     The loan from Terrenex Acquisition Corporation of $339,000 is due on demand and is non-interest bearing.

(8)  Accrued Liabilities
     -------------------

     Accrued liabilities at September 30, 1998 and December 31, 1997 included the following:

                                                    SEPTEMBER 30,            DECEMBER 31,
                                                        1998                     1997
                                                    -------------            ------------
     Compensation, including related taxes          $    53,780              $    337,767
     Professional fees                                  236,037                   276,500
     Termination costs                                      ---                   405,833
     Effective guarantee of Kashtan obligations             ---                 8,280,000
     Close down costs - Kashtan project                 149,182                   690,622
     Management fees                                    142,000                       ---
     Taxes                                               61,000                       ---
     Interest                                           198,484                       ---
     Contingent charges                                 445,417                       ---
     Oilfield related equipment                          10,000                   268,000
     Other                                               12,287                    67,886
                                                    -----------              ------------
                                                    $ 1,308,187              $ 10,326,608
                                                    ===========              ============

     At September 30, 1998 the contingent charges consists of charges for goods and services billed to NOC by its non-controlling shareholder which have not yet been agreed to by NOC.

     At September 30, 1998 management fees consists of charges for services provided to NOC by its non-controlling shareholder.

(9)  Long Term Debt
     --------------

                                    SEPTEMBER 30,             DECEMBER 31,
                                        1998                      1997
                                    -------------             ------------
 Advance                               $220,500                  $   ---
 Loan                                   675,000                      ---
                                       --------                  -------
                                       $895,500                  $   ---
                                       ========                  =======

     The advances, made by NOC's non-controlling shareholder to NOC, bears no interest unless it is not repaid by June 30, 2000, at which time it would begin to bear interest at 15% per anum until repayment.

     The loan from NOC's non-controlling shareholder to NOC bears interest at a rate of 10% per anum and is repayable out of surplus funds of NOC as and when available.

(10) Stockholders' Equity
     --------------------

                                      COMMON STOCK
                               --------------------------
                                NUMBER OF
                                 SHARES                           ADDITIONAL                                TOTAL
                               ISSUED AND                          PAID-IN            ACCUMULATED        STOCKHOLDERS'
                                ISSUABLE         PAR VALUE         CAPITAL              DEFICIT             EQUITY
                               -----------      -----------      -------------       --------------      ------------
BALANCE, DECEMBER 31, 1997      22,447,489      $ 2,244,749      $  82,040,156       $ (57,505,649)      $ 26,779,256
Net loss                               ---              ---                ---          (4,790,481)        (4,790,481)
                                ----------      -----------      -------------       -------------       ------------
                                22,447,489      $ 2,244,749      $  82,040,156       $ (62,296,130)      $ 21,988,775

One-for-two reverse split
of the  shares of the
Company's Common Stock
(July 15, 1998)                (11,223,745)      (1,122,375)         1,122,375                 ---                ---

Shares issuable without
payment of additional
consideration                    9,970,900          997,090         18,702,910                 ---         19,700,000
                                ----------      -----------      -------------       -------------       ------------

BALANCE, SEPTEMBER 30, 1998     21,194,644      $ 2,119,464      $ 101,865,441       $ (62,296,130)      $ 41,688,775
                                ----------      -----------      -------------       -------------       ------------

     The business combination will result in the issuance of 9,970,900 shares of the Company's Common Stock determined as follows:

          COMMON STOCK RESERVED FOR ISSUANCE TO
          CEI SECURITY HOLDERS (POST 1:2 REVERSE SPLIT)                                          # OF SHARES
          --------------------------------------------------------------------------------     ----------------
               Exchangeable Shares issued by CEI                                                   8,543,014
               Special Warrants issued by CEI                                                      1,427,886
                                                                                               ----------------

          TOTAL CEI EXCHANGEABLE SHARES ISSUED AND
          RESERVED AS OF SEPTEMBER 30, 1998                                                        9,970,900
                                                                                               ----------------

     The Exchangeable Shares are securities issued by CEI that are exchangeable generally at the option of the holders for shares of the Company's Common Stock on a share-for-share basis and entitle the holders to dividends and other rights economically equivalent to those to which holders of the Company's Common Stock are entitled. Through contractual arrangements, holders of Exchangeable Shares have the right to direct votes at meetings of stockholders of the Company commensurate with the number of shares of the Company's Common Stock such holders, respectively, have the right to receive upon exchange of the Exchangeable Shares. As a result of such contractual arrangements, the Exchangeable Shares represent the same rights to dividends and rights upon liquidation and generally have the same voting rights as shares of the Company's Company Stock.

     PREFERRED STOCK
     ---------------

     The accompanying financial statements do not give effect to the issuance of one hundred shares (the "Preferred Shares") of Series Voting Preferred Stock to the Montreal Trust Company of Canada (the "Trustee") under the Voting, Support and Exchange Trust Agreement entered into among the Company, CEI and the Trustee. The Preferred Shares embody the right to (i) the voting power of the holders of unexchanged Exchangeable Shares following the exchange thereof for shares of the Company's Common Stock and
     (ii) the right to receive an aggregate of $100 upon redemption at the rate of $1.00 per Preferred Share following the exchange of all outstanding Exchangeable Shares.

     The Preferred Shares will be stripped of their voting power proportionately as Exchangeable Shares are exchanged for shares of the Company's Common Stock. When fully divested of voting rights through the exchange of all Exchangeable Shares, the Preferred Shares can be redeemed by the Company for nominal consideration. Thus, the Preferred Shares do not have substance for accounting purposes.

     OPTIONS
     -------

     On August 17, 1994, options to purchase 200,000 shares (400,000 shares pre-Reverse Split) of the Company's Common Stock were issued to various individuals who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options are exercisable at an exercise price of $3.00 and are only exercisable at the time or within six months after services are rendered by such individuals. 88,000 of the options remained outstanding at September 30, 1998, all of which expire August 16, 1999.

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996, 750,000 shares (1,500,000 shares pre-Reverse Split) of the Company's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through September 30, 1998. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. 544,500 of the options remained outstanding at September 30, 1998.

     Pursuant to the terms of an Amended and Restated Combination Agreement between the Company and CEI (the "Combination Agreement"), on July 15, 1998 each stock option granted under CEI's Stock Option Plan ("CEI Plan") to purchase a CEI Common Share was converted into an option to purchase 0.8 shares of the Company's Common Stock. Pursuant to the CEI Plan, which has been adopted by the Company, a total of 988,000 shares of the Company's Common Stock have been authorized for issuance under the CEI Plan of which 848,000 options were outstanding at September 30, 1998. Stock options granted under the CEI Plan expire on such date as is determined by the committee administering the CEI Plan, except that the term of stock options may not exceed 10 years from the date of grant.

     The purpose of the Company's Stock Option Plans is to further the interest of the Company by enabling officers, directors, employees, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options granted under its various Stock Option Plans.

     A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan and the CEI Plan, restated to give effect to the Reverse Split, is as follows:


                                                                                  SHARES ISSUABLE       WEIGHTED
                                                                     SHARES            UNDER             AVERAGE
                                                                   AVAILABLE        OUTSTANDING         EXERCISE
                                                                   FOR ISSUE          OPTIONS             PRICE
                                                                 -------------------------------------------------

          BALANCE AT AUGUST 31, 1995                                      0              200,000         $  3.00
           1995 Plan Authorization                                  750,000
           Options:
             Granted at market                                      (15,000)              15,000         $  7.68
             Exercised                                                   --              (26,000)        $  3.00
                                                                 -----------------------------------

          BALANCE AT AUGUST 31, 1996                                735,000              189,000         $  3.38
           Options:
             Granted at market                                     (190,750)             190,750         $ 14.50
             Granted at a premium                                  (222,500)             222,500         $ 17.98
             Exercised                                                   --               (6,000)        $  3.00
                                                                 -----------------------------------

          BALANCE AT DECEMBER 31, 1996                              321,750              596,250         $ 12.38
           Options:
             Granted at market                                      (18,500)              18,500         $  8.90
             Granted at a premium                                   (77,500)              77,500         $ 10.54
             Exercised                                                   --              (52,000)        $  3.00
             Canceled                                                63,084              (63,084)        $ 14.54
                                                                 -----------------------------------

          BALANCE AT DECEMBER 31, 1997                              288,834              577,166         $ 12.64
           CEI Plan Authorization                                   988,000
             Outstanding CEI Plan
             Options                                               (848,000)             848,000         $  1.85
           Options:
             Granted at market                                     (447,500)             447,500         $  1.25
             Canceled                                               364,166             (364,166)        $ 15.75
             Canceled                                                    --              (28,000)        $  3.00
                                                                 -----------------------------------

          BALANCE AT SEPTEMBER 30, 1998                             345,500            1,480,500         $  2.43
                                                                 ===================================

     WARRANTS
     --------

     Pursuant to the terms of the Combination Agreement, holders of CEI Stock Purchase Warrants have the right to purchase CEI Exchangeable Shares which are exchangeable generally at the option of the holder for shares of the Company's Common Stock on a share-for-share basis. As of September 30, 1998, a total of 1,097,511 CEI Stock Purchase Warrants were outstanding. A summary of the CEI Stock Purchase Warrants is as follows:

             NUMBER             EXERCISE PRICE IN
          OF WARRANTS           CANADIAN DOLLARS             EXPIRATION DATE
         -------------         -------------------          -----------------
             164,008                C$  2.75                 April 30, 1999
              32,000                C$  2.875                July 31, 1999
             901,503                C$  3.25                 November 1, 1999
         -------------
           1,097,511
         =============

(11) Net Loss Per Common Share
     -------------------------

     Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended September 30, 1998 and September 30, 1997 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the nine month periods ended September 30, 1998 and 1997 is 14,072,572 and 11,200,757, respectively. The weighted average number of common shares outstanding includes 8,543,014 and 0 Exchangeable Shares issued in connection with the Transaction, respectively, and excludes 1,480,500 and 603,250 shares issuable upon exercise of options, respectively, because they are anti-dilutive.

(12) Commitments and Contingencies
     -----------------------------

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES - The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 1998 and December 31, 1997, the Company had the contingent obligation to issue an aggregate of 187,500 shares (after giving effect to the Reverse Split) of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project. The Company believes that it has no further obligation to fund any operations of Kashtan or Intergas.

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

     LEGAL PROCEEDINGS AND POTENTIAL CLAIMS - On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to the Company most of the Company's interest in UK-RAN Oil Corporation ("UK-RAN") through which the Company holds its interest in Kashtan, filed suit against the Company and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged that Zhoda was, on several theories, wrongfully deprived of the value of the UK-RAN shares it transferred to the Company or the contingent consideration it might have received under its agreement with the Company. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7.5 million, redelivery of the UK-RAN shares transferred to the Company, fees, expenses and costs and any further relief to which it may be entitled. The Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties did not commence arbitration in New York, New York. On July 10, 1998, a request for arbitration was filed by Zhoda with the International Chamber of Commerce ("ICC"). On July 17, 1998, the Harris County District Court issued an order retaining the case and directing that the arbitration be held and concluded by April 16, 1999. On August 31, 1998 the Company filed an answer and counterclaim to the request for arbitration of Zhoda with the ICC. On November 4, 1998 a reply to the Company's answer and counterclaim was filed by Zhoda with the ICC.

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

     On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against the Company and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. As of November 7, 1998, the Company and its subsidiary had not been served with the complaint in the action.

     Management is unable to estimate the range that such potential claims, if any, might total. However, if any claims which have been or in the future are asserted were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company. Any claims relating to oil and gas ventures may be adjudicated in host country forums under host country law.

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

General Development of Business
-------------------------------

          CanArgo Energy Inc., a wholly-owned subsidiary of the Company ("CEI"), conducts its business in Eastern Europe and Asia through a wholly-owned operating subsidiary, CanArgo Limited, a Guernsey company. CanArgo Limited has two active second-tier subsidiaries. The first is Ninotsminda Oil Company Limited ("NOC"), 55.9% of the equity of which is owned by CanArgo Limited. NOC is a Cypriot company engaged in the exploration and development of oil and gas properties in the Republic of Georgia. NOC operates under the terms of a production sharing contract ("PSC") signed on February 15, 1996 between NOC and the Republic of Georgia represented by the state oil company, Georgian Oil. The second is CanArgo (Nazvrevi) Ltd., a wholly owned subsidiary of CanArgo Limited, which has entered into a further production sharing contract with Georgian Oil in respect of the Nazvrevi prospect in Georgia. In addition, CEI holds a 50% interest in CanArgo Power Corporation ("CPC"), which is pursuing an independent power generation pilot project associated with the Ninotsminda project.

          The license areas covered by the PSC held by NOC include the Ninotsminda Field, the West Rustavi Field and the Manavi prospect. Production from the Ninotsminda Field commenced in the early part of 1996. Under the terms of the PSC, Georgian Oil has a right to receive in kind "determined oil" (an amount based upon agreed oil reserves at the time the PSC was executed), amounting to approximately, 740, 542, 280 and 93 Barrels of Oil Per Day ("BOPD"), during 1998, 1999, 2000 and 2001 respectively. Up to a maximum of 50% of production revenues from the field in any given year, net of determined oil, is applied to recover NOC's accumulated capital, operating costs and agreed administrative costs ("cost recovery oil"). The balance of production revenues from the field in any given year, net of determined oil and cost recovery oil, is shared on the basis of 70% to Georgian Oil and 30% to NOC ("profit oil"). Once cumulative production from well N96 (which was completed in October 1997) reaches 200,000 barrels, NOC is required to pay Georgia Makoil $500,000 from cost recovery oil and 1.5% of profit oil (i.e. 1.5% of 30%). Georgia Makoil assigned its rights in respect of the Ninotsminda Field to NOC in consideration, in part, for the royalty interest described above.

          The current operator of the license areas is a local contract service company, Georgian British Oil Company ("GBOC"). GBOC is staffed with local personnel obtained from Georgian Oil who have experience with the Ninotsminda and the adjacent Samgori fields. Under the terms of the PSC, NOC may change the operator with the consent of Georgian Oil.

          The PSC held by CanArgo (Nazvrevi) Ltd. covers the Nazvrevi and Block XIII areas of East Georgia, adjacent to the Ninotsminda and West Rustavi fields. The area is a large (2,100 square kilometer) exploration area adjacent to existing infrastructure. Under the terms of the PSC, all capital and operating costs will be paid by CanArgo (Nazvrevi) Ltd. Fifty percent of production revenues in any given year will be applied to recovery of CanArgo (Nazvrevi) Ltd's accumulated capital and operating costs. The remaining 50% will be shared on a 50/50 basis between CanArgo (Nazvrevi) Ltd. and Georgian Oil until such time as CanArgo (Nazvrevi) Ltd.'s capital and operating costs have been recovered. Thereafter, 70% of production revenues in such year will be paid to Georgian Oil and 30% to CanArgo (Nazvrevi) Ltd. Work commitments under the PSC are to spend $1,000,000 by the end of 1999. In September 1998, the Company farmed out a portion of its interest in this area in exchange for participation in a seismic survey. The seismic survey consisting of the acquisition of approximately 170 kilometers of seismic data is currently underway at an expected cost, net to the Company of $575,000. This will fully satisfy the work commitments for this license.

          In addition to its oil and gas exploration and development projects in Georgia, CEI holds a 50% interest in CPC. CPC is planning to install and operate a 3.0 Megawatt gas fired power generator. The intention of the Company is to utilize gas from the Ninotsminda Field to fuel the plant and to sell the produced electricity to the Ninotsminda project and other local purchasers. If successful, the Company believes the facility would be the first private regional electricity company in the Republic of Georgia.

          In September 1998 the Company reached agreement to acquire an equity interest in an oil refinery near Tblisi in the Republic of Georgia. The refinery currently produces naptha, diesel and fuel oil, and the product stream is to be further diversified to include kerosene and jet fuel. The Company's $1,860,000 investment is to be funded over a five month period, from September 1998 to January 1999, for which the Company will receive a 24% interest in the entity owning the refinery. NOC is under no obligation to sell oil to the refinery and it continues to develop sales within the regional export market.

Liquidity, Capital Resources, and Changes in Financial Condition
----------------------------------------------------------------

          During the fourth quarter of 1997, the Company commenced a program to preserve its financial resources by reducing general and administrative expenses and limiting its investments in and advances to oil and gas ventures and properties in which it holds interests, while it explored and pursued strategic alternatives with the assistance of investment advisors. As a result of its consideration of strategic alternatives, on February 2, 1998 the Company entered into an agreement with CEI contemplating a series of transactions (collectively the "Transaction") to effect a business combination involving CEI and the Company. The Transaction was consummated on July 15, 1998, and as a result CEI became a subsidiary of the Company, each previously outstanding CEI Common Share was converted into the right to receive 0.8 share of Company Common Stock, which provided the former holders of CEI securities with the right to receive approximately 47% of the Company's Common Stock, and the management of CEI succeeded to a majority of the senior management positions in the Company. Under the succeeding management the program to reduce expenses and limit investment and advances in oil and gas ventures without prospects for early cash flow has continued. The Company continues to incur general and administrative costs and project costs which were committed to prior to the Transaction. The Company expects that the ongoing costs from the restructuring of the Company will finally be eliminated by July, 1999. In connection with the Transaction, the Company on July 15, 1998 filed amendments to its Certificate of Incorporation effecting a one-for-two reverse stock split and changing the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation.

          Capital expenditures by NOC in 1998 are currently projected to be approximately $7,350,000 of which $3,990,000 has been spent at September 30, 1998. Current development plans for the Ninotsminda Field in 1999 include the drilling of a minimum of three development wells plus five major workovers of existing wells for a total budgeted cost of $8,415,000. As a considerable amount of infrastructure has been put in place for the Ninotsminda Field by Georgian Oil, subsequent increases in oil production are not expected to increase infrastructure costs substantially. No assurance can be given, however, that NOC's development plan will increase production or that operating revenues will exceed operating expenses.

          As of September 30, 1998, the Company had working capital of $6,717,000, compared to working capital of $13,971,000 as of December 31, 1997. The $7,254,000 decrease in working capital from December 31, 1997 to September 30, 1998 reflects principally expenditures on 1998 acquisition costs relating to the Transaction, restructuring costs associated with the program to reduce overall costs, operating activities, including general and administrative expenses and direct project costs, and capital expenditures relating to the Ninotsminda Field in the Republic of Georgia. The decrease in cash and cash equivalents was partially offset by an increase in accounts receivable.

          Cash and cash equivalents decreased $8,073,000 from $14,164,000 at December 31, 1997 to $6,091,000 at September 30, 1998, primarily as a result of expenditures on operating activities and activities relating to the Transaction. Cash and cash equivalents include cash held by NOC of $1,495,000 which the Company has the limited ability to withdraw. The general and administrative expenses of $2,721,000, direct project costs of $1,012,000, acquisition costs of $1,215,000, and investment in property, plant and equipment of $1,896,000 and oil and gas property of $1,224,000 incurred during the first nine months of 1998 all involved principally cash items. The use of cash to fund expenditures was partially offset by the release of restrictions that had applied to $1,133,000 of the Company's previously restricted cash.

          These cash balances are not sufficient to cover the Company's working capital requirements and capital expenditure plans during the remainder of 1998 and through 1999. To avoid cutbacks to the Company's capital expenditure plans, the Company is seeking the funds necessary to cover its working capital and capital expenditure plans. Potential sources of funds include project financing, additional equity and joint ventures with other companies. Based on continuing discussions with major stockholders, investment bankers, potential partners and other oil companies, the Company believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. In October 1998, the International Finance Corporation ("IFC") approved, subject to the execution of definitive legal documentation, a $6,000,000 convertible loan to NOC. The Company is not obligated to provide additional capital to any of its projects with the exception of its share of a $2,000,000 shareholders supporting loan to NOC upon completion of IFC financing. However there is no assurance that the non-controlling shareholder in NOC will contribute its share of the shareholder supporting loan, in which case the Company maybe required to source additional capital to meet the IFC's funding requirements.

          Accounts receivable increased from nil at December 31, 1997, when the minimal amount of accounts receivable were classified within other current assets, to $454,000 at September 30, 1998, primarily as a result of $120,000 relating to oil revenue. In addition, $92,000 of receivables which had previously been included within other current assets were reclassified as accounts receivable at September 30, 1998.

          Advances to operator increased from nil at December 31, 1997 to $1,764,000 at September 30, 1998 as a result of advances to GBOC, the operator for the Ninotsminda Field.

          Inventory increased from nil at December 31, 1997 to $170,000 at September 30, 1998 as result of placing oil produced at the Ninotsminda Field in storage.

          Other current assets decreased from $762,000 at December 31, 1997 to $345,000 at September 30, 1998, primarily as a result of the collection of $234,000 on claims that had been included within other current assets, the amortization of prepaid expenses amounting to $264,000, and the reclassification of remaining receivables during that nine month period, partly offset by the prepayment of insurance premiums amounting to $155,000 in the third quarter of 1998.

          The $8,547,000 decrease in current liabilities during the nine months ended September 30, 1998 is primarily attributable to a $9,018,000 decrease in accrued liabilities, which in turn is primarily attributable to payment of various liabilities accrued at December 31, 1997 relating to the payment of bank debt and related interest incurred by Kashtan Petroleum Ltd. ("Kashtan"), the entity operating the Lelyaki Field project, Lelyaki Field project closedown costs, employee termination costs and payment for oilfield equipment; partly offset by increased accounts payable due to the Company's acquisition of CEI .

          Property and equipment, net, increased from $5,942,000 at December 31, 1997 to $7,161,000 at September 30, 1998, primarily as a result of the Company's acquisition of CEI.

          Oil and gas properties, net increased from $1,479,000 at December 31, 1997 to $26,729,000 at September 30, 1998 primarily as a result of the Company's acquisition of CEI. The effect of the acquisition was partly offset by writedowns of the Company's oil and gas properties associated with the Sylvan Lake project aggregating $900,000 as a result of a decline of heavy oil prices during the first nine months of 1998 and the application of the quarterly full cost ceiling test.

          Investments in and advances to oil and gas ventures, net decreased during the nine month period ended September 30, 1998 from $5,387,000 at December 31, 1997 to $5,362,000 at September 30, 1998. The decrease reflects the Company's equity in the loss of Boryslaw Oil Company ("BOC"), the entity developing the Stynawske Field project, for the first nine months of 1998, which was partly offset by the Company's advances to BOC in the first nine months of 1998.

          The balance of $5,387,000 as of December 31, 1997 and $5,362,000 as of September 30, 1998 in investments in and advances to oil and gas ventures, net, relates solely to BOC and the Stynawske Field project. The Company has the responsibility for arranging financing for this venture and, unless third-party financing can be arranged, the Company might have to supply the capital to finance operations until the venture generates positive cash flow, which would have the effect of increasing investments in and advances to oil and gas ventures. The amount of such advances may be greater than the amount of the operating losses recognized by the Company, which would cause such net investment balances to increase. Such investments at the initial stages of development are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that the Company will either be able to arrange third-party financing for such venture or have sufficient resources to fund the capital and operating needs of the venture or that the venture will be successful.

          The Company is aware that its recent stock price does not meet the minimum bid price requirements of the NASDAQ National Market. The Company believes, based on its net book value of $1.97 per share, recent business progress and improving market conditions, that the current situation should be temporary. Nevertheless, the Company is corresponding with the NASDAQ National Market and is prepared to be proactive in protecting shareholder liquidity.

          As a result of the Company's suspension of activities relating to Kashtan, Intergas JSC ("Intergas"), the entity developing the Maykop Field project, and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company has been advised that Intergas and another shareholder of Intergas are considering asserting such claims. The Company management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the Company's financial position, result of operations and cash flows. Any such claims may be adjudicated in host country forums under host country law.

          The Company has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require the Company to expend funds and to issue shares of its Common Stock. The Company believes that it has no further obligation to fund any operations of Kashtan or Intergas. At September 30, 1998, the Company had contingent obligations, subject to the satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, involving 187,500 shares (after giving effect to the one-for-two reverse split). As the Company develops current projects and undertakes other projects, significant additional obligations may be incurred.

          Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. Full development of the Company's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. The Company also intends where opportunities exist to farm-out portions of its interests in oil and gas properties and ventures to entities that can provide such financing. The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of the Company, such entities and their respective stockholders or participants

          Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company has plans to mobilize resources and achieve levels of production and profits sufficient to recover its carrying value. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures.

          The $339,000 due to affiliated entity at September 30, 1998 relates to a loan from Terrenex Acquisition Corporation. Long term debt at September 30, 1998 of $896,000 relates to a loan and an advance to NOC from NOC's non-controlling shareholder. Minority interest in subsidiaries at September 30, 1998 of $3,385,000 relates to the 44.1% interest of the non-controlling shareholder in NOC.

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

          Nine month periods ended September 30, 1998 and 1997:

          The Company recorded operating revenue of $520,000 during the nine month period ended September 30, 1998 compared with $173,000 for the nine month period ended September 30, 1997. Revenue of $331,000 in the nine month period ended September 30, 1998 related to oil production of 151,000 barrels ("bbls") gross (54,600 bbls net to NOC) from the Ninotsminda Field subsequent to the Transaction less net production placed in storage of 34,500 bbls. and revenue of $177,000 related to oil production from the Sylvan Lake property in Alberta, Canada. Revenue for the nine month period ended September 30, 1997 primarily related to oil production from the Sylvan Lake property. Net sales from the Ninotsminda Field before prior months' oil price adjustments averaged $11.50 per barrel. The Company also recorded a nominal amount of revenue during nine month period ended September 30, 1998 from the sale of electrically enhanced oil recovery ("EEOR") equipment; there was no revenue from the sale of EEOR equipment for the nine month period ended September 30, 1997.

          The operating loss for the nine month period ended September 30, 1998 amounted to $5,015,000, compared with $6,645,000 for the nine month period ended September 30, 1997. Lease operating expenses increased to $477,000 during the nine month period ended September 30, 1998, as compared to $117,000 for the nine month period ended September 30, 1997, primarily as a result of the inclusion of expenses related to the Company's interest in the Ninotsminda Field subsequent to the Transaction. Direct project costs increased to $1,012,000 from $815,000 for the nine month period ended September 30, 1997, reflecting activity related to the Ninotsminda Field subsequent to the Transaction and to BOC and the winding down of certain oil and gas ventures. The increase in depreciation, depletion and amortization expense from $158,000 for the nine month period ended September 30, 1997 to $261,000 during the nine month period ended September 30, 1998 is attributable principally to depletion subsequent to the Transaction related to the Company's acquisition of the Ninotsminda Field and increased production of oil from the Sylvan Lake property. The loss from investments in unconsolidated subsidiaries decreased to $152,000 during the nine month period ended September 30, 1998, from $3,011,000 for the nine month period ended September 30, 1997, as a result of the substantially lower level of activity in the unconsolidated subsidiaries in the first nine months of 1998,
reflecting the impairment of most venture assets during 1997.   During the nine
month period ended September 30, 1998, the Company wrotedown its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test. There was no comparable writedown during the first nine months of 1997. If oil prices decline further, the Company may experience additional writedowns.

          Although lease operating expenses exceeded revenue for the Sylvan Lake property for the first nine months of 1998, the Company does not believe that such expenses will continue to exceed revenue because expenses during the nine month period ended September 30, 1998 included non-recurring costs. In addition, prices for heavy oil were depressed during the first nine months of 1998, resulting in decreased revenue per unit produced. No assurance can be given, however, that prices for heavy oil will improve or that operating revenue will exceed lease operating expenses from the Sylvan Lake property or other properties in future periods.

          The Company recorded net other income of $171,000 for the nine month period ended September 30, 1998, as compared to $783,000 during the nine month period ended September 30, 1997. The principal reason for the decrease is the Company's 1998 payment of interest expense on behalf of Kashtan. This was partially offset by a loss that the Company recorded on the disposition of miscellaneous equipment and property amounting to $266,000 in the first nine months of 1997; the comparable loss incurred in the first nine months of 1998 was $28,000.

          The net loss of $4,790,000, or $0.34 per share, during the nine month period ended September 30, 1998 compares to a net loss of $5,675,000, or $.51 per share, for the nine month period ended September 30, 1997.

          Three month periods ended September 30, 1998 and 1997:

          The Company recorded operating revenue of $375,000 during the three month period ended September 30, 1998, compared with $63,000 for the three month period ended September 30, 1997. Revenue of $331,000 in the three month period ended September 30, 1998 related to oil production of 151,000 bbls. gross (54,600 bbls. net to NOC) from the Ninotsminda Field subsequent to the Transaction less net production placed in storage of 34,500 bbls. and revenue of $44,000 related to oil production from the Sylvan Lake property in Alberta, Canada. Revenue for the quarter ended September 30, 1997 primarily related to oil production from the Sylvan Lake property. Net sales from the Ninotsminda Field before prior months oil price adjustments averaged $11.50 per barrel.

          The operating loss for the three month period ended September 30, 1998 amounted to $787,000, compared with $2,703,000 for the three month period ended September 30, 1997. Lease operating expenses increased to $300,000 during the three month period ended September 30, 1998, as compared to $49,000 for the three month period ended September 30, 1997, primarily as a result of the Company's acquisition of the Ninotsminda Field and as a result of greater unit production from the Sylvan Lake property in the third quarter of 1998. Direct project costs decreased to $228,000 from $421,000 for the three month period ended September 30, 1997, primarily reflecting reduced activity with respect to the Company's projects that predated the Transaction, partially offset by activity related to the Ninotsminda Field. The increase in depreciation, depletion and amortization expense from $80,000 for the three month period ended September 30, 1997 to $101,000 during the three month period ended September 30, 1998 is attributable principally to depletion associated with production of oil from Ninotsminda Field subsequent to the Transaction, partially offset by a reduced charge for depreciation due to disposal of office equipment. The loss from investments in unconsolidated subsidiaries decreased to $17,000 during the three month period ended September 30, 1998, as compared to $1,647,000 for the three month period ended September 30, 1997, as a result of the substantially lower level of activity in the unconsolidated subsidiaries in the third quarter of 1998, reflecting the impairment of most venture assets during 1997.

          Although lease operating expenses for the Sylvan Lake property exceeded revenue for the third quarter of 1998, the Company does not believe that such expenses will continue to exceed revenue because expenses during the three month period ended September 30, 1998, included non-recurring costs. In addition, prices for heavy oil were depressed during the third quarter of 1998 resulting in decreased revenue per unit produced due to the decline in heavy oil prices. No assurance can be given, however, that prices for heavy oil will improve or that operating revenue will exceed lease operating expenses from the Sylvan Lake property or other properties in future periods.

          The Company recorded net other expense of $48,000 for the three month period ended September 30, 1998, as compared to net other income of $346,000 during the three month period ended September 30, 1997. The principal reason for the decrease is the reduced amount of interest earned due to the Company's lower total of cash and cash equivalents and restricted cash in the third quarter of 1998, partially offset by a loss that the Company recorded in 1997 from the disposition of miscellaneous equipment and property amounting to $44,000 in the third quarter of 1997; there was no comparable loss in the third quarter of 1998.

          The net loss of $781,000, or $0.04 per share, during the three month period ended September 30, 1998 compares to a net loss of $2,250,000, or $.20 per share, for the three month period ended September 30, 1997.

Year 2000 Compliance
--------------------

          The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or create erroneous results. The Company has completed a preliminary review of its existing systems and has upgraded its accounting information systems to software that purports to be Year 2000 compliant. The majority of other software and hardware currently used by the Company is believed to be Year 2000 compliant and the cost of converting any non-compliant systems is not expected to be material to the Company's financial condition. Although the Company does not expect to incur significant additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case.

          The Company currently has limited information concerning the Year 2000 compliance status of its suppliers of goods and services including the status of its contract operator in the Republic of Georgia. The company intends to initiate formal communications with all of its significant suppliers with respect to such persons' Year 2000 compliance and status. Should remedial efforts be required, the inability of the Company or its principal suppliers to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. Should it become apparent that significant remedial action is required by the Company's suppliers, a contingency plan will be developed by January 31, 1999.

New Accounting Standards
------------------------

          In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information and in 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 130 became effective on January 1, 1998; however, the Company had no comprehensive income other than net income. SFAS No. 131 and SFAS No. 133 will be adopted in the annual financial statements for 1998 and 1999, respectively, and based on present circumstances would not have any material effect on the Company's financial statements.

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

          Few of such forward looking statements deal with matters that are within the unilateral control of the Company. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of the Company and may conflict with the Company's interests. Unless the Company and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated. Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. The Company does not have a majority of the equity in BOC, the entity that is the licensed developer of the Stynawske Field project, even though the Company may be the designated operator of the oil or gas field. Thus, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of the Company, even if they generally share the Company's objectives. Suppliers may not update their computer systems to be Year 2000 compliant and may misreport the status of their compliance to the Company. Systems that the Company believe to be Year 2000 compliant may in fact be non-compliant. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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

                          PART II - OTHER INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

          On February 20, 1998, Zhoda Corporation ("Zhoda"), which sold to the Company most of the Company's interest in UK-RAN, filed suit against the Company and two of its consolidated subsidiaries in the District Court of Harris County, Texas. Zhoda alleged under several theories that Zhoda was wrongfully deprived of the value of the UK-RAN shares it transferred to the Company or the contingent consideration it might have received under its agreement with the Company. Among the theories of Zhoda's complaint were breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda sought damages in excess of $7,500,000, redelivery of the UK-RAN shares transferred to the Company, fees, expenses and costs and any further relief to which it may be entitled. An outcome of this proceeding that is unfavorable to the Company could have a material adverse impact on the Company's financial condition and results of operations. The Harris County District Court issued an order staying the litigation initiated by Zhoda in its entirety and indicating that the Court would dismiss the action if the parties did not commence arbitration in New York, New York. On July 10, 1998, a request for arbitration was filed by Zhoda with the International Chamber of Commerce. On July 17, 1998, the Harris County District Court issued an order retaining the case and directing that the arbitration be held and concluded by April 16, 1999. On August 31, 1998 the Company filed an answer and counterclaim to the request for arbitration of Zhoda with the ICC. On November 4, 1998 a reply to the Company's answer and counterclaim was filed by Zhoda with the ICC. Orest Senkiw, who was a Vice President of the Company from February 4, 1997 to December 1, 1997, and his wife and adult children indirectly beneficially own in the aggregate 10.3% of the outstanding stock of Zhoda.

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

          On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company the outstanding capital of Gastron International Limited ("Gastron"), which in turn owned 31% of the capital of Intergas, filed suit against the Company and one of its consolidated subsidiaries in the Third Judicial District Court of Salt Lake County, Utah. In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the outstanding capital of Gastron and failure of a condition in that contract that should have resulted in its termination. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract, including the shares of Gastron and any property transferred by Gastron, or, alternatively, damages equal to the value of such benefits, as well as fees, costs and such other relief as the court deems proper. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 700,000 shares of the Company Common Stock, and the Company believes that as a result of the failure of conditions precedent to the payment of consideration no consideration is payable under that contract. As of November 6, 1998, the Company and its subsidiary had not been served with the complaint in the action. An outcome of this proceeding unfavorable to the Company could have a material adverse impact on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A Special Meeting of Stockholders was held on July 8, 1998. Stockholders voted (1) to approve the issuance of 100 shares of Series Voting Preferred Stock and up to 24,448,860 shares of Common Stock, as then constituted, pursuant to the terms of an Amended and Restated Combination Agreement with CanArgo Energy Inc., dated as of February 2, 1998 (the "Stock Issuance Proposal"), (2) to approve an amendment to the Certificate of Incorporation to change the Company's name from "Fountain Oil Incorporated" to "CanArgo Energy Corporation" (the "Name Change") and (3) to approve an amendment to the Certificate of Incorporation to effect a 1-for-2 reverse stock split of the outstanding Common Stock (the "Reverse Stock Split"). On the Record Date, May 22, 1998, there were 22,447,489 shares of Common Stock outstanding.

          With respect to the Stock Issuance Proposal, the tabulation of votes was 13,179,218 voted in favor, 2,428,545 shares voted against, 43,764 shares abstained and 6,282,123 shares as broker non-votes.

          With respect to the Name Change, the tabulation of votes was 19,475,036 voted in favor, 2,419,060 shares voted against, 39,554 shares abstained and no broker non-votes.

          With respect to the Reverse Stock Split, the tabulation of votes was 15,387,952 voted in favor, 328,912 shares voted against, 51,060 shares abstained and 6,165,726 shares as broker non-votes.

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

                 *10(17) Amended and Restated 1995 Long-Term Incentive Plan.

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

                 *10(27) Amended and Restated CanArgo Energy Inc. Stock Option
                         Plan.

                 *10(28) Workorder between CanArgo Energy Inc. and Nils N.
                         Trulsvik as Consultant.

                 *10(29) Workorder between CanArgo Energy Inc. and Einar H.
                         Bandlien as Consultant.

                 *10(30) Consultancy Agreement between CanArgo Energy
                         Corporation and Fincom AS, Norway.

                 *10(31) Employment Contract between CanArgo Energy Inc. and
                         Anthony J. Potter.

                  27     Financial Data Schedule (EDGAR filing only).

          (b)  Reports on Form 8-K

               On July 7, 1998, the Company filed a Form 8-K dated July 7, 1998 reporting Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding the rejection of Bargo Acquisition Corporation proposal.

               On July 24, 1998, the Company filed a Form 8-K dated July 15, 1998 reporting Item 1. Changes in Control of Registrant, Item 2. Acquisition or Disposition of Assets, Item 5. Other Events and
               Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding (i) a changed in the directors of the Company in connection with (ii) the acquisition of all of the common shares of CanArgo Oil and Gas Inc., formerly known as CanArgo Energy Inc. and (iii) amendments to the Company's Certificate of Incorporation (1) to change the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation and (2) to effect a one-for-two reverse stock split.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CANARGO ENERGY CORPORATION



Date: November 10, 1998           By:/s/ Michael Binnion
                                     ----------------------------------------
                                     Michael Binnion
                                     President and Chief Financial Officer

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

  *10(17)      Amended and Restated 1995 Long-Term Incentive Plan.           X

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

  *10(27)      Amended and Restated CanArgo Energy Inc. Stock
               Option Plan.                                                  X

  *10(28)      Workorder between CanArgo Energy Inc. and Nils N.
               Trulsvik as Consultant.                                       X

  *10(29)      Workorder between CanArgo Energy Inc. and Einar H.
               Bandlien as Consultant.                                       X

  *10(30)      Consultancy Agreement between CanArgo Energy
               Corporation and Fincom AS, Norway.                            X

  *10(31)      Employment Contract between CanArgo Energy Inc. and
               Anthony J. Potter.                                            X

  27           Financial Data Schedule (EDGAR filing only).                  X