Form 10-K405
period 1998-12-31
CANARGO ENERGY CORP
filed 1999-03-31
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

For the transition period from

                         Commission File Number 0-9147

                           CANARGO ENERGY CORPORATION
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    91-0881481
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                           1580, 727 - 7TH AVENUE SW
                       CALGARY, ALBERTA, CANADA  T2P 0Z5
                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code:   (403) 777-1185


              SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES [ X ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment
to this Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 1998, was $4,973,937.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 19,389,920 shares outstanding as of February 28, 1999. An additional 1,874,723 shares of Common Stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         CanArgo Energy Corporation was formed in 1994 to continue, through reincorporation in Delaware, the business of a predecessor Oklahoma corporation which was formed in 1980. CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation in connection with a business combination with CanArgo Oil & Gas Inc. completed on July 15, 1998. CanArgo conducts its principal operations through subsidiaries, and unless otherwise indicated by the context, the terms CanArgo and the Company refer to CanArgo Energy Corporation and its consolidated subsidiaries.

         CanArgo initially operated as an oil and gas exploration and production company. It altered its principal focus to the application of electrically enhanced heavy oil recovery technology in 1988, and that focus continued through 1994. In early 1995, CanArgo shifted its principal activities to acquiring and developing interests in Eastern European oil and gas properties. From 1995 to 1997, CanArgo established significant ownership interests in four Eastern European oil and gas development projects. As a result of disappointing results and other negative indications, CanArgo during the fourth quarter of 1997 wrote-off its entire investments in three of those four projects and began actively to seek a business combination or similar transaction with another oil and gas company.

         As a result of this effort, CanArgo entered into a business combination with CanArgo Oil & Gas Inc. Upon completion of the business combination in July 1998, CanArgo Oil & Gas Inc. became a subsidiary of CanArgo, the management of CanArgo Oil & Gas Inc. assumed the senior management positions in CanArgo, and CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation.

         At the time of the business combination, the principal operations and assets of CanArgo Oil & Gas Inc. were associated with the producing Ninotsminda oil field in the Republic of Georgia. Since the combination, development of the Ninotsminda field and related activities have become CanArgo's main focus. CanArgo has additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine, owns interests in other Eastern European oil and gas projects which CanArgo is not actively pursuing, and holds interests in small oil and gas properties in North America, some of which are producing modest amounts of oil and gas. CanArgo's principal product is crude oil, and the sale of that oil is its principal source of revenue.

NINOTSMINDA OIL FIELD

         Since completion of the business combination with CanArgo Oil & Gas Inc., CanArgo's resources have been focused on the development of the Ninotsminda oil field and some associated activities. The Ninotsminda oil field covers some 2,500 acres and is located forty kilometers east of the Georgian capital, Tbilisi. It is adjacent to and west of the Samgori oil field, which is Georgia's most productive oil field. The Ninotsminda field was discovered later than the Samgori field and has experienced substantially less development activity. The state oil company, Georgian Oil, and others including CanArgo have drilled sixteen wells in the Ninotsminda field, of which seven are currently classified as producing. Three of the seven wells classified as producing are presently shut-in while undergoing or awaiting rehabilitation, and production from the remaining four wells currently is approximately 1,200 barrels of oil per day.

Business Structure

         CanArgo's activities at the Ninotsminda oil field are conducted through Ninotsminda Oil Company, a 68.5% owned subsidiary. In November 1998, CanArgo increased its percentage ownership of Ninotsminda Oil Company from 55.9% to 68.5% when the other shareholder chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company's capital. During 1998, CanArgo invested $6,394,000 of cash in Ninotsminda Oil Company and, in addition, capitalized an aggregate of $1,164,000 in loans and accrued interest. If the other shareholder of Ninotsminda Oil Company declines to provides its pro rata share of required capital in the future, CanArgo may have to provide a disproportionate share of the capital Ninotsminda Oil Company requires, if those capital requirements are to be met. This would result in an increase in CanArgo's percentage ownership of Ninotsminda Oil Company. At the present time, Ninotsminda Oil Company does not have any plans to increase its capital.

         Ninotsminda Oil Company obtained its rights to the Ninotsminda field and two other fields under a 1996 production sharing contract with Georgian Oil. Ninotsminda Oil Company's rights under the agreement expire in December 2019, subject to possible loss of undeveloped areas prior to that date and possible extension with regard to developed areas.

         Under the production sharing contract, Georgian Oil has a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded during through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

o        542 barrels of oil per day during 1999;
o        280 barrels of oil per day during 2000; and
o        93 barrels of oil per day during 2001.

Of the remaining production, up to 50% will be allocated to Ninotsminda Oil Company for the recovery of the cumulative capital and operating costs associated with the Ninotsminda field, which Ninotsminda Oil Company initially pays. The balance of production is allocated on a 70/30 basis between Georgian Oil and Ninotsminda Oil Company. Thus while Ninotsminda Oil Company continues to have unrecovered costs, it will receive 65% of production in excess of the oil allocated to Georgian Oil on a priority basis with respect to projected base production. The allocation of a share of production to Georgian Oil relieves Ninotsminda Oil Company of all obligations it would otherwise have to pay taxes and similar levies to the Republic of Georgia with respect to Ninotsminda field operations.

         Georgian Oil and Ninotsminda Oil Company take their respective shares of production in kind, and they market their oil separately.

         Pursuant to the terms of the production sharing contract, a local, Georgian company must be appointed as field operator. The field operator provides the operating personnel and is responsible for day-to-day operations. Ninotsminda Oil Company pays the operating company's expenses associated with the development of the Ninotsminda field, and the operating company performs on a non-profit basis. The Georgian company serving as Ninotsminda field operator has eighty-eight full time employees, and substantially all of its activities relate to the development of the Ninotsminda field. The use of the Georgian company as field operator gives Ninotsminda Oil Company less control of operations than it might have if it were conducting operations directly.

         Ninotsminda field operations are determined by a governing body composed of members designated by Georgian Oil and Ninotsminda Oil Company, with the deciding vote allocated to Ninotsminda Oil Company.

Field Development

         When Ninotsminda Oil Company assumed developmental responsibility for the Ninotsminda field in 1996, production was minimal. CanArgo believes that the development and productivity of the Ninotsminda field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of non-optimal technology.

         Ninotsminda Oil Company's initial approach to Ninotsminda field development involved rehabilitating and adding additional perforations to existing wells, and this program is continuing. In 1997, Ninotsminda Oil Company commenced a drilling program, which has involved three wells thus far. The first was completed in October 1997. Under normal production conditions, this well has been producing at the rate of 400 to 600 barrels of oil per day but is currently shut-in. The second well was completed in October 1998. While testing and stimulation of this well are continuing prior to placing it on production, CanArgo believes that the second well will be less productive than the first. The drilling of the third well was suspended in December 1998 at a depth of 700 meters as a result of undependable electrical supply and is expected to resume in the spring of 1999 when the electrical supply is expected to improve. The lack of a reliable power supply has also caused delays in the testing of the second well and in the continuing field rehabilitation program. Ninotsminda Oil Company expects that the electrical supply problem will be resolved or mitigated if and when a planned gas fired, electric generating power plant near Ninotsminda commences operations. See "Ancillary Ninotsminda Area Projects-Electrical Power Generation", which discusses CanArgo's investment in a private power generation project in the Ninotsminda area which when operational should increase the supply of power available to the Ninotsminda field development program.

         During 1997 and 1998, Ninotsminda Oil Company acquired additional seismic data about the Ninotsminda field, which CanArgo believes will be useful in selecting additional drilling sites. To date, exploration and production at the Ninotsminda field have focused on one zone. There is, however, a second zone, from which oil has been produced in one well, that Ninotsminda Oil Company intends to examine. In addition, the Ninotsminda field has a gas cap above the principal producing zone. CanArgo has not yet fully evaluated the reserves and economics of production relating to the gas cap. There is no ready market at the present time for Ninotsminda gas. Most of the gas that is produced incidentally with Ninotsminda field oil is currently being flared. CanArgo expects that in the future such gas will be utilized by the private power generation operation to be established at Ninotsminda. CanArgo would, however, consider gas production in the future should a market develop into which the gas could be profitably sold.

         Ninotsminda Oil Company's current development program is defined in a schedule to Ninotsminda Oil Company's loan agreement with International Finance Corporation discussed below. The program described in the schedule covers a period that began in 1998 and will extend into 2000. The principal elements of the current development program include:

o Drilling and testing five new wells, of which one has been completed and a second started; one or more of the wells are expected to be drilled as horizontal wells;
o An extensive program for rehabilitating and maintaining existing wells, including major rehabilitations of at least five additional wells; major rehabilitations involve such actions as gas and water isolation procedures, reperforation of existing casing and application of stimulation techniques;
o Acquisition and analysis of additional seismic data, which has largely been completed; and
o Installation of additional facilities designed to support increased production to at least the level of 4,500 barrels of oil per day.

The current development program is expected to cost approximately $18.9 million, of which CanArgo estimates approximately one-half has already been expended. CanArgo expects the loan from the International Finance Corporation and a $2,000,000 subordinated loan from CanArgo to Ninotsminda Oil Company, both of which are discussed below, will provide most of the funds required to complete the current development program. Completion is anticipated by mid-2000, provided funding through the IFC loan and the subordinated loan from CanArgo is made available to Ninotsminda Oil Company promptly. At the present time, CanArgo is not able to fund the subordinated loan, which must be in place before disbursements will be made under the IFC loan.

         The objective of the current development plan for the Ninotsminda field is to increase the field's production level to 4,500 barrels of oil per day. Ninotsminda Oil Company's ability to complete the program successfully and reach that production level is subject to many risks, including those described in "Risks Associated with CanArgo's Oil and Gas Activities" below. No assurances can be given that the current development program for the Ninotsminda field will be successfully completed or that the 4,500 barrels of oil per day production level will be achieved.

         While it is highly speculative and will depend significantly upon the results of the current development program, CanArgo currently estimates that a full Ninotsminda field development plan would cost an additional $16 million and include the drilling of nine additional wells. Should Ninotsminda Oil Company attempt to implement such a plan during the two or three years immediately following completion of the current development plan, it would require substantial additional funding. It is unlikely CanArgo could provide such funding unless CanArgo itself obtained substantial additional funding.

International Finance Corporation Loan

         In December 1998, Ninotsminda Oil Company entered into a convertible loan agreement with International Finance Corporation, an affiliate of the World Bank. Pursuant to the loan agreement, IFC agrees under specified conditions to lend $6 million to Ninotsminda Oil Company primarily to fund the Ninotsminda field current development program. The first disbursement under the loan agreement must be made before July 1, 1999, and IFC has no obligation to disburse funds after June 29, 2000.

         Ninotsminda Oil Company is required to repay the loan in five semi-annual payments of $1.2 million each commencing December 2001. Ninotsminda Oil Company has pledged substantially all of its assets to IFC to secure the loan.

         The loan will bear interest at LIBOR plus 3%. LIBOR is currently approximately 5% per year. In addition, Ninotsminda Oil Company has paid to IFC a facility fee of $60,000 and will pay a commitment fee equal to 1/2 of 1% per annum on the portion of the $6 million that has not been disbursed.

         Both the initial disbursement of the loan and each subsequent disbursement are subject to a large number of conditions. The conditions applicable to all disbursements include:

o The maintenance of specified financial ratios by Ninotsminda Oil Company, including:

         o    a debt-to-equity ratio that does not exceed 1:1; and

         o a ratio of the present value of projected future cash flows from proved reserves to outstanding long-term indebtedness that exceeds 1.6:1;

o The absence of any material adverse changes in Ninotsminda Oil Company's financial condition or business prospects;

o Ninotsminda Oil Company's reaffirmance of various representations and warranties on and as of the date of disbursement.

         Before IFC will advance the initial funds to Ninotsminda Oil Company, additional significant conditions must be satisfied. Among the important conditions to the first disbursement are:

o The shareholders of Ninotsminda Oil Company must provide a $2 million subordinated loan to Ninotsminda Oil Company; since the other shareholder has indicated that it will not participate in such a loan, this is effectively a condition that CanArgo provide the $2 million loan;

o Evidence has been presented to IFC that Ninotsminda Oil Company has received at least $10 million from its shareholders since the beginning of 1998 in the form of equity contributions and the $2 million subordinated loan, which either has been expended on the Ninotsminda field current development program or is held in a cash account; and
o IFC has received favorable legal opinions on a variety of matters relating to the loan.

No assurances can be given that the conditions to disbursement will be satisfied, or if not satisfied waived, or that the IFC will fund all or any part of the $6,000,000 loan.

         CanArgo does not presently have the resources to provide the $2,000,000 subordinated loan to Ninotsminda Oil Company. CanArgo has filed a registration statement with the Securities and Exchange Commission for an offering of 21,264,643 shares of its common stock with a view towards raising a minimum of $3,000,000 in gross proceeds. A high priority use of the proceeds of this offering, if it is completed, was intended to be funding the $2,000,000 subordinated loan. CanArgo may seek stockholder authorization of a reverse stock split of its common stock before proceeding with the offering, which could delay any such offering. CanArgo also intends to pursue financing alternatives, such as a secured loan, to obtain the resources to fund the subordinated loan on an accelerated basis. No assurances can be given that CanArgo will be able to complete this offering successfully. In the absence of a successful offering, CanArgo may be unable to fund the $2,000,000 subordinated loan.

         The IFC has the right under the loan agreement to convert all or part of the loan into common shares of Ninotsminda Oil Company. If the entire $6,000,000 loan were converted, IFC would receive shares representing 20% of the equity of Ninotsminda Oil Company. This would reduce CanArgo's percentage ownership of Ninotsminda Oil Company from 68.5% to 54.8% but would leave Ninotsminda Oil Company as a consolidated subsidiary of CanArgo. The conversion right remains in effect until approximately three months after:

o the completion of the current development program for the Ninotsminda field;
o the achievement of sustained production of at least 4,500 barrels of oil per day; and
o        the completion of various procedural requirements.

         CanArgo has provided a partial guaranty of the IFC loan to Ninotsminda Oil Company and has pledged the shares of Ninotsminda Oil Company stock that it owns to secure its guaranty obligation. Under the guaranty, CanArgo will be responsible for the first $4.1 million of guaranteed indebtedness and related monetary obligations of Ninotsminda Oil Company to IFC under the loan agreement and 68.5% of any such guaranteed obligations in excess of $6 million.

         If IFC converts the loan into Ninotsminda Oil Company stock, it has the right to require CanArgo and the other shareholder of Ninotsminda Oil Company to purchase a portion of the shares IFC acquires through conversion. The purchase price for those shares shall be based on the greater of the cost of those shares to IFC plus interest and the portion of Ninotsminda Oil Company net asset value attributable to those shares. CanArgo is obligated to purchase all shares that IFC is requiring the existing shareholders of Ninotsminda Oil Company to purchase until it has spent $4,100,000 on such purchases, and then CanArgo must purchase 68.5% of all shares that IFC is requiring the existing shareholders of Ninotsminda Oil Company to purchase after an aggregate of $6 million has been spent on such purchases. The repurchase obligation will terminate no later than December 31, 2007.

Processing, Sale and Customers

         Georgian Oil built a considerable amount of infrastructure in and adjacent to the Ninotsminda field prior to entering into the production sharing contract with Ninotsminda Oil Company, and those infrastructure improvements, including initial processing equipment, are now used by Ninotsminda Oil Company.

         The mixed oil and water fluid produced from the Ninotsminda field wells flows into a two-phase separator located at the Ninotsminda field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometers in a pipeline to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is currently flared.

         At Sartichala, the water is separated from the oil. Ninotsminda Oil Company then sells oil in this state to buyers at Sartichala, and the buyers at that point assume responsibility for the oil. The buyers generally transport the oil at their risk and cost by pipeline 20 kilometers to a railhead at Ghaciani. At the railhead, the oil is loaded into railcars for transport directly to the buyers or their customers or to the Black Sea port of Batumi, Georgia, where oil can be loaded onto tankers for international shipment.

         Ninotsminda Oil Company sells its oil directly to local and international buyers. Ninotsminda Oil Company sold all of its 1997 production to one buyer, Glencore International AG. In 1998, Ninotsminda Oil Company sold its production to three customers as follows:


             CUSTOMER                    PERCENT OF PRODUCTION
         -----------------               ---------------------
         Sis Plus 7 Ltd.                        35.9%
         Glencore International AG              34.4
         Navtobi Ltd.                           29.7

         The price received for oil by Ninotsminda Oil Company has generally been negotiated on the basis of the European spot price for Brent grade crude oil, less discounts for transportation and related charges. The price received by Ninotsminda Oil Company has ranged from the full Brent price to Brent minus $5.83 per barrel. The average discount from Brent prices was less in 1998 than 1997, as buyers have begun to purchase oil from Ninotsminda Oil Company for use in Georgia and neighboring countries and have accordingly faced smaller transportation costs. Ninotsminda Oil Company now maintains an inventory of oil available for local buyers principally on cash payment terms. The average per barrel discount from the spot price for Brent grade crude oil is approximately $1.50 at the present time.

         Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

o        changes in the supply and demand for oil and natural gas;
o        weather conditions;
o        domestic and foreign governmental regulations;
o        the price and availability of alternative fuels;
o        political conditions in the Middle East and elsewhere; and
o        overall economic conditions.

For example, the European spot price for a barrel of Brent crude oil increased from $10.18 on February 5, 1999 to $14.47 on March 29, 1999. The even more significant decline in oil prices during 1998 adversely affected CanArgo's results of operations and increased its operating loss in 1998.

         In order for Ninotsminda Oil Company to cover production and depletion expenses under its production sharing contract at its current production level of approximately 1,200 barrels per day and at recent average $1.50 discounts to the Brent price, the price for Brent crude oil needs to be approximately $11.50 per barrel. While the price for Brent crude oil is above that level at March 25, 1999, very recently it was below that level. No assurances can be given that world oil prices will remain at a level that will enable Ninotsminda Oil Company to cover its production and depletion expenses.

         CanArgo believes that the loss of one or more of its current customers would not result in any significant delay in sale of its production, but could result in lower selling prices. At a spot price for Brent grade crude oil of approximately $14.50 per barrel, a discount for transportation and related charges that is substantially greater than $4.50 per barrel could render the production and sale of Ninotsminda field oil uneconomic at current production levels.

Production History

         The Ninotsminda field was discovered and initial development began in 1979. Ninotsminda field is currently producing approximately 1,200 barrels per day of oil plus associated gas primarily from four wells. Gross production from the Ninotsminda field for the past three years was as follows:

               YEAR ENDED                                 OIL -- GROSS
               DECEMBER 31,                                 BARRELS
              -------------                               ------------
                   1998                                       554,633
                   1997                                       639,910
                   1996                                       515,000

Productive Wells and Acreage

         The following table summarizes the number of productive oil wells and the total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 68.5% interest in Ninotsminda Oil Company.

                                                 GROSS                                    NET
                                      ---------------------------          -----------------------------
                                      NUMBER OF WELLS     ACREAGE           NUMBER OF WELLS      ACREAGE
                                      ---------------     -------           ---------------      -------
          Ninotsminda field (1)              7             2,500                  4.8             1,713


         On December 31, 1998, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

Reserves

         The following table summarizes net hydrocarbon reserves for the Ninotsminda oil field, which are the only significant reserves for CanArgo. This information is derived from a report as of December 31, 1998 prepared by AMH Group Ltd., independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.


                                                   OIL RESERVES            PSC ENTITLEMENT VOLUMES (1)
                                              ---------------------      -----------------------------------
                                                                         NINOTSMINDA       CANARGO SHARE OF
                                                                         OIL COMPANY        NINOTSMINDA OIL
                                                 GROSS       NET (2)     ENTITLEMENT     COMPANY ENTITLEMENT
                                                ------      --------     -----------     --------------------
                                                             (In Thousands of Barrels)
 Proved Producing                               2,404        1,647          1,340                  918
 Proved Non-Producing                           1,379          945            890                  610
 Proved Undeveloped                            15,200       10,412          8,783                6,016
                                               ------       ------          -----                -----
 TOTAL PROVED                                  18,983       13,004         11,013                7,544

         ------------------

         (1) PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company and, as a result of CanArgo's interest in Ninotsminda Oil Company, accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

         (2) Net Oil Reserves represent CanArgo's 68.5% share of Ninotsminda Oil Company's interest under the production sharing contract in the gross reserves, before taking into account the interest of Georgian Oil.

         Proved reserves are those reserves estimated as recoverable under current technology and existing economic conditions from that portion of a reservoir which can be reasonably evaluated as economically productive on the basis of analysis of drilling, geological, geophysical and engineering data, including the reserves to be obtained by enhanced recovery processes demonstrated to be economically and technically successful in the subject reservoir. Proved reserves includes proved producing reserves, proved non-producing reserves and proved undeveloped reserves.

         Proved producing reserves are those proved reserves that are actually on production or, if not producing, that could be recovered from existing wells or facilities and where the reasons for the current non-producing status is the choice of the owner rather than the lack of markets or some other involuntary reason. An illustration of such a situation is where a well or zone is capable but is shut-in because its deliverability is not required to meet commitments. 1998 production was 554,633 barrels.

         Proved non-producing reserves have been calculated based on the following parameters. Due to the general well rehabilitation program delays, several wells were shut-in or remained shut-in during 1998. These non-producing reserves are expected to be recovered from producing zones in existing well bores open at the time of the reserve estimate, but production is not occurring for mechanical reasons or the lack of maintenance type rehabilitation. Although these reserves are currently not producing, they are expected to be producing in the short term.

         Proved undeveloped reserves are proven reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where relatively major expenditures are required for the completion of these wells or for installation of processing and gathering facilities prior to the production of these reserves. Reserves on undrilled acreage are limited to those drilling units offsetting productive wells that are reasonably certain of production when drilled.

         Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. No assurance can given that the projections included in the report by AMH will be realized. The evaluation by AMH represents the efforts of AMH to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

Other Fields and Prospects Under 1996 Production Sharing Contract

         Ninotsminda Oil Company has rights to one other field, West Rustavi, and one prospect, Manavi, in addition to the Ninotsminda field, under the 1996 production sharing contract.

         The West Rustavi field is located some 40 km southeast of Ninotsminda. Ten wells were drilled by Georgian Oil in the West Rustavi field, two of which produced oil. Ninotsminda Oil Company has initiated an appraisal program and commenced test production from one of the wells. The appraisal program, which includes acquiring further seismic data and performing rehabilitation work on some of the wells, is aimed at assessing Georgian Oil's original reserve estimates and ultimately initiating an appropriate development program. No assurances can be given that the West Rustavi field will be developed by Ninotsminda Oil Company.

         The Manavi prospect is located east of Ninotsminda. Ninotsminda Oil Company has seismic data regarding the Manavi prospect from both work it commissioned and earlier efforts by Georgian Oil. Georgian Oil's attempt to drill in the Manavi prospect was thwarted by logistical problems and did not reach the reservoir. CanArgo's management ranks Manavi highly as an exploration prospect.

Ancillary Ninotsminda Area Projects

Electrical Power Generation

         CanArgo has an effective 42.5% interest in a Georgian stock company that intends to produce electricity. This company is planning to install and operate a pilot 3.0 megawatt gas fired power plant to be located adjacent to the Ninotsminda field. The plant would utilize as its principal fuel gas produced in conjunction with oil from Ninotsminda field wells. Most of this gas is presently being flared, with no economic benefit to Ninotsminda Oil Company. The Georgian power generation company would sell the electricity generated to Ninotsminda Oil Company for the Ninotsminda field project and to other local purchasers. The basic equipment, a refurbished Rolls Royce Proteus single cycle gas turbine with attached Siemens electrical generating equipment, is expected to be in Georgia and operational during the second quarter of 1999.

         Once operational, this project would be one of the first private sector power producers in Georgia. Privatization of the Georgian power sector is well underway. The 1997 Electricity Law is causing a restructuring of the Georgian power sector to facilitate competition through provisions having the following effects, among others:

o        unbundling the generation, transmission and distribution functions;

o        increasing tariffs substantially; and
o establishing an independent regulatory commission to grant licenses and regulate tariffs.

         Ninotsminda Oil Company expects that the private power company will supply electricity for Ninotsminda field operations on a priority basis. If this happens, Ninotsminda Oil Company should be able to avoid or mitigate the electrical supply problems it has encountered, which forced a suspension of drilling activity on its third well and interfered with other operations during late 1998 and early 1999.

         CanArgo is actively seeking to expand its involvement in the Georgian power sector. It is, among other things, seeking to attract financial partners to join CanArgo in pursuing opportunities for private sector power production in Georgia.

Refinery

         In September 1998, CanArgo signed an agreement to purchase up to 24% of the equity in a company which owns a small refinery located at Sartichala, Georgia. Thus far, CanArgo has purchased a 12.9% interest for $1,000,000, with the proceeds being used to upgrade and expand the refinery. CanArgo retains a right, currently scheduled to expire on April 30, 1999, to purchase the remaining 11.1% interest at the same rate. Unless able to extend the purchase right, CanArgo is unlikely to exercise it.

         The refinery, which utilizes primarily refurbished American equipment, began operations in July 1998 and has a current capacity of approximately 2,000 barrels per day. It is the only refinery in Georgia employing western technology. It is able to produce naphtha, diesel fuel, fuel oil, kerosene and jet fuel. Refinery expansion plans envision capacity of over 4,000 barrels per day, with further capacity expansion and product extension possible in the future. The refinery does not currently purchase crude oil from Ninotsminda Oil Company.

         Sartichala is the primary processing center for east Georgian oil production, including production from Ninotsminda. Refined products are sold on both the local and export markets. Although the refinery receives some revenue from the sale of its products in the Georgian currency, the Lari, most pricing is related to dollar based world market prices. To mitigate the currency exchange risk, the refinery has established some export sales contracts denominated in United States dollars. CanArgo believes that its involvement in Georgian refining activity strengthens its position in the Georgian energy sector and provides specific support for Ninotsminda Oil Company's activities in Ninotsminda.

OTHER GEORGIAN PROJECT - NAZVREVI/BLOCK XIII

         In February 1998, CanArgo entered into a second production sharing contract with Georgian Oil. This contract covers the Nazvrevi and Block XIII areas of East Georgia, a 2,100 square kilometer exploration area adjacent to the Ninotsminda and West Rustavi fields and containing existing infrastructure. The agreement extends for twenty-five years. CanArgo is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing in 2003.

         Under the production sharing contract, CanArgo pays all operating and capital costs. CanArgo first recovers its cumulative operating costs from production. After deducting production attributable to operating costs, 50% of the remaining production, considered on an annual basis, is applied to reimburse CanArgo for its cumulative capital costs. While cumulative capital costs remain unrecovered, the other 50% of remaining production is allocated on a 50/50 basis between Georgian Oil and CanArgo. After all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 70/30 basis between Georgian Oil and CanArgo. The allocation of a share of production to Georgian Oil relieves CanArgo of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Both Georgian Oil and CanArgo will take their respective shares of production under this production sharing contract in kind.

         The first phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies are currently being interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic program is approximately $1,200,000, a portion of which CanArgo expects to fund from working capital, including any supplied by the proceeds of the offering of common stock for which CanArgo filed a registration statement with the SEC on February 12, 1999.

         In October 1998, XCL Ltd., a Louisiana based oil exploration company, agreed to purchase shares representing 11.5% of the outstanding equity of CanArgo's subsidiary holding the Nazvrevi-Block XIII production sharing contract for $650,000. The proceeds will be applied by the subsidiary to fund a portion of the cost of the seismic acquisition, processing and interpretation program. Most of the $650,000 has not yet been paid.

         The second phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves the drilling of one well at an estimated cost of $4 million. CanArgo can terminate the production sharing contract if it decides not to proceed with drilling.

OTHER EASTERN EUROPEAN PROJECTS

Stynawske Field, Western Region, Ukraine

         In November 1996, CanArgo entered into a joint venture arrangement with the Ukrainian state oil company, Ukranafta, for the development of the 6,000 acre Stynawske field, located in Western Ukraine near the town of Stryv. CanArgo has a 45% interest in the joint venture entity, with Ukranafta holding the remaining 55% interest. Ukranafta retains rights to base production, representing a projection of what the Stynawske field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2001. The joint venture will be entitled to all incremental production above that declining base.

         The Stynawske field is a relatively tight sandstone reservoir containing light sweet oil. The production from the field commenced in 1967 but was substantially terminated after a few years of production due to environmental considerations. The field is located underneath the main water supply for Western Ukraine, and leakage from producing wells some 20 years ago threatened to pollute this aquifer. Four wells that are located away from the water supply have been allowed to continue production.

         In preparation for the commencement of development activities, the joint venture has carried out the following activities:

o        an environmental audit of the Stynawske field;
o        a technical and economic evaluation of the project; and
o        the selection of drilling sites.

CanArgo expects that the initial phase of the project will consist of the rehabilitation of a number of existing wells, with a view towards increasing production and gathering data for the preparation of a full field development program. The feasibility of the initial phase is currently being considered, including financing and ultimate recovery of funds invested.

         CanArgo has concluded on a preliminary basis that the full field development plan for the rehabilitation of the Stynawske field will probably be based on deviated drilling, in which the drilling sites for the wells would be located a safe distance from the water supply and the wells would enter the reservoir at angles avoiding the aquifer. Additional measures would be taken with the drilling mud and otherwise to protect the environmental integrity of the project. Reservoir pressure support through gas or water injection may be necessary to optimize recovery. The full field development plan for the Stynawske field will, however, depend upon data developed during an initial rehabilitation phase.

         CanArgo is actively seeking to establish arrangements under which oil and gas production companies or other investors would acquire a portion of CanArgo's interest in the Stynawske field joint venture in return for supplying financing or services to implement the initial phase of the project.

         If CanArgo does not proceed with the Stynawske field development program, it may be in breach of obligations it has with regard to the joint venture. This could place CanArgo's rights to the Stynawske field at risk and could subject CanArgo to possible liability.

Potential Caspian Exploration Project

         In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. The licenses impose substantial commitments on the licensee, and CanArgo is assessing its options for meeting such commitments in light of CanArgo's limited resources and existing commitments. If CanArgo determines that it cannot assume the commitments, CanArgo will relinquish its rights under the licenses.

Previously Impaired Projects

Gorisht-Kocul Field, Albania

         CanArgo and the Albanian state oil company, Albpetrol, formed a 50/50 joint venture to rehabilitate and develop the Gorisht-Kocul field. The Albanian government granted the joint venture a 25 year production license covering approximately 16.5 square kilometers constituting the Gorisht-Kocul field. Production at the Gorisht-Kocul field commenced in 1966. The field, which contains relatively heavy oil, has reportedly produced approximately 69 million barrels to date. CanArgo was named operator of the Gorisht-Kocul field with responsibility for implementing the development plan and arranging financing for the project.

         In March 1997, CanArgo declared the political unrest in Albania to be a force majeure, and the joint venture suspended activities. The suspension continues. In light of the extended period that the force majeure condition had continued and the absence of any indication of an imminent termination of the condition, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to the Albanian joint venture. Albpetrol has requested that the joint venture recommence activities at the Gorisht-Kocul field, and CanArgo is evaluating that request and seeking others who may want to participate in this project. If it is unsuccessful in attracting others to participate in this project, CanArgo may relinquish this project.

Lelyaki Field, Pryluki Region, Ukraine

         CanArgo holds an effective 45% interest in a joint venture company formed to develop the Lelyaki field in eastern Ukraine. CanArgo's partner in this joint venture is Ukranafta, which holds a 55% interest. The joint venture received a 20 year oil and gas production license for a 67 square kilometer portion of the Lelyaki field, as well as a five year exploration license for 327 square kilometer area surrounding the production area.

         Based on its analysis of initial development efforts including consulting with independent petroleum engineers, CanArgo concluded that the Lelyaki field would not support a successful commercial development. On the basis of that conclusion, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its remaining investment in and advances to the Lelyaki joint venture and advised the joint venture that CanArgo would not provide it with any further financial support. The joint venture continues to produce a modest amount of oil from wells recompleted by the joint venture, which is sold in the Ukrainian market.

Maykop Field, Adygea

         CanArgo holds a 37% interest in Intergas, a Russian joint stock company with a license for the Maykop gas field. In 1994, Intergas was granted an exclusive 25 year exploration and production license covering specified zones in the 12,500 acre Maykop gas condensate field in the southern Russian autonomous republic of Adygea, located approximately 185 kilometers from the Black Sea. In 1996 through 1997, CanArgo experienced delays and difficulty in resolving operating arrangements and other matters relating to Intergas. This caused CanArgo to conclude that it could not effectively pursue commercial activities and develop the Maykop field as planned. As a result, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to Intergas. CanArgo is currently in discussions with the other shareholders regarding the future of Intergas. CanArgo believes that it has no further obligation to fund any operations of Intergas, but Intergas and other shareholders of Intergas and other parties may assert claims against CanArgo. See "Item 3. Legal Proceedings" for a discussion of possible claims against CanArgo relating to Intergas.

RISKS ASSOCIATED WITH CANARGO'S OIL AND GAS ACTIVITIES

         CanArgo's exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond CanArgo's control. First, CanArgo must successfully identify commercial quantities of recoverable oil and gas. The development of an oil and gas deposit can be affected by a number of factors, such as the size of the deposit, proximity to infrastructure, oil prices and government regulations, which are beyond CanArgo's control. CanArgo's activities can also be affected by a number of hazards, such as:

o        unexpected or unusual geological conditions;
o        natural phenomena, such as bad weather and earthquakes;
o operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses; and
o environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

Any of the hazards could result in damage, losses or liability for CanArgo. Its operations involving the rehabilitation of fields where less than optimal practices and technology were employed, as was often the case in Eastern Europe, carry increased risk for encountering some of these hazards. CanArgo maintains insurance customary in the oil and gas industry relative to the scope of its operations. That insurance, however, does not cover all of the possible risks that are involved in oil and gas exploration, development and production.

         CanArgo's principal oil and gas properties, including the Ninotsminda field, are located in Eastern Europe. Development of these fields is subject to special risks and uncertainties such as:

o Political instability : The governments of the Eastern European countries in which CanArgo operates were established relatively recently and may not yet have reached the point of stability. CanArgo's operations could be adversely affected by political instability, changes in government institutions, personnel or policies, or shifts in political power. CanArgo's operations typically involve partnerships or joint ventures with the local government or state-owned companies, which increases the potential disruptive effect of political instability. There is also a risk that new governments could seek to nationalize or otherwise take control of CanArgo's oil and gas properties.

o Social and economic instability: Countries in Eastern Europe have experienced and may in the future experience social and economic instability due to a number of factors including:
          -    low standards of living;
          -    outmoded technology;
          -    immature legal, social and economic institutions; and
          -    conflicts with neighboring countries.
         Such instability can become reflected in social or economic unrest that makes continued operations difficult or impossible.

o Inadequate infrastructure: Countries in Eastern Europe often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate to a point of lessened utility. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable power supply at Ninotsminda caused the drilling of one well in the Ninotsminda field to be suspended and the testing of a second well to be delayed.

o Currency risks: Payment to CanArgo for oil and gas sold in Eastern European countries may be in local currencies. Although CanArgo currently sells its oil for U.S. dollars, it may not be able to continue to require payment in hard currencies. Although most Eastern European currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. CanArgo's ability to transfer currencies into or out of Eastern European countries may be restricted or limited.

           The consolidated financial statements of CanArgo do not give effect to any further impairment in the value of CanArgo's investment in oil and gas properties and ventures or other adjustments that would be necessary if the properties or ventures cannot be successfully developed for the following or other reasons:

o one or more of the risks specified above or other risks thwart CanArgo's efforts to develop such properties and ventures;
o financing cannot be arranged for the development of such properties and ventures; or
o such properties and ventures are unable to achieve profitable operations.

CanArgo's consolidated financial statements have been prepared under the assumption of a going concern. Failure to avoid such risks, to arrange such financing on reasonable terms or to achieve profitability could have a material adverse effect on the results of operations, financial condition including realization of assets, cash flows and prospects of CanArgo and ultimately in its ability to continue as a going concern.

         CanArgo has made advances and may make additional advances to its Eastern European oil and gas ventures for capital and operating expenditures. Advances are generally recoverable only from future production or revenue of the ventures. No assurance can be given that future production or revenue will be adequate to recover any such advances.

NORTH AMERICAN OIL AND GAS PROPERTIES AND VENTURES

         CanArgo has interests in several small oil and gas properties located in Alberta, Canada and Texas. These properties either are non-producing or are producing modest amounts of oil and gas. CanArgo intends to offer one or more of these properties for sale in order to raise additional working capital.

COMPETITION

         The oil and gas industry is highly competitive. CanArgo encounters competition from other oil and gas companies in all phases of its operations, including:

o        the acquisition of producing properties;
o        obtaining scarce resources and services including oil field services;
         and
o        the sale of crude oil.

CanArgo's competitors include integrated oil and gas companies, independent oil and gas companies, individuals and drilling and income programs. Many of these competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than CanArgo and which, in many instances, have been engaged in the energy business for a much longer time than CanArgo. Such competitors may be able to outperform CanArgo on a number of dimensions including:

o        development of information;
o        analysis of available information;
o ability to pay for productive oil and gas properties and exploratory prospects; and
o commitment of resources to define, evaluate, bid for and purchase oil and gas properties and prospects.

         In the competition to acquire oil and gas properties, CanArgo has relied substantially on the relationships its officers and directors have developed in the international oil and gas industry and in its areas of operation and interest. As a result of the termination of employment of various former officers, CanArgo's ability to benefit from such relationships outside of Georgia has been significantly reduced. CanArgo's management believes that CanArgo's relatively small size has enabled it to consider projects that would be deemed to be too small for consideration by many larger competitors.

TECHNOLOGY FOR ENHANCED RECOVERY OF HEAVY OIL

         CanArgo has rights to a technology based upon heating heavy oil in the reservoir with electric current. Heavy oil is very viscous at reservoir temperatures and normally needs to be heated in order to flow easily. Several pilot projects involving the technology have been implemented during the past ten years, and while results have varied, CanArgo believes that they suggest the validity of the technology. CanArgo, however, has not successfully commercialized this technology, and during the past several years CanArgo has not devoted any significant resources to the development or commercialization of this technology. CanArgo may devote a modest amount of resources to this technology during the next year.

GOVERNMENTAL AUTHORIZATIONS

         CanArgo's business in Eastern Europe operates pursuant to licenses, concession agreements or other authorizations granted by the local governmental authorities. These authorizations impose various requirements upon CanArgo, either directly or indirectly. The failure to satisfy the requirements of any authorization could result in its termination or cancellation. In addition, as sovereign agencies, the governmental authorities that have granted authorizations may have greater power than private parties to terminate such authorizations arbitrarily. Loss of such authorizations could have a material adverse effect upon the financial condition, results of operations, cash flows and prospects of CanArgo.

ENVIRONMENTAL AND REGULATORY MATTERS

         The development of oil and gas fields and the production of hydrocarbons inherently involve environmental risks. These risks can be minimized, but not eliminated, through use of various engineering and other technological methods, and CanArgo intends to employ such methods to industry standards. The potential environmental problems are enhanced when the oil and gas development and production activities involve the rehabilitation of fields where the practices and technologies employed in the past have not embodied the highest standards then in effect, which has been the case in the Eastern European oil fields in which CanArgo has commenced operations.

         CanArgo's business is subject to various national, provincial, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, imposing greater liability on a larger number of potentially responsible parties. CanArgo believes it has complied in all material respects with these laws and regulations. Because the requirements imposed by such laws and regulations are frequently changed, CanArgo is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

EMPLOYEES

         As of February 1, 1999, CanArgo had 12 full time employees. The entity acting as operator of the Ninotsminda oil field for Ninotsminda Oil Company has 88 full time employees, and substantially all of that company's activities relate to the development of the Ninotsminda field.

ITEM 2. PROPERTIES

     The Company does not have outright ownership of any real property. Its real property interests are limited to leasehold and mineral interests.

PRODUCTIVE WELLS AND ACREAGE

     The following table summarizes the number of productive oil wells and the total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of the Company based on its 68.5% interest in Ninotsminda Oil Company. The information is presented as at December 31, 1998.


                                       GROSS                     NET
                            ------------------------  ------------------------
                            NUMBER OF WELLS  ACREAGE  NUMBER OF WELLS  ACREAGE
                            ---------------  -------  ---------------  -------
     Ninotsminda field (1)         7          2,500         4.8         1,713

----------
[FN]
     (1) On December 31, 1998, there were no productive wells or developed acreage on any of the Company's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

     The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda and Nazvrevi/Block XIII production sharing contracts on December 31, 1998. The information regarding gross acreage represents the interest of Ninotsminda Oil Company under the Ninotsminda contract and the interest of a majority-owned subsidiary of the Company under the Nazvrevi/Block XIII contract. The information regarding net acreage represents the interest of the Company based on its 68.5% interest in Ninotsminda Oil Company and its anticipated 88.5% interest in the subsidiary holding the Nazvrevi/Block XIII contract.


                          GROSS ACREAGE  NET ACREAGE
                          -------------  -----------
     Ninotsminda field           24,000       16,440
     Nazvrevi/Block XIII        518,500      458,873
                                -------      -------
                   Total        542,500      475,313

     The Company leases office space in Calgary, Alberta, Houston, Texas, Tbilisi, Republic of Georgia, and Maidenhead, England. The leases have remaining terms varying from one to two years. The Company has subleased its Maidenhead offices.

ITEM 3. LEGAL PROCEEDINGS

ZHODA LITIGATION

     On February 20, 1998, Zhoda Corporation ("Zhoda") filed suit against the
Company in the District Court of Harris County, Texas.   Zhoda had sold to the
Company shares in a subsidiary through which the Company acquired most of its interest in the Lelyaki field project. Substantially all of the consideration payable to Zhoda was contingent upon achievement of specified Lelyaki field operating objectives, and because these objectives were not achieved, the Company did not pay the consideration. In the litigation, Zhoda asserts that it was wrongfully deprived of the value of the shares it transferred to the Company and of the contingent consideration it might have received, based upon claims of breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda is seeking more than $7,500,000 in damages, return of the shares transferred to the Company, and other relief. The Company believes it has meritorious defenses to Zhoda's claims which it intends to assert vigorously.

     The Harris County District Court has stayed the litigation pending completion of arbitration proceedings, which are being held in Calgary, Alberta.

     On March 24, 1998, the Company filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest, which the Company asserts Zhoda owes the Company pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed a statement of defense and a counterclaim in which it asserted essentially the same claims as were asserted in the Texas action described above. On the basis of its counterclaim, Zhoda seeks relief similar to that sought in the Texas action. The Company's claim against Zhoda in the Alberta action is not within the scope of the arbitration proceeding being conducted in Calgary.

     A judgment in favor of Zhoda on its claims could have a material adverse effect on the Company's financial condition, results of operations, cash flows and prospects.

RIBALTA LITIGATION

     On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company shares in a subsidiary through which the Company acquired most of its interest in the Maykop field project, filed suit against the Company in the Third Judicial District Court of Salt Lake County, Utah. Ribalta, however, has not yet served the complaint on the Company.

     In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the shares it transferred to the Company and failure of a condition in that contract that should have resulted in the termination of the contract. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract or damages equal to the value of such benefits, as well as other relief. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 350,000 shares of Company Common Stock. The Company believes that no consideration is payable under that contract because conditions to payment specified in the contract were not satisfied. An outcome of this proceeding unfavorable to the Company could have a material adverse impact on the Company's financial condition, results of operations, cash flows and prospects. The Company believes it has meritorious defenses to Ribalta's claims which it intends to assert vigorously.

POTENTIAL CLAIMS RELATING TO PREVIOUSLY IMPAIRED PROJECTS

     As a result of the Company's decision to cease active development of the Lelyaki, Maykop and Gorisht-Kocul projects, the Company may be subject to contingent liabilities in the form of claims from the joint ventures developing such projects or from others participating in those projects. The Company was advised during the first quarter of 1998 that Intergas and another shareholder of Intergas were considering asserting such claims in relation to the Maykop project, but no such claims have yet been asserted. The Company is unable to estimate the range that such claims, if made, might total. However, if one or more such claims were asserted and determined to be valid, they could have a material adverse effect on the Company's financial position, results of operations, cash flows and prospects. Such claims may be adjudicated in the host country forum under host country laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded from April 6, 1995 through March 29, 1999 on the Nasdaq National Market System under the symbol "GUSH". CanArgo common stock has also been listed and traded on the Oslo Stock Exchange since May 1995 and its symbol there is "CNR". On March 29, 1999, CanArgo was advised by The Nasdaq Stock Market that it had delisted CanArgo's common stock effective with the close of business on March 29, 1999. CanArgo is considering an appeal of the delisting decision. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board.

     As a result of the delisting of CanArgo's common stock from The Nasdaq Stock Market, the common stock is now classified as a penny stock under SEC regulations. Those regulations include within the definition of penny stock any equity security that is not listed on a national securities exchange or quoted on Nasdaq that has a market price less than $5.00 per share. A quotation on the OTC Bulletin Board is not considered to be a quotation on Nasdaq.

     Rules applicable to penny stocks impose additional sales practices on broker-dealers who sell such securities to persons other than established customers and accredited investors. In general, an individual would qualify as an accredited investor if:

o his or her net worth, either individually or joint with spouse, exceeds $1,000,000; or

o his or her individual income exceeds $200,000 or joint income with spouse exceeds $300,000 for the two most recent years and is expected to reach that level in the current year.

For transactions involving penny stocks, a broker-dealer must make a special suitability determination regarding the purchaser and must have received the purchaser's written consent prior to effecting the transaction.

     In addition, the rules generally require delivery of a disclosure schedule relating to the penny stock market prior to effecting a transaction. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the penny stock security. If the broker-dealer is the sole market maker for the security, the broker-dealer must disclose this fact and its presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in a customer's account and information on the limited market in penny stocks.

     As a result of the delisting of CanArgo's common stock from The Nasdaq Stock Market, stockholders may find it more difficult to obtain current price quotations for CanArgo common stock and to dispose of CanArgo common stock.

     CanArgo's listing on the Oslo Stock Exchange has been a secondary listing, with the primary listing being on The Nasdaq Stock Market. In the event any CanArgo appeal of the delisting of its common stock from The Nasdaq Stock Market is unsuccessful or if CanArgo decides not to appeal, it could not maintain a secondary listing on the Oslo Stock Exchange. While CanArgo could apply for a primary listing on the Oslo Stock Exchange, some administrative requirements of that exchange attaching to a primary listing would probably make a primary listing not feasible for CanArgo, even if the Oslo Stock Exchange were inclined to approve it.

     Prices reported in the table below are from The Nasdaq Stock Market and reflect trade prices. During July 1998, the Company effected a 1-for-2 reverse stock split of the Company's Common Stock. Figures for the periods prior to the effective date of the reverse stock split have been restated to give effect to the reverse stock split.


          BY FISCAL QUARTER IN THE
                 YEAR ENDED                              COMMON STOCK
             DECEMBER 31, 1998                         HIGH        LOW
          ------------------------                    ------      ------
          QUARTER ENDED:
          March 31, 1998                              $ 2.63       $1.44
          June 30, 1998                                 2.25        1.00
          September 30, 1998                            1.81        0.47
          December 31, 1998                             0.81        0.22

          BY FISCAL QUARTER IN THE
                 YEAR ENDED                              COMMON STOCK
             DECEMBER 31, 1997                         HIGH        LOW
          ------------------------                    ------      ------
          QUARTER ENDED:
          March 31, 1997                              $14.25       $8.75
          June 30, 1997                                10.13        7.81
          September 30, 1997                            9.13        4.84
          December 31, 1997                             7.00        1.19

     On December 31, 1998 the number of holders of record of the Common Stock of the Company was approximately 3,849. The Company has not paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings, if any, for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on the Company's results of operations and financial condition and on such other factors as the Company's Board of Directors may, in its discretion, consider relevant. Under its loan agreement with the IFC, Ninotsminda Oil Company's ability to transfer funds to the Company and its affiliates is severely restricted. In addition, the Company may not pay dividends on its Common Stock unless its subsidiary, CanArgo Oil & Gas Inc., is able to pay and simultaneously pays an equivalent dividend on the exchangeable shares issued by that subsidiary.

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



                               TWELVE    TWELVE    FOUR      TWELVE   TEN      TEN
Reported in $1,000 except      MONTHS    MONTHS    MONTHS    MONTHS   MONTHS   MONTHS
for per common share           ENDED     ENDED     ENDED     ENDED    ENDED    ENDED
Amounts                        12/31/98  12/31/97  12/31/96  8/31/96  8/31/95  8/31/94
                               --------  --------  --------  -------  -------  -------
FINANCIAL PERFORMANCE
Total revenue                  $   821   $    313   $    17  $    35  $   625  $     3
Operating loss                  (6,488)   (29,090)   (2,983)  (5,640)  (7,882)  (1,466)
Other income (expense)             196      1,202       361     (854)     312     (366)
Net loss                        (6,110)   (27,683)   (2,604)  (6,494)  (7,600)  (1,832)
Net loss per common share -
   basic and diluted             (0.39)     (2.47)    (0.28)   (1.04)   (1.82)   (0.90)
Working capital                  1,366     13,971    30,382   16,926    4,188    1,145
Total assets                    46,568     37,434    55,375   32,089   10,710    4,944
Notes payable &
   long-term debt                  ---        ---       ---      300      ---      163
Stockholders' equity            40,031     26,779    53,245   30,505    9,608    4,181
Cash dividends per
   common share                    ---        ---       ---      ---      ---      ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward-Looking Statements," in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities," and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

     During the fourth quarter of 1997, CanArgo commenced a program to preserve its financial resources. That program consisted of efforts to reduce general and administrative expenses and to limit CanArgo's investments in and advances to oil and gas ventures and properties in which it held interests, while CanArgo explored and pursued strategic alternatives with the assistance of investment advisors. As a result of its consideration of strategic alternatives, on February 2, 1998 CanArgo, which was then known as Fountain Oil Incorporated, entered into an agreement with CanArgo Oil & Gas Inc., which was then known as CanArgo Energy Inc. That agreement contemplated a series of transactions to effect a business combination involving those two companies. The business combination was consummated on July 15, 1998. The completion of the business combination had the following principal effects:


o    CanArgo Oil & Gas Inc. became a subsidiary of CanArgo;

o the assets and liabilities of CanArgo Oil & Gas Inc. and the results of its operations subsequent to July 15, 1998 are included in CanArgo's Consolidated Financial Statements, which has had a significant impact on CanArgo's Consolidated Financial Statements;

o each previously outstanding CanArgo Oil & Gas Inc. common share was converted into the right to receive 0.8 share of CanArgo's common stock, which provided the former holders of CanArgo Oil & Gas Inc. securities with the right to receive approximately 47% of CanArgo's common stock;

o the management of CanArgo Oil & Gas Inc. succeeded to a majority of the senior management positions in CanArgo; and

o CanArgo on July 15, 1998 filed amendments to its Certificate of Incorporation effecting a one-for-two reverse stock split and changing CanArgo's name from Fountain Oil Incorporated to CanArgo Energy Corporation.

Upon completion of the business combination, CanArgo resumed a more active status and has focused its business activities on the development of the Ninotsminda oil field and some associated ventures.

     Under the new management, CanArgo continues to control expenses and limits investment in and advances to oil and gas ventures without prospects for early cash flow. CanArgo continues to incur general and administrative costs and project costs for which commitments were made prior to the business combination and which CanArgo would not choose to incur under present circumstances. These costs averaged approximately $40,000 per month during the second half of 1998 and are expected to continue on a diminishing basis through mid-1999.

     As of December 31, 1998, CanArgo had working capital of $1,366,000, compared to working capital of $13,971,000 as of December 31, 1997. The $12,605,000 decrease in working capital from December 31, 1997 to December 31, 1998 principally reflects a reduction in cash and cash equivalents. The payment of liabilities accrued at December 31, 1997, principally those related to CanArgo's Lelyaki field oil and gas venture, resulted in a $9,165,000 reduction in accrued liabilities from December 31, 1997 to December 31, 1998, which was largely offset by the utilization of $8,567,000 of restricted cash during 1998 to pay accrued liabilities.

     Cash and cash equivalents decreased $12,239,000 during 1998 from $14,164,000 at December 31, 1997 to $1,925,000 at December 31, 1998, primarily as a result of expenditures on operating and investment activities and activities relating to the business combination. Cash and cash equivalents at December 31, 1998 included $819,000 held by Ninotsminda Oil Company, to which CanArgo has limited access. The utilization of cash during 1998 involved principally the following:


o the net loss of $6,110,000 incurred in 1998, most of which involved cash items;

o the investment of $5,727,000 in oil and gas properties, principally the Ninotsminda field;

o $1,652,000 of investments in and advances to oil and gas and other ventures, principally the acquisition of minority interests in a refinery and a proposed power generation project in the Republic of Georgia; and

o $1,215,000 of capitalized acquisition costs related to the business combination.

The use of cash to fund 1998 expenditures was partially offset by the release of restrictions in 1998 that had applied to $1,133,000 of CanArgo's previously restricted cash.

         CanArgo's cash balance at December 31, 1998 is not sufficient to cover CanArgo's working capital requirements and capital expenditure plans for 1999. CanArgo's management believes that its current cash augmented by the anticipated proceeds from the planned disposition of assets not central to its operations should be adequate to continue for at least six months CanArgo's operations at the same activity level as they have experienced during the past several months. This would not, however, include any major expenditures on any of its properties or ventures. No assurances can be given that CanArgo will be able to complete any asset sales or that the proceeds from any such sales will be as great as CanArgo anticipates.

         Current development plan for the Ninotsminda field includes the drilling of a minimum of three development wells plus five major rehabilitations of existing wells, with a view towards increasing oil production. The total budgeted cost of the current development plan is $9,573,000. The development plan is scheduled to be implemented in 1999 and the first half of 2000, but that timing is dependent upon funding for the development being available promptly. A key portion of the funding program is not yet in place.

         As a considerable amount of infrastructure for the Ninotsminda field has been put in place by Georgian Oil, increases in oil production are not expected to increase infrastructure costs substantially. No assurance can be given, however, that the Ninotsminda field current development plan will be funded, that the funding will be timely, that the development plan will be successfully completed, that it will increase production, or that the Ninotsminda field operating revenues after completion of the development plan will exceed operating costs.

     While it is highly speculative and will depend significantly upon the results of the current development program, CanArgo currently estimates that a full Ninotsminda field development plan would entail an additional $16 million and the drilling of nine additional wells. Should Ninotsminda Oil Company attempt to implement such a plan during the two or three years immediately following completion of the current development plan, it would require substantial additional funding. It is unlikely CanArgo could provide such funding unless CanArgo itself obtained substantial additional funding.

         To avoid cutbacks to CanArgo's capital expenditure and working capital plans, CanArgo is seeking additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions, including those with major stockholders, investment bankers and other oil companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

     On March 29, 1999, CanArgo was advised that its common stock had been delisted from The Nasdaq Stock Market National Market System effective at the close of business on March 29, 1999. The management of CanArgo is assessing the impact the delisting will have on CanArgo's plans and ability to raise required funds. See "Item 5. Market for Common Equity and Related Stockholder Matters" for a discussion of some of the effects of the delisting.

     In December 1998, Ninotsminda Oil Company entered into a $6,000,000 Loan Agreement with the International Finance Corporation, with the proceeds to be used principally to fund the development of the Ninotsminda field. Disbursement of the IFC loan is conditioned upon, among other things, the funding of a $2,000,000 subordinated loan to Ninotsminda Oil Company from its shareholders. CanArgo believes that the other shareholder of Ninotsminda Oil Company will not participate in the subordinated loan and that CanArgo will be required to fund the entire $2,000,000 in order for Ninotsminda Oil Company to have access to the IFC funding.

     CanArgo does not presently have the resources to fund the $2,000,000 subordinated loan to Ninotsminda Oil Company. CanArgo has filed a registration statement with the Securities and Exchange Commission under which it proposes to offer up to 21,264,643 shares of Common Stock with a view towards raising a minimum of $3,000,000 in gross proceeds. The primary use of proceeds from the offering was intended to be funding the $2,000,000 subordinated loan to Ninotsminda Oil Company. CanArgo may seek stockholder authorization of a reverse stock split of its common stock before proceeding with the offering, which could delay any such offering. CanArgo also intends to pursue financing alternatives, such as a secured loan, to obtain the resources to fund the subordinated loan. A number of uncertainties affect CanArgo's financing plans, and no assurances can be given that:

o    the SEC will declare CanArgo's registration statement effective;

o CanArgo will be able to proceed with its offering of common stock or that such offering will be successful;

o CanArgo will be able to arrange acceptable alternative financing if the offering is not successfully completed;

o CanArgo will be able to fund the subordinated loan to Ninotsminda Oil Company; or

o Ninotsminda Oil Company will satisfy the other conditions for the disbursement of the IFC loan.

     In the event CanArgo is successful in generating at least $3,000,000 in gross proceeds from the sale of Common Stock, CanArgo believes that it will be able to fund its planned operations through mid-2000. Depending upon the amount of proceeds generated by the sale of Common Stock, revenue generated by operations and partial funding of Company projects by third-party participants, CanArgo believes that it may be required to obtain additional debt or equity financing by the second half of 2000. No assurances can be given that CanArgo will be able to obtain such financing or that the financing that is available will be offered on terms that are attractive or even acceptable to CanArgo.

     Accounts receivable increased from nil at December 31, 1997, when the minimal amount of accounts receivable were classified within other current assets, to $424,000 at December 31, 1998. The increase is primarily as a result of $257,000 of accounts receivable relating to oil sales. In addition, $88,000 of receivables which had previously been included within other current assets were reclassified as accounts receivable at December 31, 1998.

     Advances to operator increased from nil at December 31, 1997 to $377,000 at December 31, 1998 as a result of advance payments made to the entity performing the operations at the Ninotsminda field on behalf and at the direction of CanArgo.

     Inventory increased from nil at December 31, 1997 to $170,000 at December 31, 1998 as result of placing a portion of CanArgo's oil produced at the Ninotsminda field in storage to be available for sale in the Georgian domestic and regional market.

     Other current assets decreased from $762,000 at December 31, 1997 to $453,000 at December 31, 1998, primarily as a result of:


o    the 1998 amortization of prepaid expenses amounting to $264,000;

o the collection in 1998 of $234,000 on claims that had been included within other current assets; and

o the 1998 reclassification of $88,000 of accounts receivables previously included in other current assets.

These reductions in other current assets were partly offset by the prepayment of insurance premiums amounting to $131,000 in the third quarter of 1998 and 1998 deposits of $169,000.

     The $8,671,000 decrease in current liabilities during the year ended December 31, 1998 is primarily attributable to a $9,165,000 decrease in accrued liabilities. The decrease in accrued liabilities is, in turn, primarily attributable to payment of liabilities accrued at December 31, 1997 relating to:

o    bank debt and related interest incurred by Kashtan Petroleum
     Ltd., the entity operating the Lelyaki field project;

o    Lelyaki field project closedown costs;

o    employee termination costs; and

o    acquisition of oilfield equipment.

     These reductions in accrued liabilities in 1998 were partially offset by accounts payable for which CanArgo became responsible as a result of the business combination and those arising out of active operations which resumed following completion of the business combination.

     Property and equipment, net, increased from $5,942,000 at December 31, 1997 to $6,202,000 at December 31, 1998 primarily as a result of capitalized costs associated with moving two drilling rigs and related equipment to the Republic of Georgia from Cyprus and the acquisition of property and equipment in connection with the business combination.

     Oil and gas properties, net increased from $1,479,000 at December 31, 1997 to $30,138,000 at December 31, 1998 primarily as a result of the business combination. The increase was partly offset by 1998 impairment write downs of the Sylvan Lake project aggregating $900,000 as a result of the application of the quarterly full cost ceiling test in the context of a severe heavy oil price decline in 1998.

     Investments in and advances to oil and gas and other ventures, net increased from $5,387,000 at December 31, 1997 to $6,878,000 at December 31, 1998. The increase reflects principally:


o    $1,004,000 of  investment in and advances to Georgian American Oil
     Refinery;

o $468,000 of investment in CanArgo Power Corporation, through which CanArgo is participating in a start-up private power generation project in the Republic of Georgia; and

o $155,000 of 1998 advances to Boryslaw Oil Company , the entity developing the Stynawske field project.

     These investments and advances were partially offset by CanArgo's $161,000 equity in the loss of Boryslaw Oil Company in 1998.

     As of December 31, 1998 and 1997, CanArgo had net investments in and advances to Boryslaw Oil Company totaling $5,406,000 and $5,387,000, respectively. CanArgo has the responsibility for arranging financing for this venture, and unless third-party financing can be arranged, CanArgo might have to supply the capital to finance operations until the venture generates positive cash flow, which would have the effect of increasing investments in and advances to oil and gas and other ventures. The amount of such advances may be greater than the amount of the operating losses recognized by CanArgo, which would cause such net investment balances to increase. Such investments and advances at the initial stages of development are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that CanArgo will be able to arrange third-party financing for such venture, that CanArgo will have sufficient resources to fund the capital and operating needs of the venture, or that the venture will be successful.

         CanArgo has the right to acquire an additional interest in Georgian American Oil Refinery for approximately $860,000, which if exercised could also result in an increase in investments in and advances to oil and gas and other ventures during 1999.

     As a result of CanArgo's suspension of activities relating to the Lelyaki, Maykop and Gorisht-Kocul field projects, CanArgo may be subject to contingent liabilities in the form of claims from the ventures developing those projects and other participants therein. CanArgo was advised during the first quarter of 1998 that the corporate entity developing the Maykop field project and a shareholder in that entity were considering such claims, but no such claims have yet been asserted. CanArgo management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on CanArgo's financial position, result of operations and cash flows. Any such claims may be adjudicated in host country forums under host country law.

     CanArgo is involved in several lawsuits which are described in "Item 3. Legal Proceedings". CanArgo could incur significant costs in defending these lawsuits, and the loss of any of these lawsuits could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of CanArgo.

     CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At December 31, 1998, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

     Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo intends where opportunities exist to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants

     Ultimate realization of the carrying value of CanArgo's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:


o mobilization of equipment and personnel to implement effectively drilling, completion and production activities;

o    achieving significant production at costs that provide acceptable margins;

o reasonable levels of taxation, or economic arrangements in lieu of taxation, in host countries; and

o    the ability to market the oil and gas produced at or near world prices.

CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures. CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures. Until the IFC loan is repaid by Ninotsminda Oil Company, CanArgo will have the limited ability to transfer funds from Ninotsminda Oil Company to CanArgo.

     Minority interest in subsidiaries at December 31, 1998 of $4,552,000 relates to the 31.5% interest of the non-controlling shareholder in Ninotsminda Oil Company.

Year 2000 Compliance

     The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or produce erroneous results. CanArgo has completed a review of its existing information technology and non-information technology systems and has upgraded its accounting information systems to software that the developer represents to be Year 2000 compliant. The majority of other software and hardware currently used by CanArgo is believed to be Year 2000 compliant, and the cost of converting any non-compliant systems is not expected to be material to CanArgo's financial condition. Although CanArgo does not expect to incur significant additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case.

     CanArgo has identified several significant suppliers of goods and services, primarily in the banking, transportation, refining and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. CanArgo has reviewed information from these suppliers, where available, with respect to their Year 2000 compliance and status. Efforts of these suppliers to become fully Year 2000 compliant are reportedly continuing with the expectation that they will be substantially Year 2000 compliant in 1999. CanArgo will continue to monitor the progress of these suppliers. Should remedial efforts be required, the inability of CanArgo or its principal suppliers to become Year 2000 compliant in a timely manner could impact CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis and could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows.

New Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information both of which were adopted in 1998 without having any material effect on CanArgo's financial statements. In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be adopted in the 1999 annual financial statements and based on present circumstances would not have any material effect on CanArgo's financial statements.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     CanArgo recorded operating revenue of $821,000 during the year ended December 31, 1998, compared with $313,000 for the year ended December 31, 1997. Ninotsminda Oil Company generated $603,000 of 1998 revenue subsequent to the consummation of the business combination in July 1998. Its net share of the 275,300 barrels of gross production from the Ninotsminda field subsequent to the business combination amounted to 92,400 barrels of oil. From its share, Ninotsminda Oil Company placed 41,700 barrels of oil into storage to be held for sale into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Sale prices for Ninotsminda oil sold during the second half of 1998 averaged $10.63 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $202,000 of 1998 revenue and substantially all of 1997 revenue. CanArgo also recorded a nominal amount of revenue during the year ended December 31, 1998 from the sale of electrically enhanced oil recovery equipment; there was no revenue from the sale of such equipment for the year ended December 31, 1997.

     CanArgo expects that revenue for 1999 should be substantially higher than in 1998, since Ninotsminda field operating results will be included for the full twelve months and CanArgo has plans to increase Ninotsminda field production substantially during 1999.

     Prices for crude oil are subject to wide fluctuations in response to changes in supply and demand and additional political, economic and other factors. The significant decline in oil prices during 1998 adversely affected the results of CanArgo's operations for that year. World oil prices are likely to have a significant impact on CanArgo's revenue and operating profit or loss in 1999 and subsequent years.

     The operating loss for 1998 amounted to $6,488,000, compared with $29,090,000 for 1997. The decrease in the operating loss is attributable primarily to the impairment in 1997 of oil and gas ventures, oil and gas properties, property and equipment and other assets which aggregated $19,424,000, as well as a $3,778,000 loss in 1997 representing CanArgo's equity in the loss of oil and gas ventures. Both are associated with CanArgo's decision in 1997 to effectively terminate its involvement in some Eastern European oil and gas ventures and write-off its investment related to them.

     Lease operating expenses increased to $843,000 during 1998, as compared to $200,000 for 1997, primarily as a result of the inclusion of Ninotsminda field expenses subsequent to the business combination.

     Direct project costs decreased to $1,157,000 in 1998 from $1,753,000 for 1997, reflecting the 1997 termination of CanArgo's involvement in some Eastern European oil and gas ventures, partially offset by activity related to the Ninotsminda field subsequent to the business combination.

     The decrease in depreciation, depletion and amortization expense from $345,000 for 1997 to $239,000 during 1998 is attributable principally to the write-down of proved properties in the Sylvan Lake area in the first and second quarter of 1998 as a result of a severe decline in the price of heavy oil and the application of the quarterly full cost ceiling test. These write-downs had the effect of reducing the per barrel depletion expense for oil produced at the Sylvan Lake field. The decrease in 1998 depreciation, depletion and amortization expense related to the Sylvan Lake write-downs was partially offset by depletion related to Ninotsminda field oil production subsequent to the business combination and to a 1998 increase in the number of barrels of oil produced from the Sylvan Lake property.

     The equity loss from investments in unconsolidated subsidiaries decreased to $161,000 during 1998, from $3,778,000 for 1997, as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1998, reflecting the 1997 termination of development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     During 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the application of the quarterly full cost ceiling test.
If oil prices decline further, CanArgo may experience additional impairments of these or other properties. In 1998 CanArgo also wrote down by $113,000 to its estimated recoverable amount the carrying value of camp equipment to be utilized as living accommodations by oil field crews at remote locations. The $1,013,000 in 1998 impairment expense compares to an aggregate of $19,424,000 of impairment expense recorded in 1997.

     CanArgo recorded net other income of $196,000 for 1998, as compared to $1,202,000 during 1997. The principal reason for the decrease is CanArgo's 1998 payment of interest expense related to the Lelyaki field project. This was partially offset by a reduction in the loss that CanArgo recorded on the disposition of miscellaneous equipment and property, which dropped from $271,000 in 1997 to $30,000 in 1998.

     The net loss of $6,110,000, or $0.39 per share, for 1998 compares to a net loss of $27,683,000, or $2.47 per share for 1997. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during 1998 than during 1997.

Year Ended December 31, 1997 Compared to Year Ended August 31, 1996

     CanArgo recorded operating revenue of $313,000 during the year ended December 31, 1997 compared with $35,000 for the year ended August 31, 1996. Revenue in both years was related to a modest amount of oil and gas production from property in Alberta, Canada in which CanArgo has interests. The 1997 production was generated primarily at the Sylvan Lake property in which CanArgo acquired an interest in 1997.

     CanArgo incurred an operating loss of $29,090,000 for the year ended December 31, 1997, compared to an operating loss of $5,640,000 for the year ended August 31, 1996. The increase in the operating loss is attributable primarily to the impairment of oil and gas ventures, oil and gas properties, property and equipment and other assets which aggregated $19,424,000 in 1997, as well as a $3,778,000 loss representing CanArgo's equity in the loss of oil and gas ventures. There were no comparable impairment charges in fiscal 1996, and in that year, CanArgo's equity in the loss of oil and gas ventures was $13,000.

     Lease operating expenses increased to $200,000 in 1997, as compared to $11,000 in fiscal 1996, primarily as a result of CanArgo's acquisition of an interest in the Sylvan Lake property in early 1997. 1997 direct project costs increased $485,000 from the $1,268,000 experienced during the fiscal year ended August 31, 1996, reflecting principally the higher level of project activity and the inability of CanArgo to recoup from the oil and gas venture developing the Lelyaki field certain expenses related to the Lelyaki field project incurred during December 1997. General and administrative expenses in the years ended December 31, 1997 and August 31, 1996 were comparable. The level of general and administrative expense is expected to decrease during 1998, at least prior to the consummation of the business combination with CanArgo Oil & Gas Inc. The increase in depreciation and amortization expense from $77,000 in the year ended August 31, 1996 to $345,000 in the year ended December 31, 1997 is attributable principally to the increased production of oil.

     During the year ended December 31, 1997, CanArgo recognized an aggregate of $19,237,000 in losses as a result of the impairment of long-lived assets, as compared to an impairment loss of $420,000 for the year ended August 31, 1996. Impairment of the ventures operating the Lelyaki, Maykop and Gorisht-Kocul field projects resulted in a combined loss of $15,736,000. The impairment of drilling rigs and related equipment originally intended to be utilized in the Maykop field project and certain office furniture, fixtures and equipment resulted in a loss of $3,244,000. The remaining investment in the Rocksprings property, which was carried in CanArgo's December 31, 1996 balance sheet as a $257,000 unevaluated oil and gas property, was recognized as impaired in 1997. The remaining assets impaired during 1997 were notes receivable from the entity that sold to CanArgo its principal interest in the Lelyaki field project, as to which there were doubts regarding collectability.

     In 1997, CanArgo recorded total other income of $1,202,000, as compared to total other expense of $854,000 in the year ended August 31, 1996. Interest income increased to $1,615,000 for the year ended December 31, 1997 from $332,000 for the year ended August 31, 1996 due to higher average cash and cash equivalent investments. Interest expense decreased from $1,016,000 for the year ended August 31, 1996, when CanArgo recorded amortization of financing costs, discount and interest related to CanArgo's 8% Convertible Subordinated Debentures, to $69,000 for calendar 1997. In both 1997 and fiscal 1996, CanArgo recorded losses from the sale of miscellaneous equipment and property amounting to $271,000 and $182,000, respectively.

     The net loss of $27,683,000, or $2.47 per share, in 1997 compares to a net loss of $6,494,000, or $1.04 per share, in the fiscal year ended August 31, 1996. The disproportionate losses per share are attributable to

CanArgo's issuance of additional shares subsequent to August 31, 1996, resulting in a substantially higher weighted average number of common shares outstanding during the year ended December 31, 1997.

Four Months Ended December 31, 1996 Compared With Four Months Ended December 31, 1995

     CanArgo recorded an operating loss of $2,983,000 during the four month period ended December 31, 1996, compared with an operating loss of $1,470,000 for the comparable 1995 period. The increased loss resulted from an increase of approximately $1,357,000 in CanArgo's loss from investments in unconsolidated subsidiaries, primarily associated with the activities of the oil and gas ventures in Eastern Europe in which CanArgo had interests.

     General and administrative expenses for the four month period ended December 31, 1996 amounted to $1,282,000, reflecting a modest decrease from the $1,303,000 for the comparable 1995 period. For the 1995 period, general and administrative costs included a charge for external services for public relations activities of a non-recurring nature. The decrease in the 1996 period for that expense was substantially offset by increases in salaries and other administrative costs related to the build-up of staff associated with the projects in Eastern Europe. General and administrative expense is net of $1,220,000 and $320,000 capitalized pursuant to full cost accounting rules during the four month periods ended December 31, 1996 and 1995, respectively.

     Interest income increased to $424,000 for the four month period ended December 31, 1996 from $55,000 in the comparable period of the prior year due to higher average cash investments. Interest expense increased to $13,000 for the four month period ended December 31, 1996 from $3,000 in the comparable period for the prior year due to the amortization of financing costs and interest related to debentures CanArgo issued and interest associated with the financing of insurance premiums.

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

     Few of such forward looking statements deal with matters that are within the unilateral control of CanArgo. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. Such third parties generally have interests that do not coincide with those of CanArgo and may conflict with CanArgo's interests. Unless CanArgo and such third parties are able to compromise their respective objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

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

     CanArgo does not have a majority of the equity in the entity that is be the licensed developer of some projects that CanArgo may pursue in Eastern Europe such as the Stynawske field project, even though CanArgo may be the designated operator of the oil or gas field. In such circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of CanArgo, even if they generally share CanArgo's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

     The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors including:


o    world economic conditions;
o    international relations;
o    the stability and policies of various governments;
o fluctuations in the price of oil and gas and the outlook for the oil and gas industry;
o    competition for funds; and
o an evaluation of CanArgo and specific projects in which CanArgo has an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of CanArgo and its projects and comparisons with alternative investment opportunities. CanArgo's ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back its project development, capital expenditure, production and other plans.

     The development of oil and gas properties is subject to substantial risks. Expectations regarding production, even if estimated by independent petroleum engineers, may prove to be unrealized. There are many uncertainties inherent in estimating production quantities and in projecting future production rates and the timing and amount of future development expenditures. Estimates of properties in full production are more reliable than production estimates for new discoveries and other properties that are not fully productive. Accordingly, estimates related to CanArgo's properties are subject to change as additional information becomes available.

     Most of CanArgo's interests in oil and gas properties and ventures are located in Eastern European countries. Operations in those countries are subject to certain additional risks including the following:


o    enforceability of contracts;
o    currency convertibility and transferability;
o    unexpected changes in tax rates;
o    availability of trained personnel; and
o availability of equipment and services and other factors that could significantly change the economics of production.

     Production estimates are subject to revision as prices and costs change. Production, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions could affect CanArgo's ability to proceed with or to effectively operate projects in various foreign countries.

     Demands by or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not yet effective.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Financial Statements required to be filed in this Report begin at Page F-1 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements between CanArgo and its principal accountants during the two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         NAME                      AGE  OFFICE OR OFFICES
         ----                      ---  -----------------
         David Robson              41   Chairman of the Board and Chief Executive Officer
         Michael R. Binnion        38   Director, President and Chief Financial Officer
         Robert A. Halpin (1)      63   Director
         J.F. Russell Hammond (2)  57   Director
         Peder Paus (1)            53   Director
         Nils N. Trulsvik (2)      50   Director
         Ron Gerlitz               44   Vice President, Technology
         Anthony J. Potter         34   Vice President, Finance
         Ravinder Sierra           46   Vice President, (Significant Employee)
         Niko Tevzadze             34   Vice President, (Significant Employee)

         ----------
         (1)  Member of Audit Committee
         (2)  Member of Compensation Committee

     DAVID ROBSON was elected a Director, Chairman of the Board and Chief Executive Officer on July 15, 1998. He has also served as a Director, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, CanArgo Oil & Gas Inc., since July 1997, as President of CanArgo Oil & Gas Inc.'s subsidiary, Ninotsminda Oil Company, since 1996, and as Managing Director and sole owner of Vazon Energy Limited, a company which provides consulting services
to the energy industry, since March 1997.   From April 1992 until March 1997,
Dr. Robson was a senior officer of JKX Oil & Gas plc, including Managing Director and Chief Executive Officer. He holds a B.Sc. (Hon) in Geology and a Ph.D in Geochemistry from the University of Newcastle upon Tyne, and an MBA from the University of Strathclyde. He is the energy sector representative on the United Kingdom government's East European Trade Council.

     MICHAEL R. BINNION was elected a Director, President and Chief Financial
Officer on July 15, 1998.   He has also served as a Director, Chief Financial
Officer and Secretary of the Company's subsidiary, CanArgo Oil & Gas Inc., since March 1997. Mr. Binnion is also President and a director of Terrenex Acquisition Corporation, an Alberta Stock Exchange listed investment company which is the Company's largest stockholder, and sole director of Ruperts Crossing, a private investment company. He is also a director of NRI Online Inc., Fintech Services Ltd. and Smartor Products Inc. Prior to April 1997, he served as Chief Financial Officer and a Director of Trans-Dominion Energy Company, a Toronto Stock Exchange listed international exploration and production company, for four years.

     ROBERT A. HALPIN was elected a Director on March 4, 1995. He served as Chairman of the Board from November 14, 1995 to February 4, 1997 and as Vice Chairman of the Board from February 4, 1997 to July 15, 1998. Mr. Halpin has long experience in the oil and gas industry. Mr. Halpin has been a director of TransGlobe Energy Corporation, Synerseis Technologies Inc. and Pacific Tiger Energy Ltd., all Canadian companies, since 1997. From 1989 to his retirement in September 1993, he served as Vice President for International Exploration and Production with Petro-Canada. In October 1993, Mr. Halpin became President of Halpin Energy Resources Ltd., a firm he formed to provide advisory services to energy companies with emphasis on international petroleum projects.

     J.F. RUSSELL HAMMOND was elected a Director on July 15, 1998. He has also served as a Director of the Company's subsidiary, CanArgo Oil & Gas Inc., since June 1997. For over five years, Mr. Hammond has been an investment advisor to Provincial Securities Ltd., a private investment company. Mr. Hammond has been Chairman of Terrenex Acquisition Corporation since 1992 and a director of Cadiz Inc., a Nasdaq National Market listed company, since 1989.

     PEDER PAUS was elected a Director on July 15, 1998 and is an independent businessman based in Oslo, Norway. Since 1995, he has been a consultant on investor relations for various companies. From 1981 to 1995, Mr. Paus was Chief Executive Officer of North Venture Ltd., a shipping and offshore consulting firm based in London, England.

     NILS N. TRULSVIK was elected a Director of the Company on August 17, 1994. He has served the Company as President and Chief Executive Officer from February 4, 1997 to July 15, 1998 and from November 21, 1994 to March 9, 1995; and as Executive Vice President from March 9, 1995 to February 4, 1997 and from September 8, 1994 until November 21, 1994. In August 1998, Mr. Trulsvik became a partner in a consulting company, The Bridge Group, located in Norway. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s., a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

     RON GERLITZ was elected Vice President, Technology on November 1, 1998. From 1997 to September 1998, he was Manager of Engineering with First Calgary Petroleums. From 1992 until 1997 he was an independent petroleum consultant in Calgary, Alberta, Canada. From 1983 to 1992, Mr. Gerlitz worked as an engineer in various capacities and positions with a number of corporations, including Mobil Oil. In 1983, he graduated from the University of Calgary with a Bachelor of Science in Engineering.

     ANTHONY J. POTTER was elected Vice President, Finance on July 15, 1998. He also serves the Company as Group Controller. He has served as Vice President, Finance and Group Controller of the Company's subsidiary, CanArgo Oil & Gas Inc., since May 1998. From September 1986 to April 1998, Mr. Potter was
employed with Coopers & Lybrand Chartered Accountants.   In 1986, he graduated
from the University of Calgary with a Bachelor of Commerce degree in Accounting.

     RAVINDER SIERRA was elected Vice President on July 15, 1998 and has served as Vice President of the Company's subsidiary, EOR International Inc., since December 15, 1994. Mr. Sierra first joined EOR International Inc. in November 1990 as Senior Project Engineer. Mr. Sierra has over 16 years experience in the international oil and gas industry.

     NIKO TEVZADZE was elected Vice President on July 15, 1998. He has been the General Director of Georgian British Oil Company, which operates the Ninotsminda field on behalf of the Company, since October 1993. From 1991 to 1993, Mr. Tevzadze was involved in the joint venture "Georgia Makoil" as a General Director. From 1986 to 1991, he worked at the East Georgia Drilling Office of Georgian Oil a foreman, drilling engineer and chief technologist.

     Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows all compensation paid or accrued by the Company and its subsidiaries during the fiscal year ended August 31, 1996, the four month period ended December 31, 1996 and the years ended December 31, 1997 and December 31, 1998 to certain executive officers of the Company (the "Named Officers").


                                               ANNUAL        LONG-TERM
                                            COMPENSATION    COMPENSATION
                                            -------------------------------
                                                              SECURITIES
     NAME AND            YEAR                                 UNDERLYING          ALL OTHER
     PRINCIPAL POSITION  ENDED                 SALARY ($)  OPTIONS/SARS (#)  COMPENSATION ($) (5)
     ------------------  -----                 ----------  ----------------  --------------------
     David Robson        12/98                   82,500         390,000                ---
     (1)

     Nils N. Trulsvik    12/98                   87,376             ---              3,681
     (2)                 12/97                  140,333             ---              6,653
                         12/96*                  51,834          50,000              5,679
                          8/96                  161,241             ---              8,635

     Rune Falstad        12/98                  112,852          25,000              3,786
     (3)                 12/97                   82,952          15,000              3,825

     Alfred Kjemperud    12/98                  133,338          50,000             3,124
     (4)                 12/97                  101,296           5,000             5,014
                         12/96*                  38,875          10,000             2,342

----------
 *   Four month period ended December 31, 1996.

(1) Mr. Robson has served as Chief Executive Officer since July 15, 1998 and provides services to the Company through Vazon Energy Limited.

(2) Mr. Trulsvik served as President and Chief Executive Officer from February 4, 1997 to July 15, 1998 and as Executive Vice President from March 9, 1995 to February 4, 1997. Included in 1998 salary is $1,671 paid as non-employee director's fees subsequent to July 31, 1998. See "Directors' Compensation" and "Employment Contracts."

(3) Mr. Falstad has served as Vice President since June 3, 1997, but has not been deemed an executive officer of the Company since October 1998. Included in 1998 salary are payments for consulting services rendered to the Company subsequent to July 31, 1998 pursuant to a contract with FinCom AS, of which Mr. Falstad is a partner. See "Employment Contracts."

(4) Mr. Kjemperud resigned as Vice President on September 3, 1998. Included in 1998 salary are payments for consulting services rendered to the Company subsequent to September 3, 1998 pursuant to a contract with The Bridge Group. See "Employment Contracts."

(5) Represents the Company's contributions to or accruals with respect to individual retirement and pension plans.

OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1998

     The following table sets forth information concerning options granted to the Named Officers during the year ended December 31, 1998.



                       NUMBER OF   % OF TOTAL
                      SECURITIES     OPTIONS                              GRANT DATE
                      UNDERLYING    GRANTED TO                           PRESENT VALUE(2)
                        OPTIONS     EMPLOYEES   EXERCISE  EXPIRATION  --------------------
     NAME             GRANTED (1)  IN FY 12/98   PRICE       DATE     PER SHARE    TOTAL
     ----             -----------  -----------  --------  ----------  ---------  ---------
     David Robson        120,000       16.58%     $0.69    10/6/08     $0.3233   $ 38,796
                         270,000       37.30       1.25     7/16/08     0.5874    158,598
     Nils N. Trulsvik          0      ---           ---     ---            ---        ---
     Rune Falstad         25,000        3.45       0.70    12/16/00     0.1225      3,063
     Alfred Kjemperud     50,000        6.91       0.70    12/16/00     0.1225      6,125

----------

(1) The options granted to Mr. Robson vest in three equal installments commencing on the first anniversary of the grant date and were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The options granted to Messrs. Falstad and Kjemperud are exercisable only from November 16, 2000 through the expiration date of December 16, 2000, and were granted at an exercise price equal to 124% of the fair market value of the Company's Common Stock on the date of grant. Pursuant to the terms of the Company's various stock option plans, the Compensation Committee may, subject to each plan's limits, modify the terms of outstanding options, including the exercise price and vesting schedule thereof.

(2) These values were derived using the Black-Scholes option pricing model applying the following assumptions:


                                                   RISK-FREE
     EXERCISE PRICE  DIVIDEND YIELD  VOLATILITY  INTEREST RATE  EXPECTED TERM
     --------------  --------------  ----------  -------------  -------------
         $0.69              0%          44.76%        5.72%         5 years
          1.25              0           44.76         5.72          5 years
          0.70              0           44.76         5.69        2.1 years

     These values are not intended to forecast future appreciation of the Company's stock price. The actual value, if any, that an executive officer may realize from his options (assuming that they are exercised) will depend solely on the increase in the market price of the shares acquired through option exercises over the exercise price, measured when the shares are sold.

OPTION VALUES AT DECEMBER 31, 1998

     The following table sets forth information concerning the number and hypothetical value of stock options held by the Named Officers at December 31, 1998.


                           NUMBER OF SHARES
                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                        OPTIONS HELD AT FISCAL        IN-THE-MONEY OPTIONS AT
                              YEAR END                  FISCAL YEAR END (1)
                       --------------------------    --------------------------
                                                     EXERCISABLE  UNEXERCISABLE
     NAME              EXERCISABLE  UNEXERCISABLE        ($)           ($)
     ----             ------------  -------------    -----------  -------------
     David Robson         75,000        495,000           0             0
     Nils N. Trulsvik     30,000              0           0             0
     Rune Falstad              0         25,000           0             0
     Alfred Kjemperud          0         50,000           0             0

     ----------

     (1) The exercise price of all options exceeded the market value of the Common Stock on December 31, 1998.

DIRECTORS' COMPENSATION

     The Company does not currently pay directors' fees, but it does reimburse ordinary out-of-pocket expenses for attending Board and Committee meetings. From July 15, 1998 until October 1, 1998, the Company paid non-employee directors fees at the rate of $10,000 per year. Prior thereto, the Company paid non-employee directors (other than Mr. Halpin) fees at the rate of $14,000 per year plus a fee of $3,000 per year for each committee on which such non-employee director served. The Company also previously paid a fee of $1,000 per day, other than a day on which the Board met, for each day spent by a non-employee director on the business of Board committees which exceeded one day per year with respect to the Compensation Committee and three days per year with respect to the Audit Committee and the Petroleum Committee.

     From January 1998 through July 15, 1998, Robert A. Halpin was compensated for his services as Vice Chairman of the Board and member of Board committees pursuant to an agreement which provided for an annual fee of $45,000 plus $1,000 per day for each day of service in excess of 66 days per year. During that period, the Company also provided Mr. Halpin with an office at the Company's offices located in Calgary, Alberta, Canada, and reimbursed Mr. Halpin for his out-of-pocket expenses in connection with services on behalf of the Company.
The Company also from time to time used the consulting services of Halpin Energy Resources, Ltd., which is controlled by Mr. Halpin, in the area of petroleum projects, for which Halpin Energy Resources, Ltd. was compensated at its customary rates.

     Mr. Trulsvik may provide consulting services to the Company through The Bridge Group (of which Mr. Trulsvik is a partner) pursuant to a work order dated August 1, 1998 between the Company and Mr. Trulsvik at the rate of $1,200 per day plus expenses. No consulting services were provided by Mr. Trulsvik during 1998.

     From January 1, 1996 to July 15, 1998, Eugene J. Meyers, a non-employee director until July 15, 1998, provided financial relations consulting services to the Company at the rate of $15,000 per year for 22 days of service, and thereafter at the rate of $100 per hour ($1,000 maximum per day). The Company also reimbursed him for his out-of-pocket expenses associated with such services.

     The Company provides automatic grants of non-qualified options to non-employee directors pursuant to the 1995 Long-Term Incentive Plan. Pursuant to the Plan, a non-qualified option to purchase 3,750 shares of Common Stock is granted automatically to each non-employee director on each of (i) the date of each meeting of stockholders at which such non-employee is elected or re-elected as a director or, if in any fiscal year directors are not elected at a meeting of stockholders, on the last date of such fiscal year and (ii) the date such non-employee is first elected as a director, if not at a meeting of stockholders. In addition, a non-employee director will automatically be granted a non-qualified option to purchase 3,750 shares of Common Stock on each date on which such non-employee director is elected or re-elected by the Board of Directors as Chairman of the Board of Directors, or, if the Chairman of the Board is then an employee of the Company, as Vice Chairman of the Board of Directors. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option so granted is 100% vested six months after the date of grant. Options expire on the first to occur of three years from the date of grant or the first anniversary of the date the director ceases to be a director for any reason. Non-employee directors are not eligible to receive other options pursuant to the 1995 Long-Term Incentive Plan.

The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the year ended December 31, 1998:


                            DIRECTORS FEES
                              AND OTHER          CONSULTING
NAME                        COMPENSATION          PAYMENTS       OPTIONS GRANTED
----                       ---------------       ----------      ---------------
Robert A. Halpin                $26,293                $0            3,750(3)
J.F. Russell Hammond              2,137                 0            3,750(4)
Stanley D. Heckman (1)           10,685                 0               --
Eugene J. Meyers (1)              7,537            43,100 (2)           --
Peder Paus                        2,137                 0            3,750(4)
Nils N. Trulsvik                  1,671                 0               --

----------
      (1) Messrs. Heckman and Meyers served as a non-employee directors until July 15, 1998.

      (2)  Includes $35,600 for services rendered during 1997.

      (3) The options were granted on December 31, 1998 at an exercise price of $0.313, expire on December 30, 2001 and will be 100% vested at June 30, 1999.

      (4) The options were granted July 15, 1998 at an exercise price of $1.00, expire on July 14, 2001 and became 100% vested on January 15, 1999.

EMPLOYMENT CONTRACTS

     The Company had employment contracts with Nils N. Trulsvik, Rune Falstad and Alfred Kjemperud which were terminated effective July 31, 1998. The contracts provided for annual salaries of approximately $150,000 in the case of Mr. Trulsvik, approximately $125,000 in the case of Mr. Falstad and approximately $100,000 in the case of Mr. Kjemperud. In addition, each person received an allowance equal to 12.5% of his base salary, a portion of which was used to provide minimum life and disability insurance coverage for each such person. The remainder of such allowance was used by each person for additional life, medical or accident insurance and to fund individual pension and retirement plans.

     The Company has entered into consulting arrangements with each of Messrs. Falstad and Kjemperud. Mr. Falstad's consulting services are provided by FinCom AS under an agreement that commenced August 1, 1998 at the rate of $7,000 per month plus expenses. This agreement may be terminated by either party upon 90-day notice. Mr. Kjemperud's consulting services are provided through The Bridge Group pursuant to a one-year work order commencing August 1, 1998 between the Company and Mr. Kjemperud at the rate of $13,000 per month plus expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 1999 with respect to beneficial ownership of the Company's Voting Securities by each person known by the Company to be the beneficial owner of more than 5% of the Voting Securities, by each director and Named Officer of the Company and by all directors and executive officers of the Company as a group.


                                            AMOUNT AND NATURE OF
      NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP             PERCENT OF CLASS
      ------------------------             ----------------------            ----------------
      Terrenex Acquisition Corporation
        1580, 727 - 7th Avenue SW
        Calgary, AB, Canada T2P 0Z5           2,355,391  (1)                   11.27%
      Provincial Securities Limited
        607 Gilbert House, Barbican
        London  EC2Y 8BD  UK                  1,671,250                         8.17%
      Michael R. Binnion                        426,159  (2)                    2.08%
      Peder Paus                                365,894  (3)                    1.79%
      Nils N. Trulsvik                          103,700  (4)                    *
      David Robson                               75,000  (5)                    *
      J.F. Russell Hammond                       28,750  (6)                    *
      Robert A. Halpin                           13,500  (7)                    *
      Rune Falstad                               10,500                         *
      Alfred Kjemperud                                0                            0%
      All executive officers and
      Directors as a group (8 persons)        1,033,003  (8)                    4.99%

----------
      *  Less than 1%.

      (1) Includes 447,360 shares underlying presently exercisable warrants to acquire Exchangeable Shares issued by the Company's subsidiary, CanArgo Oil & Gas Inc. and exchangeable for the Company's Common Stock on a share for share basis.

      (2) Includes 21,793 Exchangeable Shares and 58,333 shares underlying presently exercisable options beneficially owned by Mr. Binnion.
           Also includes 127,191 shares, but excludes 2,228,200 shares beneficially owned by Terrenex Acquisition Corporation of which Mr. Binnion is President, a director and an approximately 5.4% shareholder. Mr. Binnion disclaims beneficial ownership of all shares beneficially owned by Terrenex, other than the 127,191 shares which represent his 5.4% proportionate interest. See Note (1) above.

      (3) Includes 15,715 shares underlying presently exercisable warrants to acquire Exchangeable Shares and 3,750 shares underlying presently exercisable options.

      (4) Includes 30,000 shares underlying presently exercisable options.

      (5) Represents 75,000 shares underlying presently exercisable options.

      (6) Represents 28,750 shares underlying presently exercisable options. Excludes 2,355,391 shares owned by Terrenex Acquisition Corporation of which Mr. Hammond is Chairman, and 1,671,250 shares owned by Provincial Securities Limited for which Mr. Hammond is an investment advisor as to which Mr. Hammond disclaims beneficial ownership.

      (7) Includes 7,500 shares underlying presently exercisable options.

      (8) See Notes 2-7; also includes 20,000 shares underlying presently exercisable options held by an executive officer not named in the foregoing table.

CHANGES IN CONTROL

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Nicholas G. Dobrotwir served as Vice President of the Company from September 1997 until January 26, 1998. He continues to provide consulting services to the Company. Pursuant to a Memorandum of Agreement dated May 16, 1995 between Fielden Management Services Pty, Ltd. ("Fielden") and the Company, under which the Company acquired its interest in the Stynawske field, in the first quarter of 1997 the Company paid $500,000 and issued 87,500 shares of Common Stock having a value of $1,060,938 to Fielden in connection with an agreement to develop and operate the Stynawske field project. Mr. Dobrotwir has indirect beneficial ownership of the 87,500 shares of Common Stock owned by Fielden. Under the agreement, Fielden has the contingent right to receive up to an additional 187,500 shares of the Company's Common Stock subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

     The Company is a 50% shareholder of CanArgo Power Corporation, which in turn owns 85% of a Georgian private power company. The other 50% of CanArgo Power is owned by Terrenex Acquisition Corporation, an entity that is affiliated with three of the Company's directors and is itself a principal stockholder of the Company. Michael R. Binnion is President and a director of both the Company and Terrenex; J. F. Russell Hammond is a director of the Company and Chairman of Terrenex; and Peder Paus, a director of the Company, is a 12% stockholder of Terrenex. During the first half of 1998, Terrenex, on behalf of both itself and the Company, provided all of the funds required by CanArgo Power. After the July 1998 business combination between the Company and CanArgo Oil & Gas Inc. was completed, the Company reimbursed Terrenex $398,000, representing half of the amount that had been advanced through that time. The Company and Terrenex have funded CanArgo Power equally since that time.

     In May 1998, Terrenex agreed to lend CanArgo Oil & Gas Inc. up to $1,000,000 through August 31, 1998 and subsequently advanced the $1,000,000. CanArgo Oil & Gas Inc. paid Terrenex a $10,000 commitment fee, $50,000 in draw down fees and interest at the rate of 1/2% per month. In addition, CanArgo Oil & Gas Inc. granted Terrenex options exercisable until December 31, 1998 to acquire 12 1/2% of the stock of the subsidiary holding the Nazvrevi/Block XIII production sharing contract and 15% of CanArgo Oil & Gas Inc.'s position in any license received as a result of a consortium submission in response to the Dagestan tender for offshore drilling and production rights. The terms of the loan were negotiated and approved by the directors of CanArgo Oil & Gas Inc. who had no affiliation with Terrenex. The Company subsequently extended the options through March 31, 1999 in consideration of the efforts of Terrenex in attempting to arrange financing for the Company. Terrenex can exercise either option by paying the percentage of the amounts expended on such projects through the exercise date as equals the percentage of the project being acquired through the exercise of the option. The Company repaid the Terrenex loan following completion of the business combination in July 1998.

         On July 14, 1998, CanArgo Oil & Gas Inc. issued to Peder Paus but retained in escrow 225,000 of its common shares, which were issued to Mr. Paus for financial services rendered in connection with the business combination that had been negotiated between CanArgo, then known as Fountain Oil Incorporated, and CanArgo Oil & Gas Inc. Upon the consummation of the business combination, Mr. Paus became a director of CanArgo, and the 225,000 common shares of CanArgo Oil & Gas Inc. were converted into 180,000 CanArgo Oil & Gas Inc. exchangeable shares, each of which could be exchanged for a share of CanArgo common stock. The shares were issued to Mr. Paus subject to the condition that the financial services rendered by Mr. Paus result in completed transactions. Although the business combination closed, post-combination financing that had been contemplated did not take place. As a result, Mr. Paus and CanArgo Oil & Gas Inc. agreed in September 1998 that since the condition had not been satisfied, the shares were not earned and should be canceled. The 180,000 exchangeable shares were subsequently canceled.

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

2(4)    Memorandum of Agreement between Fielden Management Services Pty, Ltd.,
        A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995
        (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

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

3(1)    Registrant's Certificate of Incorporation and amendments thereto
        (Incorporated herein by reference from July 15, 1998 Form 8-K).

3(2)    Registrant's Bylaws (Incorporated herein by reference from December 31,
        1996 Form 10-K).

4 Form of 8% Convertible Subordinated Debenture (Incorporated herein by reference from February 29, 1996 Form 10-QSB).

*10(1)  Securities Compensation Plan (Incorporated herein by reference from
        August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery,
        Inc., the Company's predecessor).

*10(2) Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan (Incorporated herein by reference from Form S-8 Registration Statement, File No. 33-82944 filed on August
        17, 1994, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).


*10(3) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the
         Company's predecessor).

*10(4) Form of Certificate for Common Stock Purchase Warrants issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(5)   Restated Employment Agreement between Fountain Oil Incorporated and
         Nils N. Trulsvik (Incorporated herein by reference from December 31,
         1997 Form 10-K/A).

*10(6)   Employment Agreement between Fountain Oil Incorporated and Ravinder S.
         Sierra (Incorporated herein by reference from August 31, 1995 Form
         10-KSB).

*10(7)   Employment Agreement between Fountain Oil Incorporated and Susan E.
         Palmer (Incorporated herein by reference from August 31, 1995 Form
         10-KSB).

*10(8) Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(9)   Fee Agreement dated November 15, 1995 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(10)  Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers
         (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(11)  Amended Fee Agreement dated December 10, 1996 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).

*10(12)  Employment Agreement between Fountain Oil Incorporated and Alfred
         Kjemperud (Incorporated herein by reference from March 31, 1997 Form
         10-Q).

*10(13)  Employment Agreement between Fountain Oil Norway AS and Rune Falstad
         (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

*10(14)  Amended and Restated CanArgo Energy Inc. Stock Option Plan
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(15)  Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as
         Consultant (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(16)  Consultancy Agreement between CanArgo Energy Corporation and FinCom
         AS, Norway (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(17)  Employment Contract between CanArgo Energy Inc. and Anthony J. Potter
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(18)  Workorder between CanArgo Energy Inc. and Alfred Kjemperud as
         Consultant (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12,
         1999).


10(19)  Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and
        International Finance Corporation (IFC) dated December 17, 1998
        (Incorporated herein by reference from Form S-1 Registration Statement,
        File No. 333-72295 filed on February 12, 1999).

10(20)  Put Option Agreement between CanArgo Energy Corporation, JKX Oil & Gas
        PLC. and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on
        February 12, 1999).

10(21)  Guarantee Agreement between CanArgo Energy Corporation and IFC dated
        December 17, 1998 (Incorporated herein by reference from Form S-1
        Registration Statement, File No. 333-72295 filed on February 12, 1999).

10(22)  Agreement between Georgian Oil Refinery Company and CanArgo Petroleum
        Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

10(23)  Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi)
        Limited (Incorporated herein by reference from Form S-1 Registration
        Statement, File No. 333-72295 filed on February 12, 1999).

21      List of Subsidiaries (Incorporated herein by reference from Form S-1
        Registration Statement, File No. 333-72295 filed on February 12, 1999).

23      Consent of PricewaterhouseCoopers LLP.

27      Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

During the year ended December 31, 1998, the Company filed the following current reports on Form 8-K:


1. Form 8-K dated January 27, 1998, reporting Item 5. Other Events, regarding the signing of a letter of intent with CanArgo Energy Inc. under which a business combination involving the two companies would be effected.

2. Form 8-K dated July 7, 1998, reporting Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding the rejection of Bargo Acquisition Corporation proposal.

3. Form 8-K dated July 15, 1998, reporting Item 2. Acquisition or Disposition of Assets, Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding (i) a change in the directors of the Company in connection with (ii) the acquisition of all of the common shares of CanArgo Oil and Gas Inc., formerly known as CanArgo Energy Inc. and (iii) amendments to the Company's Certificate of Incorporation (1) to change the Company's name from Fountain Oil Incorporated to CanArgo Energy Corporation and (2) to effect a one-for-two reverse stock split.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
     (Registrant)


By:  /s/ Michael Binnion                         Date: March 31, 1999
     -------------------
     Michael Binnion, President and
     Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ Michael Binnion                         Date: March 31, 1999
     -------------------
     Michael Binnion, Director, President and
     Chief Financial Officer

By:  /s/ Anthony J. Potter                       Date: March 31, 1999
     ---------------------
     Anthony J. Potter, Vice President
     (Principal Accounting Officer)

By:  /s/ David Robson                            Date: March 31, 1999
     ----------------
     David Robson, Chief Executive Officer and
     Chairman of the Board

By:  /s/ Robert A. Halpin                        Date: March 31, 1999
     --------------------
     Robert A. Halpin, Director

By:  /s/ J.F. Russell Hammond                    Date: March 31, 1999
     ------------------------
     J.F. Russell Hammond, Director

By:  /s/ Peder Paus                              Date: March 31, 1999
     --------------
     Peder Paus, Director

By:  /s/ Nils N. Trulsvik                        Date: March 31, 1999
     --------------------
     Nils N. Trulsvik, Director

                    REPORT ON MANAGEMENT'S RESPONSIBILITIES


To the Stockholders of CanArgo Energy Corporation:

     CanArgo's management is responsible for the integrity and objectivity of the financial information contained in this Annual Report. The financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States and, where necessary, reflect the informed judgements and estimates of management.

     Management maintains and is responsible for systems of internal accounting control designed to provide reasonable assurance that all transactions are properly recorded in the Company's books and records, that procedures and policies are adhered to, and that assets are safeguarded from unauthorized use.

     The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP. Management has made available to PricewaterhouseCoopers LLP all the Company's financial records and related data and minutes of directors' and audit committee meetings. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

     CanArgo's audit committee, consisting solely of directors who are not employees of CanArgo, is responsible for: reviewing the Company's financial reporting; reviewing accounting and internal control practices; recommending to the Board of Directors and shareholders the selection of independent accountants; and monitoring compliance with applicable laws and company policies. The independent accountants have full and free access to the audit committee and meet with it, with and without the presence of management, to discuss all appropriate matters. On the recommendation of the audit committee, the consolidated financial statements have been approved by the Board of Directors.



/s/ Michael R. Binnion
Michael R. Binnion
President and Chief Financial Officer

March 29, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of CanArgo Energy Corporation:

     We have audited the accompanying consolidated balance sheets of CanArgo Energy Corporation (formerly Fountain Oil Incorporated) and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and August 31, 1996 and the four month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998, 1997 and August 31, 1996 and the four month period ended December 31, 1996, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Notes 3 and 8 to the consolidated financial statements, the Company will require substantial capital in order to finance the development of its oil and gas interests. In addition, the Company and its oil and gas ventures must produce and market oil and gas in sufficient quantities and at sufficient prices to provide positive cash flow to the Company. As a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                  /s/ PricewaterhouseCoopers LLP

                                                  PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 5, 1999 (except for note 20 which
is as of March 29, 1999)

                           CANARGO ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997

                                                                        DECEMBER 31,      December 31,
                                                                            1998              1997
                                                                       -------------      ------------
ASSETS

Cash and cash equivalents ........................................     $   1,924,908      $ 14,164,177
Restricted cash ..................................................              --           9,700,000
Accounts receivable ..............................................           424,367              --
Advances to operator .............................................           376,890              --
Inventory ........................................................           170,405              --
Other current assets .............................................           453,476           761,904
                                                                       -------------      ------------
         Total current assets ....................................         3,350,046        24,626,081

Property and equipment, net ......................................         6,201,936         5,942,273
Oil and gas properties, net, full cost method
    (including unevaluated amounts of $13,266,368
    and $324,500 respectively) ...................................        30,137,573         1,478,974
Investments in and advances to oil and gas and other
     ventures - net ..............................................         6,877,974         5,386,707
                                                                       -------------      ------------

TOTAL ASSETS .....................................................        46,567,529        37,434,035
                                                                       =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable .................................................     $     821,761      $    328,171
Accrued liabilities ..............................................         1,162,050        10,326,608
                                                                       -------------      ------------
        Total current liabilities ................................     $   1,983,811      $ 10,654,779

Minority interest in subsidiaries ................................         4,552,285              --

Commitments and contingencies (Notes 8 and 11) ...................              --                --

Stockholders' equity:
     Preferred stock, par value $0.10 per share,
         5,000,000 shares authorized: 100 shares
         issued and outstanding ..................................              --                --
     Common Stock, par value $0.10 per share,
         50,000,000 shares authorized: 15,157,868
         and 11,223,744 shares issued and outstanding
         respectively;
         5,856,775 additional shares issuable on demand
         at December 31, 1998 without receipt
         of further consideration ................................         2,101,464         1,122,374
     Capital in excess of par value ..............................       101,545,941        83,162,531
     Accumulated deficit .........................................       (63,615,972)      (57,505,649)
                                                                       -------------      ------------
         Total stockholders' equity ..............................     $  40,031,433      $ 26,779,256
                                                                       -------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $  46,567,529      $ 37,434,035
                                                                       =============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND AUGUST 31, 1996

                                                              1998           1997           1996
                                                          -----------    ------------    -----------
Operating Revenues:
   Oil and gas sales .................................    $   804,552    $    313,301    $    26,562
   Other .............................................         16,400            --            8,615
                                                          -----------    ------------    -----------
TOTAL REVENUES .......................................        820,952         313,301         35,177
                                                          -----------    ------------    -----------

Operating expenses:
   Lease operating expenses ..........................        843,169         200,321         10,988
   Cost of sales .....................................          7,888            --           31,991
   Direct project costs ..............................      1,157,163       1,753,166      1,267,555
   General and administrative ........................      3,887,386       3,903,446      3,853,972
   Depreciation, depletion and amortization ..........        238,924         344,666         77,253
   Equity loss from investments in unconsolidated
     subsidiaries ....................................        161,180       3,778,287         13,272
   Impairment of notes receivable ....................           --           186,611           --
   Impairment of property and equipment ..............        113,000       3,243,997           --
   Impairment of oil and gas properties ..............        900,000         257,407        419,835
   Impairment of oil and gas ventures ................           --        15,735,592           --
                                                          -----------    ------------    -----------
TOTAL OPERATING EXPENSES .............................      7,308,710      29,403,493      5,674,866
                                                          -----------    ------------    -----------

OPERATING LOSS .......................................     (6,487,758)    (29,090,192)    (5,639,689)
                                                          -----------    ------------    -----------

Other (expense) income:
   Interest income ...................................        782,596       1,615,066        332,071
   Interest expense ..................................       (479,932)        (69,286)    (1,016,465)
   Other .............................................        (76,540)        (72,714)        12,551
   Loss on disposition of equipment and property .....        (30,333)       (271,205)      (182,020)
                                                          -----------    ------------    -----------
TOTAL OTHER (EXPENSE) INCOME .........................        195,791       1,201,861       (853,863)
                                                          -----------    ------------    -----------

Net loss before income tax expense ...................     (6,291,967)    (27,888,331)    (6,493,552)

Income tax expense ...................................           --              --             --
                                                          -----------    ------------    -----------

NET LOSS BEFORE MINORITY INTEREST ....................     (6,291,967)    (27,888,331)    (6,493,552)

Minority interest in loss of consolidated subsidiaries        181,644         205,380           --
                                                          -----------    ------------    -----------
NET LOSS .............................................    $(6,110,323)   $(27,682,951)   $(6,493,552)
                                                          -----------    ------------    -----------

NET LOSS PER COMMON SHARE -- BASIC ...................    $     (0.39)   $      (2.47)   $     (1.04)
                                                          -----------    ------------    -----------

NET LOSS PER COMMON SHARE -- DILUTED .................    $     (0.39)   $      (2.47)   $     (1.04)
                                                          -----------    ------------    -----------

Weighted average number of common
   shares outstanding ................................     15,783,889      11,206,506      6,247,568
                                                          -----------    ------------    -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS -- CONTINUED
          FOR THE FOUR MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

                                                                                1996             1995
                                                                             -----------      -----------
                                                                                               Unaudited
Operating Revenues:
   Oil and gas sales ...................................................     $    16,980      $     6,440
   Other income ........................................................            --              1,908
                                                                             -----------      -----------
TOTAL REVENUES .........................................................          16,980            8,348
                                                                             -----------      -----------

Operating expenses:
   Cost of sales .......................................................           4,052            4,581
   Lease operating expenses ............................................           1,550            2,536
   Direct project costs ................................................         314,100          120,268
   General and administrative ..........................................       1,281,821        1,303,048
   Loss from investments in unconsolidated subsidiaries ................       1,359,246            4,424
   Depreciation, depletion and amortization ............................          39,578           43,643
                                                                             -----------      -----------
TOTAL OPERATING EXPENSES ...............................................       3,000,347        1,478,500
                                                                             -----------      -----------

OPERATING LOSS .........................................................      (2,983,367)      (1,470,152)
                                                                             -----------      -----------

Other (expense) income:
   Interest income .....................................................         423,681           54,992
   Interest expense ....................................................         (12,744)          (3,006)
   Other ...............................................................         (49,995)         (24,016)
                                                                             -----------      -----------
TOTAL OTHER (EXPENSE) INCOME ...........................................         360,942           27,970
                                                                             -----------      -----------

Net loss before income tax expense .....................................      (2,622,425)      (1,442,182)

Income tax expense .....................................................            --               --
                                                                             -----------      -----------

NET LOSS BEFORE MINORITY INTEREST ......................................      (2,622,425)      (1,442,182)

Minority interest in loss of consolidated subsidiaries .................          17,970             --
                                                                             -----------      -----------

NET LOSS ...............................................................     $(2,604,455)     $(1,442,182)
                                                                             -----------      -----------

NET LOSS PER COMMON SHARE - BASIC ......................................     $      (.28)     $      (.27)
                                                                             -----------      -----------

NET LOSS PER COMMON SHARE - DILUTED ....................................     $      (.28)     $      (.27
                                                                             -----------      -----------

Weighted average number of common
   shares outstanding ..................................................       9,348,106        5,417,032
                                                                             -----------      -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD AUGUST 31, 1996 THROUGH DECEMBER 31, 1998


                                             COMMON STOCK
                                     --------------------------
                                      NUMBER OF                      ADDITIONAL                           TOTAL
                                       SHARES                          PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                       ISSUED        PAR VALUE         CAPITAL          DEFICIT          EQUITY
                                     ----------     -----------     ------------     ------------      ------------

BALANCE, AUGUST 31, 1996 .......      8,688,304     $   868,830     $ 56,854,403     $(27,218,243)     $ 30,504,990
                                     ----------     -----------     ------------     ------------      ------------
Issuance of common stock upon
conversion of debentures........         29,563           2,956          277,438             --             280,394


Issuance of common stock upon
exercise of warrants and
options.........................      2,366,377         236,638       24,827,704             --          25,064,342

Net loss .......................           --              --               --         (2,604,455)       (2,604,455)
                                     ----------     -----------     ------------     ------------      ------------

BALANCE, DECEMBER 31, 1996 .....     11,084,244     $ 1,108,424     $ 81,959,545     $(29,822,698)     $ 53,245,271
                                     ----------     -----------     ------------     ------------      ------------

Issuance of common stock for
purchase of interest in oil and
gas venture ....................         87,500           8,750        1,052,186             --           1,060,936


Issuance of common stock upon
exercise of options.............         52,000           5,200          150,800             --             156,000

Net loss .......................           --              --               --        (27,682,951)      (27,682,951)

                                     ----------     -----------     ------------     ------------      ------------
BALANCE, DECEMBER 31, 1997 .....     11,223,744     $ 1,122,374     $ 83,162,531     $(57,505,649)     $ 26,779,256
                                     ----------     -----------     ------------     ------------      ------------

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares .......      3,934,124         393,412        7,386,718             --           7,780,130


Net loss .......................           --              --               --         (6,110,323)       (6,110,323)

                                     ----------     -----------     ------------     ------------      ------------
BALANCE, DECEMBER 31, 1998 .....     15,157,868     $ 1,515,786     $ 90,549,249     $(63,615,972)     $ 28,449,063
                                     ----------     -----------     ------------     ------------      ------------

Common shares issuable upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares
without receipt of further
consideration ..................      5,856,775         585,678       10,996,692             --          11,582,370
                                     ----------     -----------     ------------     ------------      ------------


TOTAL, DECEMBER 31, 1998 .......     21,014,643     $ 2,101,464     $101,545,941     $(63,615,972)     $ 40,031,433
                                     ----------     -----------     ------------     ------------      ------------



               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND AUGUST 31, 1996


                                                                       1998              1997             1996
                                                                  ------------      ------------      ------------
Operating activities:
    Net loss ................................................     $ (6,110,323)     $(27,682,951)     $ (6,493,552)
    Depreciation and amortization ...........................          238,924           344,666            77,253
    Loss on disposition of equipment and property ...........           30,333           271,205           182,020
    Impairment of notes receivable ..........................             --             186,611              --
    Impairment of property and equipment ....................          113,000         3,243,997              --
    Impairment of oil and gas properties ....................          900,000           257,407           419,835
    Impairment of oil and gas ventures ......................             --          15,735,592              --
    Amortization of debt issuance costs and discount ........             --                --             866,666
    Equity loss in investments in unconsolidated subsidiaries          161,180         3,778,287            13,272
    Minority interest in loss of unconsolidated subsidiaries          (181,644)         (205,380)             --
    Changes in assets and liabilities:
       Accounts receivable ..................................          649,671           259,040            53,905
       Advance to operator ..................................          665,358              --                --
       Inventory ............................................         (150,000)             --                --
       Other assets .........................................          331,936          (139,493)         (211,222)
       Accounts payable .....................................       (2,202,203)         (471,814)           62,638
       Accrued liabilities ..................................       (9,164,558)          246,920          (116,766)
                                                                  ------------      ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES .......................      (14,718,326)       (4,175,913)       (5,145,951)
                                                                  ------------      ------------      ------------

Investing activities:
    Restricted cash .........................................        9,700,000        (4,300,000)             --
    Acquisition costs .......................................       (1,214,948)             --                --
    Investments in oil and gas properties ...................       (5,727,029)       (1,318,492)         (155,938)
    Investments in and advances to oil and gas and other
       ventures .............................................       (1,652,447)       (6,280,613)       (2,644,837)
    Capital expenditures ....................................             --          (1,573,507)       (3,728,770)
    Proceeds from disposition of assets .....................          438,033           232,638           104,000
    Issuance of notes receivable ............................             --                --            (135,186)
                                                                  ------------      ------------      ------------

NET CASH USED IN INVESTING ACTIVITIES .......................        1,543,609       (13,239,974)       (6,560,731)
                                                                  ------------      ------------      ------------

Financing activities:
    Cash acquired ...........................................          935,448              --                --
    Proceeds from issuance of debentures, net of expenses ...             --                --           3,346,723
    Proceeds from sales of common stock, net of expenses ....             --                --          21,103,189
    Proceeds from exercise of options .......................             --             156,000              --
    Proceeds from issuance of short-term borrowings .........             --                --           4,848,476
    Principal payments on short-term borrowings .............             --                --          (5,054,114)
                                                                  ------------      ------------      ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...................          935,448           156,000        24,244,274
                                                                  ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (12,239,269)      (17,259,887)       12,537,592

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ................       14,164,177        31,424,064         4,791,645
                                                                  ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ......................     $  1,924,908      $ 14,164,177      $ 17,329,237
                                                                  ------------      ------------      ------------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS -- CONTINUED
           FOR THE FOUR MONTH PERIODS ENDED DECEMBER 31, 1996 AND 1995

                                                                      1996            1995
                                                                 ------------      -----------
                                                                                   Unaudited
Operating activities:
    Net loss ...............................................     $ (2,604,455)     $(1,442,182)
    Depreciation and amortization ..........................           39,578           43,643
    Amortization of debt issuance costs and discount .......            1,375             --
    Loss in investments in unconsolidated subsidiaries .....        1,359,246            4,424
    Minority interest in loss of unconsolidated subsidiaries          (17,970)            --
    Changes in assets and liabilities:
       Accounts receivable .................................         (251,828)        (114,236)
       Other assets ........................................           26,687           88,344
       Accounts payable ....................................           68,453         (305,580)
       Accrued liabilities .................................          149,069         (242,037)
                                                                 ------------      -----------

NET CASH USED IN OPERATING ACTIVITIES ......................       (1,229,845)      (1,967,624)
                                                                 ------------      -----------

Investing activities:
    Restricted cash ........................................       (5,400,000)            --
    Investments in and advances to oil and gas and other
       ventures ............................................       (3,108,472)      (1,369,767)
    Capital expenditures ...................................       (1,200,042)        (746,810)
    Proceeds from disposition of assets ....................             --            (73,900)
                                                                 ------------      -----------

NET CASH USED IN INVESTING ACTIVITIES ......................       (9,708,514)      (2,190,477)

Financing activities:
    Proceeds from exercise of warrants and options .........       25,064,342             --
    Proceeds from issuance of short-term borrowings ........             --            122,153
    Principal payments on short-term borrowings ............          (31,156)         (25,108)
                                                                 ------------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................       25,033,186           97,045
                                                                 ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......       14,094,827       (4,061,056)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............       17,329,237        4,791,645
                                                                 ------------      -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................     $ 31,424,064      $   730,589
                                                                 ------------      -----------


               The accompanying notes are an integral part of the
                       consolidated financial statements

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

                  On July 15, 1998, the Company completed the purchase of CanArgo Energy Inc., changed its name to CanArgo Energy Corporation and effected a one-for-two reverse split of its common stock. See Note 4, Business Combination, of Notes to Consolidated Financial Statements. The reverse split has been reflected retroactively in the accompanying financial statements and notes thereto.

                  The principal activities of CanArgo Energy Corporation and its consolidated subsidiaries (collectively the "Company") have involved the acquisition of interests in and development of oil and gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. The Company has typically acquired its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While the Company has acquired interests representing 50% or less of the equity in various oil and gas projects, it has generally sought operational responsibility for the substantial oil and gas projects in which it has interests. Accordingly, certain activities in which the Company has interests are conducted through unconsolidated entities. The Company has acquired less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation. These entities are accounted for as unconsolidated subsidiaries.

                  The Company elected to change its fiscal year from August 31 to December 31 effective December 31, 1996 to conform to the calendar year accounting which is required for most of the significant oil and gas projects in which the Company participates. Accordingly, the accompanying consolidated financial statements include information for the four-month transition period ended December 31, 1996. The comparable statements of operations and cash flows for the four month period ended December 31, 1995 and all related footnote disclosures are unaudited. Such unaudited information includes all adjustments necessary in the opinion of the management of the Company for a fair statement of the results of operations and cash flows. Results for the four month period may not be indicative of results for the full year.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION -- The consolidated financial statements and notes thereto are prepared in accordance with U.S. generally accepted accounting principles. All amounts are in U.S. dollars.

         CONSOLIDATION -- The consolidated financial statements include the accounts of CanArgo Energy Corporation and its majority owned subsidiaries. The majority owned subsidiaries at December 31, 1998 are CanArgo Oil & Gas Inc. (formerly CanArgo Energy Inc.), Ninotsminda Oil Company Limited, CanArgo Limited, CanArgo Nazvrevi Limited, CanArgo (Kaspi) Limited, CanArgo Petroleum Products Limited, Novara Limited, CaspArgo Limited, Electromagnetic Oil Recovery International Inc., Focan Ltd., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Boryslaw Ltd., Fountain Oil Norway AS, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S. Inc., Gastron International Limited, Uentech Corporation and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. Investments in less than majority-owned corporations and corporate-like entities are accounted for using the equity method of accounting.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RECLASSIFICATION -- Certain items in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

         CASH AND CASH EQUIVALENTS -- The Company considers unrestricted short-term, highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

         INVENTORIES -- Inventories are valued at lower of cost or market.

         PROPERTY AND EQUIPMENT -- Property and equipment is stated at cost unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

         OIL AND GAS PROPERTIES -- The Company and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

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

         REVENUE RECOGNITION -- The Company recognizes revenues when goods have been delivered, when services have been performed, or when hydrocarbons have been produced and delivered.

         FOREIGN CURRENCY TRANSLATION -- The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 1998 and 1997, the year ended August 31, 1996 and the four months ended December 31, 1996 and 1995 were not material.

         INCOME TAXES -- The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         IMPAIRMENT OF LONG-LIVED ASSETS -- The Company reviews all of its long-lived assets except its oil and gas assets, for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. The Company evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost ceiling limitation.

         STOCK-BASED COMPENSATION PLANS -- The Company has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

         RECENTLY ISSUED PRONOUNCEMENTS -- In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information both of which were adopted in 1998 without having any material effect on the Company's financial statements. In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which will be adopted in the 1999 annual financial statements. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

3.       GOING CONCERN ASSUMPTION

                  The Company has incurred recurring operating losses, and its current operations are not generating positive cash flows. The ability of the Company to continue as a going concern and to pursue its principal activities of acquiring interests in and developing oil and gas fields is highly dependent upon generating funds from external sources and, ultimately, achieving sufficient positive cash flows from operating activities.

                  Without sufficient cash from external sources, the Company's ability to finance its ongoing operations and continue as a going concern is doubtful. However, the Company's management believes that it will be able to generate funds from external sources including quasi-governmental financing agencies such as the International Finance Corporation, conventional lenders, equity investors and other oil and gas companies that may decide to participate in the Company's oil and gas projects. See Note 8, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

                  The consolidated financial statements do not give effect to any additional impairment of its investments in oil and gas properties and ventures or other adjustments which would be necessary should the Company be unable to obtain sufficient funds from external sources or continue as a going concern.


4.       BUSINESS COMBINATION

                  On July 15, 1998, the Company completed the acquisition of all of the common stock of CanArgo Oil & Gas Inc. ("CAOG") for Common Stock consideration valued at $19,362,500. CAOG is an oil and gas exploration, development and production company whose principal operations are located in the Republic of Georgia. On completion of the acquisition, CAOG became a subsidiary of the Company, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares of the Company's Common Stock, giving the former shareholders of CAOG the right to receive approximately 47% of the Company's Common Stock. In addition, the former management of CAOG now holds most of the Company's senior management positions.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The purchase price was allocated to the net assets of CAOG as follows:

            Cash .............................     $    935,448
            Other Current Assets .............        2,160,199
            Property and Equipment ...........          841,029
            Oil and Gas Properties ...........       22,855,546
            Current Liabilities ..............       (3,096,293)
            Long Term Liabilities ............         (895,500)
            Minority Interest ................       (3,437,929)
                                                   ------------

            Consideration given -- common
            shares ............................    $ 19,362,500
                                                   ------------


              Under purchase accounting, CAOG's results have been included in the Company's consolidated financial statements since the date of acquisition. The following pro forma statements of operations give effect to the business combination as if such business combination had occurred on January 1, 1997; however, as CAOG commenced operations in June of 1997, the pro forma financial statements of operations have been adjusted to reflect the results of operations of Ninotsminda Oil Company Limited ("NOC"), a 68.5% (prior to November 30, 1998 -- 55.9%) subsidiary of CAOG and now the Company, from January 1, 1997 to June 30, 1997. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the Ninotsminda field and (ii) the difference between the properties, historical depletion, depreciation and amortization and such expenses calculated based on the value allocated to the acquired assets. Management does not believe the pro forma amounts are indicative of the results of operations that would have been reported had the business combination occurred prior to January 1, 1997 or that may be reported in the future.

                                                       PRO FORMA (UNAUDITED)
                                                ----------------------------------
                                                    YEAR                  YEAR
                                                   ENDED                 ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                                    1998                  1997
                                                ------------          ------------
            Revenues ........................   $  1,813,904          $  3,137,415
            Operating expenses ..............      9,235,690            32,742,737
                                                ------------          ------------
            Operating loss ..................     (7,421,786)          (29,605,322)
            Other income (loss) .............        203,750             1,131,532
            Minority interest in loss of
               unconsolidated subsidiary ....        449,066               402,654
                                                ------------          ------------
            Net loss ........................   $ (6,768,970)         $(28,071,136)
                                                ------------          ------------
            Basic and diluted net loss
                 per common share ...........   $      (0.32)         $      (1.33)
                                                ============          ============
            Weighted average number of common
              shares outstanding ............     21,014,643            21,177,425
                                                ============          ============

              The business combination will result in the issuance of 9,790,900 shares of the Company's Common Stock without receipt of additional consideration by the Company. At December 31, 1998, 3,934,124 of these shares had been issued. Giving effect to the full issuance of such shares, the number of shares of the Company's Common Stock outstanding as at December 31, 1998 would be 21,014,643.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       RESTRICTED CASH

                  At December 31, 1997 and 1996, the Company pledged an aggregate of $9,700,000 and $5,400,000, respectively, to collateralize bank letters of credit issued to assure repayment of borrowings under a line of credit established by Kashtan Petroleum Ltd. ("Kashtan"), the entity through which the Lelyaki field project was being developed. At December 31, 1997 and 1996, letters of credit of $8,150,000 and $1,400,000 were outstanding, respectively. In 1997 the Company concluded that the Lelyaki field could not support a successful commercial development and as a result, wrote off its remaining investments relating to the Lelyaki field project and accrued a liability of $8,280,000 with respect to Kashtan indebtedness supported by the Company's restricted cash deposits. The liability is included within accrued liabilities on the Company's balance sheet as of December 31, 1997.

                  In January 1998, $350,000 of restricted cash, which had been used to collateralize a bank letter of credit relating to the Gorisht-Kocul field project, was released.

                  In April 1998, restricted cash totaling $8,567,000 was applied to repay such bank borrowings and related interest. The remaining portion of restricted cash, totaling $783,000, was released to the Company free of restrictions in May 1998.

6.       PROPERTY AND EQUIPMENT, NET

         Property and equipment and the related accumulated depreciation at December 31, 1998 included the following:

                                                               ACCUMULATED
                                                   COST        DEPRECIATION     IMPAIRMENT         NET
                                                -----------    ------------    -----------      ----------
         Electrically enhanced oil recovery
         ("EEOR") equipment ...............     $   562,953     $(290,855)     $      --        $  272,098

         Oil and gas related equipment ....       8,363,505          --         (2,710,024)      5,653,481
         Office furniture, fixtures and
           equipment and other ............       1,090,352      (413,995)        (400,000)        276,357
                                                -----------     ---------      -----------      ----------
         PROPERTY AND EQUIPMENT, NET ......     $10,016,810      (704,850)      (3,110,024)      6,201,936
                                                -----------     ---------      -----------      ----------


                   Property and equipment and the related accumulated depreciation at December 31, 1997 included the following:

                                                               ACCUMULATED
                                                   COST       DEPRECIATION     IMPAIRMENT          NET
                                                -----------   ------------    -----------      ----------
         Electrically enhanced oil recovery
         ("EEOR") equipment ...............     $  562,953     $(284,909)     $      --        $  278,044

         Oil and gas related equipment ....      8,348,309          --         (2,843,997)      5,504,312
         Office furniture, fixtures and
           equipment and other ............      1,014,263      (454,346)        (400,000)        159,917
                                                ----------     ---------      -----------      ----------
         PROPERTY AND EQUIPMENT, NET ......     $9,925,525     $(739,255)     $(3,243,997)     $5,942,273
                                                ----------     ---------      -----------      ----------

                  Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by the Company in the development of the Ninotsminda field. Much of the equipment was originally planned to be used in the Maykop field, Republic of Adygea, Russian Federation, but following extended delays in resolving operating arrangements with the entity developing that project, the Company recorded an impairment of $2,844,000 at December 31, 1997, which represented the difference between the book value of the rigs and related equipment and their estimated fair value.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  As a result of the Company's decision to close down or significantly reduce its various corporate offices, the Company recorded in 1997 an impairment of $400,000 to reduce the carrying value of furniture, fixtures and equipment to their estimated fair value.

7.       OIL AND GAS PROPERTIES

                  The Company has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. A summary of the Company's oil and gas properties as of December 31, 1998 and 1997 are set out below:

                                                                                                        DECEMBER 31,
                                                              DECEMBER 31, 1998                             1997
                               ---------------------------------------------------------------------    -----------
                                REPUBLIC OF
                                  GEORGIA         CANADA         USA          OTHER         TOTAL           TOTAL
                               ------------    -----------    -----------    --------   ------------    -----------
         Proved properties .   $ 16,743,816    $ 1,612,308    $ 1,174,734    $   --     $ 19,530,858    $ 2,650,327
         Unproved properties     12,707,912        324,500           --       233,956     13,266,368        324,500
         Less: accumulated
           depletion and
           impairment ......       (174,421)    (1,310,498)    (1,174,734)       --       (2,659,653)    (1,495,853)
                               ------------    -----------    -----------    --------   ------------    -----------

         TOTAL OIL AND GAS
          PROPERTIES, NET ..   $ 29,277,307    $   626,310    $      --      $233,956   $ 30,137,573    $ 1,478,974
                               ============    ===========    ===========    ========   ============    ===========


                  Oil and gas properties obtained in connection with the acquisition of CAOG includes $15,120,000 of properties in the full cost pool and $10,550,500 of unevaluated properties. The Ninotsminda field includes seven producing wells and since February 1996 has been operated under the terms of a production sharing contract ("PSC") between NOC and the Republic of Georgia represented by the state oil company, Georgian Oil. Unproved properties in the Republic of Georgia include other license areas covered by the Ninotsminda PSC as well as an other exploration area referred to as the Nazvrevi block operated under the terms of a PSC between the Company's subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia.

                  At December 31, 1997 and 1996, the Company held oil and gas properties in the United States and Canada. During the fiscal years ended December 31, 1997 and August 31, 1996, the Company recognized impairments of $257,407 and $419,835 respectively, on these oil and gas properties as a result of applying the full cost ceiling limitation. The impairments related to previously unproved properties.

                  During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. One new well was successfully drilled during the 1997 third quarter. The Sylvan Lake project includes a total of four producing wells. During the year ended December 31, 1998, the Company recognized impairments aggregating $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the application of the quarterly full cost ceiling limitation. The impairments relate to proved properties.

                  Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $13,266,368 and $324,500 at December 31, 1998 and 1997 respectively. Unproved oil and gas properties at December 31, 1998 include costs of $12,854,368 with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next five years. Remaining costs of $324,500 (December 31, 1997 -- $324,500) relate to the Sylvan Lake field which are expected to be evaluated over the next 12 months. If no proved reserves are added, these properties could result in additional impairment.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

                  The Company has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's net investment in and advances to oil and gas and other ventures as of December 31, 1998 and 1997 is set out below:



                                                                               DECEMBER 31, DECEMBER 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES             1998         1997
                                                                               -----------   -----------

         Ukraine -- Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil Company .................  $ 5,980,613    $ 5,800,407
         Republic of Georgia -- Sartichala
             Through 12.9% ownership of Georgian American Oil Refinery .....    1,004,445           --
         Republic of Georgia -- Ninotsminda
             Through an effective 42.5% ownership Sagarego Power Corporation      467,796           --
         Ukraine -- Lelyaki Field, Pryluki Region
             Through an effective 40.5% ownership of Kashtan Petroleum Ltd..    2,435,725    $ 2,435,725
         Adygea, Russian Federation -- Maykop Field
             Through 37% ownership in Intergas JSC .........................    6,710,874      6,710,874
         Canada -- Inverness Unit
             Through 50% ownership in Focan Ltd. ...........................         --             --
         Albania -- Gorisht-Kocul Field
             Through 50% ownership of the joint venture ....................    2,202,922      2,202,922
                                                                              -----------    -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO  OIL AND GAS AND
            OTHER VENTURES .................................................  $18,802,375    $17,149,928
                                                                              -----------    -----------



                                                                               DECEMBER 31,   DECEMBER 31,
         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES                  1998         1997
                                                                               -----------    -----------


         Ukraine -- Stynawske Field, Boryslaw ...............................     (574,880)      (413,700)
         Ukraine -- Lelyaki Field, Pryluki Region ...........................  $(2,435,725)   $(2,435,725)
         Adygea, Russian Federation - Maykop Field ..........................   (1,452,510)    (1,452,510)
         Canada -- Inverness Unit ...........................................          --             --
         Albania -- Gorisht-Kocul Field .....................................     (833,191)      (833,191)
                                                                               -----------    -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND
            OTHER VENTURES ..................................................  $(5,296,306)   $(5,135,126)
                                                                               -----------    -----------

         Impairment -- Maykop Field .........................................  $(5,258,364)   $(5,258,364)
         Impairment -- Gorisht-Kocul Field ..................................   (1,369,731)    (1,369,731)
                                                                               -----------    -----------
         TOTAL IMPAIRMENT ..................................................   $(6,628,095)   $(6,628,095)
                                                                               -----------    -----------

         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER
            VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT ....................   $ 6,877,974    $ 5,386,707
                                                                               -----------    -----------


                  As of December 31, 1998, the Company had net investments in and advances to oil and gas ventures totaling $5,405,733 which relate to Boryslaw Oil Company ("BOC"), the entity holding the license to develop the Stynawske field, for which development operations have not yet begun. Included are advances to BOC totaling $1,665,000 and $1,508,000 at December 31, 1998 and 1997 respectively. Such advances may be recoverable only from future revenue of or payments from future participants in the venture, if any.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  In 1998, the Company acquired a 12.9% interest in Georgian American Oil Refinery ("GAOR") for investments and advances totaling $1,004,445. The Company has the right to purchase an additional 11.1% interest in GAOR for investment and advances totaling $860,000.

                  As of December 31, 1998, the Company has an effective 42.5% interest in Sagarego Power Corporation, a Georgian joint stock company, for which operations have not yet begun.

                  Based on its analysis of initial Lelyaki field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki field would not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000 of which $8,280,000 represented debt and accrued interest of Kashtan on which Kashtan defaulted and which was effectively guaranteed by the Company through restricted cash deposits and $691,000 related to estimated liabilities for severance and related costs associated with closing down Kashtan's operations. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan. The Company believes that it has no further obligation to fund any operations of Kashtan.

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

                  In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project and suspended development activities. Due to the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to the Gorisht-Kocul joint venture of $1,370,000. The Company also recognized a $433,000 loss in 1997 as its equity in the loss of that joint venture. At December 31, 1998, the force majeure condition remained in effect.

                  The Company's investment in and advances to BOC are essentially unevaluated properties. At December 31, 1998 and 1997, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

                  As a result of the events associated with the impairment of the Company's investment in and advances to and other assets related to Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company was advised early in 1998 that Intergas and another shareholders of Intergas were considering asserting such claims, but no such claims have yet been asserted. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

                  Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. The Company had working capital of $1,366,235 at December 31, 1998, which it considered inadequate to proceed with full implementation of its program of developing its principal oil and gas properties and ventures. Full development of these properties and ventures would require the availability of substantial funds from external sources. The Company believes that it will be able to generate funds from external sources including quasi-governmental financing agencies such as the International Finance Corporation, conventional lenders, equity investors and other oil and gas companies that may desire to participate in the Company's oil and gas projects.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                  As of December 31, 1998 the Company had remaining net investments in oil and gas properties and other ventures totaling $37,015,547. Of this amount, $5,405,733 relates to the Stynawske field in the Ukraine for which development operations have not yet begun. Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company expects that the initial phase of development of the Stynawske field will consist of the workover of a number of existing wells, with a view towards increasing production and gathering data for the preparation of a full field development program. The Company is actively seeking to establish arrangements under which oil and gas production companies or other investors would acquire a portion of the Company's interest in the Stynawske field in return for supplying financing or services to implement the initial phase of the project. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

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


9.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 1998 and 1997 included the following:

                                                                     DECEMBER 31,       DECEMBER 31,
                                                                         1998               1997
                                                                     -----------        -----------

         Compensation, including related taxes ..............        $      --          $   337,767
         Professional fees ..................................            280,000            276,500
         Termination costs ..................................               --              405,833
         Effective guarantee of Kashtan obligations  (Note 8)               --            8,280,000
         Close down costs -- Kashtan project (Note 8) .......               --              690,622
         Seismic acquisition ................................            771,207               --
         Taxes payable ......................................             61,000               --
         Oilfield related equipment .........................               --              268,000
         Other ..............................................             49,843             67,886
                                                                     -----------        -----------
                                                                     $ 1,162,050        $10,326,608
                                                                     -----------        -----------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  In 1997, the Company accrued termination costs for employees who received contractually required termination notices during the fourth quarter of 1997. The costs involved represent salaries and related taxes and were reflected as general and administrative expenses. The accrual included the termination costs for 11 employees, who were located in the Company's offices in Calgary, Canada and Asker, Norway.

10.      CONVERTIBLE SUBORDINATED DEBENTURES

                  During the quarter ended February 29, 1996, the Company completed an offering of its 8% Convertible Subordinated Debentures (the "Debentures") due December 31, 1997. The Company issued $3,750,000 principal amount of Debentures at par and received net proceeds of $3,346,723 after commissions and expenses. The Debentures were convertible into shares of the Company's Common Stock at a price equal to 82 1/2% of the average closing price of such shares on the five trading days preceding the date of conversion. A maximum of 154,750 shares of the Company's Common Stock was issuable upon conversion of each $1,000,000 principal amount of the Debentures. At August 31, 1996, $3,450,000 principal amount of the Debentures had been converted into 498,662 shares of Common Stock. During the four months ended December 31, 1996, the remaining $300,000 principal amount of Debentures was converted into 29,563 shares of Common Stock.

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

11.      COMMITMENTS AND CONTINGENCIES

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

                  The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1998, the Company had the contingent obligation to issue an aggregate of 187,500 shares of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. The Company believes that it has no further obligation to fund operations of Kashtan or Intergas. Also see Note 8, Oil and Gas Properties and Investments, of Notes to Consolidated Financial Statements.

         LEGAL PROCEEDINGS AND POTENTIAL CLAIMS

                  On February 20, 1998, Zhoda Corporation ("Zhoda") filed suit against the Company in the District Court of Harris County, Texas. Zhoda had sold to the Company shares in a subsidiary through which the Company acquired most of its interest in the Lelyaki field project. Substantially all of the consideration payable to Zhoda was contingent upon achievement of specified Lelyaki field operating objectives, and because these objectives were not achieved, the Company did not pay the consideration. In the litigation, Zhoda asserts that it was wrongfully deprived of the value of the shares it transferred to the Company and of the contingent consideration it might have received, based upon claims of breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda is seeking more than $7,500,000 in damages, return of the shares transferred to the Company, and other relief. The Company believes it has meritorious defenses to Zhoda's claims which it intends to assert vigorously. The Harris County District Court has stayed the litigation pending completion of arbitration proceedings, which are being held in Calgary, Alberta.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On March 24, 1998, the Company filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which the Company seeks to recover $190,000, plus interest, which the Company asserts Zhoda owes the Company pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed a statement of defense and a counterclaim in which it asserted essentially the same claims as were asserted in the Texas action described above. On the basis of its counterclaim, Zhoda seeks relief similar to that sought in the Texas action. The Company's claim against Zhoda in the Alberta action is not within the scope of the arbitration proceeding being conducted in Calgary.

         A judgement in favor of Zhoda on its claims could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

         On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to the Company shares in a subsidiary through which the Company acquired most of its interest in the Maykop field project, filed suit against the Company in the Third Judicial District Court of Salt Lake County, Utah. Ribalta, however, has not yet served the complaint on the Company.

         In its complaint, Ribalta alleges breach by the Company of the contract governing the sale of the shares it transferred to the Company and failure of a condition in that contract that should have resulted in the termination of the contract. Ribalta seeks the return of all benefits conferred on the Company pursuant to the contract or damages equal to the value of such benefits, as well as other relief. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 350,000 shares of Company Common Stock. The Company believes that no consideration is payable under that contract because conditions to payment specified in the contract were not satisfied. An outcome of this proceeding unfavorable to the Company could have a material adverse impact on the Company's financial condition, results of operations and cash flows. The Company believes it has meritorious defenses to Ribalta's claims which it intends to assert vigorously.

         As a result of the Company's decision to cease active development of the Lelyaki, Maykop and Gorisht-Kocul projects, the Company may be subject to contingent liabilities in the form of claims from the joint ventures developing such projects or from others participating in those projects. The Company was advised during the first quarter of 1998 that Intergas and another shareholder of Intergas were considering asserting such claims in relation to the Maykop project, but no such claims have yet been asserted. The Company is unable to estimate the range that such claims, if made, might total. However, if one or more such claims were asserted and determined to be valid, they could have a material adverse effect on the Company's financial position, results of operations and cash flows. Such claims may be adjudicated in the host country forum under host country laws.

LEASE COMMITMENTS -- The Company leases office space under non-cancellable operating lease agreements. Rental expense for the years ended December 31, 1998 and 1997 and August 31, 1996 and for the four months ended December 31, 1996 and 1995 was $170,795, $293,855, $186,444, $119,133 and $87,872 respectively.

         Future minimum rental payments for the Company's lease obligations as of December 31, 1998, are as follows:

         1999  .............  $119,800
         2000  .............    57,600
         2001  .............    28,800
                              --------
                              $206,200
                              --------

         The Company has sublet office space representing $76,800 and $59,000 of the future minimum rental payments in 1999 and 2000, respectively.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12. CONCENTRATIONS OF CREDIT RISK -- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and advances to oil and gas and other ventures. The Company places its temporary cash investments with high credit quality financial institutions. Accounts receivable relates primarily to other entities active in the oil and gas industry. The concentration of credit risk associated with accounts receivable is limited as the Company's debtors are spread across several countries.

13.      STOCKHOLDERS' EQUITY

                  On July 8, 1998, at a Special Meeting of Stockholders, the stockholders of the Company approved the acquisition of all of the common stock of CAOG for Common Stock of the Company pursuant to the terms of an Amended and Restated Combination Agreement between those two companies (the "Combination Agreement"). Upon completion of the acquisition on July 15, 1998, CAOG became a subsidiary of the Company, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares (the "Exchangeable Shares") of CAOG which are exchangeable generally at the option of the holders for shares of the Company's Common Stock on a share-for-share basis. The stockholders of the Company also approved the issuance of 100 shares (the "Voting Preferred Shares") of Series Voting Preferred Stock to the Montreal Trust Company of Canada (the "Trustee") under the Voting, Support and Exchange Trust Agreement entered into among the Company, CAOG and the Trustee. The Voting Preferred Shares embody the right to (i) the voting power the holders of unexchanged Exchangeable Shares would have following the exchange thereof for shares of the Company's Common Stock and (ii) the right to receive an aggregate of $100 upon redemption at the rate of $1.00 per Voting Preferred Share following the exchange of all outstanding Exchangeable Shares. The Voting Preferred Shares are stripped of their voting power proportionately as Exchangeable Shares are exchanged for shares of the Company's Common Stock. When fully divested of voting rights through the exchange of all Exchangeable Shares, the Voting Preferred Shares can be redeemed by the Company for nominal consideration. The stockholders also approved a 1-for-2 reverse stock split of the outstanding shares of Common Stock which took effect on July 15, 1998 and has been given effect through restatement in these Consolidated Financial Statements and notes thereto.

                  As of December 31, 1998, 15,157,168 shares of Common Stock, 5,856,775 Exchangeable Shares and 100 shares of Voting Preferred Shares were issued and outstanding. No other shares of the Company's preferred stock have been issued.

                  On February 12, 1996, at an Annual Meeting of Stockholders, the stockholders of the Company approved an increase in the number of authorized shares of Common Stock from 25,000,000 to 50,000,000 having $0.10 par value per share. The number of authorized shares of preferred stock of 5,000,000, also having a par value of $0.10 per share, remained unchanged.

                  During the year ended August 31, 1996, the four-month period ended December 31, 1996 and the years ended December 31, 1997 and 1998, the following transactions regarding the Company's Common Stock and warrants and options to purchase the Company's Common Stock were consummated pursuant to authorization by the Company's Board of Directors or duly constituted committees thereof.

         FISCAL YEAR ENDED AUGUST 31, 1996

         o The issuance to investors of 2,500,000 shares for aggregate proceeds of $20,960,354 net of $1,539,646 of related offering costs.

         o The following are included in the issuance of Common Stock for purchase of interests in oil and gas ventures:

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  oo The issuance of 75,000 shares at a price of $9.125 per share, along with other consideration, in exchange for 10% of the equity of UK-RAN Oil Corporation and 33% of the equity of UK-RAN Energy Corporation oo The issuance of 150,000 shares at a price of $11.125 per share in exchange for 6% of the equity of Intergas JSC, a joint stock company incorporated in the Russian Federation.

         o The following are included in the issuance of Common Stock upon conversion of debentures:

                  oo The issuance of 498,662 shares in a series of conversions of an aggregate of $3,450,000 principal amount of debentures convertible at various prices based on 82 1/2% of market price at the time of conversion.

                  oo The adjustment to capital in excess of par in the amount of $311,088 related to deferred costs incurred in the issuance of debentures and $795,500 related to the discount feature of the debentures.

         o The following are included in the issuance of Common Stock upon warrant and option exercises:

                  oo The issuance of 26,000 shares at a price of $3.00 per share in a series of option exercises.

                  oo The issuance of 21,611 shares at a price of $3.00 per share in a series of warrant exercises.

         o The issuance of options exercisable at $7.6875 per share to purchase 15,000 shares granted to non-employee directors at February 12, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan.

         FOUR MONTH PERIOD ENDED DECEMBER 31, 1996

         o The following are included in the issuance of Common Stock upon conversion of debentures:

                  oo The issuance of 29,563 shares upon conversion of $300,000 principal amount of debentures convertible at 82 1/2% of market price at the time of conversion.

                  oo The adjustment to capital in excess of par in the amount of $19,599 related to deferred costs incurred in the issuance of debentures.

         o The following are included in the issuance of Common Stock upon warrant and option exercises:

                  oo The issuance of 6,000 shares at a price of $3.00 per share in a series of option exercises.

                  oo The issuance of 243,334 shares at a price of $3.00 per share in a series of warrant exercises.

                  oo The issuance of 7,143 shares at a price of $3.50 per share in a warrant exercise.

                  oo The issuance of 569,900 shares at a price of $10.20 per share in a series of warrant exercises.

                  oo The issuance of 1,540,000 shares at a price of $12.00 per share in a series of warrant exercises.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o The issuance of options exercisable at $14.50 per share to purchase 190,750 shares granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $17.98 per share to purchase 222,500 shares granted to employees at December 31, 1996 pursuant to the Company's 1995 Long-Term Incentive Plan.

         YEAR ENDED DECEMBER 31, 1997

         o The issuance of 87,500 shares at a price of $12.125 per share in connection with the acquisition of an interest in the Stynawske field, Ukraine.

         o The issuance of 52,000 shares at a price of $3.00 per share in a series of option exercises.

         o The issuance of options exercisable at $9.00 per share to purchase 15,000 shares granted to non-employee directors at June 3, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $8.50 per share to purchase 3,500 shares granted to employees at June 30, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $10.54 per share to purchase 77,500 shares granted to employees at June 30, 1997 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The cancellation of options to purchase an aggregate 63,084 shares which had been granted to employees pursuant to the Company's 1995 Long-Term Incentive Plan. Of the options cancelled, 59,584 were exercisable at $14.50, 2,500 were exercisable at $17.98, and 1,000 were exercisable at $8.50.

         YEAR ENDED DECEMBER 31, 1998

         o The issuance of 3,934,124 shares upon exchange by holders of Exchangeable Shares.

         o The issuance of options exercisable at $1.00 per share to purchase 7,500 shares granted to non-employee directors at July 15, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The conversion at July 15, 1998 of options granted to employees of CAOG under its stock option plan to purchase shares of CAOG into options exercisable at $1.85 per share to purchase 988,000 shares of Company Common Stock. The Company has adopted CAOG's Stock Option Plan covering the existing converted options and providing for additional grants under the plan.

         o The conversion of CAOG Stock Purchase Warrants into warrants to purchase an aggregate 1,097,511 Exchangeable Shares that are exchangeable at the option of the holder for shares of the Company's Common Stock on a share-for-share basis. Of the 1,097,511 warrants, 164,008 are exercisable at C$2.75, 32,000 are exercisable at C$2.875 and 901,503 are exercisable at C$3.25.

         o The issuance of options exercisable at $1.25 per share to purchase 440,000 shares granted to employees at July 17, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The cancellation at July 31, 1998 of options to purchase 140,000 shares of Company Common Stock which had been granted pursuant to the CAOG Stock Option Plan exercisable at $1.85 per share.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         o The issuance of options exercisable at $0.688 per share to purchase 192,000 shares of Company Common Stock granted to employees on October 7, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $0.563 per share to purchase 21,834 shares of Company Common Stock granted to employees on November 17, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $0.563 per share to purchase 90,000 shares of Company Common Stock granted to employees at November 17, 1998 pursuant to the CAOG Stock Option Plan.

         o The issuance of options exercisable at $0.70 per share to purchase 25,000 shares of Company Common Stock granted to a consultant at November 17, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The issuance of options exercisable at $0.70 per share to purchase 50,000 shares of Company Common Stock granted to a consultant at November 17, 1998 pursuant to the CAOG Stock Option Plan.

         o The issuance of options exercisable at $0.313 per share to purchase 3,750 shares of Company Common Stock granted to a non-employee director at December 31, 1998 pursuant to the Company's 1995 Long-Term Incentive Plan.

         o The cancellation of options to purchase an aggregate 42,000 shares of Company Common Stock exercisable at $3.00 which had been granted to various individuals in August 1994 who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors.

         o The cancellation of options to purchase an aggregate 414,834 shares of Company Common Stock which had been granted to employees pursuant to the Company's 1995 Long-Term Incentive Plan. Of the options cancelled, 1,667 were exercisable at $8.50, 75,000 were exercisable at $10.54, 118,167 were exercisable at $14.50 and 220,000 were exercisable at $17.98.

         o The cancellation of options at December 31, 1998 to purchase 80,000 shares of Company Common Stock which had been granted pursuant to the CAOG Stock Option Plan exercisable at $1.85 per share.

                  Pursuant to the terms of the Combination Agreement, holders of CAOG Stock Purchase Warrants have the right to purchase Exchangeable Shares which are exchangeable generally at the option of the holder for shares of the Company's Common Stock on a share-for-share basis.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                  The following table summarizes warrants to purchase the Company's Common Stock, which were outstanding:


                                                       NUMBER OF              EXERCISE            EXPIRATION
         OUTSTANDING AT :                              WARRANTS                 PRICE                 DATE
         ----------------                             ----------           --------------     -------------------
         AUGUST 31, 1995                               2,463,988           $3.00 - $12.00      2/28/97 to 11/3/97
                                                      ----------

             Exercised                                   (21,611)                   $3.00           11/3/97
                                                      ----------
         AUGUST 31, 1996                               2,442,377           $3.00 - $12.00      2/28/97 to 11/3/97
                                                      ----------

             Exercised                                (2,360,377)          $3.00 - $12.00      2/28/97 to 11/3/97
             Redeemed                                    (82,000)                  $12.00      2/28/97 to 11/3/97
                                                      ----------
         DECEMBER 31,  1997 AND 1996                           0
                                                      ----------
             CAOG Stock Purchase Warrants              1,097,511          $C2.75 - $C3.25      4/30/99 to 11/1/99
                                                      ----------

                                                      ----------
         DECEMBER 31, 1998                             1,097,511          $C2.75 - $C3.25      4/30/99 to 11/1/99
                                                      ----------


                  During the four month period ended December 31, 1996, an aggregate of 2,191,900 warrants were called for redemption by the Company. If the average closing price of the Company's Common Stock exceeded $12.20 and $14.00 per share for 10 consecutive trading days, upon election of the Company and notice to the warrant holders, the holders of 569,900 warrants and 1,622,000 warrants, respectively, were required either to exercise their warrants within a specified period or to have the warrants redeemed by the Company for a nominal redemption price. All but 82,000 of the 2,191,900 warrants called for redemption were exercised during the four month period ended December 31, 1996; the 82,000 warrants were redeemed. During the same period, an additional 250,477 warrants were also exercised by their holders. There were no outstanding warrants at December 31, 1996 and 1997. As of December 31, 1998, there were outstanding 164,008 CAOG Stock Purchase Warrants exercisable at $C2.75 expiring April 30, 1999, 32,000 CAOG Stock Purchase Warrants exercisable at $C2.875 expiring July 31, 1999 and 901,503 CAOG Stock Purchase Warrants exercisable at $C3.25 expiring November 1, 1999.

14.      NET LOSS PER COMMON SHARE

                  Effective December 31, 1997 the Company adopted SFAS No. 128 Earnings Per Share, for all periods presented. Basic and diluted net loss per common share for the years ended December 31, 1998 and 1997, the year ended August 31, 1996 and the four month periods ended December 31, 1996 and 1995 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 15,783,889, 11,206,586, 6,247,568, 9,348,106 and 5,417,032 respectively. The Debentures, which were convertible into a maximum of 154,750 shares of the Company's Common Stock per $1,000,000 principal amount of the Debentures, were not included in the computation of diluted net loss per common share for the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 because the effect of such inclusion would have been anti-dilutive. Additionally, options to purchase the Company's Common Stock were outstanding during the years ended December 31, 1998 and 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 and warrants to purchase the Company's Common Stock were outstanding during the year ended December 31, 1998, the four month period ended December 31, 1996, and the fiscal year ended August 31, 1996 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:


                                                                   FOUR MONTH     FOUR MONTH
                                     YEAR ENDED     YEAR ENDED    PERIOD ENDED   PERIOD ENDED    YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,    AUGUST 31,
                                        1998           1997           1996           1995           1996
                                    -----------    -----------    -----------    -----------    -----------
         Income tax benefit at
           statutory rate ........   $(2,077,510)   $(9,412,203)     $(885,515)      (490,342)   $(2,207,808)
         Benefit of losses not
           recognized ............     2,077,510      9,412,203        876,629        490,342      2,197,879
         Foreign tax provision ...          --             --             --             --             --
         Other, net ..............          --             --            8,886           --            9,929
                                     -----------    -----------    -----------    -----------    -----------
         Provision for income
           taxes .................   $         0    $         0    $         0    $         0    $         0
                                     -----------    -----------    -----------    -----------    -----------
         Effective tax rate ......            0%             0%             0%             0%             0%


                  The components of the deferred tax assets as of December 31, 1998 and 1997 were as follows:

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1998             1997
                                                                 -------------    --------------
         Net operating loss carryforwards .................         13,105,000      $ 13,372,000

         Foreign net operating loss carryforwards .........          5,892,000         4,972,000
         Impairments ......................................          7,161,000         6,817,000
         Patent rights and related equipment ..............            180,378           225,473
                                                                 -------------    --------------
                                                                    26,338,378        25,386,473

         Valuation allowance ..............................        (26,338,378)      (25,386,473)

                                                                 -------------    --------------
         Net deferred tax asset recognized in balance sheet      $        --      $          --
                                                                 -------------    --------------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  On August 1, 1991, and subsequently on August 17, 1994, the Company experienced changes in the Company's ownership as defined in
         Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on a cumulative basis. As of December 31, 1997, total U.S. net operating loss carryforwards were approximately $38,543,000. Of that amount, approximately $17,208,000 was incurred subsequent to the ownership change in 1994, $16,635,000 was incurred prior to 1994 and therefore is subject to the IRC Section 382 limitation and $4,700,000 is subject to the separate return limitation rules. See Note 1 of Notes to Consolidated Financial Statements.

                 The net operating loss carryforwards expire from 1999 to 2013. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The Company has also generated approximately $17,330,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

                  The Company's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. The Company may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.


16.      SEGMENTS

                  During the years ended December 31, 1998 and 1997 and the four months ended December 31, 1996, the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use its electrically enhanced oil recovery ("EEOR") technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology. Since oil and gas exploration and production activities were at a preliminary stage, revenues for the periods ended December 31, 1997 and 1996 were minimal. For the fiscal year ended August 31, 1996, EEOR activities were reported as a separate business segment. For the fiscal year ended August 31, 1996, EEOR revenues related to a contract with one customer in Canada.

                  Operating revenues for the years ended December 31, 1998 and 1997, the year ended August 31, 1996 and the four months ended December 31, 1996 by business segment and geographical area were as follows:

                                      DECEMBER 31,    DECEMBER 31,   AUGUST 31,    DECEMBER 31,
                                          1998            1997          1996           1996
                                      ------------    -----------    -----------   ------------
         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
         Eastern Europe ...........     $602,724       $   --         $  --          $   --
         United States ............         --             --            2,624           --
         Canada ...................      201,828        313,301         23,938         16,980
                                        --------       --------       --------       --------
         TOTAL ....................     $804,552       $313,301       $ 26,562       $ 16,980
                                        --------       --------       --------       --------

         EEOR PROCESS SALES AND
         SERVICE
         United States ............     $   --         $   --         $   --         $   --
         Canada ...................         --             --            8,615           --
                                        --------       --------       --------       --------
         TOTAL ....................     $      0       $      0       $  8,615       $      0
                                        --------       --------       --------       --------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  In 1998, the Company sold its production in Eastern Europe to two customers. Sales to each customer represented 57% and 43% of operating revenue, respectively.

                  Operating profit (loss) for the years ended December 31, 1998 and 1997, the year ended August 31, 1996 and the four months ended December 31, 1996 by business segment and geographical area were as follows:

                                               DECEMBER 31,      DECEMBER 31,        AUGUST 31,       DECEMBER 31,
                                                   1998              1997               1996             1996
                                               -----------       ------------       -----------       -----------
         OIL AND GAS
         EXPLORATION, DEVELOPMENT
         AND PRODUCTION
         Eastern Europe .................      $(2,408,968)      $(24,831,798)      $(1,770,434)      $(1,712,924)
         United States ..................             --             (257,407)           (3,262)             --
         Canada .........................       (1,258,506)           (97,541)           18,836            11,378
                                               -----------       ------------       -----------       -----------
         TOTAL ..........................      $(3,667,474)      $(25,186,746)      $(1,754,860)      $(1,701,546)
                                               -----------       ------------       -----------       -----------
         EEOR PROCESS SALES AND
         SERVICE
         United States ..................      $      --         $       --         $      --         $      --
         Canada .........................             --                 --             (30,857)             --
                                               -----------       ------------       -----------       -----------
         TOTAL ..........................      $      --         $       --         $   (30,857)      $      --
                                               -----------       ------------       -----------       -----------
         CORPORATE EXPENSES..............      $(2,820,284)      $(3,903,446)      $ (3,853,972)      $(1,281,821)
                                               -----------       ------------       -----------       -----------
         TOTAL ..........................      $(6,487,758)      $(29,090,192)      $(5,639,689)      $(2,983,367)
                                               -----------       ------------       -----------       -----------

                  The Company's loss from investments in unconsolidated subsidiaries pertains primarily to operations in Eastern Europe.

                  Identifiable assets as of December 31, 1998, 1997 and 1996 by business segment and geographical area were as follows:

                                             DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                                 1998                1997                1996
                                             ------------        -----------         -----------
         CORPORATE
              United States ........         $     3,319         $   212,536         $ 7,580,219
              Canada ...............           2,304,690                --                  --
              Western Europe .......             196,304          24,263,223          29,049,022
                                             -----------         -----------         -----------
         TOTAL .....................         $ 2,504,313         $24,475,759         $36,629,241
                                             -----------         -----------         -----------
          OIL AND GAS EXPLORATION,
          DEVELOPMENT AND PRODUCTION
              Eastern Europe .......         $41,644,701         $ 5,386,707         $11,127,176
              United States ........                --                  --             6,786,714
              Canada ...............           1,001,733           2,067,257             831,930
              Western Europe .......              13,769           5,504,312                --
                                             -----------         -----------         -----------
         TOTAL .....................         $42,660,203         $12,958,276         $18,745,820
                                             -----------         -----------         -----------
         OTHER ENERGY PROJECTS
             Eastern Europe ........           1,403,013                --                  --
                                             -----------         -----------         -----------
         IDENTIFIABLE ASSETS -- TOTAL         $46,567,529         $37,434,035         $55,375,061
                                             -----------         -----------         -----------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  The percentage of operating revenues for the years ended December 31, 1998 and 1997, the year August 31, 1996 and the four months ended December 31, 1996 by business segment and geographical area are as follows:

                                           DECEMBER 31,   DECEMBER 31,   AUGUST 31,      DECEMBER 31,
                                              1998           1997           1996             1996
                                           ------------   ------------   ----------      ------------
         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
              Eastern Europe ......            75%            --             --              --
              United States .......            --             --              10%            --
              Canada ..............            25%            100%            90%            100%

         EEOR PROCESS SALES
         AND SERVICE
              United States .......            --             --             100%            --
              Canada ..............            --             --             --              --

17.      SUPPLEMENTAL CASH FLOW INFORMATION AND NONMONETARY TRANSACTIONS

                  The following represents supplemental cash flow information for the years ended December 31, 1998 and 1997, the year ended August 31, 1996 and for the four-month periods ended December 31, 1996 and 1995:


                                                                                 All amounts in 000'$
                                                                      YEARS ENDED                  4 MONTHS ENDED
                                                            --------------------------------    ---------------------

                                                             12/31/98    12/31/97    8/31/96     12/31/96    12/31/95
                                                            ---------   ----------  ---------    ---------   ---------
         Supplemental disclosures of cash flow
          information:
           Interest paid during the year  .............     $    --     $    --     $     146    $      17   $       3
                                                            ---------   ----------  ---------    ---------   ---------

         Supplemental schedule of non-cash activities:
           Acquisition of common stock of subsidiaries
           resulting in elimination upon consolidation
           and cancellation of notes receivable of
           $2,450,000 and $530,000, respectively ......     $    --     $    --     $   2,980    $    --     $   2,450
                                                            ---------   ----------  ---------    ---------   ---------

           Issuance of Common Stock upon conversion of
           convertible debentures and notes ...........     $    --     $    --     $   3,934    $     280   $    --
                                                            ---------   ----------  ---------    ---------   ---------

           Issuance of Common Stock in connection with
           investments in oil and gas ventures ........     $    --     $    1,060  $   2,353    $    --     $    --
                                                            ---------   ----------  ---------    ---------   ---------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Issuance of Common Stock in connection with compensation
           earned and third party services provided  ...............  $      --   $      --  $      --    $      --
                                                                      ---------   ---------  ---------    ---------

           Accruals recorded applicable to effective guaranty of
           Kashtan obligation and Lelyaki field close-down costs....  $      --   $   8,971  $      --    $     678
                                                                      ---------   ---------  ---------    ---------

18.      STOCK-BASED COMPENSATION PLANS

                  On August 17, 1994, options to purchase 200,000 shares of the Company's Common Stock were issued to various individuals who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options are exercisable at an exercise price of $3.00 and are only exercisable at the time or within six months after services are rendered by such individuals. All of these options expire August 16, 1999. Under the 1994 Plan, 74,000 options were outstanding at December 31, 1998.

                  Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996, 750,000 shares of the Company's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 1998. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 736,416 options were outstanding at December 31, 1998.

                  Pursuant to the terms of the Combination Agreement, on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan") to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the Company's Common Stock. Pursuant to the CAOG Plan, which has been adopted by the Company, a total of 988,000 shares of the Company's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 908,000 options were outstanding at December 31, 1998.

                  The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under its various stock option plans.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                  A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan and the CAOG Plan is as follows:

                                                     SHARES          SHARES ISSUABLE        WEIGHTED
                                                    AVAILABLE        UNDER OUTSTANDING       AVERAGE
                                                    FOR ISSUE            OPTIONS         EXERCISE PRICE
                                                    ---------        ----------------    --------------
         BALANCE AT AUGUST 31, 1995 .......                0             200,000          $     3.00
             1995 Plan Authorization ......          750,000
             Options (1994 & 1995 Plans):
                Granted at market .........          (15,000)             15,000          $     7.68
                Exercised (1994 Plan) .....             --               (26,000)         $     3.00
                                                    --------           ---------
         BALANCE AT AUGUST 31, 1996 .......          735,000             189,000          $     3.38
             Options (1994 & 1995 Plans):
                Granted at market .........         (190,750)            190,750          $    14.50
                Granted at a premium ......         (222,500)            222,500          $    17.98
                Exercised (1994 Plan) .....             --                (6,000)         $     3.00
                                                    --------           ---------
         BALANCE AT DECEMBER 31, 1996 .....          321,750             596,250          $    12.38
             Options (1994 & 1995 Plans):
                Granted at market .........          (18,500)             18,500          $     8.90
                Granted at a premium ......          (77,500)             77,500          $    10.54
                Exercised (1994 Plan) .....             --               (52,000)         $     3.00
                Canceled ..................           63,084             (63,084)         $    14.54
                                                    --------           ---------
         BALANCE AT DECEMBER 31, 1997 .....          288,834             577,166          $    12.64
                                                    --------           ---------
             Options (1994 & 1995 Plans):
                Granted at market .........         (665,084)            665,084          $     1.06
                Granted at a premium ......          (25,000)             25,000          $     0.70
                Canceled (1994 Plan) ......             --               (42,000)         $     3.00
                Canceled ..................          414,834            (414,834)         $    15.59

             CAOG Plan Authorization: .....          988,000
                Converted Options .........         (988,000)            988,000          $     1.85
                Granted at market .........          (90,000)             90,000          $     0.563
                Granted at a premium ......          (50,000)             50,000          $     0.70
                Canceled ..................          220,000            (220,000)         $     1.85
                                                    --------           ---------
         BALANCE AT DECEMBER 31, 1998 .....           93,584           1,718,416          $     1.70
                                                    --------           ---------

                  The shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                                     SHARES ISSUABLE
                                          UNDER            WEIGHTED
                                       EXERCISABLE         AVERAGE
                                         OPTIONS        EXERCISE PRICE
                                     ---------------    --------------
         August 31, 1995 .......         172,000         $   3.00
         August 31, 1996 .......         171,000         $   3.42
         December 31, 1996......         165,000         $   3.42
         December 31, 1997......         177,832         $   7.12
         December 31, 1998......         413,661         $   2.82

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The weighted average fair value of options granted at market was $0.61, $2.92, $7.30 and $2.02 for the years ended December 31, 1998 and 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996, respectively. The weighted average fair value of options granted at a premium was $0.13, $1.85 and $3.46 for the years ended December 31, 1998 and 1997 and the four month period ended December 31, 1996, respectively; no options were granted at a premium for the fiscal year ended August 31, 1996. The weighted average fair value of all options granted during the years ended December 31, 1998 and 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996 was $0.59, $2.05, $5.04 and $2.02, respectively.

                  The following table summarizes information about stock options outstanding at December 31, 1998:

                                   OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
         -----------------------------------------------------------------------    -----------------------------
                                    NUMBER         WEIGHTED                            NUMBER
                                  OF SHARES         AVERAGE         WEIGHTED         OF SHARES        WEIGHTED
               RANGE OF          OUTSTANDING       REMAINING        AVERAGE         EXERCISABLE       AVERAGE
           EXERCISE PRICES       AT 12/31/98         TERM        EXERCISE PRICE     AT 12/31/98    EXERCISE PRICE
         -------------------    ------------      ----------     --------------     -----------    --------------

         $0.31 to $1.85 .....     1,598,084          9.64            $  1.39          299,997          $  1.85
         $3.00 to $7.69 .....        89,000          8.31            $  3.79           89,000          $  3.79
         $9.00 to $14.50.....        31,332          7.84            $ 11.55           24,664          $ 11.16
         --------------------     ---------                                           -------
         $0.31 to $14.50 ....     1,718,416                                           413,661
         --------------------     ---------                                           -------

                  As discussed in Note 2, Summary of Significant Accounting Policies, under "Stock-Based Compensation Plans," of Notes to Consolidated Financial Statements, the Company accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share after plan forfeitures would have been approximately $5,750,000 and $0.36, respectively, for the year ended December 31, 1998, $28,600,000 and $2.56, respectively, for the year ended December 31, 1997 and approximately $6,500,000 and $1.04, respectively, for the fiscal year ended August 31, 1996. Stock options had no effect on net loss for the four months ended December 31, 1996. This effect is not likely to be representative of future pro forma amounts because of the exclusion of costs of grants before 1995 and the addition of awards to be granted in future years.

                  The fair value of each stock option granted by the Company was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the years ended December 31, 1998 and 1997, the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996: dividend yield of 0.00%; risk-free interest rates are different for each grant and range from 5.69% to 5.72% for the year ended December 31, 1998, 6.08% to 6.36% for the year ended December 31, 1997, 5.79% to 6.16% for the four month period ended December 31, 1996, and during the fiscal year ended August 31, 1996, only one grant was made with a risk-free interest rate of 4.79%; the average expected lives of options of 4.0 years, 2.1 years, 3.1 years and 1.5 years, respectively; and volatility of 44.8% for the year ended December 31, 1998, 44.7% for the year ended December 31, 1997 and 49% for the four month period ended December 31, 1996 and the fiscal year ended August 31, 1996.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.      RELATED PARTY TRANSACTIONS

                  The Company is a 50% shareholder of CanArgo Power Corporation, which in turn owns 85% of a Georgian private power company. The other 50% of CanArgo Power Corporation is owned by Terrenex Acquisition Corporation, an entity that is affiliated with two of the Company's directors and is itself a principal stockholder of the Company. During the first half of 1998, Terrenex, on behalf of both itself and the Company, provided all of the funds required by CanArgo Power. After the July 1998 business combination with CAOG was completed, the Company reimbursed Terrenex $398,000, representing half of the amount that had been advanced through that time.

                  In May 1998, Terrenex agreed to lend CAOG up to $1,000,000 through August 31, 1998 and subsequently advanced the $1,000,000. CAOG paid Terrenex a $10,000 commitment fee, $50,000 in draw down fees and interest at the rate of 1/2% per month. In addition, CAOG granted Terrenex options exercisable until December 31, 1998 to acquire 12 1/2% of the stock of the subsidiary holding the Nazvrevi/Block XIII production sharing contract and 15% of CAOG's position in any license received as a result of a consortium submission in response to the Dagestan tender for offshore drilling and production rights. The terms of the loan were negotiated and approved by directors of CAOG who had no affiliation with Terrenex. The Company subsequently extended the options through March 31, 1999 in consideration of the efforts of Terrenex in attempting to arrange financing for the Company. Terrenex can exercise either option by paying the percentage of the amounts expended on such projects through the exercise date as equals the percentage of the project being acquired through the exercise of the option. The Company repaid the Terrenex loan following completion of the business combination July 1998.

20.      SUBSEQUENT EVENTS

                  On February 12, 1999, the Company filed, subject to completion, a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the offering of 21,264,643 shares of its Common Stock.

                  On March 29, 1999, CanArgo was advised by The Nasdaq Stock Market that it had delisted CanArgo's common stock effective with the close of business on March 29, 1999. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


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

                  No major discovery or other favorable or adverse event subsequent to December 31, 1998 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

                  The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves at December 31, 1998, as estimated by the independent petroleum engineering firm, AMH Group Ltd.:

                                                          REPUBLIC OF
         NET PROVED RESERVES -- OIL                         GEORGIA       CANADA       TOTAL
                                                          -----------    -------      ------
         (In Thousands of Barrels)
         DECEMBER 31, 1996
                Purchase of properties ................         --           116         116
                Revisions of previous estimates .......         --           (33)        (33)
                Extension, discoveries, other additions         --           267         267
                Production ............................         --           (16)        (16)
                                                          -----------   --------      ------
         DECEMBER 31, 1997 ............................         --           334         334
                Purchase of properties ................         6,050         --       6,050
                Revisions of previous estimates                   198       (155)         43
                Extension, discoveries, other additions         1,388         --       1,388
                Production ............................           (92)       (21)       (113)
                                                          -----------   --------      ------

         DECEMBER 31, 1998 ............................         7,544        158       7,702
                                                          -----------   --------      ------
         NET PROVED DEVELOPED RESERVES
                DECEMBER 31, 1998 .....................         1,528        158       1,686
                                                          -----------   --------      ------

                          CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


                  Net proved reserves in the Republic of Georgia as at December 31, 1998 were as follows:

                                               OIL RESERVES          PSC ENTITLEMENT VOLUMES (1)
                                           --------------------      --------------------------
                                                                                     Company
                                                                        NOC        Share of NOC
        (In Thousands of Barrels)          Gross        Net (2)      Entitlement   Entitlement
                                          -------       -------      -----------   -------------
         Proved Developed Producing ...     2,404         1,647         1,340          918
         Proved Developed Non-Producing     1,379           945           890          610
         Proved Undeveloped ...........    15,200        10,412         8,783        6,016
                                           ------        ------        ------        -----
         TOTAL PROVEN .................    18,983        13,004        11,013        7,544
                                           ------        ------        ------        -----

         (1) PSC (production sharing contract) Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of NOC and, as a result of the Company's interest in NOC, accrue to the benefit of the Company for the recovery of capital, repayment of operating costs and share of profit.

         (2) Net Oil Reserves represent the Company's 68.5% share of NOC's interest under the production sharing contract in the gross reserves, before taking into account the interest of Georgian Oil.

                  Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 1998 and 1997, the four months ended December 31, 1996 and the year ended August 31, 1996 are as follows:

                                            EASTERN
                                             EUROPE         CANADA         TOTAL
                                          -----------     ---------      ----------
         December 31, 1998
        ------------------
         Property Acquisition
              Unproved* ............      $      --       $      --       $     --
              Proved ...............             --              --           --
         Exploration ...............          684,056        136,715         820,771
         Development ...............        4,390,495                      4,390,495
                                          -----------     ----------      ----------
              Total costs incurred..      $ 5,074,551     $  136,715      $5,211,266
                                          -----------     ----------      ----------

         December 31, 1997
         -----------------
         Property Acquisition
              Unproved* ............      $      --       $  324,500      $  324,500
              Proved ...............             --          684,500         684,500
         Exploration ...............             --             --              --
         Development ...............             --          680,974         680,974
                                          -----------     ----------      ----------
              Total costs incurred..      $      --       $1,689,974      $1,689,974
                                          -----------     ----------      ----------


         December 31, 1996                             United States
        ------------------                             -------------
         Property acquisition:
              Unproved* ............      $      --        $  259,338      $  259,338
              Proved ...............             --              --              --
         Exploration ...............             --              --              --
         Development ...............             --              --              --
                                          -----------      ----------      ----------
              Total costs incurred..      $      --        $  259,338      $  259,338
                                          -----------      ----------      ----------

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


         August 31, 1996                                 United States
         ---------------                                 -------------

         Property acquisition:
              Unproved*  ...........      $     --         $ 287,788      $ 287,788
              Proved ...............            --              --             --
         Exploration ...............            --              --             --
         Development ...............            --              --             --
                                          -----------      ---------      ---------
              Total costs incurred..      $     --         $ 287,788      $ 287,788
                                          -----------      ---------      ---------


              *These amounts represent costs incurred by the Company and excluded from the amortization base until proved reserves are established or impairment is determined.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


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

                  The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                               REPUBLIC OF
         DECEMBER 31, 1998 (IN THOUSANDS)                        GEORGIA        CANADA        TOTAL
                                                               -----------     -------        ------
         Future cash inflows ................................    $70,464       $ 1,905       $ 72,369
         Less related future:
              Production costs ..............................     15,051         1,176         16,227
              Development and abandonment costs .............     26,304            37         26,341
              Income taxes ..................................         --            --             --
                                                                 -------       -------        -------

         Future net cash flows ..............................     29,109           692         29,801
         10% annual discount for estimating timing of
              cash flows ....................................     13,838           255         14,093
                                                                 -------       -------        -------
         Standardized measure of discounted future net
         cash flows before income taxes .....................    $15,271       $   437       $ 15,708
                                                                 -------       -------       --------

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
               SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED

                  A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

         Year ended December 31, 1998 (in thousands)

         Beginning of period.................................... $ 1,243

         Purchase of reserves in place..........................  14,088
         Revisions of previous estimates........................     115
         Development costs incurred during the period...........   4,642
         Sales of oil and gas, net of production costs..........      38
         Production timing and other............................  (4,418)
                                                                 -------
         Net increase...........................................  14,465
                                                                 -------
         End of the period...................................... $15,708
                                                                 -------

                                 EXHIBIT INDEX



EXHIBIT                                                              FILED WITH
NUMBER                            EXHIBIT                            THIS REPORT
2(1)     Agreement Relating to the Sale and Purchase of All the
         Issued Share Capital of Gastron International Limited
         dated August 10, 1995 by and among Ribalta Holdings, Inc.
         as Vendor and Fountain Oil Incorporated as Purchaser, and
         John Richard Tate as Warrantor (Incorporated herein by
         reference from October 19, 1995 Form 8-K).

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

2(4)     Memorandum of Agreement between Fielden Management
         Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil
         Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

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

3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

3(2) Registrant's Bylaws (Incorporated herein by reference from December 31, 1996 Form 10-K).

4        Form of 8% Convertible Subordinated Debenture
         (Incorporated herein by reference from February 29, 1996
         Form 10-QSB).

*10(1) Securities Compensation Plan (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
         Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(2) Form of Certificate for Common Stock Purchase Warrants issued pursuant to the Securities Compensation Plan
         (Incorporated herein by reference from Form S-8
         Registration Statement, File No. 33-82944 filed on August
         17, 1994, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(3) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the
         Company's predecessor).

*10(4) Form of Certificate for Common Stock Purchase Warrants issued to certain investors in August 1994, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

*10(5)   Restated Employment Agreement between Fountain Oil Incorporated and
         Nils N. Trulsvik (Incorporated herein by reference from December 31,
         1997 Form 10-K/A).

*10(6)   Employment Agreement between Fountain Oil Incorporated and Ravinder S.
         Sierra (Incorporated herein by reference from August 31, 1995 Form
         10-KSB).

*10(7)   Employment Agreement between Fountain Oil Incorporated and Susan E.
         Palmer (Incorporated herein by reference from August 31, 1995 Form
         10-KSB).

*10(8) Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(9)   Fee Agreement dated November 15, 1995 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(10)  Fee Agreement between Fountain Oil Incorporated and Eugene J. Meyers
         (Incorporated herein by reference from August 31, 1996 Form 10-KSB).

*10(11)  Amended Fee Agreement dated December 10, 1996 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).

*10(12)  Employment Agreement between Fountain Oil Incorporated and Alfred
         Kjemperud (Incorporated herein by reference from March 31, 1997 Form
         10-Q).

*10(13)  Employment Agreement between the Company Oil Norway AS and Rune
         Falstad (Incorporated herein by reference from December 31, 1997 Form
         10-K/A).

*10(14)  Amended and Restated CanArgo Energy Inc. Stock Option Plan
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(15)  Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as
         Consultant (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(16)  Consultancy Agreement between CanArgo Energy Corporation and FinCom
         AS, Norway (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(17)  Employment Contract between CanArgo Energy Inc. and Anthony J.
         Potter (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(18)  Workorder between CanArgo Energy Inc. and Alfred Kjemperud as
         Consultant (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12,
         1999).

10(19) Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and International Finance Corporation (IFC) dated December 17,
         1998 (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

10(20)   Put Option Agreement between CanArgo Energy Corporation, JKX Oil
         & Gas PLC. And IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No.
         333-72295 filed on February 12, 1999).

10(21) Guarantee Agreement between CanArgo Energy Corporation and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on
         February 12, 1999).

10(22)   Agreement between Georgian Oil Refinery Company and CanArgo
         Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File
         No. 333-72295 filed on February 12, 1999).

10(23)   Terrenex Acquisition Corporation Option regarding CanArgo
         (Nazvrevi) Limited (Incorporated herein by reference from Form
         S-1 Registration Statement, File No. 333-72295 filed on February
         12, 1999).

21       List of Subsidiaries (Incorporated herein by reference from Form
         S-1 Registration Statement, File No. 333-72295 filed on February
         12, 1999).

23       Consent of PricewaterhouseCoopers LLP.                               X

27       Financial Data Schedule.                                             X