Form 10-K/A
period 1998-12-31
CANARGO ENERGY CORP
filed 1999-04-29
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

  [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                          -----------------

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


                     Common Stock, par value $0.10 per share
                  -------------------------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock traded from April 6, 1995 through March 29, 1999 on the Nasdaq National Market System under the symbol "GUSH." CanArgo common stock has also been listed and traded on the Oslo Stock Exchange since May 1995, and its symbol there is "CNR." On March 29, 1999, CanArgo was advised by The Nasdaq Stock Market that it had delisted CanArgo's common stock effective with the close of business on March 29, 1999. CanArgo has appealed the delisting decision. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board.

     As a result of the shift in the principal domestic market for CanArgo common stock from the Nasdaq National Market System to the OTC Bulletin Board, stockholders may:

o find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for common stock;

o    experience greater spreads between bid and asked prices;

o be charged relatively higher transactional costs when buying or selling common stock; and

o    encounter more difficulty in effecting sales or purchases of common stock.

In addition, while securities listed on The Nasdaq National Market System are exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital.

     The listing of CanArgo common stock on the Oslo Stock Exchange has been a secondary listing, with the primary listing being on The Nasdaq Stock Market. CanArgo is appealing The Nasdaq Stock Market delisting decision, but if that appeal does not result in the readmission of CanArgo common stock to trading on The Nasdaq Stock Market and CanArgo is unable to establish another listing acceptable to the Oslo Stock Exchange, CanArgo could not maintain its secondary listing on the Oslo Stock Exchange. While CanArgo could apply for a primary listing on the Oslo Stock Exchange, administrative requirements of that exchange attaching to a primary listing make an Oslo Stock Exchange primary listing not a feasible alternative for CanArgo.

     Prices reported in the table below are from The Nasdaq Stock Market and reflect trade prices. During July 1998, CanArgo effected a 1-for-2 reverse stock split of CanArgo's common stock. Figures for the periods prior to the effective date of the reverse stock split have been restated to give effect to the reverse stock split.

BY FISCAL QUARTER IN THE
       YEAR ENDED                               COMMON STOCK
   DECEMBER 31, 1998                            HIGH    LOW
------------------------                       ------  ------
QUARTER ENDED:
March 31, 1998                                 $2.63   $1.44
June 30, 1998                                   2.25    1.00
September 30, 1998                              1.81    0.47
December 31, 1998                               0.81    0.22

BY FISCAL QUARTER IN THE
       YEAR ENDED                                    COMMON STOCK
   DECEMBER 31, 1997                                 HIGH    LOW
------------------------                            ------  ------
QUARTER ENDED:
March 31, 1997                                      $14.25   $8.75
June 30, 1997                                        10.13    7.81
September 30, 1997                                    9.13    4.84
December 31, 1997                                     7.00    1.19

     On December 31, 1998 the number of holders of record of the common stock of CanArgo was approximately 3,849. CanArgo has not paid any cash dividends on its common stock. CanArgo currently intends to retain future earnings, if any, for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on CanArgo's results of operations and financial condition and on such other factors as CanArgo's Board of Directors may, in its discretion, consider relevant. Under a loan agreement, the ability of CanArgo's principal, majority-owned, operating subsidiary, Ninotsminda Oil Company, to transfer funds to CanArgo and its other affiliates is severely restricted. In addition, CanArgo may not pay dividends on its common stock unless its subsidiary, CanArgo Oil & Gas Inc., is able to pay and simultaneously pays an equivalent dividend on the exchangeable shares issued by that subsidiary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 28, 1999 with respect to aggregate beneficial ownership of outstanding shares of Common Stock and shares of Common Stock that would be issued upon exchange of Exchangeable Shares either outstanding or issuable for no additional consideration, by each person known by the Company to be the beneficial owner of more than 5% of the aggregate of such shares, by each Director and Named Officer of the Company and by all Directors and executive officers of the Company as a group.


                                    AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    PERCENT OF CLASS
----------------------------------------------------------------------------
Terrenex Acquisition Corporation
  1580, 727 - 7th Avenue SW
  Calgary, AB, Canada T2P 0Z5        2,355,391  (1)         11.27%
Provincial Securities Limited
  607 Gilbert House, Barbican
  London  EC2Y 8BD  UK               1,671,250              8.17%
Michael R. Binnion                     418,158  (2)         2.04%
Peder Paus                             365,894  (3)         1.79%
Nils N. Trulsvik                       103,700  (4)         *
David Robson                            75,000  (5)         *
J.F. Russell Hammond                    28,750  (6)         *
Robert A. Halpin                        13,500  (7)         *
Rune Falstad                            10,500              *
Alfred Kjemperud                             0              0%
All executive officers and
Directors as a group (8 persons)     1,025,002  (8)         4.95%

----------------
*  Less than 1%.

(1) Includes 447,360 shares underlying presently exercisable warrants to acquire Exchangeable Shares issued by the Company's subsidiary, CanArgo Oil & Gas Inc. and exchangeable for the Company's Common Stock on a share for share basis.

(2) Includes 13,792 Exchangeable Shares and 58,333 shares underlying presently exercisable options beneficially owned by Mr. Binnion. Also includes 127,191 shares, but excludes 2,228,200 shares beneficially owned by Terrenex Acquisition Corporation of which Mr. Binnion is President, a director and an approximately 5.4% shareholder. Mr. Binnion disclaims beneficial ownership of all shares beneficially owned by Terrenex, other than the 127,191 shares which represent his 5.4% proportionate interest. See Note (1) above.

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

     In May 1998, Terrenex agreed to lend CanArgo Oil & Gas Inc. up to $1,000,000 through August 31, 1998 and subsequently advanced the $1,000,000. CanArgo Oil & Gas Inc. paid Terrenex a $10,000 commitment fee, $50,000 in draw down fees and interest at the rate of 1/2% per month. In addition, CanArgo Oil & Gas Inc. granted Terrenex options exercisable until December 31, 1998 to acquire 12 1/2% of the stock of CanArgo's subsidiary that holds a production sharing contract for the Nazvrevi and Block XIII areas in the Republic of Georgia and 15% of

CanArgo Oil & Gas Inc.'s position in any license received as a result of a consortium submission in certain offshore drilling and production rights that CanArgo might acquire in the Russian Republic of Dagestan. Either option could be exercised by Terrenex paying CanArgo that percentage of all amounts expended by CanArgo through the exercise date on the relevant project equal to the percentage of the project being acquired by Terrenex through exercise of the option. The terms of the loan, including the option terms, were negotiated and approved by the directors of CanArgo Oil & Gas Inc. who had no affiliation with Terrenex. CanArgo subsequently extended the options through March 31, 1999 in consideration of the efforts of Terrenex in attempting to arrange financing for CanArgo. CanArgo repaid the Terrenex loan following completion of the business combination in July 1998. In light of the relationship between Terrenex and CanArgo, Terrenex decided that any investment related to CanArgo that it would make at this time should be in the entity CanArgo Energy Corporation and not in specific CanArgo projects, and accordingly, Terrenex permitted the options to expire unexercised.

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

CANARGO ENERGY CORPORATION
       (Registrant)


By:  /s/ Michael Binnion                                Date: April 29, 1999
     ----------------------------------------------
     Michael Binnion, President and
     Chief Financial Officer