Form 10-Q
period 1999-03-31
CANARGO ENERGY CORP
filed 1999-05-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1999

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ___________ TO _______________

                         COMMISSION FILE NUMBER 0-9147

                           CANARGO ENERGY CORPORATION
                         ------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                  91-0881481
---------------------------------------  ---------------------------------------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

        1580, 727 - 7th Avenue SW
        Calgary, Alberta, Canada                            T2P 0Z5
---------------------------------------  ---------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  403-777-1185
                               -----------------
                         (REGISTRANT'S TELEPHONE NUMBER)


                 ----------------------------------------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ]           No [   ]

The number of shares of registrant's common stock outstanding on April 30, 1999 was 19,526,324. An additional 1,738,319 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEET

                                                               Unaudited
                                                       -------------------------
                                                       MARCH 31,    DECEMBER 31,
                                                          1999          1998
                                                       ----------   ------------
ASSETS
------
Cash and cash equivalents                            $    705,807    $  1,924,908
Accounts receivable                                       381,699         424,367
Advances to operator                                      252,588         376,890
Inventory                                                 298,149         170,405
Other current assets                                      300,509         453,476
                                                     ------------    ------------
      Total current assets                           $  1,938,752    $  3,350,046

Property and equipment, net                             6,259,741       6,201,936
Oil and gas properties, net, full cost method
   (including unevaluated amounts of $13,510,157
   and $13,266,368 respectively)                       31,069,646      30,137,573
Investments in and advances to oil and gas and
   other ventures - net                                 7,049,182       6,877,974
                                                     ------------    ------------
TOTAL ASSETS                                         $ 46,317,321    $ 46,567,529
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                     $  1,427,139    $    821,761
Accrued liabilities                                     1,255,774       1,162,050
                                                     ------------    ------------
       Total current liabilities                     $  2,682,913    $  1,983,811

Minority interest in subsidiaries                       4,464,698       4,552,285

Stockholders' equity:
   Preferred stock, par value $0.10 per share                  --              --
   Common stock, par value $0.10 per share              2,126,464       2,101,464
   Capital in excess of par value                     101,630,441     101,545,941
   Accumulated deficit                                (64,587,195)    (63,615,972)
                                                     ------------    ------------
      Total stockholders' equity                     $ 39,169,710    $ 40,031,433
                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 46,317,321    $ 46,567,529
                                                     ============    ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                          Unaudited
                                                  ------------------------
                                                     Three Months Ended
                                                   MARCH 31,    MARCH 31,
                                                     1999         1998
                                                  ----------   -----------
Operating Revenues:
Oil and gas sales                                 $  113,667   $    80,614
                                                  ----------   -----------
                                                     113,667        80,614
                                                  ----------   -----------
Operating Expenses:
  Lease operating expense                             66,718        99,517
  Direct project costs                                68,068       539,406
  General and administrative                         858,630     1,457,352
  Depreciation, depletion and amortization            25,000       117,824
  Equity loss from investments in unconsolidated
    subsidiaries                                      21,581        91,431
  Impairment of oil and gas properties                    --       800,000
                                                  ----------   -----------
                                                   1,039,997     3,105,530
                                                  ----------   -----------
OPERATING LOSS                                      (926,330)   (3,024,916)
                                                  ----------   -----------
Other Income (Expense):
  Interest, net                                      (48,259)      203,574
  Other                                              (84,221)        3,225
                                                  ----------   -----------
TOTAL OTHER INCOME (EXPENSE)                        (132,480)      206,799
                                                  ----------   -----------
Minority interest in loss of consolidated
  subsidiary                                          87,587            --
                                                  ----------   -----------
NET LOSS AND COMPREHENSIVE LOSS                   $ (971,223)  $(2,818,117)
                                                  ==========   ===========
Weighted average number of
  common shares outstanding                       21,222,976    11,223,744
                                                  ----------   -----------
NET LOSS PER COMMON SHARE - BASIC                 $    (0.05)  $     (0.25)
                                                  ----------   -----------
NET LOSS PER COMMON SHARE - DILUTED               $    (0.05)  $     (0.25)
                                                  ----------   -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                               Unaudited
                                                       ------------------------
                                                          Three Months Ended
                                                        MARCH 31,     MARCH 31,
                                                          1999          1998
                                                       ----------     ---------
Operating activities:
  Net loss                                             $ (971,223)  $(2,818,117)
  Depreciation, depletion and amortization                 25,000       117,824
  Impairment of oil and gas properties                         --       800,000
  Equity loss from investments in unconsolidated
    subsidiaries                                           21,581        91,431
  Minority interest in loss of consolidated subsidiary    (87,587)           --
Changes in assets and liabilities:
    Accounts receivable                                    42,668            --
    Advances to operator                                  124,302            --
    Inventory                                            (127,744)           --
    Other current assets                                  152,967       172,315
    Accounts payable                                      605,378      (164,835)
    Accrued liabilities                                    93,724      (772,399)
                                                       ----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                    (120,934)   (2,573,781)
                                                       ----------   -----------
Investing activities:
  Restricted cash                                              --      (200,000)
  Investments in oil and gas properties                  (842,573)      (73,904)
  Purchase of property and equipment                      (62,805)       (1,321)
  Investments in and advances to oil and gas and other
    ventures                                             (192,789)           --
                                                       ----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (1,098,167)     (275,225)
                                                       ----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,219,101)   (2,849,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,924,908    14,164,177
                                                       ----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  705,807   $11,315,171
                                                       ==========   ===========
Non cash investing and financing activities:
  Issuance of common stock in connection with
    acquisition of oil and gas properties              $  109,500   $        --
                                                       ==========   ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
         (UNAUDITED)


(1) Basis of Presentation - The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, the Company) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

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

(2)   Business Combination

      On July 15, 1998, the Company completed the acquisition of all of the common stock of CanArgo Oil & Gas Inc. ("CAOG") for Common Stock consideration valued at $19,362,500. CAOG is an oil and gas exploration, development and production company whose principal operations are located in the Republic of Georgia. On completion of the acquisition, CAOG became a subsidiary of the Company, and each previously outstanding share of CAOG Common Stock was converted into the right to receive 0.8 shares of the Company's Common Stock, giving the former shareholders of CAOG the right to receive approximately 47% of the Company's Common Stock. In addition, the former management of CAOG now holds a majority of the Company's senior management positions. The transaction was accounted for as a purchase. Under purchase accounting, CAOG's results have been included in the Company's consolidated financial statements since the date of acquisition.

      The business combination will result in the issuance of 9,790,900 shares of the Company's Common Stock without receipt of additional consideration by the Company. At March 31, 1999, 7,919,701 of these shares had been issued. Giving effect to the full issuance of such shares, the number of shares of the Company's Common Stock outstanding as at March 31, 1999 would be 21,264,643.

(3)   Need for Significant Additional Capital, Possible Impairment of Assets

      As described in notes 4, 5 and 6 to the condensed consolidated financial statements, the Company has oil and gas related assets totaling $44,107,212. In order to recover the carrying value of the proved properties (principally the Ninotsminda field), among other things, the Company will be required to raise significant additional capital to develop the proved properties in order to increase production to a level that provides positive cash flow and to recover the proved reserves associated with those properties. Budgeted costs for this development are approximately $9.5 million to be incurred prior to mid-2000 and approximately $16 million thereafter. To partially fund this further development cost, Ninotsminda Oil Company received a $6 million loan commitment from the International Finance Corporation. However, the commitment is essentially contingent on the Company providing $2 million to NOC in the form of a subordinated loan. There is no assurance that the Company will be able to raise the required funds and therefore that NOC will be able to draw on the loan. If the Company cannot successfully raise the required funds to develop the Ninotsminda field, it may not be able to recover its carrying value.

      In addition to the funds needed to develop the Ninotsminda field, significant additional capital will be required to explore and, if appropriate develop, the Company's unproved properties and its investment in oil and gas ventures. This requirement could be met by raising additional capital, partnering with other industry participants who would fund all or part of the exploration or development activities in exchange for an interest in the properties or interests or outright sale of the properties or interests. The Company is actively seeking industry partners in connection with its interests in the Stynawske field as well as its other unproved properties in Eastern Europe. No adjustment to the carrying value of these properties or interests have been made as of March 31, 1999, pending the outcome of the Company's capital raising or joint venture activities. However, it substantive joint venture partners are not obtained or significant capital is not raised the Company may not recover all or any of the carrying value of those assets. In addition, even if the Company obtains the means or identifies an industry partner to explore those properties, there is no assurance that proved reserves will be found in sufficient quantities to permit the Company to recover its investment.

      The Company has mobilized oil and gas related equipment to Georgia principally for use in the development of the Ninotsminda field and ultimately for the exploration and development of certain other unproved properties in Eastern Europe. If the Ninotsminda field and certain unproved properties are not successfully developed, the Company may not recover the remaining carrying value of this equipment.

      The Company's investments in Georgian American Oil Refinery and Sagarego Power Corporation are part of the Company's strategy to successfully develop the Ninotsminda field and accordingly, ultimate realization of those investments is tied to the successful development and operation of that field.

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

(4)   Property and Equipment, Net

      Property and equipment, net of accumulated depreciation and impairment at March 31, 1999 and December 31, 1998 included the following:

                                                                                             DECEMBER 31,
                                                      MARCH 31, 1999                             1998
                                 ---------------------------------------------------------   ------------
                                                ACCUMULATED
                                     COST       DEPRECIATION     IMPAIRMENT        NET           NET
                                 -----------    ------------    ------------    ----------   ------------
      Electrically enhanced oil
        recovery ("EEOR")
        equipment                 $   562,953   $  (290,855)     $      --      $   272,098   $  272,098
      Oil and gas related
        equipment                   8,426,310            --       (2,710,024)     5,716,286    5,653,481
      Office furniture, fixtures
        and equipment and other     1,090,352       (418,995)       (400,000)       271,357      276,357
                                  -----------   ------------     -----------    -----------   ----------
      PROPERTY AND EQUIPMENT      $10,079,615   $   (709,850)    $(3,110,024)   $ 6,259,741   $6,201,936
                                  ===========   ============     ===========    ===========   ==========

      Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by the Company in the development of the Ninotsminda field.

(5)   Oil and Gas Properties, Net

      The Company has acquired interests in oil and gas properties through share ownership, joint ventures and joint operating arrangements. A summary of the Company's oil and gas properties at March 31, 1999 and December 31, 1998 is set out below:

                                                                                                DECEMBER 31,
                                                      MARCH  31, 1999                               1998
                            ------------------------------------------------------------------  ------------
                            REPUBLIC OF
                              GEORGIA        CANADA         USA           OTHER       TOTAL         TOTAL
                            -----------   -----------   ------------    --------   -----------  ------------
      Proved properties     $17,426,461   $ 1,637,947    $ 1,174,734    $     --   $20,239,142   $19,530,858
      Unproved properties    12,951,701       324,500             --     233,956    13,510,157    13,266,368
      Less: accumulated
      depletion and
        impairment             (194,421)   (1,310,498)    (1,174,734)         --    (2,679,653)   (2,659,653)
                            -----------   -----------    -----------    --------   -----------   -----------
      TOTAL OIL AND GAS
      PROPERTIES, NET       $30,183,741   $   651,949    $        --    $233,956   $31,069,646   $30,137,573
                            ===========   ===========    ===========    ========   ===========   ===========

      Oil and gas properties obtained in connection with the acquisition of CAOG includes $15,120,000 of properties in the full cost pool and $10,550,500 of unevaluated properties. The Ninotsminda field includes seven producing wells and since February 1996 has been operated under the terms of a production sharing contract ("PSC") between Ninotsminda Oil Company Limited ("NOC") and the Republic of Georgia represented by the state oil company, Georgian Oil. Unproved properties in the Republic of Georgia include other license areas within the Ninotsminda PSC, as well as other exploration areas referred to as the Nazvrevi block and Block XIII operated under the terms of a PSC between the Company's wholly owned subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia.

      During the first quarter of 1997, the Company purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. During the three months ended March 31, 1998, the Company recognized impairments aggregating $800,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the quarterly application of the full cost ceiling test. The impairment relates to proved properties.

      Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $13,510,157 and $13,266,368 at March 31, 1999 and December 31, 1998 respectively. Unproved oil and gas properties at March 31, 1999 include costs of $13,185,657 (December 31, 1998 - $12,941,868) with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next five years. Remaining costs of $324,500 (December 31, 1998 - $324,500) relate to the Sylvan Lake field which are expected to be evaluated over the next 12 months. If no proved reserves are added, these properties could result in additional impairment.

  (6) Investments in and Advances to Oil and Gas and Other Ventures

      The Company has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's net investment in and advances to oil and gas ventures as of March 31, 1999 and December 31, 1998 is set out below:

                                                                              MARCH 31,        DECEMBER 31,
      INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES              1999               1998
      -------------------------------------------------------------           ---------        ------------
      Ukraine - Stynawske Field, Boryslaw
         Through 45% ownership of Boryslaw Oil  Company                      $ 6,076,233        $ 5,980,613
      Republic of Georgia - Sartichala
         Through 12.9% ownership of Georgian American Oil Refinery             1,004,445          1,004,445
      Republic of Georgia - Ninotsminda
         Through an effective 42.5% ownership Sagarego Power Corporation         564,965            467,796
      Ukraine - Lelyaki Field, Pryluki Region
        Through an effective 40.5% ownership of Kashtan Petroleum Ltd.         2,435,725          2,435,725
      Adygea, Russian Federation - Maykop Field
         Through 37% ownership in Intergas JSC                                 6,710,874          6,710,874
      Albania - Gorisht-Kocul Field
         Through 50% ownership of the joint venture                            2,202,922          2,202,922
                                                                             -----------        -----------
      TOTAL INVESTMENTS IN AND ADVANCES TO
      OIL AND GAS AND OTHER VENTURES                                         $18,995,164        $18,802,375
                                                                            ------------        -----------


                                                                               MARCH 31,      DECEMBER 31,
      EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES                   1999            1998
      ---------------------------------------------------------               ----------      ------------
      Ukraine - Stynawske Field, Boryslaw                                    $  (596,461)     $  (574,880)
      Ukraine - Lelyaki Field, Pryluki Region                                 (2,435,725)      (2,435,725)
      Adygea, Russian Federation - Maykop Field                               (1,452,510)      (1,452,510)
      Albania - Gorisht-Kocul Field                                             (833,191)        (833,191)
                                                                             -----------      -----------
      CUMULATIVE EQUITY IN PROFIT (LOSS) OF
      OIL AND GAS AND OTHER VENTURES                                         $(5,317,887)     $(5,296,306)
                                                                             -----------      -----------

      Impairment - Maykop Field                                              $(5,258,364)     $(5,258,364)
      Impairment - Gorisht-Kocul Field                                        (1,369,731)      (1,369,731)
                                                                             -----------      -----------
      TOTAL IMPAIRMENT                                                       $(6,628,095)     $(6,628,095)
                                                                             -----------      -----------
      TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER
      VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                            $ 7,049,182      $ 6,877,974
                                                                             ===========      ===========

      As of March 31, 1999, the Company had net investments in and advances to oil and gas ventures totaling $5,479,772 (December 31, 1998 - $5,405,733) which relate to Boryslaw Oil Company, the entity holding the license to develop the Stynawske field, for which development operations have not yet begun. Included are advances to Boryslaw Oil Company totaling $1,715,000 and $1,665,000 at March 31, 1999 and December 31, 1998, respectively. Such advances are recoverable only from future revenue of or payments from future participants in the venture, if any.

      The Company's investment in and advances to Boryslaw Oil Company are essentially unevaluated properties. At March 31, 1999 and December 31, 1998, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

      As of March 31, 1999 the Company had remaining net investments in oil and gas properties and other ventures totaling $38,118,828 (December 31, 1998
      - $37,015,547). Of this amount, $5,479,772 (December 31, 1998 -
      $5,405,733) relates to the Stynawske field in the Ukraine for which development operations have not yet begun. Ultimate realization of the carrying value of the Company's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. The Company expects that the initial phase of development of the Stynawske field will consist of the workover of a number of existing wells, with a view towards increasing production and gathering data for the preparation of a full field development program. The Company is actively seeking to establish arrangements under which oil and gas production companies or other investors would acquire a portion of the Company's interest in the Stynawske field in return for supplying financing or services to implement the initial phase of the project. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and the Company may not recover its carrying value. The Company will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

(7)   Accrued Liabilities

      Accrued liabilities at March 31, 1999 and December 31, 1998 included the following:

                                                                            MARCH 31,          DECEMBER 31,
                                                                              1999                 1998
                                                                            ---------          ------------
      Professional fees                                                    $  330,000           $  280,000
      Seismic acquisition                                                     814,931              771,207
      Taxes payable                                                            61,000               61,000
      Other                                                                    49,843               49,843
                                                                           ----------           ----------
                                                                           $1,255,774           $1,162,050
                                                                           ==========           ==========

(8)   Stockholders' Equity

                                         COMMON STOCK
                                   ------------------------
                                     NUMBER OF
                                      SHARES                    ADDITIONAL                      TOTAL
                                    ISSUED AND                   PAID-IN      ACCUMULATED   STOCKHOLDERS'
                                     ISSUABLE     PAR VALUE      CAPITAL        DEFICIT        EQUITY
                                   -----------   ----------    -----------    -----------   -------------
      BALANCE, DECEMBER 31, 1998    15,157,868   $1,515,786    $90,549,249   $(63,615,972)   $28,449,063

      Issuance of common stock
      upon exchange of CanArgo
      Oil & Gas Inc.
      Exchangeable Shares            3,985,576      398,558      7,483,326             --      7,881,884

      Issuance of common stock
      in connection with
      acquisition of oil and
      gas properties                   250,000       25,000         84,500             --        109,500

      Net loss                              --           --             --       (971,223)      (971,223)
                                    ----------   ----------   ------------   ------------    -----------
                                    19,393,444    1,939,344     98,117,075    (64,587,195)    35,469,224
      Shares issuable upon
      exchange of CanArgo Oil &
      Gas Inc. Exchangeable
      Shares without payment of
      additional consideration       1,871,199      187,120      3,513,366             --      3,700,486
                                    ----------   ----------   ------------   ------------    -----------
      BALANCE, MARCH 31, 1999       21,264,643    2,126,464   $101,630,441   $(64,587,195)   $39,169,710
                                    ==========   ==========   ============   ============    ===========

      CanArgo's Board of Directors has adopted resolutions proposing, subject to stockholder approval, a 1-for-25 reverse stock split of its outstanding shares of common stock.

(9)   Net Loss Per Common Share

      Effective December 31, 1997, the Company adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended March 31, 1999 and March 31, 1998 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the three month periods ended March 31, 1999 and 1998 are 21,222,976 and 11,223,744, respectively. The weighted average number of shares outstanding at March 31, 1999 excludes 2,754,595 shares issuable upon exercise of options and warrants because they are anti-dilutive.

(10)  Commitments and Contingencies

      OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

      The Company has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At March 31, 1999, the Company had the contingent obligation to issue an aggregate of 187,500 shares of its Common Stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. The Company believes that it has no further obligation to fund operations of Kashtan Petroleum Ltd. or Intergas JSC.

      LEGAL PROCEEDINGS AND POTENTIAL CLAIMS

      On February 20, 1998, Zhoda Corporation ("Zhoda") filed suit against CanArgo in the District Court of Harris County, Texas. In 1997, Zhoda sold to CanArgo shares in a company through which CanArgo acquired most of its interest in the Lelyaki field project. Part of the consideration which CanArgo paid to Zhoda consisted of shares of a CanArgo subsidiary which were exchangeable for shares of CanArgo common stock only upon the achievement of specified Lelyaki field operating objectives. CanArgo believes that these objectives were not achieved. In the litigation, Zhoda asserts that it was wrongfully deprived of the value of the CanArgo shares it believes it should have received, based upon claims of breach of contract, breach of fiduciary duty and duty of good faith and fair dealing, fraud and constructive fraud, fraud in the inducement, negligent misrepresentation, civil conspiracy, breach of trust, unjust enrichment and rescission. Zhoda is seeking more than $7,500,000 in damages, return of the shares transferred to CanArgo, and other relief. The Harris County District Court has stayed the litigation pending completion of arbitration proceedings, which are being held in Calgary, Alberta. The arbitration proceedings are still in the preliminary procedural stage. CanArgo believes it has meritorious defenses to Zhoda's claims which it intends to assert vigorously. A judgment in favor of Zhoda could have a material adverse effect on CanArgo's financial condition, results of operations, cash flows and prospects.

      On March 24, 1998, CanArgo filed an action against Zhoda in the Court of Queen's Bench of Alberta, Judicial Centre of Calgary, in which CanArgo seeks to recover $190,000, plus interest, which CanArgo asserts Zhoda owes CanArgo pursuant to promissory notes and loan agreements. On March 31, 1998, Zhoda filed a statement of defense and a counterclaim in which it asserted essentially the same claims as were asserted in the Texas action described above. On the basis of its counterclaim, Zhoda seeks relief similar to that sought in the Texas action. CanArgo's claim against Zhoda in the Alberta action is not within the scope of the arbitration proceeding being conducted in Calgary.

      On March 9, 1998, Ribalta Holdings, Inc. ("Ribalta"), which sold to CanArgo shares in a company through which CanArgo acquired most of its interest in the Maykop field project, filed suit against CanArgo in the Third Judicial District Court of Salt Lake County, Utah. Ribalta, however, has not yet served the complaint on the CanArgo.

      In its complaint, Ribalta alleges breach by CanArgo of the contract governing the sale of the shares it transferred to CanArgo and failure of a condition in that contract that should have resulted in the termination of the contract. Ribalta seeks the return of all benefits conferred on CanArgo pursuant to the contract or damages equal to the value of such benefits, as well as other relief. Under that contract, as amended, the maximum consideration to which Ribalta might have been entitled was $800,000 and 350,000 shares of CanArgo Common Stock. CanArgo believes that no consideration is payable under that contract because conditions to payment specified in the contract were not satisfied. A judgment in favor of Ribalta in this proceeding could have a material adverse impact on CanArgo's financial condition, results of operations, cash flows and prospects. CanArgo believes it has meritorious defenses to Ribalta's claims which it intends to assert vigorously.

      POTENTIAL CLAIMS RELATING TO PREVIOUSLY IMPAIRED PROJECTS

      As a result of CanArgo's decision to cease active development of the Lelyaki, Maykop and Gorisht-Kocul projects, CanArgo may be subject to contingent liabilities in the form of claims from the joint ventures developing such projects or from others participating in those projects. CanArgo was advised during the first quarter of 1998 that Intergas and another shareholder of Intergas were considering asserting such claims in relation to the Maykop project, but no such claims have yet been asserted. CanArgo is unable to estimate the range that such claims, if made, might total. However, if one or more such claims were asserted and determined to be valid, they could have a material adverse effect on CanArgo's financial position, results of operations, cash flows and prospects. Such claims may be adjudicated in the host country forum under host country laws.

(11)  Segment Information

      For the three month periods ended March 31, 1999 and 1998, the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use its electrically enhanced oil recovery ("EEOR") technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology.

      Operating revenues for the three month periods ended March 31, 1999 and 1998 by geographical area were as follows:

                                                             MARCH 31,      MARCH 31,
                                                               1999           1998
                                                             ---------      ---------
      OIL AND GAS EXPLORATION, DEVELOPMENT AND
      PRODUCTION
         Eastern Europe                                      $ 68,000        $    --
         Canada                                                45,667         80,614
                                                             --------        -------
         TOTAL                                               $113,667        $80,614
                                                             ========        =======

      Operating profit (loss) for the three month periods ended March 31, 1999 and 1998 by geographical area were as follows:

                                                          MARCH 31,         MARCH 31,
                                                            1999              1998
                                                          ---------         ---------
      OIL AND GAS EXPLORATION, DEVELOPMENT AND
      PRODUCTION
          Eastern Europe                                  $(336,194)      $(1,592,777)
          Canada                                            (85,503)         (142,985)
                                                          ---------       -----------
          TOTAL                                           $(421,697)      $(1,735,762)

      CORPORATE EXPENSES                                  $(504,633)      $(1,289,154)
                                                          ---------       -----------
      TOTAL                                               $(926,330)      $(3,024,916)
                                                          =========       ===========

      Identifiable assets as of March 31, 1999 and December 31, 1998 by business segment and geographical area were as follows:

                                        MARCH 31,        DECEMBER 31,
                                          1999               1998
                                        ---------        ------------
      CORPORATE
          United States                $   154,756        $     3,319
          Canada                         1,117,817          2,304,690
          Western Europe                    93,632            196,304
                                       -----------        -----------
      TOTAL                            $ 1,366,205        $ 2,504,313

      OIL AND GAS EXPLORATION,
      DEVELOPMENT AND PRODUCTION
          Eastern Europe               $42,413,878        $41,644,701
          Canada                           956,513          1,001,733
          Western Europe                    11,315             13,769
                                       -----------        -----------
      TOTAL                            $43,381,706        $42,660,203

      OTHER ENERGY PROJECTS
          Eastern Europe               $ 1,569,410        $ 1,403,013
                                       -----------        -----------
      IDENTIFIABLE ASSETS - TOTAL      $46,317,321        $46,567,529
                                       ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

         The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements" and elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

         CanArgo's cash balance at March 31, 1999 is not sufficient to cover CanArgo's working capital requirements and capital expenditure plans for 1999. CanArgo's management believes that its current cash, augmented by the anticipated proceeds of $900,000 from the planned disposition of assets not central to its operations, should be adequate to continue through the third quarter of 1999, CanArgo's operations at the same activity level as they have experienced during the past several months. This would not, however, include any major expenditures on any of its properties or ventures. No assurances can be given that CanArgo will be able to complete any asset sales or that the proceeds from any such asset sales will be as great as CanArgo anticipates.

         Current development plans for the Ninotsminda field includes the drilling of a minimum of three development wells plus five major rehabilitations of existing wells, with a view towards increasing oil production. The total budgeted cost of the current development plan is $9,573,000. The development plan is scheduled to be implemented in 1999 and the first half of 2000, but that timing is dependent upon funding for the development plan being available promptly. A key portion of the funding program is not yet in place.

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

         The extent, cost and timing of a full Ninotsminda field development plan are highly speculative and will depend significantly upon the results of the current development program. CanArgo currently projects that the full field development plan for oil would involve the drilling of nine additional wells, would cost an additional $16 million, and would require two to three years to complete. Should Ninotsminda Oil Company attempt to implement such a plan immediately following completion of the current development plan in approximately mid-2000, it could require substantial additional funding. It is unlikely CanArgo could provide such funding unless CanArgo itself obtained substantial additional funding.

         To avoid cutbacks to CanArgo's capital expenditure and working capital plans, CanArgo is seeking additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions including those with major stockholders, investment bankers and other oil companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

         On March 29, 1999, CanArgo was advised that its common stock had been delisted from The Nasdaq Market System effective at the close of business on March 29, 1999. The management of CanArgo is assessing the impact the delisting will have on CanArgo's plans and ability to raise required funds. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board. The listing of CanArgo common stock on the Oslo Stock Exchange has been a secondary listing, with the primary listing being on The Nasdaq Stock Market. CanArgo is appealing The Nasdaq Stock Market delisting decision, but if that appeal does not result in the readmission of CanArgo common stock to trading on The Nasdaq Stock Market and CanArgo is unable to establish another primary listing acceptable to the Oslo Stock Exchange, CanArgo could not maintain its secondary listing on the Oslo Stock Exchange. While CanArgo could apply for a primary listing on the Oslo Stock Exchange, administrative requirements of that Exchange attaching to a primary listing make an Oslo Stock Exchange primary listing not a feasible alternative for CanArgo.

         CanArgo's Board of Directors has adopted resolutions proposing, subject to stockholder approval, a 1-for-25 reverse stock split of its outstanding shares of common stock. The purpose of the reverse split is to attempt to establish a common stock structure that might achieve a bid price in excess of $5.00 per share so that CanArgo can seek readmission to the Nasdaq National Market System. There is no assurance, however, that after the reverse split the common stock will trade at a price that is 25 times its current price or that the common stock will be relisted on Nasdaq.

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

         CanArgo does not presently have the resources to fund the $2,000,000 subordinated loan to Ninotsminda Oil Company. CanArgo has filed a registration statement with the Securities and Exchange Commission under which it proposes to offer up to 21,264,643 shares of Common Stock. The primary use of proceeds from the offering would be funding of the $2,000,000 subordinated loan to Ninotsminda Oil Company. CanArgo could also pursue other financing alternatives, such as a secured loan, to obtain the resources to fund the subordinated loan. A number of uncertainties affect CanArgo's financing plans, and no assurances can be given that:


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

         As of March 31, 1999, CanArgo had a working capital deficit of $744,000, compared to working capital surplus of $1,366,000 as of December 31, 1998. The $2,110,000 decrease in working capital from December 31, 1998 to March 31, 1999 principally reflects a reduction in cash and cash equivalents and an increase in accounts payable.

         Cash and cash equivalents decreased $1,219,000 during the three months ended March 31, 1999 from $1,925,000 at December 31, 1998 to $706,000 at March 31, 1999, primarily as a result of expenditures on operating activities. Cash and cash equivalents at March 31, 1999 included $275,000 held by Ninotsminda Oil Company, a 68.5% owned subsidiary of CanArgo which is developing the Ninotsminda field, to which CanArgo has limited access.

         Accounts receivable decreased from $424,000 at December 31, 1998 to $382,000 at March 31, 1999. The decrease is primarily as a result of an allowance for doubtful accounts related to prior oil sales.

         Advances to operator decreased from $377,000 at December 31, 1998 to $253,000 at March 31, 1999 as a result of expenditures by the entity performing the operations at the Ninotsminda field on behalf and at the direction of CanArgo.

         Inventory increased from $170,000 at December 31, 1998 to $298,000 at March 31, 1999 as result of placing a portion of CanArgo's oil produced during the first quarter of 1999 at the Ninotsminda field in storage to be available for sale in the Georgian domestic and regional market, or in the international market. At March 31, 1999, 91,000 barrels of oil were in storage. Inventories are valued at the lower of cost or market.

         Other current assets decreased from $453,000 at December 31, 1998 to $301,000 at March 31, 1999, primarily as a result of the amortization of prepaid expenses.

         Property and equipment, net, increased from $6,202,000 at December 31, 1998 to $6,260,000 at March 31, 1999 primarily as a result of capitalized costs associated with moving two drilling rigs and related equipment to the Republic of Georgia from Cyprus and testing of one of the rigs.

         Oil and gas properties, net increased from $30,138,000 at December 31, 1998 to $31,070,000 at March 31, 1999 primarily as a result of the evaluation of seismic data with respect to the Ninotsminda and Nazvrevi fields for $400,000, capitalization of $262,000 of Ninotsminda Oil Company general and administrative expenses related to exploration and development activities and acquisition of certain interests with respect to the Ninotsminda field for $110,000.

         Investments in and advances to oil and gas and other ventures, net increased from $6,878,000 at December 31, 1998 to $7,049,000 at March 31, 1999.
The increase reflects principally advances of $97,000 to CanArgo Power Corporation with respect to a power project to be located adjacent to the Ninotsminda field and advances of $96,000 to Boryslaw Oil Company, the entity developing the Stynawske field project. These investments and advances were partially offset by CanArgo's $22,000 equity in the loss of Boryslaw Oil Company in the three months ended March 31, 1999.

         As of March 31, 1999 and December 31, 1998, CanArgo had net investments in and advances to Boryslaw Oil Company totaling $5,480,000 and $5,406,000, respectively. CanArgo has the responsibility for arranging financing for this venture, and unless third-party financing can be arranged, CanArgo might have to supply the capital to finance operations until the venture generates positive cash flow, which would have the effect of increasing investments in and advances to oil and gas and other ventures. The amount of such advances may be greater than the amount of the operating losses recognized by CanArgo, which would cause such net investment balances to increase. Such investments and advances at the initial stages of development are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that CanArgo will be able to arrange third-party financing for such venture, that CanArgo will have sufficient resources to fund the capital and operating needs of the venture, or that the venture will be successful.

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

         CanArgo is involved in several lawsuits which are described in Note 10 of notes to unaudited condensed consolidated financial statements. CanArgo could incur significant costs in defending these lawsuits, and the loss of any of these lawsuits could have a material adverse effect on the financial condition, results of operations, cash flows, and prospects of CanArgo.

         CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its common stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At March 31, 1999, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

         Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo intends where opportunities exist to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

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

      Minority interest in subsidiaries at March 31, 1999 of $4,465,000 relates to the 31.5% interest of the non-controlling shareholder in Ninotsminda Oil Company.

Year 2000 Compliance

      The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or produce erroneous results. CanArgo has completed a review of its existing information technology and non-information technology systems and has upgraded its accounting information systems to software that the developer represents to be Year 2000 compliant. Except for a limited number of desktop computers utilized by CanArgo which CanArgo intends to replace, CanArgo believes that the software and hardware currently used by CanArgo, including oilfield production equipment, is Year 2000 compliant. The cost of replacing the desktop computers is expected not to exceed $25,000. Although CanArgo does not expect to incur significant additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case.

      CanArgo has identified several significant suppliers of goods and services, primarily in the banking, transportation, refining, utility and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. CanArgo has reviewed information from these suppliers, where available, with respect to their Year 2000 compliance and status and continues to monitor their progress. While disruptions to the local power grid as a result of the Year 2000 problem and other problems could interfere with CanArgo's ability to produce oil and continue development activities at the Ninotsminda field, CanArgo anticipates that the planned addition later this year of independent power generation capability at the Ninotsminda field, if accomplished, will substantially mitigate that risk and enable CanArgo to at least produce and store oil. Because of uncertainties, however, the actual effects of the Year 2000 problem on CanArgo may be different from its current assessment. Should remedial efforts be required, the inability of CanArgo or its principal suppliers to become Year 2000 compliant in a timely manner could impact CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis and could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows.

New Accounting Standards

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information both of which were adopted in 1998 without having any material effect on CanArgo's financial statements. In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be adopted in the 1999 third quarter financial statements and based on present circumstances would not have any material effect on CanArgo's financial statements.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 1999 and 1998

      CanArgo recorded operating revenue of $114,000 during the three month period ended March 31, 1999 compared with $81,000 for the three month period ended March 31, 1998. Ninotsminda Oil Company generated $68,000 of revenue in the three month period ended March 31, 1999. Its net share of the 107,800 barrels of gross production from the Ninotsminda field in the period amounted to 39,000 barrels. From its share, Ninotsminda Oil Company placed 31,431 barrels of oil into storage to be held for sale into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the

Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first quarter of 1999 averaged $8.98 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $46,000 of revenue in the three month period ended March 31, 1999 and substantially all revenue for the three month period ended March 31, 1998.

         The operating loss for the three month period ended March 31, 1999 amounted to $926,000 compared with $3,025,000 for the corresponding period in 1998. The decrease in the operating loss is attributable primarily to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $800,000 in 1998.

         Lease operating expenses decreased to $67,000 for the three month period ended March 31, 1999 as compared to $100,000 for the three month period ended December 31, 1998. The decrease is primarily as a result of a lower level of operating activity with respect to the Sylvan Lake property for the three month period ended March 31, 1999, partially offset by the inclusion of Ninotsminda field expenses.

         Direct project costs decreased to $68,000 for the three month period ended March 31, 1999, from $539,000 for the three month period ended March 31, 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

         General and administrative costs decreased to $859,000 for the three month period ended March 31, 1999, from $1,457,000 for the three month period ended March 31, 1998. The decrease is primarily attributable to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., partially offset by the cost of activity related to the Ninotsminda field.

         The decrease in depreciation, depletion and amortization expense from $118,000 for the three month period ended March 31, 1998 to $25,000 for the three month period ended March 31, 1999 is attributable principally to the write-down of the Sylvan Lake properties in 1998 and a decrease in the number of barrels of oil produced from the Sylvan Lake property for the three month period ended March 31, 1999, partially offset by depletion related to Ninotsminda field oil production.

         The equity loss from investments in unconsolidated subsidiaries decreased to $22,000 for the three month period ended March 31, 1999, from $91,000 for the three month period ended March 31, 1998 as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1998, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

         During the three months ended March 31, 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $800,000 as a result of a substantial decline of heavy oil prices and the quarterly application of the full cost ceiling test. There was no comparable write down during the three months ended March 31, 1999.

         CanArgo recorded net other expenses of $132,000 for the three months ended March 31, 1999, as compared to net other income of $207,000 during the three months ended March 31, 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances for the three months ended March 31, 1999 compared to the same period for the previous year and the payment of a facility fee pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation.

         The net loss of $971,000 or $0.05 per share for the three month period ended March 31,1999 compares to a net loss of $2,818,000, or $0.25 per share for the three month period ended March 31, 1998. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during the three month period ended March 31, 1999 than during the three month period ended March 31, 1998.

FORWARD LOOKING STATEMENTS

         The forward looking statements contained in this Item 2 and elsewhere in this Form 10-Q are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

                          PART II - OTHER INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      On January 15, 1999, CanArgo sold 250,000 shares of common stock in exchange for oil and gas interests in the Republic of Georgia, including contractual obligations of Ninotsminda Oil Company. The shares were valued at the market price on the date of issuance in the amount of $109,500.

      The offer and sale of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under
Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The purchaser of the shares represented to CanArgo, among other things, that it was acquiring the shares for its own account; that it was acquiring the shares for investment and not with a view toward the distribution thereof; and that it would not sell the shares without registration under the Act or an applicable exemption from such registration requirement. The certificate representing the shares has a restrictive legend endorsed thereon reflecting the restrictions on transferability arising out of the foregoing matters, and CanArgo has issued "stop transfer" instructions to its transfer agent with respect to such shares.


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

3(2)     Registrant's Bylaws.

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

27       Financial Data Schedule.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CANARGO ENERGY CORPORATION



Date: May 14, 1999           By:  /s/ Michael Binnion
                                  -------------------------------------
                                  Michael Binnion
                                  President and Chief Financial Officer

                                  EXHIBIT INDEX


 EXHIBIT                                                                               FILED WITH
 NUMBER                                     EXHIBIT                                    THIS REPORT
-----------------   --------------------------------------------------------         ---------------

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

3(2)                Registrant's Bylaws.                                             X

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

27                  Financial Data Schedule.                                               X
