Form 10-Q
period 1999-06-30
CANARGO ENERGY CORP
filed 1999-08-16
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED JUNE 30, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM             TO
             -----------    ---------------


                    COMMISSION FILE NUMBER           0-9147
                                           ---------------------------


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


        1580, 727 - 7th Avenue SW
        Calgary, Alberta, Canada                            T2P 0Z5
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  403-777-1185
--------------------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


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

The number of shares of registrant's common stock outstanding on August 6, 1999 was 32,103,296. An additional 1,112,959 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEET


                                                             Unaudited
                                                     ---------------------------
                                                       JUNE 30,     December 31,
                                                         1999          1998
                                                     ------------   ------------
ASSETS

Cash and cash equivalents                            $   190,618   $ 1,924,908
Accounts receivable                                      158,272       424,367
Advances to operator                                     290,338       376,890
Inventory                                                179,212       170,405
Other current assets                                     174,867       453,476
                                                     -----------   -----------
   Total current assets                              $   993,307   $ 3,350,046

Deferred share issue costs                               292,688            --
Property and equipment, net                            6,383,049     6,201,936
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $13,510,157
  and $13,266,368 respectively)                       30,297,132    30,137,573
Investments in and advances to oil and gas and other
  ventures - net                                       7,375,832     6,877,974
                                                     -----------   -----------
TOTAL ASSETS                                         $45,342,008   $46,567,529
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                     $ 1,633,174   $   821,761
Accrued liabilities                                      717,702     1,162,050
                                                     -----------   -----------
   Total current liabilities                         $ 2,350,876   $ 1,983,811

Provision for future site restoration                      4,300            --
Minority interest in subsidiaries                      4,395,796     4,552,285

Stockholders' equity:
 Preferred stock, par value $0.10 per share                   --            --
 Common stock, par value $0.10 per share               2,135,589     2,101,464
 Capital in excess of par value                      101,646,976   101,545,941
 Accumulated deficit                                 (65,191,529)  (63,615,972)
                                                     -----------   -----------
   Total stockholders' equity                        $38,591,036   $40,031,433
                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $45,342,008   $46,567,529
                                                     ===========   ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                            Unaudited                  Unaudited
                                    -------------------------  --------------------------
                                       Three Months Ended           Six Months Ended
                                     JUNE 30,      June 30,      JUNE 30,      June 30,
                                       1999          1998          1999          1998
                                    -----------  ------------  ------------  ------------
Operating Revenues:
  Oil and gas sales                 $   790,795   $    51,902   $   904,462   $   132,516
  Other                                      --        12,000            --        12,000
                                    -----------   -----------   -----------   -----------
                                        790,795        63,902       904,462       144,516
                                    -----------   -----------   -----------   -----------
Operating Expenses:
  Lease operating expense               433,332        78,110       500,050       177,627
  Direct project costs                  118,337       245,078       403,537       784,484
  General and administrative            419,550       757,403     1,104,384     2,214,754
  Depreciation, depletion and
    amortization                        373,300        42,647       398,300       160,471
  Equity loss from investments
    in unconsolidated subsidiaries       20,000        43,946        41,581       135,377
  Impairment of oil and gas
    properties                               --       100,000            --       900,000
                                    -----------   -----------   -----------   -----------
                                      1,364,519     1,267,184     2,447,852     4,372,713
                                    -----------   -----------   -----------   -----------
OPERATING LOSS                          573,724     1,203,282     1,543,390     4,228,197
                                    -----------   -----------   -----------   -----------
Other Income (Expense):
  Interest, net                        (102,361)       39,227      (150,620)      242,799
  Other income (expense)                 32,652           775        (8,233)        4,000
  Loss on disposition
    of equipment                        (29,803)      (27,698)      (29,803)      (27,698)
                                    -----------   -----------   -----------   -----------
TOTAL OTHER INCOME (EXPENSE)            (99,512)       12,304      (188,656)      219,101
                                    -----------   -----------   -----------   -----------
Minority interest in loss of
  consolidated subsidiary                68,902            --       156,489            --
                                    -----------   -----------   -----------   -----------
NET LOSS AND COMPREHENSIVE LOSS     $   604,334   $ 1,190,978   $ 1,575,557   $ 4,009,096
                                    ===========   ===========   ===========   ===========
Weighted average number of
  common shares outstanding          21,297,844    11,223,744    21,217,799    11,223,744
                                    -----------   -----------   -----------   -----------
BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                  $     (0.03)  $     (0.11)  $     (0.07)  $     (0.36)
                                    ===========   ===========   ===========   ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                 Unaudited
                                                        -------------------------
                                                             Six Months Ended
                                                          JUNE 30,      June 30,
                                                            1999          1998
                                                        ------------   ------------
Operating activities:
  Net loss                                              $(1,575,557)  $ (4,009,096)
  Depreciation, depletion and amortization                  398,300        160,471
  Impairment of oil and gas properties                           --        900,000
  Equity loss from investments in unconsolidated
    subsidiaries                                             41,581        135,377
  Loss on disposition of equipment                           29,803         27,698
  Minority interest in loss of consolidated subsidiary     (156,489)            --
  Changes in assets and liabilities:
    Accounts receivable                                     266,095       (818,331)
    Advances to operator                                     86,552             --
    Inventory                                                (8,807)            --
    Other current assets                                    278,609        511,722
    Accounts payable                                        811,413         (3,462)
    Accrued liabilities                                    (444,348)    (9,759,594)
                                                        -----------   ------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES               (272,848)   (12,855,215)
                                                        -----------   ------------
Investing activities:
  Restricted cash                                                --      9,700,000
  Deferred acquisition costs                                     --     (1,125,827)
  Investments in oil and gas properties                    (416,059)      (110,599)
  Purchase of property and equipment                       (306,916)       (45,193)
  Proceeds from disposition of assets                        68,000        716,987
  Investments in and advances to oil and gas and
    other ventures                                         (539,439)       (63,979)
                                                        -----------   ------------
NET CASH USED IN INVESTING ACTIVITIES                    (1,194,414)     9,071,389
                                                        -----------   ------------
Financing activities:
  Issue of common shares                                     25,660             --
  Deferred share issue costs                               (292,688)            --
                                                        -----------   ------------
                                                           (267,028)            --
                                                        -----------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (1,734,290)    (3,783,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            1,924,908     14,164,177
                                                        -----------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $   190,618   $ 10,380,351
                                                        ===========   ============

Non cash investing and financing activities:
Issuance of common stock in connection with
  acquisition of oil and gas properties                 $   109,500   $         --
                                                        ===========   ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
         (UNAUDITED)


(1) Basis of Presentation - The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo's Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission.

      On July 15, 1998, CanArgo filed with the Delaware Secretary of State amendments to its Certificate of Incorporation to effect a one-for-two reverse split of the shares of CanArgo's common stock (the "Reverse Split") and to change CanArgo's name from Fountain Oil Incorporated to
      CanArgo Energy Corporation.   The Reverse Split has been reflected
      retroactively in the accompanying financial statements.

      Oil and Gas Properties - CanArgo and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

      Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to an amount (the full cost ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties, less (c) income tax effects related to differences in the book and tax basis of the oil and gas properties.

(2)   Business Combination

      On July 15, 1998, CanArgo completed the acquisition of all of the common stock of CanArgo Oil & Gas Inc. ("CAOG") for common stock consideration valued at $19,362,500. CAOG is an oil and gas exploration, development and production company whose principal operations are located in the Republic of Georgia. On completion of the acquisition, CAOG became a subsidiary of CanArgo, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares of CanArgo's common stock, giving the former shareholders of CAOG the right to receive approximately 47% of CanArgo's common stock immediately after the acquisition. In addition, the former management of CAOG now holds a majority of CanArgo's senior management positions. The transaction was accounted for as a purchase. Under purchase accounting, CAOG's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

      The business combination will result in the issuance of 9,790,900 shares of CanArgo's common stock without receipt of additional consideration by CanArgo. At June 30, 1999, 8,671,941 of these shares had been issued. Giving effect to the full issuance of such shares, the number of shares of CanArgo's common stock outstanding as at June 30, 1999 would be 21,355,893.

(3)   Need for Significant Additional Capital, Possible Impairment of Assets

      As described in notes 5, 6 and 7 to the condensed consolidated financial statements, CanArgo has oil and gas related assets totaling $43,703,081. In order to recover the carrying value of the proved properties (principally the Ninotsminda field), CanArgo will be required among other things to raise significant additional capital to develop the proved properties in order to increase production to a level that provides positive cash flow and to recover the proved reserves associated with those properties. If CanArgo cannot successfully raise the required funds to develop the Ninotsminda field, it may not be able to recover its carrying value.

      In addition to the funds needed to develop the Ninotsminda field, significant additional capital will be required to explore and, if appropriate, develop CanArgo's unproved properties and its investment in oil and gas ventures. This requirement could be met by raising additional capital, partnering with other industry participants who would fund all or part of the exploration or development activities in exchange for an interest in the properties or interests or outright sale of the properties or interests. CanArgo is actively seeking industry partners in connection with its interests in the Stynawske field as well as its other unproved properties in Eastern Europe. No adjustment to the carrying value of these properties or interests have been made as of June 30, 1999, pending the outcome of CanArgo's capital raising and joint venture efforts. However, if substantive joint venture partners are not obtained or significant capital is not raised CanArgo may not recover all or any of the carrying value of those assets. In addition, even if CanArgo obtains the means or identifies an industry partner to explore and develop those properties, there is no assurance that proved reserves will be found in sufficient quantities to permit CanArgo to recover its investment.

      CanArgo has transported oil and gas related equipment to Georgia initially for use in the development of the Ninotsminda field and ultimately for the exploration and development of certain other unproved properties in Eastern Europe. If the Ninotsminda field and certain unproved properties are not successfully developed, CanArgo may not recover the remaining carrying value of this equipment.

      CanArgo's investments in Georgian American Oil Refinery and Sagarego Power Corporation are part of the Company's strategy to develop the Ninotsminda field and accordingly, the ultimate realization of those investments is tied to the successful development and operation of that field.

      The consolidated financial statements of CanArgo do not give effect to any additional impairment in the value of CanArgo's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. CanArgo's consolidated financial statements have been prepared under the assumption of a going concern. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company and ultimately its ability to continue as a going concern.

(4)   Deferred Share Issue Costs

      Deferred share issue costs of $292,688, which are principally fees to legal counsel and investment bankers, relate to a registration statement with the Securities and Exchange Commission under which CanArgo offered up to 21,264,643 shares of common stock. On August 6, 1999, CanArgo closed its registered public offering resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109.

(5)   Property and Equipment, Net

      Property and equipment, net of accumulated depreciation and impairment at June 30, 1999 and December 31, 1998 included the following:


                                                              JUNE 30,                   December 31,
                                                                1999                        1998
                                             ----------------------------------------    ------------
                                                             ACCUMULATED
                                                            DEPRECIATION
                                               COST        AND IMPAIRMENT       NET           NET
                                             --------     ---------------     ------        -------
Electrically enhanced oil
  recovery ("EEOR")
  equipment                                 $        --     $         --   $        --   $   272,098
Oil and gas related
  equipment                                   8,763,141       (2,733,024)    6,030,117     5,653,481
Office furniture, fixtures
  and equipment and other                     1,176,927         (823,995)      352,932       276,357
                                            -----------     ------------   -----------   -----------
PROPERTY AND EQUIPMENT                      $ 9,940,068     $ (3,557,019)  $ 6,383,049   $ 6,201,936
                                            ===========     ============   ===========   ===========


      Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field. The EEOR property and equipment is held by a subsidiary that became an unconsolidated subsidiary.

(6)   Oil and Gas Properties, Net

      CanArgo has acquired interests in oil and gas properties through share ownership, joint ventures and joint operating arrangements. A summary of CanArgo's oil and gas properties at June 30, 1999 and December 31, 1998 is set out below:


                                                                                             December 31,
                                                 JUNE 30, 1999                                   1998
                     ---------------------------------------------------------------------  -------------
                      REPUBLIC OF
                        GEORGIA        CANADA         USA           OTHER        TOTAL           TOTAL
                     -------------  ------------  -------------   ---------    ----------   -------------
Proved properties     $16,994,947   $ 1,637,947     $ 1,174,734    $     --   $19,807,628    $19,530,858
Unproved properties    12,951,701       324,500              --     233,956    13,510,157     13,266,368
Less: accumulated
  depletion and
  impairment             (525,421)   (1,320,498)     (1,174,734)         --    (3,020,653)    (2,659,653)
                      -----------   -----------     -----------    --------   -----------    -----------
TOTAL OIL AND GAS
PROPERTIES, NET       $29,421,227   $   641,949     $        --    $233,956   $30,297,132    $30,137,573
                      ===========   ===========     ===========    ========   ===========    ===========

      Oil and gas properties obtained in connection with the acquisition of CAOG includes $15,120,000 of properties in the full cost pool and $10,550,500 of unevaluated properties. The Ninotsminda field includes seven producing wells and since February 1996 has been operated under the terms of a production sharing contract ("PSC") between Ninotsminda Oil Company Limited ("NOC") and the Republic of Georgia represented by the state oil company, Georgian Oil. Unproved properties in the Republic of Georgia include other license areas within the Ninotsminda PSC, as well as other exploration areas referred to as the Nazvrevi block and Block XIII operated under the terms of a PSC between CanArgo's wholly owned subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia.

      During the first quarter of 1997, CanArgo purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. During the six months ended June 30, 1998, CanArgo recognized impairments aggregating $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the quarterly application of the full cost ceiling limitation. The impairment relates to proved properties.

      Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $13,510,157 and $13,266,368 at June 30, 1999 and December 31, 1998 respectively. Unproved oil and gas properties at June 30, 1999 include costs of $13,185,657 (December 31, 1998 - $12,941,868) with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next five years. Remaining costs of $324,500 (December 31, 1998 - $324,500) relate to the Sylvan Lake field which are expected to be evaluated over the next 12 months. If no proved reserves are added, these properties could experience additional impairment.

(7)   Investments in and Advances to Oil and Gas and Other Ventures

      CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas ventures as of June 30, 1999 and December 31, 1998 is set out below:


                                                                          JUNE 30,        December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES               1999              1998
-------------------------------------------------------------             --------        ------------
Ukraine - Stynawske Field, Boryslaw
  Through 45% ownership of Boryslaw Oil Company                         $ 6,086,254        $ 5,980,613
Republic of Georgia - Sartichala
  Through 12.9% ownership of Georgian American Oil Refinery               1,004,445          1,004,445
Republic of Georgia - Ninotsminda
  Through an effective 42.5% ownership Sagarego Power Corporation           565,164            467,796
Uentech International Corporation
  Through an effective 47.5% voting interest                                336,430                 --
Ukraine - Lelyaki Field, Pryluki Region
  Through an effective 40.5% ownership of Kashtan Petroleum Ltd.          2,435,725          2,435,725
Adygea, Russian Federation - Maykop Field
  Through 37% ownership in Intergas JSC                                   6,710,874          6,710,874
Albania - Gorisht-Kocul Field
  Through 50% ownership of the joint venture                              2,202,922          2,202,922
                                                                        -----------        -----------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS AND OTHER VENTURES                                          $19,341,814        $18,802,375
                                                                        ===========        ===========

                                                                         JUNE 30,          December 31,
EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES                  1999               1998
---------------------------------------------------------                --------         -------------
Ukraine - Stynawske Field, Boryslaw                                      $ (616,461)       $  (574,880)
Ukraine - Lelyaki Field, Pryluki Region                                  (2,435,725)        (2,435,725)
Adygea, Russian Federation - Maykop Field                                (1,452,510)        (1,452,510)
Albania - Gorisht-Kocul Field                                              (833,191)          (833,191)
                                                                       ------------       ------------
CUMULATIVE EQUITY IN PROFIT (LOSS) OF
OIL AND GAS AND OTHER VENTURES                                          $(5,337,887)       $(5,296,306)
                                                                       ------------       ------------
Impairment - Maykop Field                                               $(5,258,364)       $(5,258,364)
Impairment - Gorisht-Kocul Field                                         (1,369,731)        (1,369,731)
                                                                       ------------       ------------
TOTAL IMPAIRMENT                                                        $(6,628,095)       $(6,628,095)
                                                                       ------------        -----------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND
GAS AND OTHER VENTURES, NET OF EQUITY LOSS AND
IMPAIRMENT                                                              $ 7,375,832        $ 6,877,974
                                                                        ===========        ===========

      As of June 30, 1999, CanArgo had net investments in and advances to oil and gas ventures totaling $5,469,793 (December 31, 1998 - $5,405,733) which relate to Boryslaw Oil Company, the entity holding the license to develop the Stynawske field, for which development operations have not yet begun. Included are advances to Boryslaw Oil Company totaling $1,715,000 and $1,665,000 at June 30, 1999 and December 31, 1998,
      respectively. Such advances are recoverable only from future revenue of or payments from future participants in the venture, if any.

      CanArgo's investment in and advances to Boryslaw Oil Company are essentially unevaluated properties. At June 30, 1999 and December 31, 1998, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

      As of June 30, 1999, CanArgo had remaining net investments in oil and gas properties and ventures totaling $37,672,964 (December 31, 1998 - $37,015,547). Of this amount, $5,489,793 (December 31, 1998 -
      $5,405,733) relates to the Stynawske field in the Ukraine for which development operations have not yet begun. Ultimate realization of the carrying value of CanArgo's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation or arrangements in lieu of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. CanArgo expects that the initial phase of development of the Stynawske field will consist of the workover of a number of existing wells, with a view towards increasing production and gathering data for the preparation of a full field development program. CanArgo is actively seeking to establish arrangements under which oil and gas production companies or other investors would acquire a portion of CanArgo's interest in the Stynawske field in return for supplying financing or services to implement the initial phase of the project. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover its carrying value. CanArgo will be entitled to distributions from the various properties and ventures in accordance with the arrangements governing the respective properties and ventures.

(8)   Accrued Liabilities

      Accrued liabilities at June 30, 1999 and December 31, 1998 included the following:


                           JUNE 30,          December 31,
                             1999               1998
                           --------         ------------
Professional fees        $  261,224         $  280,000
Seismic acquisition         351,965            771,207
Taxes payable                61,000             61,000
Other                        43,513             49,843
                         ----------         ----------
                         $  717,702         $1,162,050
                         ==========         ==========

(9) Stockholders' Equity


                                          COMMON STOCK
                                   --------------------------
                                     NUMBER OF
                                       SHARES                       ADDITIONAL                            TOTAL
                                     ISSUED AND                       PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                      ISSUABLE      PAR VALUE         CAPITAL          DEFICIT           EQUITY
                                    ------------    ---------       -----------      ------------     -------------
BALANCE, DECEMBER 31, 1998           15,157,868    $1,515,786       $90,549,249      $(63,615,972)      $28,449,063

Issuance of common stock
upon exchange of CanArgo
Oil & Gas Inc.
Exchangeable Shares                   4,737,816       473,782         8,895,732                --         9,369,514

Issuance of common stock
in connection with
acquisition of oil and
gas properties                          250,000        25,000            84,500                --           109,500

Issuance of common stock
for services                             91,250         9,125            16,535                --            25,660

Net loss                                     --            --                --        (1,575,557)       (1,575,557)
                                     ----------    ----------      ------------      ------------       -----------
                                     20,236,934     2,023,693        99,546,016       (65,191,529)       36,378,180
Shares issuable upon
exchange of CanArgo Oil &
Gas Inc. Exchangeable
Shares without payment of
additional consideration              1,118,959       111,896         2,100,960                --         2,212,856
                                     ----------    ----------      ------------      ------------       -----------
BALANCE, JUNE 30, 1999               21,355,893     2,135,589      $101,646,976      $(65,191,529)      $38,591,036
                                     ==========    ==========      ============      ============       ===========

      At the annual meeting of stockholders held on June 16, 1999, stockholders approved an amendment to CanArgo's Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, subject to implementation at the discretion of the Board of Directors. At June 30, 1999, the reverse stock split had not been effected.

(10)  Net Loss Per Common Share

      Effective December 31, 1997, CanArgo adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended June 30, 1999 and 1998 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the six month periods ended June 30, 1999 and 1998 are 21,217,799 and 11,223,744, respectively. The weighted average number of shares outstanding at June 30, 1999 excludes 2,529,336 shares issuable upon exercise of options and warrants because they are anti-dilutive.

(11)  Commitments and Contingencies

      OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

      CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 1999, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. CanArgo believes that it has no further obligation to fund operations of Kashtan Petroleum Ltd. or Intergas JSC.



      LEGAL PROCEEDINGS AND POTENTIAL CLAIMS

      On June 17, 1999, CanArgo entered into a settlement agreement with Zhoda Corporation ("Zhoda") in which both parties dismissed their respective claims against each other in exchange for the transfer to CanArgo of all of the shares Zhoda held in a CanArgo subsidiary, the conveyance to Zhoda of CanArgo's interest in Kashtan Petroleum Ltd. and a cash payment from CanArgo to Zhoda in the amount of $50,000. At June 30, 1999, the remaining liability of $37,500 is included in accrued liabilities with respect to this settlement.

      On July 7, 1999, CanArgo entered into a settlement agreement with Ribalta Holdings, Inc. in which both parties dismissed their respective claims against each other.

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

(12)  Segment Information

      For the six month periods ended June 30, 1999 and 1998, CanArgo operated through one business segment, oil and gas exploration and production, reflecting its decision to use its electrically enhanced oil recovery ("EEOR") technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology.

      Operating revenues for the six month periods ended June 30, 1999 and 1998 by geographical area were as follows:


                                                       JUNE 30,      June 30,
                                                         1999          1998
                                                      ---------      --------
OIL AND GAS EXPLORATION, DEVELOPMENT AND
  PRODUCTION
    Eastern Europe                                    $707,171       $     --
    Canada                                             197,291        132,516
                                                      --------       --------
    TOTAL                                             $904,462       $132,516
                                                      ========       ========

      Operating profit (loss) for the six month periods ended June 30, 1999 and 1998 by geographical area were as follows:


                                                    JUNE 30,          June 30,
                                                      1999              1998
                                                   -----------      -----------
OIL AND GAS EXPLORATION, DEVELOPMENT AND
  PRODUCTION
    Eastern Europe                                 $  (741,599)     $  (870,517)
    Canada                                             (73,335)      (1,038,284)
                                                   -----------      -----------
    TOTAL                                          $  (814,934)     $(1,908,801)

CORPORATE EXPENSES                                 $  (760,623)     $(2,319,396)
                                                   -----------      -----------
TOTAL                                              $(1,575,557)     $(4,228,197)
                                                   ===========      ===========

      Identifiable assets as of June 30, 1999 and December 31, 1998 by business segment and geographical area were as follows:


                                                    JUNE 30,        December 31,
                                                      1999              1998
                                                  -----------       -----------
CORPORATE
  United States                                       $ 1,119       $     3,319
  Canada                                              211,571         2,304,690
  Western Europe                                       47,475           196,304
                                                  -----------       -----------
TOTAL                                             $   260,165       $ 2,504,313

OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
  Eastern Europe                                  $43,028,045       $41,644,701
  Canada                                              147,759         1,001,733
  Western Europe                                           --            13,769
                                                  -----------       -----------
TOTAL                                             $43,175,804       $42,660,203

OTHER ENERGY PROJECTS
  Eastern Europe                                  $ 1,906,039       $ 1,403,013
                                                  -----------       -----------
IDENTIFIABLE ASSETS - TOTAL                       $45,342,008       $46,567,529
                                                  ===========       ===========

(13)  Subsequent Events

      On July 19, 1999, CanArgo obtained a $500,000 working capital loan from Terrenex Acquisition Corporation, CanArgo's largest stockholder. The loan is to be paid in full on or before September 21, 1999, with compound interest payable at a rate of 1% per calendar month. CanArgo paid Terrenex a financing fee of 50,000 shares, or about 4%, of Uentech International Corp., a majority owned subsidiary of CanArgo which holds the rights to CanArgo's EEOR technology.

      On August 6, 1999, the Company closed its registered public offering resulting in the issuance of 11,850,362 shares at $0.30 per share for
      gross proceeds of $3,555,109.   After completion of the offering, CanArgo
      has 32,103,296 common shares issued and outstanding.

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

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

     On July 19, 1999, CanArgo obtained a $500,000 working capital loan from Terrenex Acquisition Corporation, CanArgo's largest stockholder. The loan is to be paid in full on or before September 21, 1999, with compound interest payable at a rate of 1% per calendar month. CanArgo paid Terrenex a financing fee of 50,000 shares, or about 4% of the outstanding shares, of Uentech International Corporation, a majority owned subsidiary of CanArgo which holds the rights to CanArgo's electrically enhanced oil recovery ("EEOR") technology. CanArgo expects to repay the loan either from net proceeds of its public offering discussed below or from the sale of assets not central to its operations.

     On August 6, 1999, CanArgo closed its registered public offering, resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109. CanArgo's management believes that net proceeds from the offering, augmented by cash generated from operations, the anticipated proceeds of approximately $900,000 from the planned disposition of assets not central to its operations and a $6 million loan from the International Finance Corporation ("IFC") should be sufficient to cover operating needs during the next twelve month period. However, no assurances can be given that:


     O   CanArgo will be able to complete any asset sales;

     O the proceeds from any such asset sales will be as great as CanArgo anticipates;

     O   CanArgo's operations will generate positive cash flow;

     O CanArgo will satisfy the conditions to the disbursement of the IFC loan; or

     O The funds provided by the sources noted above or from other sources will be sufficient to satisfy CanArgo's operating needs during the next twelve months.

     Of the net proceeds from the public offering, CanArgo intends to use $2 million to make a subordinated loan to Ninotsminda Oil Company so that Ninotsminda Oil Company can receive funding of a $6 million loan from the IFC. Current development plans for the Ninotsminda field includes the drilling of a minimum of three development wells plus five major rehabilitations of existing wells, with a view towards increasing oil production. The total budgeted cost of the current development plan is $9,573,000. The development plan is
scheduled to be implemented in 1999 and the first half of 2000.   CanArgo
believes that the $6 million loan from the IFC and the $2 million subordinated loan from CanArgo to Ninotsminda Oil Company will provide most of the funds required to complete the current development program.

     Pursuant to the loan agreement between Ninotsminda Oil Company and the IFC, the IFC has the right, upon notice to CanArgo, to terminate its loan commitment if, among other things, the first disbursement under the loan agreement is not made by June 30, 1999, or such other date as IFC and CanArgo agree. IFC has no obligation to disburse funds after June 30, 2000. In addition to the provision of a $2 million subordinated loan to Ninotsminda Oil Company, both the initial and each subsequent disbursement are also subject to a large number of conditions including:

      O    the maintenance of specified financial ratios;

      O the absence of any material adverse changes in Ninotsminda Oil Company's financial position or business prospects;

      O evidence that Ninotsminda Oil Company has received at least $10 million from its shareholders since the beginning of 1998 in the form of equity contributions and the $2 million subordinated loan, which either has been expended on the Ninotsminda field current development program or is held in a cash account. CanArgo believes that the other shareholder of Ninotsminda Oil Company will not participate in the subordinated loan and that CanArgo will be required to fund the entire $2,000,000 in order for Ninotsminda Oil Company to have access to the IFC funding; and

      O receipt by the IFC of favourable legal opinions on a variety of matters related to the loan.

     No assurance can be given that the conditions to disbursement will be satisfied or, if not satisfied, waived, or that the IFC will fund all or any part of the $6 million dollar loan.

     As a considerable amount of infrastructure for the Ninotsminda field has been put in place by Georgian Oil, increases in oil production are not expected to increase infrastructure costs substantially. No assurance can be given, however, that funding of the Ninotsminda field current development plan will be timely, that the development plan will be successfully completed, that it will increase production, or that the Ninotsminda field operating revenues after completion of the development plan will exceed operating costs.

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

     Depending upon the amount of revenue generated by operations and partial funding of CanArgo projects by third-party participants, CanArgo believes that it may be required to obtain additional debt or equity financing by the second half of 2000. No assurances can be given that CanArgo will be able to obtain such financing or that the financing that is available will be offered on terms that are attractive or even acceptable to CanArgo. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions including those with major stockholders, investment bankers and other oil companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

     At the annual meeting of stockholders held on June 16, 1999, stockholders approved an amendment to CanArgo's Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, subject to implementation at the discretion of the Board of Directors. At June 30, 1999, the reverse stock split had not been effected. The purpose of the reverse split is to attempt to establish a common stock structure that might achieve a bid price in excess of $5.00 per share so that CanArgo can seek readmission to the Nasdaq National Market System. There is no assurance, however, that after the reverse split the common stock will trade at a price that is 25 times its current price or that the common stock will be relisted on Nasdaq.

     As of June 30, 1999, CanArgo had a working capital deficit of $1,358,000, compared to working capital surplus of $1,366,000 as of December 31, 1998. The $2,724,000 decrease in working capital from December 31, 1998 to June 30, 1999 principally reflects a reduction in cash and cash equivalents and an increase in accounts payable.

     Cash and cash equivalents decreased $1,734,000 during the six months ended June 30, 1999 from $1,925,000 at December 31, 1998 to $191,000 at June 30,
1999, primarily as a result of expenditures on operating activities. Cash and cash equivalents at June 30, 1999 included $51,000 held by Ninotsminda Oil Company, a 68.5% owned subsidiary of CanArgo which is developing the Ninotsminda field, to which CanArgo has limited access.

     Accounts receivable decreased from $424,000 at December 31, 1998 to $158,000 at June 30, 1999. The decrease is primarily as a result of collection of outstanding amounts and an allowance for doubtful accounts related to prior oil sales.

     Advances to operator decreased from $377,000 at December 31, 1998 to $290,000 at June 30, 1999 as a result of expenditures by the entity performing the operations at the Ninotsminda field on behalf and at the direction of CanArgo.

     At June 30, 1999, 52,000 barrels of oil were held in storage to be available for sale in the Georgian domestic and regional market, or in the international market. Inventories are valued at the lower of cost or market.

     Other current assets decreased from $453,000 at December 31, 1998 to $175,000 at June 30, 1999, primarily as a result of the amortization of prepaid expenses.

     Property and equipment, net, increased from $6,202,000 at December 31, 1998 to $6,383,000 at June 30, 1999, primarily as a result of capitalized costs associated with moving two drilling rigs and related equipment to the Republic of Georgia from Cyprus and testing of one of the rigs.

     Oil and gas properties, net increased from $30,138,000 at December 31, 1998 to $30,297,000 at June 30, 1999, primarily as a result of the evaluation of seismic data with respect to the Ninotsminda and Nazvrevi fields for $100,000, capitalization of $475,000 of Ninotsminda Oil Company general and administrative expenses related to exploration and development activities and acquisition of certain interests with respect to the Ninotsminda field for $110,000.

     Investments in and advances to oil and gas and other ventures, net increased from $6,878,000 at December 31, 1998 to $7,376,000 at June 30, 1999.
The increase reflects principally a restructuring by CanArgo of its EEOR assets whereby CanArgo placed its EEOR assets into Uentech International Corporation, a Canadian controlled private corporation, with the objective of Uentech International Corporation raising additional third party capital specifically for development of the EEOR technology. Following the restructuring, CanArgo held at June 30, 1999, 47.5% of the outstanding voting common shares of Uentech International Corporation and 79.3% of the total common shares outstanding. During the six month period ended June 30, 1999, CanArgo also advanced $98,000 to CanArgo Power Corporation with respect to a power project to be located adjacent to the Ninotsminda field and $106,000 to Boryslaw Oil Company, the entity developing the Stynawske field project. These investments and advances were partially offset by CanArgo's $42,000 equity in the loss of Boryslaw Oil Company in the six months ended June 30, 1999.

     As of June 30, 1999 and December 31, 1998, CanArgo had net investments in and advances to Boryslaw Oil Company totaling $5,470,000 and $5,406,000, respectively. CanArgo has the responsibility for arranging financing for this venture, and unless third-party financing can be arranged, CanArgo might have to supply the capital to finance operations until the venture generates positive cash flow, which would have the effect of increasing investments in and advances to oil and gas and other ventures. The amount of such advances may be greater than the amount of the operating losses recognized by CanArgo, which would cause such net investment balances to increase. Such investments and advances at the initial stages of development are essentially unevaluated oil and gas properties, and such costs may not be recovered if the venture is not successful. No assurance can be given that CanArgo will be able to arrange third-party financing for such venture, that CanArgo will have sufficient resources to fund the capital and operating needs of the venture, or that the venture will be successful.

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

     CanArgo has in the past been involved and in the future could be involved in lawsuits and could incur significant costs in defending such lawsuits the loss of which could have a material adverse effect on the financial condition, results of operations, cash flows and prospects of CanArgo.

     CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its common stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At June 30, 1999, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

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

CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures. CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures. Until the IFC loan is repaid by Ninotsminda Oil Company, CanArgo will have only limited ability to transfer funds from Ninotsminda Oil Company to CanArgo.

     Minority interest in subsidiaries at June 30, 1999 of $4,396,000 relates to the 31.5% interest of the non-controlling shareholder in Ninotsminda Oil Company.

Year 2000 Compliance

     The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or produce erroneous results. CanArgo has completed a review of its existing information technology and non-information technology systems and has upgraded its accounting information systems to software that the developer represents to be Year 2000 compliant. Except for a limited number of desktop computers utilized by CanArgo which CanArgo intends to replace, CanArgo believes that the software and hardware currently used by CanArgo including oilfield production equipment is Year 2000 compliant. The cost of replacing the desktop computers is expected not to exceed $25,000. Although CanArgo does not expect to incur significant additional expenditures to address Year 2000 issues, there can be no assurance that this will be the case.

     CanArgo has identified several significant suppliers of goods and services, primarily in the banking, transportation, refining, utility and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. CanArgo has reviewed information from these suppliers, where available, with respect to their Year 2000 compliance and status and continues to monitor their progress. While disruptions to the local power grid as a result of the Year 2000 problem and other problems could interfere with CanArgo's ability to produce oil and continue development activities at the Ninotsminda field, CanArgo anticipates that the planned addition later this year of independent power generation capability at the Ninostsminda field, if accomplished, will substantially mitigate that risk and enable CanArgo to at least produce and store oil. Because of uncertainties, however, the actual effects of the Year 2000 problem on CanArgo may be different from CanArgo's current assessment. Should remedial efforts be required, the inability of CanArgo or its principal suppliers to become Year 2000 compliant in a timely manner could impact CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis and could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows.

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



RESULTS OF OPERATIONS

Six Month Periods Ended June 30, 1999 and 1998

     CanArgo recorded operating revenue of $904,000 during the six month period ended June 30, 1999 compared with $145,000 for the six month period ended June 30, 1998. Ninotsminda Oil Company generated $707,000 of revenue in the six month period ended June 30, 1999. Its net share of the 205,700 barrels of gross production from the Ninotsminda field in the period amounted to 71,300 barrels. During the six month period ended June 30, 1999, 7,700 barrels of oil
were removed from storage and sold.   Net sale prices for Ninotsminda oil sold
during the six months ended June 30, 1999 averaged $8.95 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $133,000 of revenue in the six month period ended June 30, 1999 and substantially all revenue for the six month period ended June 30, 1998.

     The operating loss for the six month period ended June 30, 1999 amounted to $1,543,000 compared with $4,228,000 for the corresponding period in 1998. The decrease in the operating loss is attributable primarily to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $900,000 in the 1998 period.

     Lease operating expenses increased to $500,000 for the six month period ended June 30, 1999, as compared to $178,000 for the six month period ended June 30, 1998. The increase is primarily as a result of the inclusion of Ninotsminda field operating expenses in the 1999 period.

     Direct project costs decreased to $404,000 for the six month period ended June 30, 1999, from $784,000 for the six month period ended June 30, 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

     General and administrative costs decreased to $1,104,000 for the six month period ended June 30, 1999, from $2,215,000 for the six month period ended June 30, 1998. The decrease is primarily attributable to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures, which involvement CanArgo has effectively terminated, and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., partially offset by the cost of general and administrative activity related to the Ninotsminda field.

     The increase in depreciation, depletion and amortization expense from $160,000 for the six month period ended June 30, 1998 to $398,000 for the six month period ended June 30, 1999 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment which are included in the 1999 period.

     The equity loss from investments in unconsolidated subsidiaries decreased to $42,000 for the six month period ended June 30, 1999 from $135,000 for the six month period ended June 30, 1998 as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     During the six months ended June 30, 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the quarterly application of the full cost ceiling limitation. There was no comparable write down during the six months ended June 30, 1999.

     CanArgo recorded net other expenses of $189,000 for the six months ended June 30, 1999, as compared to net other income of $219,000 during the six months ended June 30, 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances during the six months ended June 30, 1999 compared to the same period for the previous year and the payment of a facility and commitment fee pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation.

     The net loss of $1,576,000, or $0.07 per share, for the six month period ended June 30, 1999 compares to a net loss of $4,009,000, or $0.36 per share, for the six month period ended June 30, 1998. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during the six month period ended June 30, 1999 than during the six month period ended June 30, 1998.

Three Month Periods Ended June 30, 1999 and 1998

     CanArgo recorded operating revenue of $791,000 during the three month period ended June 30, 1999 compared with $64,000 for the three month period ended June 30, 1998. Ninotsminda Oil Company generated $639,000 of revenue in the three month period ended June 30, 1999. Its net share of the 97,900 barrels of gross production from the Ninotsminda field in the period amounted to 32,200 barrels. Ninotsminda Oil Company sold from storage in the three month period ended June 30, 1999 39,000 barrels of oil into the Georgian local and regional markets. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional markets generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the three months ended June 30, 1999 averaged $8.99 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $87,000 of revenue in the three month period ended June 30, 1999 and substantially all revenue for the three month period ended June 30, 1998.

     The operating loss for the three month period ended June 30, 1999 amounted to $574,000 compared with $1,203,000 for the corresponding period in 1998. The decrease in the operating loss is attributable primarily to revenue from the Ninotsminda field, 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $100,000 in the three month period ended June 30, 1998.

     Lease operating expenses increased to $433,000 for the three month period ended June 30, 1999 from $78,000 for the three month period ended June 30, 1998. The increase is primarily as a result of the inclusion of Ninotsminda field expenses in the 1999 period.

     Direct project costs decreased to $118,000 for the three month period ended June 30, 1999, from $245,000 for the three month period ended June 30, 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

     General and administrative costs decreased to $420,000 for the three month period ended June 30, 1999, from $757,000 for the three month period ended June 30, 1998. The decrease is primarily attributable to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures, which involvement

CanArgo has effectively terminated, and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., partially offset by the cost of activity related to the Ninotsminda field.

     The increase in depreciation, depletion and amortization expense from $43,000 for the three month period ended June 30, 1998 to $373,000 for the three month period ended June 30, 1999 is attributable principally to 1999 depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

     The equity loss from investments in unconsolidated subsidiaries decreased to $20,000 for the three month period ended June 30, 1999, from $44,000 for the three month period ended June 30, 1998 as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     During the three months ended June 30, 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $100,000 as a result of a substantial decline of heavy oil prices and the quarterly application of the full cost ceiling limitation. There was no comparable write down during the three months ended June 30, 1999.

     CanArgo recorded net other expense of $100,000 for the three months ended June 30, 1999, as compared to net other income of $12,000 during the three months ended June 30, 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances during the six months ended June 30, 1999 compared to the same period for the previous year and the payment of a facility and commitment fee pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation.

     The net loss of $604,000, or $0.03 per share, for the three month period ended June 30, 1999 compares to a net loss of $1,191,000, or $0.11 per share, for the three month period ended June 30, 1999. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during the three month period ended June 30, 1999 than during the three month period ended June 30, 1998.

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

     CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects that CanArgo may pursue in Eastern Europe such as the Stynawske field project, even though CanArgo may be the designated operator of the oil or gas field. In such circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of CanArgo, even if they generally share CanArgo's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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

                          PART II - OTHER INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In May and June 1999, CanArgo issued an aggregate of 91,250 shares of common stock to two persons in consideration for financial consulting services valued at $0.2812 per share.

     The offers and sales of the shares were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under
Section 4(2) of the Act as a transaction by an issuer not involving a public offering. The purchasers of the shares represented to the Registrant, among other things, that they were acquiring the shares for their own account; that they were acquiring the shares for investment and not with a view towards the distribution thereof; and that they would not sell the shares without registration under the Act or an applicable exemption from such registration requirement. The certificates representing the shares have a restrictive legend endorsed thereon reflecting the restrictions on transferability arising out of the foregoing matters, and CanArgo has issued "stop transfer" instructions to its transfer agent with respect to the shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of stockholders was held on June 16, 1999. Stockholders voted (1) to elect five directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, (2) to approve an amendment to the Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, (3) to approval a proposal to amend the 1995 Long Term-Incentive Plan to increase the number of shares that may be issued thereunder and (4) to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants of CanArgo for the fiscal year ending December 31, 1999. On the record date, April 30, 1999, there were 21,264,624 shares of the voting securities of CanArgo outstanding and entitled to vote.

     With respect to the election of the five directors, the tabulation of votes was as follows:


       Nominee               Votes For     Withheld   Broker Non-Votes
       ---------------------------------------------------------------
       Michael Binnion       13,510,622    466,463    0
       Russell Hammond       13,474,152    482,933    0
       Peder Paus            13,390,172    566,913    0
       David Robson          13,439,002    518,083    0
       Nils N. Trulsvik      13,449,281    507,804    0

     With respect to the reverse stock split, the tabulation of votes was 13,223,779 in favor, 685,082 against, 48,224 abstentions and no broker non-votes.

     With respect to the proposal to amend the 1995 Long-Term Incentive Plan, the tabulation of votes was 10,667,329 in favor, 655,376 against, 1,290,703 abstentions and 1,343,677 broker non-votes.

     With respect to the ratification of the selection of PricewaterhouseCoopers LLP as CanArgo's independent public accountant, the tabulation of votes was 12,857,217 in favor, 24,776 against, 1,075,092 abstentions and no broker non-votes.

     No other matters were submitted to a vote.

ITEM 5. OTHER INFORMATION

     On August 6, 1999, the Company closed its registered public offering resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109. After completion of the offering, CanArgo has 32,103,296 common shares issued and outstanding.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)

1(1) Escrow Agreement with Signature Stock Transfer, Inc. (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 9, 1999).

1(2)    Selling Agent Agreement with each of Credifinance Securities Limited,
        David Williamson Associates Limited, and Orkla Finans (Fondsmegling) ASA
        (Incorporated herein by reference from Form S-1 Registration Statement,
        File No. 333-72295 filed on June 9, 1999).

1(3) Escrow Agreement with Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No.
        333-72295 filed on June 9, 1999).

1(4)    Selling Agent Agreement with National Securities Corporation
        (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29,
        1999).

1(5)    Escrow Agreement with Continental Stock Transfer & Trust Company
        (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29,
        1999).

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

3(1)     Registrant's Certificate of Incorporation and amendments thereto
         (Incorporated herein by reference from July 15, 1998 Form 8-K).

3(2) Registrant's Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement,
         File No. 333-72295 filed on July 29, 1999).


*10(1) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the
         Company's predecessor).


*10(2)   Employment Agreement between Fountain Oil Incorporated and Susan E.
         Palmer (Incorporated herein by reference from August 31, 1995 Form
         10-KSB).

*10(3) Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1
         Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(4)   Fee Agreement dated November 15, 1995 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).


*10(5)   Amended Fee Agreement dated December 10, 1996 between Fountain Oil
         Incorporated and Robert A. Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).


*10(6)   Amended and Restated CanArgo Energy Inc. Stock Option Plan
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).


*10(7)   Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as
         Consultant (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(8)   Consultancy Agreement between CanArgo Energy Corporation and Fincom
         AS, Norway (Incorporated herein by reference from September 30, 1998
         Form 10-Q).

*10(9)   Employment Contract between CanArgo Energy Inc. and Anthony J. Potter
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*10(10)  Workorder between CanArgo Energy Inc. and Alfred Kjemperud as
         Consultant (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12,
         1999).

10(11)   Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and
         International Finance Corporation (IFC) dated December 17, 1998
         (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

10(12)   Put Option Agreement between CanArgo Energy Corporation, JKX Oil & Gas
         PLC. and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on
         February 12, 1999).

10(13)   Guarantee Agreement between CanArgo Energy Corporation and IFC dated
         December 17, 1998 (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12,
         1999).

10(14)   Agreement between Georgian Oil Refinery Company and CanArgo Petroleum
         Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

10(15)   Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi)
         Limited (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

10(16) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

10(17)   Agreement and Promissory Note dated July 19, 1999, with Terrenex
         Acquisition Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement,
         File No. 333-72295 filed on July 29, 1999).

27       Financial Data Schedule.

         (b)  Reports on Form 8-K

              On June 10, 1999, CanArgo filed a Form 8-K dated June 16, 1999 reporting Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding its public offering of a minimum 11,500,000 shares and a maximum 21,264,643 shares of common stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CANARGO ENERGY CORPORATION



Date: August 13, 1999                 By:  /s/ Michael Binnion
                                           -------------------------------------
                                           Michael Binnion
                                           President and Chief Financial Officer

                                 EXHIBIT INDEX


 FILED
HEREWITH                                    EXHIBIT
--------------------------------------------------------------------------------
         1(1)   Escrow Agreement with Signature Stock Transfer, Inc.
                (Incorporated herein by reference from Form S-1 Registration
                Statement, File No. 333-72295 filed on June 9, 1999).

         1(2)   Selling Agent Agreement with each of Credifinance Securities
                Limited, David Williamson Associates Limited, and Orkla Finans
                (Fondsmegling) ASA (Incorporated herein by reference from Form
                S-1 Registration Statement, File No. 333-72295 filed on June 9,
                1999).

         1(3)   Escrow Agreement with Orkla Finans (Fondsmegling) ASA
                (Incorporated herein by reference from Form S-1 Registration
                Statement, File No. 333-72295 filed on June 9, 1999).

         1(4)   Selling Agent Agreement with National Securities Corporation
                (Incorporated herein by reference from Post-Effective Amendment
                No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

         1(5)   Escrow Agreement with Continental Stock Transfer & Trust
                Company (Incorporated herein by reference from Post-Effective
                Amendment No. 1 to Form S-1 Registration Statement, File No.
                333-72295 filed on July 29, 1999).

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

     3(1)     Registrant's Certificate of Incorporation and amendments thereto
              (Incorporated herein by reference from July 15, 1998 Form 8-K).

     3(2) Registrant's Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement,
              File No. 333-72295 filed on July 29, 1999).

     *10(1) Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August
              31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company's predecessor).

     *10(2)   Employment Agreement between Fountain Oil Incorporated and Susan
              E. Palmer (Incorporated herein by reference from August 31, 1995
              Form 10-KSB).

     *10(3) Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form
              S-1 Registration Statement, File No. 333-72295 filed on July 29,
              1999).

     *10(4)   Fee Agreement dated November 15, 1995 between Fountain Oil
              Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).


     *10(5)   Amended Fee Agreement dated December 10, 1996 between Fountain
              Oil Incorporated and Robert A. Halpin (Incorporated herein by reference from December 31, 1996 Form 10-K).

     *10(6)   Amended and Restated CanArgo Energy Inc. Stock Option Plan
              (Incorporated herein by reference from September 30, 1998 Form
              10-Q).

     *10(7)   Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as
              Consultant (Incorporated herein by reference from September 30, 1998 Form 10-Q).

     *10(8)   Consultancy Agreement between CanArgo Energy Corporation and
              Fincom AS, Norway (Incorporated herein by reference from September 30, 1998 Form 10-Q).

     *10(9)   Employment Contract between CanArgo Energy Inc. and Anthony J.
              Potter (Incorporated herein by reference from September 30, 1998
              Form 10-Q).

    *10(10)   Workorder between CanArgo Energy Inc. and Alfred Kjemperud as
              Consultant (Incorporated herein by reference from Form S-1
              Registration Statement, File No. 333-72295 filed on February 12,
              1999).

     10(11) Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and International Finance Corporation (IFC) dated December 17,
              1998 (Incorporated herein by reference from Form S-1 Registration
              Statement, File No. 333-72295 filed on February 12, 1999).

     10(12)   Put Option Agreement between CanArgo Energy Corporation, JKX Oil
              & Gas PLC. And IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No.
              333-72295 filed on February 12, 1999).

     10(13) Guarantee Agreement between CanArgo Energy Corporation and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on
              February 12, 1999).

     10(14)   Agreement between Georgian Oil Refinery Company and CanArgo
              Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File
              No. 333-72295 filed on February 12, 1999).

     10(15)   Terrenex Acquisition Corporation Option regarding CanArgo
              (Nazvrevi) Limited (Incorporated herein by reference from Form
              S-1 Registration Statement, File No. 333-72295 filed on February
              12, 1999).

     10(16)   Production Sharing Contract between (1) Georgia and (2) Georgian
              Oil and JKX Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File
              No. 333-72295 filed on June 7, 1999).

     10(17)   Agreement and Promissory Note dated July 19, 1999, with Terrenex
              Acquisition Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration
              Statement, File No. 333-72295 filed on July 29, 1999).

 X   27       Financial Data Schedule.