Form 10-Q
period 1999-09-30
CANARGO ENERGY CORP
filed 1999-11-15
CIK 310316

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 1999


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                         COMMISSION FILE NUMBER 0-9147
                                                ------


                           CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

-------------------------------------
              Delaware                                   91-0881481
---------------------------------------    -------------------------------------
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

      1580, 727 - 7th Avenue SW
      Calgary, Alberta, Canada                           T2P 0Z5
---------------------------------------    -------------------------------------
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

The number of shares of registrant's common stock outstanding on November 1, 1999 was 32,348,963. An additional 1,068,959 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEET

                                                                            Unaudited
                                                                 -------------------------------
                                                                 SEPTEMBER 30,      December 31,
                                                                    1999               1998
                                                                 -------------      ------------
ASSETS

Cash and cash equivalents                                           2,889,268       $  1,924,908
Accounts receivable                                                   416,271            424,367
Advances to operator                                                       --            376,890
Inventory                                                              28,000            170,405
Other current assets                                                  103,127            453,476
                                                                 ------------       ------------
         Total current assets                                       3,436,666       $  3,350,046

Property and equipment, net                                         6,461,905          6,201,936
Oil and gas properties, net, full cost method
    (including unevaluated amounts of $13,205,657
    and $13,266,368 respectively)                                  30,132,949         30,137,573
Investments in and advances to oil and gas and other
     ventures - net                                                 1,880,242          6,877,974
                                                                 ------------       ------------
TOTAL ASSETS                                                       41,911,762       $ 46,567,529
                                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $  1,437,889       $    821,761
Accrued liabilities                                                   398,391          1,162,050
                                                                 ------------       ------------
         Total current liabilities                               $  1,836,280       $  1,983,811

Provision for future site restoration                                   9,200                 --
Minority interest in subsidiaries                                   4,425,389          4,552,285

Stockholders' equity:
     Preferred stock, par value $0.10 per share                            --                 --
     Common stock, par value $0.10 per share                        3,341,792          2,101,464
     Capital in excess of par value                               103,429,499        101,545,941
     Accumulated deficit                                          (71,130,398)       (63,615,972)
                                                                 ------------       ------------
         Total stockholders' equity                              $ 35,640,893       $ 40,031,433
                                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 41,911,762       $ 46,567,529
                                                                 ============       ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                  CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                   Unaudited                                 Unaudited
                                      ---------------------------------------  -----------------------------------------
                                                Three Months Ended                        Nine Months Ended
                                        SEPTEMBER 30,        September 30,       SEPTEMBER 30,         September 30,
                                            1999                 1998                1999                  1998
                                      ---------------------------------------  -----------------------------------------

Operating Revenues:
  Oil and gas sales                   $     1,156,652      $       375,502     $      2,061,114     $          508,018
  Other                                            --                  (28)                 --                  11,972
                                      ---------------      ---------------     ----------------     ------------------
                                            1,156,652              375,474            2,061,114                519,990
                                      ---------------      ---------------     ----------------     ------------------

Operating Expenses:
  Lease operating expense                     351,229              299,636              851,279                477,263
  Direct project costs                        326,823              227,961              730,360              1,012,445
  General and administrative                  446,069              517,069            1,550,453              2,731,823
  Depreciation, depletion and
    amortization                              428,900              100,949              827,200                261,420
  Equity loss from investments
    in unconsolidated subsidiaries             10,000               16,848               51,581                152,225
  Impairment of oil and gas
    properties                                     --                   --                   --                900,000
  Impairment of oil and gas ventures        5,459,793                   --            5,459,793                     --
                                      ---------------      ---------------     ----------------     ------------------
                                            7,022,814            1,162,463            9,470,666              5,535,176
                                      ---------------      ---------------     ----------------     ------------------

OPERATING LOSS                              5,866,162              786,989            7,409,552              5,015,186
                                      ---------------      ---------------     ----------------     ------------------

Other Income (Expense):
  Interest, net                               (17,946)              (1,590)            (168,566)               241,209
  Other income (expense)                      (65,482)             (46,232)             (73,715)               (42,232)
  Gain (loss) on disposition
    of equipment                               40,314                   --               10,511                (27,698)
                                      ---------------      ---------------     ----------------     ------------------
TOTAL OTHER INCOME (EXPENSE)                  (43,114)             (47,822)            (231,770)               171,279
                                      ---------------      ---------------     ----------------     ------------------
Minority interest in loss of
  consolidated subsidiary                     (29,593)              53,426              126,896                 53,426
                                      ---------------      ---------------     ----------------     ------------------

NET LOSS AND COMPREHENSIVE LOSS       $     5,938,869      $       781,385     $      7,514,426     $        4,790,481
                                      ===============      ===============     ================     ==================

Weighted average number of
  common shares outstanding                23,751,802           19,677,333           23,660,246             14,072,572
                                      ---------------      ---------------     ----------------     ------------------

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE                    $         (0.25)     $         (0.04)    $          (0.32)    $            (0.34)
                                      ===============      ===============     ================     ==================

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Unaudited
                                                                    --------------------------------------------
                                                                                 Nine Months Ended
                                                                       SEPTEMBER 30,              September 30,
                                                                           1999                        1998
                                                                    -----------------           ----------------
Operating activities:
  Net loss                                                          $      (7,514,426)          $     (4,790,481)
  Depreciation, depletion and amortization                                    827,200                    261,420
  Impairment of oil and gas properties                                             --                    900,000
  Impairment of oil and gas ventures                                        5,459,793                         --
  Equity loss from investments in unconsolidated subsidiaries                  51,581                    152,225
  Loss (gain) on disposition of equipment                                     (10,511)                    27,698
  Minority interest in loss of consolidated subsidiary                       (126,896)                   (53,426)
  Changes in assets and liabilities:
    Accounts receivable                                                         8,096                    423,048
    Advances to operator                                                      376,890                   (523,610)
    Inventory                                                                 142,405                   (150,000)
    Other current assets                                                      350,349                    440,881
    Accounts payable                                                          616,128                 (1,915,108)
    Accrued liabilities                                                      (763,659)                (9,018,421)
                                                                    -----------------           ----------------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                                 (583,050)               (14,245,774)
                                                                    -----------------           ----------------

Investing activities:
  Restricted cash                                                                  --                  9,700,000
  Deferred acquisition costs                                                       --                 (1,214,948)
  Investments in oil and gas properties                                    (1,446,876)                (1,224,145)
  Purchase of property and equipment                                         (374,458)                (1,896,493)
  Proceeds from disposition of assets                                         868,000                         --
  Investments in and advances to oil and gas and other ventures
                                                                             (513,642)                  (127,049)
                                                                    -----------------           ----------------
NET CASH USED IN INVESTING ACTIVITIES                                      (1,466,976)                 5,237,365
                                                                    -----------------           ----------------

Financing activities:
  Issue of common shares                                                    3,670,303                         --
  Share issue costs                                                          (655,917)                        --
  Cash acquired                                                                    --                    935,448
                                                                    -----------------           ----------------
                                                                            3,014,386                    935,448
                                                                    -----------------           ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          964,360                 (8,072,961)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,924,908                 14,164,177
                                                                    -----------------           ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $       2,889,268           $      6,091,216
                                                                    =================           ================

Non cash investing and financing activities:
   Issuance of common stock in connection with acquisition of
     oil and gas properties                                         $         109,500           $             --
  Common stock issuable in connection with
     acquisition of subsidiary                                                     --                 19,700,000
                                                                    -----------------           ----------------
                                                                    $         109,500           $     19,700,000
                                                                    =================           ================



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998 (UNAUDITED)

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

         The business combination will result in the issuance of 9,790,900 shares of CanArgo's common stock without receipt of additional consideration by CanArgo. At September 30, 1999, 8,721,941 of these shares had been issued. Giving effect to the full issuance of such shares, the number of shares of CanArgo's common stock outstanding as at September 30, 1999 would be 33,417,922.

(3)      Need for Significant Additional Capital, Possible Impairment of Assets

         As described in notes 4, 5 and 6 to the condensed consolidated financial statements, CanArgo has oil and gas related assets totaling $38,074,227. In order to recover the carrying value of the proved properties (principally the Ninotsminda field), CanArgo will be required among other things to raise significant additional capital to develop the proved properties in order to increase production to a level that provides positive cash flow and to recover the proved reserves associated with those properties. If CanArgo cannot successfully raise the required funds to develop the Ninotsminda field, it may not be able to recover its carrying value.

         In addition to the funds needed to develop the Ninotsminda field, significant additional capital will be required to explore and, if appropriate, develop CanArgo's unproved properties. This requirement could be met by raising additional capital, partnering with other industry participants who would fund all or part of the exploration or development activities in exchange for an interest in the properties or interests or outright sale of the properties or interests. CanArgo is actively seeking industry partners in connection with its interests in the Stynawske field as well as its other unproved properties in Eastern Europe. CanArgo has transported oil and gas related equipment to Georgia initially for use in the development of the Ninotsminda field and ultimately for the exploration and development of certain other unproved properties in Eastern Europe. If the Ninotsminda field and certain unproved properties are not successfully developed, CanArgo may not recover the remaining carrying value of this equipment.

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

(4)      Property and Equipment, Net

         Property and equipment, net of accumulated depreciation and impairment at September 30, 1999 and December 31, 1998 included the following:


                                                      SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                         -------------------------------------------   -----------------
                                                        ACCUMULATED
                                                      DEPRECIATION AND
                                            COST         IMPAIRMENT          NET              NET
                                         ----------   -----------------   ----------      ----------
         Electrically enhanced oil
            recovery ("EEOR")
            equipment                   $        --      $        --      $       --      $  272,098
         Oil and gas related
            equipment                     8,936,337       (2,875,261)      6,061,076       5,653,481
         Office furniture, fixtures
            and equipment and other       1,169,587         (768,758)        400,829         276,357
                                        -----------      -----------      ----------      ----------
         PROPERTY AND EQUIPMENT         $10,105,924      $(3,644,019)     $6,461,905      $6,201,936
                                        ===========      ===========      ==========      ==========

         Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field. The EEOR property and equipment is held by a subsidiary that became an unconsolidated subsidiary.

(5)      Oil and Gas Properties, Net

         CanArgo has acquired interests in oil and gas properties through share ownership, joint ventures and joint operating arrangements. A summary of CanArgo's oil and gas properties at September 30, 1999 and December 31, 1998 is set out below:

                                                                                                  December 31,
                                                        SEPTEMBER 30, 1999                            1998
                                  -------------------------------------------------------------   -----------
                                  REPUBLIC OF
                                    GEORGIA      CANADA        USA        OTHER        TOTAL         TOTAL
                                  -----------    -------   -----------   --------   -----------   -----------
          Proved properties       $17,887,614    $    --   $ 1,174,734   $     --   $19,062,348   $19,530,858
          Unproved properties      12,958,368     13,333            --    233,956    13,205,657    13,266,368
          Less: accumulated
            depletion and
            impairment               (960,322)        --    (1,174,734)        --    (2,135,056)   (2,659,653)
                                  -----------    -------   -----------   --------   -----------   -----------
          TOTAL OIL AND GAS
          PROPERTIES, NET         $29,885,660    $13,333   $        --   $233,956   $30,132,949   $30,137,573
                                  ===========    =======   ===========   ========   ===========   ===========

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

         During the first quarter of 1997, CanArgo purchased a 60% interest in a heavy oil property in the Sylvan Lake area in Alberta, Canada for approximately $1,009,000. During the nine months ended September 30, 1998, CanArgo recognized impairments aggregating $900,000 on its proved oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the quarterly application of the full cost ceiling limitation. Effective September 1, 1999, CanArgo sold its interest in the Sylvan Lake project for gross proceeds of $800,000.

         Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $13,205,657 and $13,266,368 at September 30, 1999 and December 31, 1998 respectively. Unproved oil and gas properties at September 30, 1999 include costs of $13,192,324 (December 31, 1998 - $12,941,868) with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next five years. Remaining costs of $13,333 relate to the minor property interests in Western Canada which are expected to be evaluated over the next 36 months. If no proved reserves are added, these properties could experience additional impairment.

(6)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas ventures as of September 30, 1999 and December 31, 1998 is set out below:


                                                                                 SEPTEMBER 30,       December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                       1999                1998
-------------------------------------------------------------                   --------------      -------------
Ukraine - Stynawske Field, Boryslaw
     Through 45% ownership of Boryslaw Oil  Company                             $  6,086,254        $  5,980,613
Republic of Georgia - Sartichala
     Through 12.9% ownership of Georgian American Oil Refinery                     1,008,845           1,004,445
Republic of Georgia - Ninostminda
     Through an effective 42.5% ownership Sagarego Power Corporation                 567,164             467,796
Uentech International Corporation
     Through an effective 45% voting interest                                        304,233                 --
Ukraine - Lelyaki Field, Pryluki Region
     Through an effective 40.5% ownership of Kashtan Petroleum Ltd.                2,435,725           2,435,725
Adygea, Russian Federation - Maykop Field
     Through 37% ownership in Intergas JSC                                         6,710,874           6,710,874
Albania - Gorisht-Kocul Field
     Through 50% ownership of the joint venture                                    2,202,922           2,202,922
                                                                                ------------        ------------
TOTAL INVESTMENTS IN AND ADVANCES TO
   OIL AND GAS AND OTHER VENTURES                                               $ 19,316,017        $ 18,802,375
                                                                                ============        ============


                                                                                 SEPTEMBER 30,       December 31,
EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES                            1999               1998
---------------------------------------------------------                       --------------      -------------
Ukraine - Stynawske Field, Boryslaw                                             $   (626,461)       $   (574,880)
Ukraine - Lelyaki Field, Pryluki Region                                           (2,435,725)         (2,435,725)
Adygea, Russian Federation - Maykop Field                                         (1,452,510)         (1,452,510)
Albania - Gorisht-Kocul Field                                                       (833,191)           (833,191)
                                                                                ------------        ------------
CUMULATIVE EQUITY IN PROFIT (LOSS) OF  OIL AND GAS
   AND OTHER VENTURES                                                           $ (5,347,887)       $ (5,296,306)
                                                                                ------------        ------------

Impairment - Stynawske Field                                                    $ (5,459,793)       $         --
Impairment - Maykop Field                                                         (5,258,364)         (5,258,364)
Impairment - Gorisht-Kocul Field                                                  (1,369,731)         (1,369,731)
                                                                                ------------        ------------
TOTAL IMPAIRMENT                                                                $(12,087,888)       $ (6,628,095)
                                                                                ------------        ------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND
   OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                            $  1,880,242        $  6,877,974
                                                                                ============        ============

         CanArgo's investment in and advances to Boryslaw Oil Company are essentially unevaluated properties. At September 30, 1999 and December 31, 1998, there were no material operations or assets (other than unevaluated properties) of entities being accounted for using the equity method. Accordingly, no other separate financial information has been presented.

         Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed. As such, CanArgo recorded in the three months ended September 30, 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company.

(7)      Accrued Liabilities

         Accrued liabilities at September 30, 1999 and December 31, 1998 included the following:


                                                    SEPTEMBER 30,         December 31,
                                                        1999                  1998
                                                    -------------         ------------

         Professional fees                            $189,748             $  280,000
         Seismic acquisition                                --                771,207
         Taxes payable                                  61,000                 61,000
         Other                                         147,643                 49,843
                                                      --------             ----------
                                                      $398,391             $1,162,050
                                                      ========             ==========


(8)      Stockholders' Equity


                                                COMMON STOCK
                                         ---------------------------
                                          NUMBER OF
                                           SHARES                           ADDITIONAL                           TOTAL
                                         ISSUED AND                          PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                          ISSUABLE         PAR VALUE         CAPITAL          DEFICIT           EQUITY
                                         ----------       ----------      ------------     ------------       -----------
BALANCE, DECEMBER 31, 1998               15,157,868       $1,515,786      $ 90,549,249     $(63,615,972)      $28,449,063

Issuance of common stock upon
exchange of CanArgo Oil & Gas Inc.
Exchangeable Shares                       4,787,816          478,782         8,989,613               --         9,468,395

Issuance of common stock in
connection with acquisition of oil
and gas properties                          250,000           25,000            84,500               --           109,500

Issuance of common stock for
services                                    302,917           30,292            84,902               --           115,194

Issuance of common stock pursuant
to registration statement                11,850,362        1,185,036         2,370,073               --         3,555,109

Share issue costs                                                             (655,917)              --          (655,917)

Net loss                                         --               --               --        (7,514,426)       (7,514,426)
                                         ----------       ----------      ------------     ------------       -----------
                                         32,348,963        3,234,896       101,422,420      (71,130,398)       33,526,918
Shares issuable upon exchange of
CanArgo Oil & Gas Inc. Exchangeable
Shares without payment of
additional consideration
                                          1,068,959          106,896         2,007,079               --         2,113,975
                                         ----------       ----------      ------------     ------------       -----------
BALANCE, SEPTEMBER 30, 1999              33,417,922       $3,341,792      $103,429,499     $(71,130,398)      $35,640,893
                                         ==========       ==========      ============     ============       ===========

         At the annual meeting of stockholders held on June 16, 1999, stockholders approved an amendment to CanArgo's Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, subject to implementation at the discretion of the Board of Directors. At September 30, 1999, the reverse stock split had not been effected and on October 18, 1999, CanArgo announced that the Board of Directors had decided not to proceed with the 1-for-25 reverse split.

(9)      Net Loss Per Common Share

         Effective December 31, 1997, CanArgo adopted SFAS No. 128 Earnings Per Share. Basic and diluted net loss per common share for the periods ended September 30, 1999 and 1998 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the nine month periods ended September 30, 1999 and 1998 are 23,660,246 and 14,072,572 respectively. The weighted average number of shares outstanding at September 30, 1999 excludes 5,033,253 shares issuable upon exercise of options and warrants because they are anti-dilutive.

(10)     Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 1999, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. CanArgo believes that it has no further obligation to fund operations of Kashtan Petroleum Ltd. or Intergas JSC.

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

(11)     Segment Information

         For the nine month periods ended September 30, 1999 and 1998, CanArgo operated through one business segment, oil and gas exploration and production.

         Operating revenues for the nine month periods ended September 30, 1999 and 1998 by geographical area were as follows:

                                                                                SEPTEMBER 30,       September 30,
                                                                                     1999                1998
                                                                               ---------------      -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
                 Eastern Europe                                                $     1,817,347      $     331,400
                 Canada                                                                243,767            176,618
                                                                                -------------     ---------------
                 TOTAL                                                         $     2,061,114      $     508,018
                                                                               ===============      =============


         Net earnings (loss) for the nine month periods ended September 30, 1999 and 1998 by geographical area were as follows:

                                                                                SEPTEMBER 30,       September 30,
                                                                                    1999                1998
                                                                               ---------------      -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
                   Eastern Europe                                               $  (5,912,671)     $     (879,772)
                   Canada                                                              62,590          (1,198,430)
                                                                                -------------     ---------------
                   TOTAL                                                        $  (5,850,081)     $   (2,078,202)

            CORPORATE EXPENSES                                                  $  (1,664,345)     $   (2,712,279)
                                                                                -------------     ---------------
            TOTAL                                                               $  (7,514,426)     $   (4,790,481)
                                                                                =============      ==============

         Identifiable assets as of September 30, 1999 and December 31, 1998 by business segment and geographical area were as follows:

                                                                                SEPTEMBER 30,       September 30,
                                                                                    1999                1998
                                                                               ---------------      -------------
         CORPORATE
               United States                                                   $           --       $       3,319
               Canada                                                               3,324,974           2,304,690
               Western Europe                                                          36,756             196,304
                                                                               --------------       -------------
         TOTAL                                                                 $    3,361,730       $   2,504,313

         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
               Eastern Europe                                                  $   36,656,457       $  41,644,701
               Canada                                                                  13,333           1,001,733
               Western Europe                                                              --              13,769
                                                                               --------------       -------------
         TOTAL                                                                 $   36,669,790       $  42,660,203

         OTHER ENERGY PROJECTS
               Eastern Europe                                                  $    1,576,009       $   1,403,013
               Canada                                                                 304,233                  --
                                                                               --------------       -------------
         TOTAL                                                                      1,880,242           1,403,013
                                                                               --------------       -------------
         IDENTIFIABLE ASSETS - TOTAL                                           $   41,911,762       $  46,567,529
                                                                               ==============       =============


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

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

        On August 6, 1999, CanArgo closed its registered public offering, resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109. CanArgo's management believes that net proceeds from the offering, augmented by cash generated from operations, proceeds of approximately $875,000 from the disposition of assets not central to its operations and a $6 million loan from the International Finance Corporation ("IFC") should be sufficient to cover operating needs during the next twelve month period. However, no assurances can be given that:

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

        In addition, on November 5, 1999, the other shareholder of Ninotsminda Oil Company advised IFC that a guarantee and pledge it had previously provided IFC under the loan agreement would not apply to any advances made by IFC to Ninotsminda Oil Company. As a result, the IFC has advised both the other shareholder and CanArgo that should the other shareholder fail to retract its notice to IFC, it will not be prepared to disburse under the loan agreement. In preliminary discussions between CanArgo and the other shareholder, the other shareholder has indicated that it may be prepared, under certain circumstances, to retract the notice, however discussions are ongoing. Should the matter not be resolved to the satisfaction of CanArgo or IFC, CanArgo may be required to either reduce its development plans for the Ninotsminda field or seek alternative financing.

        Pending satisfactory resolution of the above, CanArgo intends to use $2 million of the net proceeds from the public offering as a capital contribution to Ninotsminda Oil Company so that Ninotsminda Oil Company could receive funding of a $6 million loan from the IFC. Current development plans for the Ninotsminda field includes the drilling of a minimum of three development wells plus five major rehabilitations of existing wells, with a view towards increasing oil production. The total budgeted cost of the current development plan is $9,500,000. The development plan is scheduled to be implemented in 1999 and the first half of 2000. CanArgo believes that the $6 million loan from the IFC and the $2 million capital contribution from CanArgo to Ninotsminda Oil Company will provide most of the funds required to complete the current development program.

        On September 22, 1999, CanArgo repaid in full a $500,000 working capital loan from Terrenex Acquisition Corporation, CanArgo's largest stockholder. Compound interest was paid at a rate of 1% per calendar month. CanArgo also paid Terrenex a financing fee of 50,000 shares, or about 4% of the outstanding shares, of Uentech International Corporation, an investment of CanArgo which holds the rights to CanArgo's electrically enhanced oil recovery ("EEOR") technology.

        Pursuant to the loan agreement between Ninotsminda Oil Company and the IFC, the IFC has the right, upon notice to CanArgo, to terminate its loan commitment if, among other things, the first disbursement under the loan agreement is not made by June 30, 1999, or such other date as IFC and CanArgo agree. IFC has no obligation to disburse funds after June 30, 2000. In addition to the provision of a $2 million capital contribution to Ninotsminda Oil Company, both the initial and each subsequent disbursement are also subject to a large number of conditions including:

        o performance by Ninotsminda Oil Company and its shareholders of their respective obligations under the loan agreement;

        o        the maintenance of specified financial ratios;

        o the absence of any material adverse changes in Ninotsminda Oil Company's financial position or business prospects;

        o evidence that Ninotsminda Oil Company has received at least $10 million from its shareholders since the beginning of 1998 in the form of equity contributions, which either has been expended on the Ninotsminda field current development program or is held in a cash account. CanArgo believes that the other shareholder of Ninotsminda Oil Company will not participate in the equity contribution and that CanArgo will be required to fund the entire $2,000,000 in order for Ninotsminda Oil Company to have access to the IFC funding;

        o the grant by CanArgo to IFC of a first ranking security interest over one of the drilling rigs currently in Georgia; and

        o receipt by the IFC of favourable legal opinions on a variety of matters related to the loan.

        After the initial disbursement, subsequent disbursement will only be made by IFC if, in addition to all other conditions of disbursement:

        o Well N97 has been completed and is producing to IFC's satisfaction;

        o Total production of the Ninotsminda field has averaged at least 2,500 barrels of oil per day for at least 30 days immediately prior to the date of any subsequent disbursement;

        o IFC is satisfied that the Ninotsminda field has adequate supplies of electrical power to carry out its operations without material delays or interruptions; and

        o IFC has approved NOC's arrangements for the sale of crude oil and natural gas.

        No assurance can be given that the conditions to disbursement will be satisfied or, if not satisfied, waived, or that the IFC will fund all or any part of the $6 million loan.

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

           In addition to the development plan for oil, CanArgo has recently completed testing the second well of a four well testing program on the Ninotsminda field to establish the feasibility of commercial gas production in conjunction with the optimization of oil production. Further analysis of the test results are being carried out to establish long term deliverability. CanArgo is also currently in discussions regarding the sale of this gas production.

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

           On March 29, 1999, CanArgo was advised that its common stock had been delisted from The Nasdaq Market System effective at the close of business on March 29, 1999. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board. At the annual meeting of stockholders held on June 16, 1999, stockholders approved an amendment to CanArgo's Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, subject to implementation at the discretion of the Board of Directors. The purpose of the reverse split was to attempt to establish a common stock structure that might achieve a bid price in excess of $5.00 per share so that CanArgo can seek readmission to the Nasdaq National Market System. Recent developments, including a growing shareholder base and active market for its shares in Norway, resulted in CanArgo being able to seek a primary listing on the Oslo Stock Exchange. As a result, CanArgo has decided not to re-apply for a National Market listing, and accordingly, has chosen not to effect the 1-for-25 reverse split. The decision to not proceed with the reverse split resulted in CanArgo not maintaining a minimum bid price that would allow it to meet the requirements of a National Market or Small Cap Market Listing. On October 13, 1999, CanArgo received formal notification from the NASDAQ Listing and Hearing Review Council that its appeal has been rejected.

           As of September 30, 1999, CanArgo had working capital of $1,600,000, compared to working capital of $1,366,000 as of December 31, 1998. The $234,000 increase in working capital from December 31, 1998 to September 30, 1999 principally reflects the closing of CanArgo's registered public offering in August 1999, resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109 less expenditures on operating and investing activities.

           Cash and cash equivalents increased to $2,889,000 during the nine months ended September 30, 1999 from $1,925,000 at December 31, 1998 primarily as a result of the closing of the offering less expenditures on operating activities and investing activities. Cash and cash equivalents at September 30, 1999 included $66,000 held by Ninotsminda Oil Company, a 68.5% owned subsidiary of CanArgo which is developing the Ninotsminda field, to which CanArgo has limited access.

           Advances to operator decreased from $377,000 at December 31, 1998 to nil at September 30, 1999 as a result of expenditures by the entity performing the operations at the Ninotsminda field on behalf and at the direction of CanArgo.

         At September 30, 1999, 9,800 barrels of oil were held in storage for sale in the Georgian domestic and regional market or in the international market. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place, as a strategic initiative, additional production in storage.

         Other current assets decreased from $453,000 at December 31, 1998 to $103,000 at September 30, 1999, primarily as a result of the amortization of prepaid expenses.

         Property and equipment, net, increased from $6,202,000 at December 31, 1998 to $6,462,000 at September 30, 1999, primarily as a result of capitalized costs associated with moving two drilling rigs and related equipment to the Republic of Georgia from Cyprus and testing of one of the rigs.

         Oil and gas properties, net decreased from $30,138,000 at December 31, 1998 to $30,133,000 at September 30, 1999, as a result of the sale effective September 1, 1999 of CanArgo's interest in the Sylvan Lake project and depletion expense of $762,000. Largely offsetting the decrease was costs related to the evaluation of seismic data and workover costs with respect to the Ninotsminda and Nazvrevi fields for $645,000, capitalization of $745,000 of Ninotsminda Oil Company general and administrative expenses related to exploration and development activities and acquisition of certain interests with respect to the Ninotsminda field for $110,000.

         Investments in and advances to oil and gas and other ventures, net decreased from $6,878,000 at December 31, 1998 to $1,880,000 at September 30, 1999. The decrease reflects principally an impairment charge of $5,460,000 against CanArgo's investment in and advances to Boryslaw Oil Company. Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed and as such, CanArgo recorded in the three months ended September 30, 1999 an impairment charge of $5,460,000 against its investment and advances.

         Partially offsetting the decrease in investments in and advances to oil and gas and other ventures is a restructuring by CanArgo of its EEOR assets whereby CanArgo placed its EEOR assets into Uentech International Corporation, a Canadian controlled private corporation, with the objective of Uentech International Corporation raising additional third party capital specifically for development of the EEOR technology. To September 30, 1999 Uentech International Corporation has raised third party capital of $150,000 via private placement. Following the restructuring CanArgo held at September 30, 1999, 45% of the voting common shares of Uentech International Corporation and 75% of the total common shares outstanding.

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

         CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its common stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At September 30, 1999, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

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

         Accounts payable increased from $822,000 at December 31, 1998 to $1,438,000 at September 30, 1999 as seismic acquisition costs previously included in accrued liabilities were reclassified to accounts payable.

         Minority interest in subsidiaries at September 30, 1999 of $4,425,000 relates to the 31.5% interest of the non-controlling shareholder in Ninotsminda Oil Company.

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

         CanArgo has identified several significant suppliers of goods and services, primarily in the banking, transportation, refining, utility and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. CanArgo has reviewed information from these suppliers, where available, with respect to their Year 2000 compliance and status and continues to monitor their progress. While disruptions to the local power grid as a result of the Year 2000 problem and other problems could interfere with CanArgo's ability to produce oil and continue development activities at the Ninostsminda field, CanArgo anticipates that the planned addition later this year of independent power generation capability at the Ninostsminda field, if accomplished, will substantially mitigate that risk and enable CanArgo to at least produce and store oil. Because of uncertainties, however, the actual effects of the Year 2000 problem on CanArgo may be different from CanArgo's current assessment. Should remedial efforts be required, the inability of CanArgo or its principal suppliers to become Year 2000 compliant in a timely manner could impact CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis and could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Nine Month Periods Ended September 30, 1999 and 1998

         CanArgo recorded operating revenue of $2,061,000 during the nine month period ended September 30, 1999 compared with $508,000 for the nine month period ended September 30, 1998. Ninotsminda Oil Company generated $1,817,000 of revenue in the nine month period ended September 30, 1999 compared to $331,000 of revenue for the nine and three month period ended September 30, 1998 following the acquisition on July 15, 1998 of CanArgo Oil & Gas Inc. and its subsidiary Ninotsminda Oil Company. Its net share of the 302,400 barrels of gross production from the Ninotsminda field in the nine month period ended September 30, 1999 amounted to 102,400 barrels. During the nine month period ended September 30, 1999, 50,000 barrels of oil were removed from storage and sold. Net sale prices for Ninotsminda oil sold during the nine months ended September 30, 1999 averaged $11.92 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $244,000 of revenue in the nine month period ended September 30, 1999 and $177,000 of revenue for the nine month period ended September 30, 1998.

         The operating loss for the nine month period ended September 30, 1999 amounted to $7,410,000 compared with $5,015,000 for the corresponding period in 1998. The increase in the operating loss is attributable to the impairment of CanArgo's investment in and advances to Boryslaw Oil Company of $5,460,000 in the nine month period ended September 30, 1999. The increase caused by the impairment is partially offset by 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $900,000 in the 1998 period.

         Lease operating expenses increased to $851,000 for the nine month period ended September 30, 1999, as compared to $477,000 for the nine month period ended September 30, 1998. The increase is primarily as a result of the inclusion of an additional six months of Ninotsminda field operating expenses in the 1999 period.

         Direct project costs decreased to $730,000 for the nine month period ended September 30, 1999, from $1,012,000 for the nine month period ended September 30, 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

         General and administrative costs decreased to $1,550,000 for the nine month period ended September 30, 1999, from $2,732,000 for the nine month period ended September 30, 1998. The decrease is primarily attributable to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures, which involvement CanArgo has effectively terminated, and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., partially offset by the cost of general and administrative activity related to the Ninotsminda field.

         The increase in depreciation, depletion and amortization expense from $261,000 for the nine month period ended September 30, 1998 to $827,000 for the nine month period ended September 30, 1999 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment in use in the 1999 period.

         The equity loss from investments in unconsolidated subsidiaries decreased to $52,000 for the nine month period ended September 30, 1999 from $152,000 for the nine month period ended September 30, 1998 as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

         During the nine months ended September 30, 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the quarterly application of the full cost ceiling limitation. There was no comparable write down during the nine months ended September 30, 1999.

         During the nine months ended September 30, 1999, CanArgo wrote down its investment in and advances to Boryslaw Oil Company by $5,460,000. Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed.

         CanArgo recorded net other expenses of $232,000 for the nine months ended September 30, 1999, as compared to net other income of $171,000 during the nine months ended September 30, 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances during the nine months ended September 30, 1999 compared to the same period for the previous year and the payment of a facility and commitment fee pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation.

         The net loss of $7,514,000, or $0.32 per share, for the nine month period ended September 30, 1999 compares to a net loss of $4,790,000, or $0.34 per share, for the nine month period ended September 30, 1998. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during the nine month period ended September 30, 1999 than during the nine month period ended September 30, 1998.

Three Month Periods Ended September 30, 1999 and 1998

         CanArgo recorded operating revenue of $1,157,000 during the three month period ended September 30, 1999 compared with $375,000 for the three month period ended September 30, 1998. Ninotsminda Oil Company generated $1,110,000 of revenue in the three month period ended September 30, 1999. Its net share of the 96,700 barrels of gross production from the Ninotsminda field in the period amounted to 31,100 barrels. Ninotsminda Oil Company sold from storage in the three month period ended September 30, 1999 42,600 barrels of oil into the Georgian local and regional markets. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional markets generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the three months ended September 30, 1999 averaged $15.06 per barrel. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $47,000 of revenue in the three month period ended September 30, 1999 and $45,000 of revenue for the three month period ended September 30, 1998. Effective September 1, 1999, CanArgo sold its interest in the Sylvan Lake property.

         The operating loss for the three month period ended September 30, 1999 amounted to $5,866,000 compared with $787,000 for the corresponding period in 1998. The increase in the operating loss is attributable to the impairment of CanArgo's investment in and advances to Boryslaw Oil Company of $5,460,000 in the three month period ended September 30, 1999. The increase caused by the impairment is partially offset by revenue from the Ninotsminda field, 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc.

         Lease operating expenses increased to $351,000 for the three month period ended September 30, 1999 from $300,000 for the three month period ended September 30, 1998. The increase is primarily as a result of the deferral of Ninotsminda field expenses of $150,000 in 1998 for oil production placed in storage during the period. No oil was placed in storage during the three month period ended September 30, 1999.

         Direct project costs increased to $327,000 for the three month period ended September 30, 1999, from $228,000 for the three month period ended September 30, 1998, reflecting increased activity related to the Ninotsminda field partially offset by 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated.

         General and administrative costs decreased to $446,000 for the three month period ended September 30, 1999 from $517,000 for the three month period ended September 30, 1998. The decrease is primarily attributable to 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures, which involvement CanArgo has effectively terminated, and 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., partially offset by the cost of activity related to the Ninotsminda field.

         The increase in depreciation, depletion and amortization expense from $101,000 for the three month period ended September 30, 1998 to $429,000 for the three month period ended September 30, 1999 is attributable principally to increased sales in the period from Ninotsminda field oil production and depreciation of drilling equipment.

         The equity loss from investments in unconsolidated subsidiaries decreased to $10,000 for the three month period ended September 30, 1999, from $17,000 for the three month period ended September 30, 1998 as a result of the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

         During the three months ended September 30, 1999, CanArgo wrote down its investment in and advances to Boryslaw Oil Company by $5,460,000. Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed.

         Gain on disposition of equipment increased to $40,000 for the three month period ended September 30, 1999 from nil for the three month period ended September 30, 1998 following the sale of the Sylvan Lake property effective September 1, 1999.

         The net loss of $5,939,000, or $0.25 per share, for the three month period ended September 30, 1999 compares to a net loss of $781,000, or $0.04 per share, for the three month period ended September 30, 1999. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during the three month period ended September 30, 1999 than during the three month period ended September 30, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         CanArgo had no interest in investments subject to market risk during the period covered by this report.

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In the three month period ended September 30, 1999, CanArgo issued an aggregate of 211,667 shares of common stock to four persons in consideration for financial consulting and other services valued at $0.4229 per share.

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

         10(18) Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC dated October 19, 1999.

         27       Financial Data Schedule.

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CANARGO ENERGY CORPORATION



Date: November 12, 1999             By:  /s/ Michael Binnion
                                         ----------------------------
                                         Michael Binnion
                                         President and Chief Financial Officer

                                 EXHIBIT INDEX


  FILED
HEREWITH                                 EXHIBIT
--------     -------------------------------------------------------------------

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


  FILED
HEREWITH                                 EXHIBIT
--------     -------------------------------------------------------------------

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

*10(4)       Fee Agreement dated November 15, 1995 between Fountain Oil
             Incorporated and Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-KSB).


 FILED
HEREWITH                                 EXHIBIT
--------     -------------------------------------------------------------------

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



  FILED
HEREWITH                                 EXHIBIT
--------     -------------------------------------------------------------------


  10(17)     Agreement and Promissory Note dated July 19, 1999, with Terrenex
             Acquisition Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement,
             File No. 333-72295 filed on July 29, 1999).

X 10(18)     Agreement between CanArgo Energy Corporation, Ninotsminda Oil
             Company and IFC dated October 19, 1999.

X 27         Financial Data Schedule.
