Form 10-K
period 1999-12-31
CANARGO ENERGY CORP
filed 2000-03-30
CIK 310316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                             1580, 727 - 7 AVENUE SW
                        CALGARY, ALBERTA, CANADA  T2P 0Z5
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code:   (403) 777-1185

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Common  Stock,  par  value  $0.10  per  share
                 ---------------------------------------------
                              (Title  of  Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 1999, was $22,972,983.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 36,897,463 shares outstanding as of February 29, 2000. An additional 525,469 shares of Common Stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

QUALIFYING  STATEMENT  WITH  RESPECT  TO  FORWARD-LOOKING  INFORMATION

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities," and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual
Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.


ITEM  1.     BUSINESS

GENERAL  DEVELOPMENT  OF  BUSINESS

     CanArgo Energy Corporation was formed in 1994 to continue, through re-incorporation in Delaware, the business of a predecessor Oklahoma corporation which was formed in 1980. CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation in connection with a business combination with CanArgo Oil & Gas Inc. completed on July 15, 1998. CanArgo conducts its principal operations through subsidiaries, and unless otherwise indicated by the context, the terms CanArgo and the Company refer to CanArgo Energy Corporation and its consolidated subsidiaries, including Ninotsminda Oil Company.

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

     As a result of this effort, CanArgo entered into a business combination with CanArgo Oil & Gas Inc. Upon completion of the business combination in July 1998, CanArgo Oil & Gas Inc. became a subsidiary of CanArgo, the management of CanArgo Oil & Gas Inc. assumed the senior management positions in CanArgo, and CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation. At the time of the business combination, the principal operations and assets of CanArgo Oil & Gas Inc. were associated with the producing
Ninotsminda oil field in the Republic of Georgia. Since completion of the business combination, CanArgo's resources have been focused on the development of the producing Ninotsminda field and in 1999, CanArgo wrote-down the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination.

     CanArgo's principal activity is the rehabilitation and development of oil and gas fields with a productive history that indicate the potential for increased production through the application of modern production techniques. CanArgo is currently directing most of its efforts and resources to the development of the Ninotsminda field. CanArgo also has additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine, and owns interests in other Eastern European oil and gas projects which CanArgo is not actively pursuing. CanArgo's principal product is crude oil, and the sale of that oil is its principal source of revenue.

NINOTSMINDA  OIL  FIELD

     Since completion of the business combination with CanArgo Oil & Gas Inc., CanArgo's resources have been focused on the development of the Ninotsminda oil field and some associated activities. The Ninotsminda oil field covers some 2,500 acres and is located forty kilometers north east of the Georgian capital, Tbilisi. It is adjacent to and west of the Samgori oil field, which was

Georgia's most productive oil field. The Ninotsminda field was discovered later than the Samgori field and has experienced substantially less development activity. The state oil company, Georgian Oil, and others including CanArgo have drilled sixteen wells in the Ninotsminda field, of which eleven are currently classified as producing. Three of the eleven wells classified as producing are presently shut-in while undergoing or awaiting rehabilitation, and production from the remaining eight wells currently is approximately 1,590 barrels of oil and six million cubic feet of gas per day. In November 1999, CanArgo entered into a gas sales contract with AES-Telasi. In December 1999, CanArgo commenced delivery of natural gas to the Gardabani power plant pursuant to that contract.

BUSINESS  STRUCTURE

     CanArgo's activities at the Ninotsminda oil field are conducted through Ninotsminda Oil Company, a 78.8% owned subsidiary. In November 1999, CanArgo increased its percentage ownership of Ninotsminda Oil Company from 68.5% to 78.8% when the other shareholder chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company capital. This follows an increase in the percentage ownership from 55.9% to 68.5% in November 1998 when the other shareholder similarly chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company's capital. During 1999 and 1998, CanArgo invested cash of $2,000,050 and $6,394,000 respectively in Ninotsminda Oil Company. In addition, in 1998 CanArgo capitalized an aggregate of $1,164,000 in loans and accrued interest. If the other shareholder of Ninotsminda Oil Company declines to provides its pro rata share of required capital in the future, CanArgo may have to provide a disproportionate share of the capital Ninotsminda Oil Company requires, if those capital requirements are to be met. This would result in an increase in
CanArgo's percentage ownership of Ninotsminda Oil Company. Subject to formal documentation, regulatory and board approvals, CanArgo has agreed to purchase from the other shareholder and the other shareholder has agreed to sell to CanArgo, the other shareholder's remaining shares in Ninotsminda Oil Company for $4.5 million. This would be payable by issuance of common stock. This would be payable by CanArgo to the other shareholder by issuance of common stock, par value $0.10 per share having a value of $4.5 million based on the 10 day moving average trading price calculated in accordance with NASDAQ rules.
The boards of CanArgo and the other shareholder have not approved this transaction at this time.

     Ninotsminda Oil Company obtained its rights to the Ninotsminda field, including all existing wells, and two other fields under a 1996 production sharing contract with Georgian Oil. Ninotsminda Oil Company's rights under the agreement expire in December 2019, subject to possible loss of undeveloped areas prior to that date and possible extension with regard to developed areas. Under the production sharing contract, Ninotsminda Oil Company is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing December 1999. In 1998, CanArgo received a deferral of the initial relinquishment to 2006 and a reduction in the area to be relinquished at each interval from 50% to 25%.

     Under the production sharing contract, Georgian Oil has a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded during through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

-     542  barrels  of  oil  per  day  during  1999;
-     280  barrels  of  oil  per  day  during  2000;  and
-     93  barrels  of  oil  per  day  during  2001;
-     none  thereafter.

     Of the remaining production, up to 50% will be allocated to Ninotsminda Oil Company for the recovery of the cumulative capital and operating costs associated with the Ninotsminda field, which Ninotsminda Oil Company initially pays. The balance of production is allocated on a 70/30 basis between Georgian Oil and Ninotsminda Oil Company. Thus while Ninotsminda Oil Company continues to have unrecovered costs, it will receive 65% of production in excess of the oil allocated to Georgian Oil on a priority basis with respect to projected base production. After recovery of its cumulative capital and operating costs, Ninotsminda Oil Company will receive 30% of production after Georgian Oil's priority allocation. The allocation of a share of production to Georgian Oil relieves Ninotsminda Oil Company of all obligations it would otherwise have to pay taxes and similar levies to the Republic of Georgia with respect to Ninotsminda field operations. Georgian Oil and Ninotsminda Oil Company take their respective shares of production in kind, and they market their oil separately.

     Pursuant to the terms of the production sharing contract, a Georgian not-for-profit company must be appointed as field operator. The field operator provides the operating personnel and is responsible for day-to-day operations. Ninotsminda Oil Company pays the operating company's expenses associated with the development of the Ninotsminda field, and the operating company performs on a non-profit basis. The Georgian company serving as Ninotsminda field operator currently has eighty-four full time employees, and substantially all of its activities relate to the development of the Ninotsminda field. The use of the Georgian company as field operator gives Ninotsminda Oil Company less control of operations than it might have if it were conducting operations directly.

     Ninotsminda field operations are determined by a governing body composed of members designated by Georgian Oil and Ninotsminda Oil Company, with the deciding vote on field development issues allocated to Ninotsminda Oil Company. If Georgian Oil believes that action proposed by Ninotsminda Oil Company with which Georgian Oil disagrees would result in permanent damage to a field or reservoir or in a material reduction in production over the life of a field or reservoir, it may refer the disagreement to a western independent expert for binding resolution.

OIL  FIELD  DEVELOPMENT

     When Ninotsminda Oil Company assumed developmental responsibility for the Ninotsminda field in 1996, production was minimal. CanArgo believes that the development and productivity of the Ninotsminda field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of non-optimal technology.

     Ninotsminda Oil Company's initial approach to Ninotsminda field development involved rehabilitating and adding additional perforations to existing wells. This program is continuing. In 1997, Ninotsminda Oil Company commenced a drilling program, which has involved three wells thus far. The first was completed in October 1997. Under normal production conditions, this well has been producing at the rate of 400 to 600 barrels of oil per day but is currently shut-in. The second well was completed in October 1998 and has been producing at the rate of 120 barrels of oil per day. The drilling of the third well was suspended in December 1998 at a depth of 700 meters as a result of undependable electrical supply. Drilling and completion of the well in 1999 was postponed while Ninotsminda Oil Company sought to raise additional capital. Drilling is expected to resume in the spring of 2000 when the electrical supply is expected to improve. The lack of a reliable power supply has also caused delays in the continuing field rehabilitation program. Ninotsminda Oil Company expects that the electrical supply problem will be resolved or mitigated if and when a planned gas fired, electric generating power plant near Ninotsminda commences operations. See "Ancillary Ninotsminda Area Projects-Electrical Power Generation." There can be no assurance as to when or if the electrical supply problem will be resolved. See "Risks Related to Conditions in Eastern Europe."

     During 1998 and 1999, Ninotsminda Oil Company acquired additional seismic data about the Ninotsminda field, which CanArgo believes will be useful in selecting additional drilling sites. Drilling sites tentatively selected by Ninotsminda Oil Company must be approved by Georgian regulatory authorities before drilling may commence.

     To date, oil exploration and production at the Ninotsminda field has focused on one zone. There is, however, a second zone, from which oil has been produced in one well, Ninotsminda Oil Company intends to examine this zone. In addition, the Ninotsminda field has a gas cap above the principal producing zone. In December 1999 Ninotsminda Oil Company began commercial production from the gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a one year gas contract with AES - Telasi, a subsidiary of AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi has agreed to purchase all the gas produced by Ninotsminda Oil Company in priority to all other suppliers with no maximum or minimum volume.

      CanArgo has not yet fully evaluated the reserves and economics of production relating to the gas cap and has not entered into any other gas supply contracts. As production from the gas cap can both aid and hinder the production of crude oil, any evaluation as to the feasibility of sustained production from the gas cap would have to take into consideration the expected impact of natural gas production on the production of crude oil.

INTERNATIONAL  FINANCE  CORPORATION

     In December 1998, Ninotsminda Oil Company entered into a convertible loan agreement with International Finance Corporation ("IFC"), an affiliate of the World Bank. Pursuant to the loan agreement, IFC agreed under specified conditions to lend up to $6 million to Ninotsminda Oil Company primarily to fund the Ninotsminda field current development program. IFC has the right, upon notice to CanArgo, to terminate its loan commitment if, among other things, the first disbursement under the loan agreement is not made by June 30, 1999, or such other date as IFC and CanArgo agree. IFC has no obligation to disburse funds after June 29, 2000.

     Pursuant to an agreement dated October 19, 1999, IFC agreed to an initial $1.5 million disbursement under the loan agreement provided:

- the shareholders of Ninotsminda Oil Company make a $2 million capital contribution to Ninotsminda Oil Company. This contribution was made by CanArgo to Ninotsminda Oil Company in November 1999.

- CanArgo grants to IFC of a first ranking security interest over one of the drilling rigs currently in Georgia.

     In addition to the above terms, both the initial and each subsequent disbursement are also subject to a large number of further conditions including:

- performance by Ninotsminda Oil Company and its shareholders of their respective obligations under the loan agreement;

- the maintenance of specified financial ratios by Ninotsminda Oil Company including:

      ---     a  debt  to  equity  ratio  that  does  not  exceed  1:1;  and
      ---     a ratio of the present value of projected future cash flows from proved reserves to outstanding long-term indebtedness that exceeds 1.6:1;

- the absence of any material adverse changes in Ninotsminda Oil Company's financial position or business prospects;

- evidence that Ninotsminda Oil Company has received at least $10 million from its shareholders since the beginning of 1998 in the form of equity contributions, which either has been expended on the Ninotsminda field current development program or is held in a cash account.

- receipt by the IFC of favorable legal opinions on a variety of matters related to the loan.

     After the initial disbursement, subsequent disbursement will only be made by IFC if, in addition to all other conditions of disbursement:

-     Well  N97  has  been  completed  and  is  producing to IFC's satisfaction;

- Total production of the Ninotsminda field has averaged at least 2,500 barrels of oil per day for at least 30 days immediately prior to the date of any subsequent disbursement;

- IFC is satisfied that the Ninotsminda field has adequate supplies of electrical power to carry out its operations without material delays or interruptions; and

- IFC has approved Ninotsminda Oil Company's arrangements for the sale of crude oil and natural gas.

     Ninotsminda Oil Company has pledged substantially all of its assets to IFC to secure the loan. The loan will bear interest at LIBOR plus 3%. In addition, Ninotsminda Oil Company has paid to IFC a facility fee of $60,000 as well as a commitment fee equal to 1/2 of 1% per annum on the portion of the $6 million that has not been disbursed. No assurance can be given that the conditions to disbursement will be satisfied or, if not satisfied, waived, or that the IFC will fund all or any part of the $6 million loan. See "Risks Related to CanArgo's Oil and Gas Activities."


     In addition to the above terms, on November 5, 1999, the other shareholder of Ninotsminda Oil Company advised IFC that a guarantee and pledge it had previously provided IFC under the loan agreement would not apply to any advances made by IFC to Ninotsminda Oil Company. As a result, IFC advised both the other shareholder and CanArgo that should the other shareholder fail to retract its notice to IFC, it would not be prepared to disburse under the loan agreement. Subsequent to December 31, 1999, CanArgo and the other shareholder have reached an agreement pursuant to which the other shareholder has retracted its notice to the IFC in exchange for the consideration by both parties of a possible purchase, by CanArgo, of the other shareholders interest in Ninotsminda Oil Company. Should the matter ultimately not be resolved to the satisfaction of CanArgo or the IFC, CanArgo may be required to reduce its development plans for the Ninotsminda field or seek alternative financing.

     If all of the above conditions are either satisfied or waived and IFC makes the initial $1.5 million disbursement under the loan agreement with Ninotsminda Oil Company, CanArgo intends to use the first draw of $1.5 million together with internally generated cash flow to fund its current development plan for the Ninotsminda field including the completion of well N97 to the Cretaceous, a horizontal sidetrack of well N98 and seven major rehabilitations of existing wells, with a view towards increasing oil and gas production. The total budgeted cost of the current development plan is $6,650,000. The development plan is scheduled to be implemented in 2000 and the first half of 2001, but that timing is dependent upon funding for the development being available promptly. A key portion of the funding program is not yet in place. There can be no assurance that CanArgo will receive the required funds in time to meet such schedule.

     While it is highly speculative and will depend significantly upon the results of the current development program, CanArgo currently estimates that the second phase in the Ninotsminda field development plan would cost an additional $16 million and include the drilling of nine additional wells. Should Ninotsminda Oil Company attempt to implement such a plan during the two or three years immediately following completion of the current development plan, it would require substantial additional funding. It is unlikely CanArgo could provide such funding unless CanArgo itself obtained substantial additional funding.

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

     The IFC has the right under the loan agreement to convert all or part of the loan into common shares of Ninotsminda Oil Company. If the entire $6,000,000 loan were converted, IFC would receive shares representing 20% of the equity of Ninotsminda Oil Company. This would reduce CanArgo's percentage ownership of Ninotsminda Oil Company from 78.8% to 63.0% but would leave Ninotsminda Oil Company as a consolidated subsidiary of CanArgo. The conversion right remains in effect until approximately three months after:

- the completion of the current development program for the Ninotsminda field;
- the achievement of sustained production of at least 4,500 barrels of oil per day; and
-     the  completion  of  various  procedural  requirements.

     CanArgo has provided a partial guarantee of the IFC loan to Ninotsminda Oil Company and has pledged the shares of Ninotsminda Oil Company stock that it owns to secure its guaranty obligation. Under the guaranty, CanArgo will be responsible for the first $4.1 million of guaranteed indebtedness and related monetary obligations of Ninotsminda Oil Company to IFC under the loan agreement and 68.5% of any such guaranteed obligations in excess of $6 million.

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

PROCESSING,  SALES  AND  CUSTOMERS

     Georgian Oil built a considerable amount of infrastructure in and adjacent to the Ninotsminda field prior to entering into the production sharing contract with Ninotsminda Oil Company. Those infrastructure improvements, including initial processing equipment, are now used by Ninotsminda Oil Company.

     The mixed oil, gas and water fluid produced from the Ninotsminda field wells flows into a two-phase separator located at the Ninotsminda field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometers in a pipeline to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest either flared or piped 34 kilometers to the Gardabani thermal power plant.

     At  Sartichala,  the  water  is  separated  from  the oil.  Ninotsminda Oil
Company then sells oil in this state to buyers at Sartichala, and typically buyers at that point assume responsibility for the oil. Depending on the location of the buyer, buyers generally transport the oil at their risk and cost by pipeline 20 kilometers to a railhead at Ghaciani. At the railhead, the oil is loaded into railcars for transport directly to the buyers' or their customers or to the Black Sea port of Batumi, Georgia, where oil can be loaded onto tankers for international shipment.

     Ninotsminda Oil Company sells its oil directly to local and international buyers. In 1999, Ninotsminda Oil Company sold its production to five customers. Of these customers, three customers represented sales greater than 10% of operating revenue:

CUSTOMER                          PERCENT OF PRODUCTION
------------------------------    ---------------------
Petrotrade                              38.0%
Georgian American Oil Refinery          34.0%
Sinan Madenchilik                       11.0%

     In 1998, Ninotsminda Oil Company sold its production to three customers as follows:

CUSTOMER                          PERCENT OF PRODUCTION
------------------------------    ---------------------
Sis Plus 7 Ltd.                         35.9%
Glencore International AG               34.4%
Navtobi Ltd.                            29.7%

     In 1997 Ninotsminda Oil Company sold all of its 1997 production to one buyer, Glencore International AG.

     The price received for oil by Ninotsminda Oil Company has generally been negotiated on the basis of the European spot price for Brent grade crude oil, less discounts for transportation and related charges. The price received by Ninotsminda Oil Company has ranged from the full Brent price to Brent minus $6.00 per barrel. In 1998 buyers began to purchase oil from Ninotsminda Oil Company for use in Georgia and neighboring countries and have accordingly faced smaller transportation costs. Despite lower transportation costs, the price received by Ninotsminda Oil Company on local sales has not increased to the same extent as recent increases in Brent as demand for raw crude within Georgia may have been negatively impacted by illegal import of prepared oil products into the country. Despite the lower price, opportunities for domestic sales remain and Ninotsminda Oil Company now maintains an inventory of oil available for local buyers principally on cash payment terms. The average per barrel discount from the spot price for Brent grade crude oil is approximately $5.80 at the present time.

     Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

-     changes  in  the  supply  and  demand  for  oil  and  natural  gas;
-     actions  of  the  Organization  of  Petroleum  Exporting  Countries
-     weather  conditions;
-     domestic  and  foreign  governmental  regulations;
-     the  price  and  availability  of  alternative  fuels;
-     political  conditions  in  the  Middle  East  and  elsewhere;  and
-     overall  economic  conditions.

OIL AND GAS PRODUCTION

Production  History

     The Ninotsminda field was discovered and initial development began in 1979. The Ninotsminda field is currently producing approximately 955 barrels of oil per day plus associated gas primarily from five oil wells. In addition, three gas wells are producing approximately 250,000 cubic meters of natural gas and 635 barrels of oil and condensate per day. Gross production from the Ninotsminda field for the past three years was as follows:

YEAR ENDED DECEMBER 31,  OIL - GROSS BARRELS
-----------------------  -------------------
1999                           415,390
1998                           554,633
1997                           639,910

Productive  Wells  and  Acreage

     The following table summarizes the number of productive oil and gas wells and the total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 78.8% interest in Ninotsminda Oil Company.

                               GROSS                        NET
                       ------------------------  ------------------------
                       NUMBER OF WELLS  ACREAGE  NUMBER OF WELLS  ACREAGE
                       ------------------------  ------------------------
Ninotsminda field (1)        11         2,500          8.6        1,970

     On December 31, 1999, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

Reserves

     The following table summarizes net hydrocarbon reserves for the Ninotsminda field, which are the only significant reserves for CanArgo. This information is derived from a report as of December 31, 1999 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.

THOUSAND BARRELS (MSTB)          OIL RESERVES     PSC ENTITLEMENT VOLUMES (1)
                             -------------------  ---------------------------
                                                                COMPANY SHARE
                                                  NINOTSMINDA  OF NINOTSMINDA
                                                  OIL COMPANY    OIL COMPANY
                               GROSS      NET(2)  ENTITLEMENT    ENTITLEMENT
                             ---------  --------  -----------  --------------
Proved  Developed Producing      3,600     2,836        1,996           1,572
Proved Undeveloped              15,200    11,978        7,804           6,146
                             ---------  --------  -----------  --------------
TOTAL PROVEN                    18,800    14,814        9,800           7,718
                             ---------  --------  -----------  --------------

MILLION CUBIC FEET (MMCF)        GAS RESERVES     PSC ENTITLEMENT VOLUMES (1)
                             -------------------  ---------------------------
                                                                COMPANY SHARE
                                                  NINOTSMINDA  OF NINOTSMINDA
                                                  OIL COMPANY    OIL COMPANY
                               GROSS      NET(2)  ENTITLEMENT    ENTITLEMENT
                             ---------  --------  -----------  --------------
Proved  Developed Producing     17,425    13,731        5,228           4,117
Proved Undeveloped              17,850    14,066        5,354           4,217
                             ---------  --------  -----------  --------------
TOTAL PROVEN                    35,275    27,797       10,852           8,334
                             ---------  --------  -----------  --------------

___________
(1) PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company and, as a result of CanArgo's interest in Ninotsminda Oil Company, accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

(2) Net oil and gas reserves represent CanArgo's 78.8% share of Ninotsminda Oil Company's interest under the production sharing contract in the gross reserves, before taking into account the interest of Georgian Oil.

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

     Proved producing reserves are those proved reserves that are actually on production or, if not producing, that could be recovered from existing wells or facilities and where the reasons for the current non-producing status is the choice of the owner rather than the lack of markets or some other involuntary reason. An illustration of such a situation is where a well or zone is capable but is shut-in because its deliverability is not required to meet commitments. 1999 production was 415,390 barrels.

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

     Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

OTHER  FIELDS  AND  PROSPECTS  UNDER  1996 PRODUCTION SHARING CONTRACT

     Ninotsminda Oil Company has under the 1996 production sharing contract, in addition to the Ninotsminda field, rights to one other field, West Rustavi, and one prospect, Manavi. In addition to the producing Middle Eocene horizon at Ninotsminda, both the Ninotsminda and West Rustavi fields have two prospective horizons being the Upper Eocene and the Cretaceous. The Cretaceous horizon of the Ninotsminda field has been defined on seismic. CanArgo's management ranks this horizon very highly. CanArgo is actively seeking companies to participate in the drilling of N97 to the deeper Cretaceous horizon. On March 10, 2000, Ninotsminda entered into a non-binding letter of intent with a subsidiary of AES Corporation relating to exploration and potential future development of gas prospects in Ninotsminda Oil Company's acreage in Georgia. The letter of intent contemplates AES earning a 50% interest in identified prospects at the Cretaceous stratigraphic level, by funding a portion of the cost of three exploration wells. The program would be implemented by CanArgo's existing operations unit in Georgia, directed jointly by CanArgo and AES. Final agreement is subject to negotiation of satisfactory formal agreements, board approvals and any necessary regulatory approvals. In addition the letter of intent covers the general terms of a long term gas sales contract which would be entered into in the event of a successful development.

     The West Rustavi field is located some 40 km southeast of Ninotsminda. Ten wells were drilled by Georgian Oil in the West Rustavi field, two of which produced oil. One of the ten wells was drilled to the deeper Cretaceous horizon. This well was tested and produced one million cubic feet of gas and 3,500 barrels of water per day. Further geo-technical work is required on this horizon to determine its prospectivity. Ninotsminda Oil Company has initiated an appraisal program and commenced test production from one of the wells. The appraisal program, which includes acquiring further seismic data and performing rehabilitation work on some of the wells, is aimed at assessing Georgian Oil's original reserve estimates and ultimately initiating an appropriate development program. No assurances can be given that the West Rustavi field will be developed by Ninotsminda Oil Company.

     The Manavi prospect is located east of Ninotsminda. Ninotsminda Oil Company has seismic data regarding the Manavi prospect from both work it commissioned and earlier efforts by Georgian Oil. Georgian Oil's attempt to drill in the Manavi prospect was thwarted by logistical problems and did not reach the reservoir. CanArgo's management ranks Manavi highly as an exploration prospect.

ANCILLARY  NINOTSMINDA  AREA  PROJECTS

Electrical  Power  Generation

     In 1998 CanArgo established an effective 42.5% interest in a Georgian stock company with a plan to install and operate a pilot 3.0 megawatt gas fired power plant to be located adjacent to the Ninotsminda field. The principal fuel gas for the plant was intended to be gas produced in conjunction with oil from Ninotsminda field wells, which prior to December 1999 was mostly being flared with no economic benefit to Ninotsminda Oil Company. Electricity generated by the power plant would be sold to Ninotsminda Oil Company for the Ninotsminda field project and to other local purchasers.

     CanArgo has experienced technical difficulties in converting the turbine unit to gas from diesel fuel supply. It is currently considering a sale of the existing unit as a diesel unit and a purchase of an existing converted unit. Ninotsminda Oil Company expects that electricity generated by the power plant will supply Ninotsminda field operations on a priority basis. If this happens, Ninotsminda Oil Company hopes to avoid or mitigate the electrical supply problems it has encountered, which forced a suspension of drilling activity on its third well and interfers with other operations in winter. With the use of CanArgo's diesel powered drilling rigs, this problem has already been partially mitigated.

Georgian  American  Oil  Refinery

     In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in a company which owns a small refinery located at Sartichala, Georgia. The proceeds were used to upgrade and expand the refinery. CanArgo had through September 30, 1999 a right to purchase a further 11.1% interest in the refinery for $860,000. This right expired in 1999 unexercised.

     The refinery, which utilizes primarily refurbished American equipment, began operations in July 1998 and has a current capacity of approximately 4,000 barrels per day. It is the only refinery in Georgia employing western technology. It is able to produce naphtha, diesel fuel, fuel oil and kerosene. Further capacity expansion and product extension is possible in the future.

     Sartichala is the primary processing center for east Georgian oil production, including production from Ninotsminda. Refined products are sold on both the local and export markets. Although the refinery receives some revenue from the sale of its products in the Georgian currency, the Lari, most pricing is related to dollar based world market prices. To mitigate the currency exchange risk, the refinery has established some export sales contracts denominated in United States dollars. CanArgo believes that its involvement in Georgian refining activity strengthens its position in the Georgian energy sector and provides specific support for Ninotsminda Oil Company's activities in Ninotsminda. In 1999, Ninotsminda Oil Company sold approximately 58,500 barrels of oil to the refinery.

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

      The first phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies are currently being interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic program was approximately $1,200,000.

     The second phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves the drilling of one well at an estimated cost of $4 million. CanArgo can terminate the production sharing contract if it decides not to proceed with drilling.

OTHER  EASTERN  EUROPEAN  PROJECTS

     In 1999 CanArgo wrote-down its investment in the Stynawske field being the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination between Fountain Oil Incorporated and CanArgo Oil & Gas Inc. Since completion of the business combination, CanArgo's resources have been focused on the development of CanArgo's producing Ninotsminda oil field and some associated activities.

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

     Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed. As such, CanArgo recorded in the year ended December 31, 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company.

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

Potential  Caspian  Exploration  Project

     In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 CanArgo concluded that it did not have the resources to progress this project. Accordingly, in November 1999, CanArgo sold all but a 10% interest in its subsidiary to private investors in exchange for $250,000 to be paid to CanArgo should additional financing or an equity partner be found for the project.

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

     In March 1997, CanArgo declared the political unrest in Albania to be a force majeure, and the joint venture suspended activities. The suspension continues. In light of the extended period that the force majeure condition had continued and the absence of any indication of an imminent termination of the condition, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to the Albanian joint venture. Albpetrol has requested that the joint venture recommence activities at the Gorisht-Kocul field, and in December 1999, CanArgo entered into an agreement to, subject to various conditions, transfer its entire right and interest in the Gorisht-Kocul project to a third party in exchange for 31,000 British Pounds and a 15% share of any future profits earned under the Joint Operating Agreement governing the project. One of the conditions of the agreement is confirmation that the license governing the project remains in force. As confirmation of the satisfaction of this condition has not yet been received, no sales proceeds have been recognized for the year ended December 31, 1999.

Lelyaki  Field,  Pryluki  Region,  Ukraine

     Prior to July 1999, CanArgo held an effective 45% interest in a joint venture company formed to develop the Lelyaki field in eastern Ukraine. CanArgo's partner in this joint venture was Ukranafta, which holds a 55% interest. The joint venture received a 20 year oil and gas production license for a 67 square kilometer portion of the Lelyaki field, as well as a five year exploration license for 327 square kilometer area surrounding the production area.

     Based on its analysis of initial development efforts including consulting with independent petroleum engineers, CanArgo concluded that the Lelyaki field would not support a successful commercial development. On the basis of that conclusion, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its remaining investment in and advances to the Lelyaki joint venture. In July 1999, CanArgo transferred its 45% interest in the joint venture company to Zhoda Corporation.

Maykop  Field,  Adygea

     CanArgo holds a 37% interest in Intergas, a Russian joint stock company with a license for the Maykop gas field. In 1994, Intergas was granted an exclusive 25 year exploration and production license covering specified zones in the 12,500 acre Maykop gas condensate field in the southern Russian autonomous republic of Adygea, located approximately 185 kilometers from the Black Sea. In 1996 through 1997, CanArgo experienced delays and difficulty in resolving operating arrangements and other matters relating to Intergas. This caused CanArgo to conclude that it could not effectively pursue commercial activities and develop the Maykop field as planned. As a result, CanArgo recorded during the fourth quarter of 1997 an impairment for the entire amount of its investment in and advances to Intergas. CanArgo is currently in discussions with the other shareholders regarding the future of Intergas. CanArgo believes that it has no further obligation to fund any operations of Intergas, but Intergas and other shareholders of Intergas and other parties may assert claims against CanArgo. See Item 3. "Legal Proceedings" for a discussion of possible claims against CanArgo relating to Intergas.

RISKS  ASSOCIATED WITH CANARGO'S OIL AND GAS ACTIVITIES

     CanArgo's resources have been focused on the development of the Ninotsminda oil field. Pursuant to an agreement dated October 19, 1999, IFC agreed under specific conditions to an initial $1.5 million disbursement under the loan. CanArgo's current development plan for the Ninotsminda field and the terms of The proposed loan from the IFC to finance it are described in Item 1 "Business." While a considerable amount of infrastructure for the Ninotsminda field has been put in place, CanArgo cannot provide assurance that :

-     funding for the Ninotsminda field current development plan will be timely,
- that the development plan will be successfully completed or will increase production, or
- that the Ninotsminda field operating revenues after completion of the development plan will exceed operating costs.

Should Ninotsminda Oil Company not receive the initial disbursement from the IFC, CanArgo may be required to reduce its development plans for the Ninotsminda field or seek alternative financing.

     CanArgo's exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond CanArgo's control. First, CanArgo must successfully identify commercial quantities of recoverable oil and gas. The development of an oil and gas deposit can be affected by a number of factors, such as the size of the deposit, proximity to infrastructure, oil prices and government regulations, which are beyond CanArgo's control. CanArgo's activities can also be affected by a number of hazards, such as:

-     unexpected  or  unusual  geological  conditions.
-     the  recoverability  of  the  oil  and  gas  on  an  economic  basis.
-     the  availability  of  infrastructure and personnel to support operations.
-     local  and  global  prices.
-     government  regulation.

CanArgo's  activities  can  also  be  affected  by a number of hazards, such as:

-     labour  disputes.
-     natural  phenomena,  such  as  bad  weather  and  earthquakes;
- operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses; and
- environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

     Any of these hazards could result in damage, losses or liability for CanArgo. Its operations involving the rehabilitation of fields where less than optimal practices and technology were employed, as was often the case in Eastern Europe, carry increased risk for encountering some of these hazards. CanArgo does not purchase insurance covering all the risks and hazards that are involved in oil and gas exploration, development and production.

RISKS RELATED TO CONDITIONS IN EASTERN EUROPE

     CanArgo's principal oil and gas properties, including the Ninotsminda field, are located in Eastern Europe. Development of these fields is subject to a number of conditions endemic to Eastern European countries, including:

- Political Instability - The present governmental arrangements in the Eastern European countries in which CanArgo operates were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, these governments could themselves be replaced by other institutions, including a possible reversion to a totalitarian form of government. CanArgo's operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies. As a result, CanArgo's operations could be adversely affected by political instability, changes in government institutions, personnel or policies, or shifts in political power. There is also a risk that new governments could seek to nationalize, expropriate or otherwise take control of CanArgo's oil and gas properties.

- Social and Economic Instability - The political institutions in Eastern Europe have recently become more fragmented, and the economic institutions of Eastern European countries have recently converted to a market economy from a planned economy. Social and economic instability have accompanied these changes due to many factors which include:
      -     low  standards  of  living;
      -     outmoded  technology;
      -     immature  legal,  social  and  economic  institutions;  and
      -     conflicts  with  neighboring  countries.

     This instability can make continued operations difficult or impossible.

- Inadequate Infrastructure - Countries in Eastern Europe often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate to a point of lessened utility. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable power supply at Ninotsminda caused the drilling of one well in the Ninotsminda field to be suspended and the testing of a second well to be delayed during the 1998-1999 winter season.

- Currency Risks - Payment to CanArgo for oil and gas sold in Eastern European countries may be in local currencies. Although CanArgo currently sells its oil for U.S. dollars, it may not be able to continue to require payment in hard currencies. Although most Eastern European currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. CanArgo's ability to transfer currencies into or out of Eastern European countries may be restricted or limited in the future.

     The consolidated financial statements of CanArgo do not give effect to any further impairment in the value of CanArgo's investment in oil and gas properties and ventures or other adjustments that would be necessary if the properties or ventures cannot be successfully developed for the following or other reasons:

- one or more of the risks specified above or other risks thwart CanArgo's efforts to develop such properties and ventures;
- financing cannot be arranged for the development of such properties and ventures; or
-     such  properties and ventures are unable to achieve profitable operations.

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

COMPETITION

     The oil and gas industry is highly competitive. CanArgo encounters competition from other oil and gas companies in all phases of its operations, including:

-     the  acquisition  of  producing  properties;
-     obtaining  scarce resources and services including oil field services; and
-     the  sale  of  crude  oil.

     CanArgo's competitors include integrated oil and gas companies, independent oil and gas companies, individuals and drilling and income programs. Many of these competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than CanArgo and which, in many instances, have been engaged in the energy business for a much longer time than CanArgo. Such competitors may be able to outperform CanArgo on a number of dimensions including:

-     development  of  information;
-     analysis  of  available  information;
- ability to pay for productive oil and gas properties and exploratory prospects; and
- commitment of resources to define, evaluate, bid for and purchase oil and gas properties and prospects.

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

GOVERNMENTAL  AUTHORIZATIONSAUTHORIZATIONS

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

ENVIRONMENTAL  AND  REGULATORY  MATTERSAND  REGULATORY  MATTERS

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

     CanArgo's business is subject to various national, provincial, state and local laws and regulations relating to the exploration for and the development, production and transportation of oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, imposing greater liability on a larger number of potentially responsible parties. In addition, CanArgo expects the trend towards more burdensome regulation of its business to result in increased costs and operational delays. CanArgo believes it has complied in all material respects with these laws and regulations. Because the requirements imposed by such laws and regulations are frequently changed, CanArgo is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

EMPLOYEES

     As of December 31, 1999, CanArgo had 12 full time employees. The entity acting as operator of the Ninotsminda oil field for Ninotsminda Oil Company has 84 full time employees, and substantially all of that company's activities relate to the production and development of the Ninotsminda field.


ITEM  2.     PROPERTIES

     The Company does not have outright ownership of any real property. Its real property interests are limited to leasehold and mineral interests.

PRODUCTIVE  WELLS  AND  ACREAGE

     The following table summarizes the number of productive oil wells and the total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of the Company based on its 78.8% interest in Ninotsminda Oil Company. The information is presented as at December 31, 1999.

                                  GROSS                    NET
                       ------------------------  ------------------------
                       NUMBER OF WELLS  ACREAGE  NUMBER OF WELLS  ACREAGE
                       ------------------------  ------------------------
Ninotsminda field            11         2,500          8.6        1,970

     On December 31, 1999, there were no productive wells or developed acreage on any of the Company's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

     The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda and Nazvrevi/Block XIII production sharing contracts on December 31, 1999. The information regarding gross acreage represents the interest of Ninotsminda Oil Company under the Ninotsminda contract and the interest of a majority-owned subsidiary of the Company under the Nazvrevi/Block XIII contract. The information regarding net acreage represents the interest of the Company based on its 78.8% interest in Ninotsminda Oil Company and its anticipated 88.5% interest in the subsidiary holding the Nazvrevi/Block XIII contract.

                     GROSS ACREAGE   NET ACREAGE
                     -------------   -----------
Ninotsminda field           24,000        18,912
Nazvrevi/Block XIII        518,500       458,873
                     -------------   -----------
Total                      542,500       477,715
                     =============   ===========

     The Company leases office space in Calgary, Alberta, Tbilisi, Republic of Georgia, and Maidenhead, England. The leases having remaining terms varying from one to five years. The Company has subleased its Maidenhead offices.

ITEM  3.     LEGAL  PROCEEDINGS

OIL  AND  GAS  PROPERTIES  AND  INVESTMENTS  IN  OIL  AND  GAS  VENTURES

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1999, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. CanArgo believes that it has no further obligation to fund operations of Kashtan Petroleum Ltd. or Intergas JSC.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     CanArgo's common stock traded from April 6, 1995 through March 29, 1999 on the Nasdaq National Market System under the symbol "GUSH." CanArgo common stock has also been listed and traded on the Oslo Stock Exchange since May 1995, and its symbol there is "CNR." On March 29, 1999, CanArgo was advised by The Nasdaq Stock Market that it had delisted CanArgo's common stock effective with the close of business on March 29, 1999. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board.

     As a result of the shift in the principal domestic market for CanArgo common stock from the Nasdaq National Market System to the OTC Bulletin Board, stockholders may:

- find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for common stock;
-     experience  greater  spreads  between  bid  and  asked  prices;
- be charged relatively higher transactional costs when buying or selling common stock; and
-     encounter more difficulty in effecting sales or purchases of common stock.

     In addition, while securities listed on The Nasdaq National Market System are exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. The listing of CanArgo common stock on the Oslo Stock Exchange has been a secondary listing, with the primary listing being on The Nasdaq Stock Market. CanArgo is currently considering seeking a primary listing on the Oslo Stock Exchange. No assurances can be given that should CanArgo apply for a primary listing on the Oslo Stock Exchange, that such a listing will be received.

     The following table sets forth the high and low sales prices of the common stock on The Nasdaq National Market System and the Oslo Stock Exchange for the periods indicated, and the high and low bid prices on the OTC Bulletin Board for the period after March 29, 1999. Average daily trading volume on these markets during these periods is also provided. Nasdaq National Market data is provided by The Nasdaq Stock Market; OTC Bulletin Board data is provided by Nasdaq
Trading and Market Services; and Oslo Stock Exchange data is derived from published financial sources. The over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commissions, and may not represent actual transactions. Sales prices on the Oslo Stock Exchange were converted from Norwegian kroner into United States dollars on the basis of the daily 10:00 am exchange rate for buying United States dollars with the Norwegian kroner announced by the central bank of Norway. Prices in Norwegian kroner are denominated in "NOK". During July 1998, CanArgo effected a 1-for-2 reverse stock split of CanArgo's common stock. Figures for the periods prior to the effective date of the reverse stock split have been restated to give effect to the reverse stock split.

                               NASDAQ/OTC                    OSE
                        ------------------------    ------------------------
                                         AVERAGE                     AVERAGE
                                         DAILY                       DAILY
                        HIGH     LOW     VOLUME     HIGH     LOW     VOLUME
                        -----    ----    -------    -----    ----    -------
FISCAL QUARTER ENDED
March 31, 1997 . . .    14.25    8.75     49,338    14.22    8.96    210,918
June 30, 1997. . . .    10.13    7.81     21,109     9.52    7.92    103,931
September 30, 1997 .     9.13    4.84     23,603     8.86    4.96    157,173
December 31, 1997. .     7.00    1.19     62,684     6.46    1.66    284,036
March 31, 1998 . . .     2.63    1.44     27,015     2.38    1.60    153,177
June 30, 1998. . . .     2.25    1.00     15,220     2.13    1.20     65,617
September 30, 1998 .     1.81    0.47     10,266     1.60    0.53     24,924
December 31, 1998. .     0.81    0.22     34,570     0.67    0.20     27,493
March 31, 1999 . . .     0.47    0.19     25,642     0.57    0.23     16,412
June 30, 1999. . . .     0.50    0.19     23,872     0.41    0.23     18,137
September 30, 1999 .     1.02    0.25     83,591     0.71    0.27    143,689
December 31, 1999. .     0.91    0.38    117,872     0.96    0.39    174,042

     On December 31, 1999 the number of holders of record of the common stock of CanArgo was approximately 2,969. CanArgo has not paid any cash dividends on its common stock. CanArgo currently intends to retain future earnings, if any, for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on CanArgo's results of operations and financial condition and on such other factors as CanArgo's Board of Directors may, in its discretion, consider relevant. Under a loan agreement, the ability of CanArgo's principal, majority-owned, operating subsidiary, Ninotsminda Oil Company, to transfer funds to CanArgo and its other affiliates is severely restricted. In addition, CanArgo may not pay dividends on its common stock unless its subsidiary, CanArgo Oil & Gas Inc., is able to pay and simultaneously pays an equivalent dividend on the exchangeable shares issued by that subsidiary.

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

                                                                    FOUR
Reported in $1,000 except        YEAR        YEAR       YEAR        MONTHS      YEAR       YEAR
for per common share             ENDED       ENDED      ENDED       ENDED       ENDED      ENDED
Amounts                        12/31/99   12/31/98    12/31/97    12/31/96    8/31/96    8/31/95
                              ----------  ---------  ----------  ----------  ---------  ---------
FINANCIAL PERFORMANCE

Total revenue                     2,783        821         313          17         35        625

Operating loss                   (8,339)    (6,488)    (29,090)     (2,983)    (5,640)    (7,882)
Other income (expense)             (316)       196       1,202         361       (854)       312
Net loss                         (8,473)    (6,110)    (27,683)     (2,604)    (6,494)    (7,600)
Net loss per common share --
    basic and diluted             (0.32)     (0.39)      (2.47)      (0.28)     (1.04)     (1.82)
Cash used in operations          (1,116)   (14,718)     (4,176)     (1,230)    (5,146)    (1,958)
Cash flow per share - basic
 and fully diluted                (0.04)     (0.93)      (0.37)      (0.13)     (0.82)     (0.47)
Working capital                   2,729      1,366      13,971      30,382     16,926      4,188
Total assets                     43,799     46,568      37,434      55,375     32,089     10,710
Notes payable &
    long-term debt                  ---        ---         ---         ---        300        ---
Stockholders' equity             37,863     40,031      26,779      53,245     30,505      9,608
Cash dividends per
    common share                    ---        ---         ---         ---        ---        ---

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING  STATEMENT  WITH RESPECT TO FORWARD-LOOKING INFORMATION

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements," in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities," and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope,""may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

LIQUIDITY,  CAPITAL  RESOURCES  AND  CHANGES  IN  FINANCIAL  CONDITION

     In December 1999, CanArgo closed a private placement resulting in the issuance of 3,300,000 shares at $0.86 per share for gross proceeds of
$2,837,630. On August 6, 1999, CanArgo also closed its registered public offering, resulting in the issuance of 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109. CanArgo's management believes that net proceeds from these offerings, augmented by cash generated from operations should be sufficient to cover operating needs during the next twelve month period. However, no assurances can be given that CanArgo's operations will generate positive cash flow and that the funds provided by the sources noted above or from other sources will be sufficient to satisfy CanArgo's operating needs during the next twelve months.

     While CanArgo's management believes that CanArgo should have sufficient cash to cover operating expenses, CanArgo's cash balance at December 31, 1999 is not sufficient to fully implement its current Ninotsminda field development plan. Current development plans for the Ninotsminda field includes the completion of well N97 to the Cretaceous, a horizontal sidetrack of well N98 and seven major rehabilitations of existing wells, with a view towards increasing oil and gas production. The total budgeted cost of the current development plan is $6,650,000. The development plan is scheduled to be implemented in 2000 and the first half of 2001, but that timing is dependent upon funding for the development being available promptly. A key portion of the funding program is not yet in place.

     In December 1998, Ninotsminda Oil Company entered into a convertible loan agreement with International Finance Corporation ("IFC"), an affiliate of the World Bank, under which IFC agreed under specified conditions, to lend $6 million to Ninotsminda Oil Company primarily to fund the Ninotsminda field current development program. IFC has the right, upon notice to CanArgo, to terminate its loan commitment if, among other things, the first disbursement under the loan agreement is not made by June 30, 1999, or such other date as IFC and CanArgo agree. IFC has no obligation to disburse funds after June 29, 2000.

     Pursuant to an agreement dated October 19, 1999, IFC agreed under specified conditions to an initial $1.5 million disbursement under the loan. CanArgo's current development plan for the Ninotsminda field and the terms of the proposed loan from the IFC to finance it are described in Item 1. "Business". While a considerable amount of infrastructure for the Ninotsminda field has been put in place, CanArgo cannot provide assurance that:

-     funding  of the Ninotsminda field current development plan will be timely,
- that the development plan will be successfully completed or will increase production, or
- that the Ninotsminda field operating revenues after completion of the development plan will exceed operating costs.

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

     Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo also intends where opportunities exist to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants

     Ultimate realization of the carrying value of CanArgo's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

- mobilization of equipment and personnel to implement effectively drilling, completion and production activities;
-     achieving significant production at costs that provide acceptable margins;
- reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and
-     the  ability  to  market the oil and gas produced at or near world prices.

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

     On  March  29,  1999,  CanArgo  was  advised that its common stock had been delisted from The Nasdaq Market System effecitve at the close of business on March 29, 1999. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board. At the annual meeting of stockholders held on June 16, 1999, stockholders approved an amendment to CanArgo's Certificate of Incorporation to effect a 1-for-25 reverse stock split of the outstanding common stock, subject to implementation at the discretion of the Board of Directors. The purpose of the reverse split was to attempt to establish a common stock structure that might achieve a bid price in excess of $5.00 per share so that CanArgo can seek readmission to the Nasdaq National Market System. Recent developments, including a growing shareholder base and active market for its shares in Norway, resulted in CanArgo being able to seek a primary listing on the Oslo Stock Exchange. As a result, CanArgo has decided not to re-apply for a National Market listing, and accordingly, has chosen not to effect the 1-for-25 reverse split. The decision to not proceed with the reverse split resulted in CanArgo not maintaining a minimum bid price that would allow it to meet the requirements of a National Market or Small Cap Market Listing. On October 13, 1999, CanArgo received formal notification from the NASDAQ Listing and Hearing Review Council that its appeal has been rejected. See "Item 5. Market for Common Equity and Related Stockholder Matters" for a discussion of some of the effects of the delisting.

CHANGES  IN  FINANCIAL  POSITION

     As of December 31, 1999, CanArgo had working capital of $2,729,000, compared to working capital of $1,366,000 as of December 31, 1998. The $1,363,000 increase in working capital from December 31, 1998 to December 31, 1999 principally reflects the completion of a registered public offering and private placement in 1999 less operating and capital expenditures.

Cash and cash equivalents increased $1,610,000 during 1999 from $1,925,000 at December 31, 1998 to $3,535,000 at December 31, 1998, primarily as a result of completion of a registered public offering and private placement in 1999 for net proceeds of $5,564,000, proceeds from the disposition of oil and gas property and equipment of $1,166,000 less operating and investment activities. Cash and cash equivalents at December 31, 1999 included $451,000 held by Ninotsminda Oil Company, to which CanArgo has limited access. The utilization of cash during 1999 involved principally the following:

- the investment of $3,505,000 in oil and gas properties and equipment, principally related to the Ninotsminda field;

- the net loss of $8,473,000 in 1999 less non cash expenditures of $5,460,000 related to the impairment in 1999 of CanArgo's interest in Boryslaw Oil Company, $234,000 related to the impairment of unproved
      properties   and  depreciation  and  depletion  expense of  $1,145,000
      principally related to the Ninotsminda  field

     Accounts receivable increased from $424,000 at December 31, 1998 to $464,000 at December 31, 1999. The increase is primarily as a result of accounts receivable relating to equipment rentals and gas sales in late 1999 partially offset by an allowance for doubtful accounts of $77,000 relating to prior years oil sales.

     Advances to operator decreased from $377,000 at December 31, 1998 to nil at December 31, 1999 as a result of expenditures by the entity performing the operations at the Ninotsminda field on behalf and at the direction of CanArgo.

     Inventory increased from $170,000 at December 31, 1998 to $189,000 at December 31, 1999 as result of placing a portion of CanArgo's oil produced at the Ninotsminda field in November and December 1999 in storage to be available for sale in the Georgian domestic and regional market. At December 31, 1999, approximately 30,000 barrels of oil were held in storage for sale in the Georgian domestic and regional market or in the international market. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place, as a strategic initiative, additional production in storage.

     Other current assets decreased from $453,000 at December 31, 1998 to $94,000 at December 31, 1999, primarily as a result of the amortization of prepaid expenses of $190,000 and reduction in deposits of $169,000.

     Property and equipment, net, increased from $6,202,000 at December 31, 1998 to $7,101,000 at December 31, 1999, primarily as a result of capitalized costs associated with moving two drilling rigs and related equipment to the Republic of Georgia from Cyprus, the acquisition of gas production equipment, pipeline and other infrastructure and testing of one of the rigs.

     Oil and gas properties, net increased from $30,138,000 at December 31, 1998 to $30,707,000 at December 31, 1999, as a result of oil and gas well workovers, the evaluation of seismic data with respect to the Ninotsminda and Nazvrevi fields, capitalization of $1,132,000 of Ninotsminda Oil Company general and administrative expenses related to exploration and development activities and acquisition of certain interests with respect to the Ninotsminda field for $441,000. These expenditures were partially offset by the sale effective September 1, 1999 of CanArgo's interest in the Sylvan Lake project for gross proceeds of $800,000 and depletion expense of $975,000.

     Investments in and advances to oil and gas and other ventures, net decreased from $6,878,000 at December 31, 1998 to $1,709,000 at December 31, 1999. The decrease reflects principally an impairment charge of $5,460,000 against CanArgo's investment in and advances to Boryslaw Oil Company. Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed and as such, CanArgo recorded in the year ended December 31, 1999 an impairment charge of $5,460,000 against its investment and advances.

     Partially offsetting the decrease in investments in and advances to oil and gas and other ventures is a restructuring by CanArgo of its electrically enhanced oil recovery ("EEOR") assets whereby CanArgo placed its EEOR assets into Uentech International Corporation, a Canadian controlled private corporation, with the objective of Uentech International Corporation raising additional third party capital specifically for development of the EEOR technology. Following the restructuring and the raising of additional capital by Uentech International Corporation, CanArgo held at December 31, 1999, 45% of the voting common shares of Uentech International Corporation and 78%
of  the  total  common shares outstanding.

     Uentech International Corporation specializes in the exploitation of patented downhole-heating technology. The core technology of the Reservoir Heating System (RHS) heats the oil in the producing formation, lowering the viscosity and improving the oil's preferential ability to flow. The technology has been applied in the field with evidence showing flow rate increases typically in the 2 - 3 time's primary range. This system is a viable economic alternative to other tertiary recovery methods with competing technologies significantly more capital and infrastructure intensive. Uentech International Corporation has developed relationships with several strategic partnerships that will assist in the further exploitation of the technology. When fully developed, this technology is anticipated to provide CanArgo with a competitive advantage in developing heavy and medium weight oil fields.

     CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At December 31, 1999, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

     Accounts payable increased from $822,000 at December 31, 1998 to $1,160,000 at December 31, 1999 as seismic acquisition costs previously included in accrued liabilities were reclassified to accounts payable.

     Minority interest in subsidiaries at December 31, 1999 of $4,371,000 relates to the 21.2% (prior to November 30, 1999 and 1998 - 31.5% and 44.1% respectively) interest of the non-controlling shareholder in Ninotsminda Oil Company.

YEAR  2000  COMPLIANCE

     The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or produce erroneous results. In 1999 CanArgo completed a review of its existing information technology and non-information technology systems and upgraded its accounting information systems to software that the developer represented to be Year 2000 compliant. Except for a limited number of desktop computers utilized by CanArgo which CanArgo intends to replace, CanArgo believes that the software and hardware currently used by CanArgo including oilfield production equipment is Year 2000 compliant. Since December 31, 1999, CanArgo has had no report of issues with respect to the Year 2000 problem although there can be no assurance that such issues will not arise in the future.

     CanArgo identified several significant suppliers of goods and services, primarily in the banking, transportation, refining, utility and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. Since December 31, 1999, there has been no report of issues with respect to the Year 2000 problem on CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis.

New  Accounting  Standards

     In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No.131, Disclosure about Segments of an Enterprise and Related Information both of which were adopted in 1998 without having any material effect on the Company's financial statements. In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities which will be adopted in the 2001 annual financial statements. CanArgo is currently evaluating the impact of SFAS No. 133 on its financial statements.

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  1999  Compared  to  Year  Ended  December  31,  1998

     In 1999, CanArgo completed its restructuring of the combined assets and administration of Fountain Oil Incorporated and CanArgo Oil & Gas Inc. following the business combination of the two companies in July 1998. Since the business combination, CanArgo has focused primarily on the development of the Ninotsminda field and the reduction of corporate overheads. These initiatives, together with increased oil prices, led to a significant increase in revenue over the prior year. Field operating and general and administrative costs were also closely monitored, resulting in further significant improvements to cash flow. CanArgo anticipates, based on current world oil prices and the commencement of commercial gas deliveries, further improvement in cash flow in 2000.

     CanArgo recorded operating revenue of $2,783,000 during the year ended December 31, 1999, compared with $821,000 for the year ended December 31, 1998. Ninotsminda Oil Company generated $2,291,000 of revenue in the year ended December 31, 1999 compared to $603,000 of revenue for the year ended December 31, 1998 following the acquisition on July 15, 1998 of CanArgo Oil & Gas Inc.
and its subsidiary Ninotsminda Oil Company. Its net share of the 415,400 barrels of gross production from the Ninotsminda field in the year ended December 31, 1999 amounted to 142,900 barrels. During the year ended December 31, 1999, 50,000 barrels of oil in storage at December 31, 1998 were sold. In November and December 1999, 30,000 barrels of oil were placed back into storage. Net sale prices for Ninotsminda oil sold during the year ended December 31, 1999 averaged $13.17 per barrel compared to $10.63 per barrel in 1998. Oil production from the Sylvan Lake property in Alberta, Canada accounted for $219,000 of revenue in the year ended December 31, 1999 and $202,000 of revenue for the year ended December 31, 1998.

     CanArgo recorded in the year ended December 31, 1999, other revenue of $289,000 including revenue of $230,000 with respect to equipment rentals compared to $16,400 in the year ended December 31, 1998 with respect to the sale of electrically enhanced oil recovery equipment.

     The operating loss for 1999 amounted to $8,339,000, compared with $6,488,000 for 1998. The increase in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's investment in and advances to Boryslaw Oil Company of $5,460,000. The increase caused by the impairment is partially offset by 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $900,000 in 1998.

     Lease operating expenses increased to $885,000 during 1999, as compared to $843,000 for 1998, as a result of the inclusion of an additional six months of Ninotsminda field operating expenses in the 1999 period partially offset by the sale effective September 1, 1999 of the Sylvan Lake property. Operating expenses did not increase significantly despite three additional months of costs as a result of a field operating cost reduction program undertaken by Ninotsminda Oil Company in late 1998 and early 1999.

     Direct project costs decreased to $944,000 in 1999 from $1,157,000 for 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

     General and administrative expenses decreased to $2,193,000 in 1999 from from $3,887,000 for 1998, reflecting the restructuring of CanArgo since the combination of Fountain Oil Incorporated with CanArgo Oil & Gas Inc. and a focus on reducing overhead costs.

     The increase in depreciation, depletion and amortization expense from $239,000 for 1998 to $1,145,000 during 1999 is 1999 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment in use in the 1999 period. Partially offsetting this increase  is  the  sale  of  the  Sylvan  Lake  property  in  1999.

     The equity loss from investments in unconsolidated subsidiaries increased to $261,000 for the year ended December 31, 1999 from $161,000 for the year ended December 31, 1998 as a result of increased activity by Uentech International Corporation developing the EEOR technology and a write-down of property and equipment in the year by the company developing the gas powered turbine. These increases were partially offset by the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     Impairment of oil and gas properties decreased to $234,000 in 1999 from $900,000 for 1998 following the write-down in 1999 by CanArgo of its interest in the Caspian project. During the year ended December 31, 1998, CanArgo wrote down its oil and gas properties in the Sylvan Lake project by an aggregate $900,000 as a result of a substantial decline of heavy oil prices and the quarterly application of the full cost ceiling limitation.

     CanArgo recorded net other expense of $316,000 for 1999, as compared to net other income of $196,000 during 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances during the year ended December 31, 1999, the payment of facility and commitment fees pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation and the loss in 1999 from the sale of property and equipment not considered essential to ongoing operations.

     The net loss of $8,473,000, or $0.32 per share for 1999, compares to a net loss of $6,110,000, or $0.39 per share for 1998. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during 1999 than during 1998.

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

Prices for crude oil are subject to wide fluctuations in response to changes in supply and demand and additional political, economic and other factors. The significant decline in oil prices during 1998 adversely affected the results of CanArgo's operations for that year. World oil prices are likely to have a significant impact on CanArgo's revenues and operating profit or loss in 1999 and subsequent years.

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

     The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors including:

-     world  economic  conditions;
-     international  relations;
-     the  stability  and  policies  of  various  governments;
- fluctuations in the price of oil and gas and the outlook for the oil and gas industry;
-     competition  for  funds;  and
- an evaluation of CanArgo and specific projects in which CanArgo has an interest.

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

Most of CanArgo's interests in oil and gas properties and ventures are located in Eastern European countries. Operations in those countries are subject to certain additional risks including the following:

-     enforceability  of  contracts;
-     currency  convertibility  and  transferability;
-     unexpected  changes  in  tax  rates;
-     availability  of  trained  personnel;  and
- availability of equipment and services and other factors that could significantly change the economics of production.

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


                                    PART III

ITEM  10.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


           NAME           AGE                  OFFICE OR OFFICES
------------------------  ---  --------------------------------------------------
David Robson               42  Chairman of the Board and Chief Executive Officer
Michael R. Binnion         39  Director, President and Chief Financial Officer
J.F. Russell Hammond (2)   58  Director
Peder Paus (1) (2)         54  Director
Nils N. Trulsvik (1) (2)   51  Director
Ron Gerlitz                45  Vice President, Technology
Anthony J. Potter          35  Vice President, Finance
Niko Tevzadze              35  Vice President, (Significant Employee)


     ---------
     (1)     Member  of  Audit  Committee
     (2)     Member  of  Compensation  Committee

DAVID ROBSON was elected a Director, Chairman of the Board and Chief Executive Officer on July 15, 1998. He has also served as a Director, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, CanArgo Oil & Gas Inc., since July 1997, as President of CanArgo Oil & Gas Inc.'s subsidiary, Ninotsminda Oil Company, since 1996, and as Managing Director and sole owner of Vazon Energy Limited, a company which provides consulting services to the energy industry, since March 1997. From April 1992 until March 1997, Dr. Robson was a senior officer of JKX Oil & Gas plc, including Managing Director and Chief Executive Officer. He holds a B.Sc. (Hon) in Geology and a Ph.D. in Geochemistry from the University of Newcastle upon Tyne, and an MBA from the University of Strathclyde. He is the energy sector representative on the United Kingdom government's East European Trade Council.

MICHAEL R. BINNION was elected a Director, President and Chief Financial Officer on July 15, 1998. He has also served as a Director, Chief Financial Officer and Secretary of the Company's subsidiary, CanArgo Oil & Gas Inc., since March 1997. Mr. Binnion is also President and a director of Terrenex Acquisition Corporation, an Alberta Stock Exchange listed investment company which is the Company's largest stockholder, and sole director of Ruperts Crossing, a private investment company. He is also a director of Fintech Services Ltd. Prior to April 1997, he served as Chief Financial Officer and a Director of Trans-Dominion Energy Company, a Toronto Stock Exchange listed international oil and gas exploration and production company, for four years.

J.F. RUSSELL HAMMOND was elected a Director on July 15, 1998. He has also served as a Director of the Company's subsidiary, CanArgo Oil & Gas Inc., since June 1997. For over five years, Mr. Hammond has been an investment advisor to Provincial Securities Ltd., a private investment company. Mr. Hammond has been Chairman of Terrenex Acquisition Corporation since 1992 and a director of Cadiz Inc., a Nasdaq National Market listed company, from 1989 to Jan 1999.

PEDER PAUS was elected a Director on July 15, 1998 and is an independent businessman based in Oslo, Norway. Since 1995, he has been a consultant on investor relations for various companies. From 1981 to 1995, Mr. Paus was Chief Executive Officer of North Venture Ltd., a shipping and offshore consulting firm based in London, England.

NILS N. TRULSVIK was elected a Director of the Company on August 17, 1994. He has served the Company as President and Chief Executive Officer from February 4, 1997 to July 15, 1998 and from November 21, 1994 to March 9, 1995; and as Executive Vice President from March 9, 1995 to February 4, 1997 and from September 8, 1994 until November 21, 1994. In August 1998, Mr. Trulsvik became a partner in a consulting company, The Bridge Group, located in Norway. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s. a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

ANTHONY J. POTTER, CA was elected Vice President, Finance on July 15, 1998. He also serves the Company as Group Controller. He has served as Vice President, Finance and Group Controller of the Company's subsidiary, CanArgo Oil & Gas Inc., since May 1998. From September 1986 to April 1998, Mr. Potter was employed with PricewaterhouseCoopers Chartered Accountants. In 1986, he graduated from the University of Calgary with a Bachelor of Commerce degree in Accounting.

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

ITEM  11.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table shows all compensation paid or accrued by the Company and its subsidiaries during the years ended December 31, 1999, 1998 and 1997 to certain executive officers of the Company (the "Named Officers").

                                      ANNUAL        LONG-TERM
                                  COMPENSATION    COMPENSATION
                                  ----------------------------
                                                   SECURITIES
NAME AND                YEAR                        UNDERLYING            ALL OTHER
PRINCIPAL POSITION      ENDED       SALARY ($)     OPTIONS/SARS (#)  COMPENSATION($) (6)
----------------------------------------------------------------------------------------
David Robson (1)        12/99       144,000         1,000,000                ---
                        12/98        82,500           390,000                ---
Michael R. Binnion (2)  12/99       127,200           750,000              2,458
Nils N. Trulsvik (3)    12/98        87,376               ---              3,681
                        12/97       140,333               ---              6,653
Rune Falstad (4)        12/98       112,852            25,000              3,786
                        12/97        82,952            15,000              3,825
Alfred Kjemperud (5)    12/98       133,338            50,000              3,124
                        12/97       101,296             5,000              5,014

(1) Mr. Robson has served as Chief Executive Officer since July 15, 1998 and provides services to the Company through Vazon Energy Limited.

(2) Mr. Binnion has served as President and Chief Financial Officer since July 15, 1998.

(3) Mr. Trulsvik served as President and Chief Executive Officer from February 4, 1997 to July 15, 1998 and as Executive Vice President from March 9, 1995 to February 4, 1997. Included in 1998 salary is $1,671 paid as non-employee director's fees subsequent to July 31, 1998. See "Directors' Compensation" and "Employment Contracts."

(4) Mr. Falstad has served as Vice President since June 3, 1997, but has not been deemed an executive officer of the Company since October 1998. Included in 1998 salary are payments for consulting services rendered to the Company subsequent to July 31, 1998 pursuant to a contract with FinCom AS, of which Mr. Falstad is a partner. See "Employment Contracts."

(5) Mr. Kjemperud resigned as Vice President on September 3, 1998. Included in 1998 salary are payments for consulting services rendered to the Company subsequent to September 3, 1998 pursuant to a contract with The Bridge Group. See "Employment Contracts."

(6) Represents the Company's contributions to or accruals with respect to individual retirement and pension plans.

OPTION  GRANTS  DURING  THE  YEAR  ENDED  DECEMBER  31,  1999

     The following table sets forth information concerning options granted to the Named Officers during the year ended December 31, 1999.

                    NUMBER OF    % OF TOTAL
                    SECURITIES   OPTIONS                                  GRANT DATE
                    UNDERLYING   GRANTED TO                            PRESENT VALUE (2)
                    OPTIONS      EMPLOYEES    EXERCISE   EXPIRATION  --------------------
NAME                GRANTED(1)   IN FY 12/99  PRICE      DATE        PER SHARE   TOTAL
-----------------------------------------------------------------------------------------
David Robson           30,000      1.17%      $ 0.275     7/20/04     $ 0.17     $  5,100
David Robson          400,000     15.54%      $ 0.36      8/22/04     $ 0.22       88,000
David Robson          570,000     22.15%      $ 0.36      8/25/04     $ 0.22      125,400
Michael R. Binnion     18,000      0.70%      $ 0.275     7/20/04     $ 0.17        3,060
Michael R. Binnion    350,000     13.60%      $ 0.36      8/22/04     $ 0.22       77,000
Michael R. Binnion    382,000     14.84%      $ 0.36      8/25/04     $ 0.22       84,040

-------------
(1) The options granted to both Mr. Robson and Mr. Binnion vest in three equal installments commencing on the first anniversary of the grant date and were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Pursuant to the terms of the Company's various stock option plans, the Compensation Committee may, subject to each plan's limits, modify the terms of outstanding options, including the exercise price and vesting schedule thereof.

(2) These values were derived using the Black-Scholes option pricing model applying the following assumptions:

                                                 RISK-FREE
EXERCISE PRICE   DIVIDEND YIELD   VOLATILITY   INTEREST RATE   EXPECTED TERM
    $0.275             0%          79.98%           5.63%        4 years
    $0.36              0%          79.98%           5.94%        4 years
    $0.36              0%          79.98%           5.82%        4 years

These values are not intended to forecast future appreciation of the Company's stock price. The actual value, if any, that an executive officer may realize from his options (assuming that they are exercised) will depend solely on the increase in the market price of the shares acquired through option exercises over the exercise price, measured when the shares are sold.

OPTION  VALUES  AT  DECEMBER  31,  1999

     The following table sets forth information concerning the number and hypothetical value of stock options held by the Named Officers at December 31, 1999.

                           NUMBER OF SHARES
                        UNDERLYING UNEXERCISED
                        OPTIONS HELD AT FISCAL        VALUE OF UNEXERCISED IN-THE-MONEY
                               YEAR END                   OPTIONS AT FISCAL YEAR END
                    ---------------------------------------------------------------------
NAME                EXERCISABLE      UNEXERCISABLE    EXERCISABLE ($)  UNEXERCISABLE ($)
-----------------------------------------------------------------------------------------
David Robson          265,000          1,305,000          0               278,890
Michael R. Binnion    105,000            785,000          0               268,090

DIRECTORS  COMPENSATION

The Company pays directors' fees on a quarterly basis at a rate of $12,000 per year, as of July 1999. The Company will also reimburses ordinary out-of-pocket expenses for attending Board and Committee meeting.

The Company provided automatic grants options to non-employee directors pursuant to the 1995 Long-Term Incentive Plan. Pursuant to the Plan, a non-qualified option to purchase 3,750 shares of Common Stock is granted automatically to each non-employee director on each (I) the date of each meeting of stockholders at which such non-employee is elected or re-elected as a director or, it in any fiscal year directors are not elected at a meeting of stockholders, on the last date of such fiscal year and (ii) the date such non-employee is first elected as a director, if not a meeting of stockholders. In addition, a non-employee director will automatically be granted a non-qualified option to purchase 3,750 shares of Common Stock on each date on which such non-employee director is elected ore re-elected by the Board of Directors as Chairman of the board of Directors or if the Chairman of the Board is then an employee of the Company, as Vice Chairman of the Board of Directors. The exercise price of each option is equal to 100% of the fair market value of the Common Stock on the date of grant. Each option so granted is 100% vested six months after the date of grant. Options expire on the first to occur of three years from the date of grant or the first anniversary of the date of the director ceases to be a director for any reason. Non-employee directors are not eligible to receive other options pursuant to the 1995 Long-Term Incentive Plan. The Company terminated the Automatic Grant Sub-Plan for Outside Directors as of July 16, 1999. The Company amended the Plan to permit outside directors to participate generally in the Plan, with such amendment to be subject to ratification by the stockholders of this Company at the next annual special meeting of stockholders of this Company. The exercise of any grants to outside directors made pursuant to the amended Plan contemplated herein shall be conditioned upon stockholder approval.

The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the year ended December 31, 1999:


                          DIRECTORS FEES
                             AND OTHER     CONSULTING   OPTIONS
NAME                       COMPENSATION     PAYMENTS    GRANTED
---------------------------------------------------------------
J.F. Russell Hammond (1)     $  6,000       $  --       100,000
Peder Paus (2)               $  6,000       $  --       300,000
Nils N. Trulsvik (3)         $  6,000       $  --       100,000

---------------
(1) Options were granted on June 16, 1999 3,750 at an exercise price of $0.31, expire on June 16, 2002 and will be 100% vested on December 16 1999. Options were granted on July 21, 1999 7,500 at an exercise price of $0.275, expire on July 20, 2004 and will be 100% vested on July 20, 2002. Options granted on August 23, 1999, 25,000 at an exercise price of $0.36, expire on August 22, 2004 and will be 100% vested on August 22, 2002. Options granted on August 26, 1999, 63,750 at an exercise price of $0.36, expire on August 25, 2004 and will be 100% vested on August 25, 2002.

(2) Options were granted on June 16, 1999 3,750 at an exercise price of $0.31, expire on June 16, 2002 and will be 100% vested on December 16 1999. Options were granted on July 21, 1999 67,500 at an exercise price of $0.275, expire on July 20, 2004 and will be 100% vested on July 20, 2002. Options granted on August 23, 1999, 25,000 at an exercise price of $0.36, expire on August 22, 2004 and will be 100% vested on August 22, 2002. Options granted on August 26, 1999 3,750 at an exercise price of $0.36, expire on August 25, 2004 and will be 100% vested on August 25, 2002. Options granted on September 23, 1999, 200,000 at an exercise price of $0.45, expire on September 22, 2004 and will be 100% vested on September 22, 2002.

(3) Options were granted on June 16, 1999 3,750 at an exercise price of $0.31, expire on June 16, 2002 and will be 100% vested on December 16 1999. Options were granted on July 21, 1999 71,250 at an exercise price of $0.275, expire on July 20, 2004 and will be 100% vested on July 20, 2002. Options granted on August 23, 1999, 25,000 at an exercise price of $0.36, expire on August 22, 2004 and will be 100% vested on August 22, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 1999 with respect to aggregate beneficial ownership of outstanding shares of Common Stock and shares of Common Stock that would be issued upon exchange of Exchangeable Shares either outstanding or issuable for no additional consideration, by each person known by the Company to be the beneficial owner of more than 5% of the aggregate of such shares, by each Director and Named Officer of the Company and by all Directors and executive officers of the Company as a group.

                                   AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP  PERCENT OF CLASS
----------------------------------------------------------------------------
Terrenex Acquisition Corporation
   1580, 727 - 7th Avenue SW
   Calgary, AB, Canada T2P 0Z5             3,712,546             9.94%

Michael R. Binnion                           766,051        (1)  2.03%
Peder Paus                                   620,929        (2)  1.66%
David Robson                                 385,000        (3)  1.02%
Nils N. Trulsvik                              73,450        (4)     *
J.F. Russell Hammond                          52,500        (5)     *

All executive officers and
Directors as a group (7 persons)           1,687,206        (6)  4.46%

------------
* Less than 1%.


(1) Includes 105,000 shares underlying presently exercisable options beneficially owned by Mr. Binnion. Also includes 268,417 shares representing Mr. Binnion's proportionate interest in shares beneficially owned by Terrenex Acquisition Corporation of which Mr. Binnion is President, a director and an approximately 7.23% shareholder. Mr.
        Binnion disclaims beneficial ownership of all shares beneficially owned by Terrenex, other than the 268,417 shares represent his 7.23% proportionate interest.

(2)     Includes  7,500  share  underlying  presently  exercisable  options.

(3)     Includes  265,000  share  underlying  presently  exercisable  options.

(4)     Includes  3,750  share  underlying  presently  exercisable  options.

(5) Includes 52,500 share underlying presently exercisable options. Excludes 3,712,546 shares owned by Terrenex Acquisition Corporation of Which Mr. Hammond is Chairman.

(6) See Notes 1-5; also includes 47,277 shares underlying presently exercisable options held by executive officers not named in the foregoing table.

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

     In May 1998, Terrenex agreed to lend CanArgo Oil & Gas Inc. up to $1,000,000 through August 31, 1998 and subsequently advanced the $1,000,000. CanArgo Oil & Gas Inc. paid Terrenex a $10,000 commitment fee, $50,000 in draw down fees and interest at the rate of % per month. In addition, CanArgo Oil & Gas Inc. granted Terrenex options exercisable until December 31, 1998 to acquire 12 % of the stock of CanArgo's subsidiary that holds a production sharing contract for the Nazvrevi and Block XIII areas in the Republic of Georgia and 15% of CanArgo Oil & Gas Inc.'s position in any license received as a result of a consortium submission in certain offshore drilling and production rights that CanArgo might acquire in the Russian Republic of Dagestan. Either option could be exercised by Terrenex paying CanArgo that percentage of all amounts expended by CanArgo through the exercise date on the relevant project equal to the percentage of the project being acquired by Terrenex through exercise of the option. The terms of the loan, including the option terms, were negotiated and approved by the directors of CanArgo Oil & Gas Inc. who had no affiliation with Terrenex. CanArgo subsequently extended the options through March 31, 1999 in consideration of the efforts of Terrenex in attempting to arrange financing for CanArgo. CanArgo repaid the Terrenex loan following completion of the business combination in July 1998. In light of the relationship between Terrenex and CanArgo, Terrenex decided that any investment related to CanArgo that it would make at this time should be in the entity CanArgo Energy Corporation and not in specific CanArgo projects, and accordingly, Terrenex permitted the options to expire unexercised.

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

 *10(4)        Fee  Agreement  dated  November  15,  1995 between Fountain Oil Incorporated and
               Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-
               KSB).

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

 *10(9)        Employment  Contract  between  CanArgo  Energy  Inc.  and  Anthony  J.  Potter
               (Incorporated  herein  by  reference  from  September  30,  1998  Form  10-Q).

*10(10)        Workorder  between  CanArgo  Energy  Inc.  and  Alfred  Kjemperud  as Consultant
               (Incorporated herein by reference from Form S-1 Registration Statement, File No.
               333- 72295  filed  on  February  12,  1999).

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

 10(15)        Terrenex  Acquisition  Corporation  Option  regarding CanArgo (Nazvrevi) Limited
               (Incorporated herein by reference from Form S-1 Registration Statement, File No.
               333- 72295  filed  on  February  12,  1999).

 10(16)        Production  Sharing  Contract  between  (1) Georgia and (2) Georgian Oil and JKX
               Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form
               S-1 Registration  Statement,  File  No.  333-72295  filed  on  June  7,  1999).

 10(17)        Agreement  and  Promissory  Note  dated July 19, 1999, with Terrenex Acquisition
               Corporation  (Incorporated herein by reference from Post-Effective Amendment No.
               1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999)

 10(18)        Agreement  between  CanArgo  Energy Corporation, Ninotsminda Oil Company and IFC
               dated  October  19,  1999.

 10(19)        Agreement  on  Financial  Advisory  Services between CanArgo Energy Corporation,
               Orkla  Finans  (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8,
               1999  (Incorporated  herein  by  reference  from  December  28, 1999 Form 8-K).

 10(20)        Form  of  Subscription Agreement (Incorporated herein by reference from December
               28, 1999  Form  8-K).

 10(21)        Agreement  between  CanArgo  Energy  Corporation  and  JKX  Nederland  BV  dated
               January  19,  2000.

*10(22)        Employment  Agreement  between  CanArgo  Energy Corporation and Paddy Chesterman dated  February  24,  2000.

 10(23)        Agreement  between  Ninotsminda  Oil  Company  and AES Gardabani dated March 10,
               2000.

 21            List  of  Subsidiaries  (Incorporated  herein  by  reference  from  Form  S-1
               Registration Statement,  File  No.  333-72295  filed  on  February  12,  1999).

 23            Consent  of  PricewaterhouseCoopers  LLP.

 27            Financial  Data  Schedule.



 (B)  REPORTS  ON  FORM  8-K:

     During the year ended December 31, 1999, the Company filed the following current reports on Form 8-K:

 1.  Form 8-K dated June 10, 1999, reporting Item 5.  Other Events announcing that its
     Registration Statement relating to a public offering of a minimum 11,500,000 shares and a maximum 21,264,643 shares of Common Stock of the Registrant had been declared effective by the U.S. Securities and Exchange Commission.

 2.  Form 8-K dated December 8, 1999, reporting Item 5. Other Events that CanArgo had sold
     3,300,000 shares of Common Stock at NOK 6.90 per share based on the closing price of the Registrant's stock on the Oslo Stock Exchange on December 8, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO  ENERGY  CORPORATION
            (Registrant)

By:     /s/Michael  Binnion                              Date:  March  24,  2000
        -------------------
        Michael  Binnion,  President  and
        Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     /s/Michael  Binnion                              Date:  March  24,  2000
        -------------------
        Michael  Binnion,  Director,  President  and
        Chief  Financial  Officer

By:     /s/Anthony  J.  Potter                           Date:  March  24,  2000
        ----------------------
        Anthony  J.  Potter,  Vice  President
        (Principal  Accounting  Officer)

By:     /s/David  Robson                                 Date:  March  24,  2000
        ----------------
        David  Robson,  Chief  Executive  Officer  and
        Chairman  of  the  Board

By:     /s/Russell  Hammond                              Date:  March  24,  2000
        -------------------
        Russell  Hammond,  Director

By:     /s/Peder  Paus                                   Date:  March  24,  2000
        --------------
        Peder  Paus,  Director

By:     /s/Nils  N.  Trulsvik                            Date:  March  24,  2000
        ---------------------
        Nils  N.  Trulsvik,  Director

                     REPORT ON MANAGEMENT'S RESPONSIBILITIES
                     ---------------------------------------


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


/s/Michael  R.  Binnion
President  and  Chief  Financial  Officer

March  24,  2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


To  the  Directors  and  Shareholders  of  CanArgo  Energy  Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CanArgo Energy Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Notes 5 and 6 to the consolidated financial statements recovery of the carrying value of the company's oil and gas properties, unevaluated oil and gas properties, and certain of its investments in oil and gas ventures will require the company to arrange significant additional financing from external sources, discover adequate quantities of proved reserves, achieve significant production at oil and gas prices that provide acceptable margins, incur reasonable levels of taxation from local authorities, and market the oil and gas produced at or near world prices. If one or more of the above factors, or other factors, are different than anticipated, the Company may not recover its carrying value of these assets which could result in a significant impairment charge to operations.


                                                /s/PricewaterhouseCoopers  LLP
                                                   PRICEWATERHOUSECOOPERS  LLP
Calgary, Alberta
March 10, 2000

                           CANARGO ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                 DECEMBER 31,    DECEMBER 31,
                                                                     1999            1998
                                                                --------------  -------------
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   3,534,983   $   1,924,908
Accounts receivable. . . . . . . . . . . . . . . . . . . . . .        464,435         424,367
Advances to operator . . . . . . . . . . . . . . . . . . . . .             --         376,890
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .        188,500         170,405
Other current assets . . . . . . . . . . . . . . . . . . . . .         94,174         453,476
                                                                --------------  --------------
 Total current assets. . . . . . . . . . . . . . . . . . . . .  $   4,282,092       3,350,046

Property and equipment, net. . . . . . . . . . . . . . . . . .      7,101,125       6,201,936
Oil and gas properties, net, full cost method
    (including unevaluated amounts of $12,531,313
    and $13,266,368 respectively). . . . . . . . . . . . . . .     30,707,037      30,137,573
Investments in and advances to oil and gas and other
     ventures - net. . . . . . . . . . . . . . . . . . . . . .      1,709,215       6,877,974
                                                                --------------  --------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $  43,799,469      46,567,529
                                                                ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $   1,159,949   $     882,761
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . .        393,411       1,101,050
                                                                --------------  --------------
 Total current liabilities . . . . . . . . . . . . . . . . . .  $   1,553,360   $   1,983,811

Provision for future site restoration. . . . . . . . . . . . .         12,700              --
Minority interest in subsidiaries. . . . . . . . . . . . . . .      4,370,785       4,552,285

Commitments and contingencies (Note 8) . . . . . . . . . . . .             --              --

Stockholders' equity:
 Preferred stock, par value $0.10 per share,
   5,000,000 shares authorized:
   100 shares issued and outstanding . . . . . . . . . . . . .             --              --
 Common Stock, par value $0.10 per share,
   50,000,000 shares authorized:
   36,823,163 and 15,157,868 shares issued and
   outstanding respectively;
   529,759 additional shares issuable on demand at
   December 31, 1999 without receipt
   of further consideration. . . . . . . . . . . . . . . . . .      3,735,292       2,101,464
 Capital in excess of par value. . . . . . . . . . . . . . . .    106,216,164     101,545,941
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . .    (72,088,832)    (63,615,972)
                                                                --------------  --------------
 Total stockholders' equity. . . . . . . . . . . . . . . . . .  $  37,862,624   $  40,031,433
                                                                --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . .  $  43,799,469   $  46,567,529
                                                                ==============  ==============

     The accompanying notes are an integral part of the consolidated financial statements

                                 CANARGO ENERGY CORPORATION
                            CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                        ------------  ------------  -------------
Operating Revenues:
 Oil and gas sales . . . . . . . . . . . . . . . . . .  $ 2,493,612   $   804,552   $    313,301
 Other . . . . . . . . . . . . . . . . . . . . . . . .      289,321        16,400             --
                                                        ------------  ------------  -------------
TOTAL REVENUES . . . . . . . . . . . . . . . . . . . .    2,782,933       820,952        313,301
                                                        ------------  ------------  -------------

Operating expenses:
 Lease operating expenses. . . . . . . . . . . . . . .      884,925       843,169        200,321
 Cost of sales . . . . . . . . . . . . . . . . . . . .           --         7,888             --
 Direct project costs. . . . . . . . . . . . . . . . .      944,109     1,157,163      1,753,166
 General and administrative. . . . . . . . . . . . . .    2,192,728     3,887,386      3,903,446
 Depreciation, depletion and amortization. . . . . . .    1,145,029       238,924        344,666
 Equity loss from investments in unconsolidated
    subsidiaries . . . . . . . . . . . . . . . . . . .      261,234       161,180      3,778,287
 Impairment of notes receivable. . . . . . . . . . . .           --            --        186,611
 Impairment of property and equipment. . . . . . . . .           --       113,000      3,243,997
 Impairment of oil and gas properties. . . . . . . . .      233,957       900,000        257,407
 Impairment of oil and gas ventures. . . . . . . . . .    5,459,793            --     15,735,592
                                                        ------------  ------------  -------------
TOTAL OPERATING EXPENSES . . . . . . . . . . . . . . .   11,121,775     7,308,710     29,403,493
                                                        ------------  ------------  -------------

OPERATING LOSS . . . . . . . . . . . . . . . . . . . .   (8,338,842)   (6,487,758)   (29,090,192)
                                                        ------------  ------------  -------------

Other (expense) income:
 Interest income . . . . . . . . . . . . . . . . . . .           --       782,596      1,615,066
 Interest expense. . . . . . . . . . . . . . . . . . .     (199,604)     (479,932)       (69,286)
 Other expense . . . . . . . . . . . . . . . . . . . .      (74,172)      (76,540)       (72,714)
 Loss on disposition of equipment and property . . . .      (41,742)      (30,333)      (271,205)
                                                        ------------  ------------  -------------
TOTAL OTHER (EXPENSE) INCOME . . . . . . . . . . . . .     (315,518)      195,791      1,201,861
                                                        ------------  ------------  -------------

Net loss before income tax expense . . . . . . . . . .   (8,654,360)   (6,291,967)   (27,888,331)

Income tax expense . . . . . . . . . . . . . . . . . .           --            --             --
                                                        ------------  ------------  -------------

NET LOSS BEFORE MINORITY INTEREST. . . . . . . . . . .   (8,654,360)   (6,291,967)   (27,888,331)

Minority interest in loss of consolidated subsidiaries      181,500       181,644        205,380
                                                        ------------  ------------  -------------

NET LOSS . . . . . . . . . . . . . . . . . . . . . . .  $(8,472,860)  $(6,110,323)  $(27,682,951)
                                                        ============  ============  =============

NET LOSS PER COMMON SHARE - BASIC. . . . . . . . . . .  $     (0.32)  $     (0.39)  $      (2.47)
                                                        ------------  ------------  -------------

NET LOSS PER COMMON SHARE - DILUTED. . . . . . . . . .  $     (0.32)  $     (0.39)  $      (2.47)
                                                        ------------  ------------  -------------

Weighted average number of common
 shares outstanding. . . . . . . . . . . . . . . . . .   26,370,235    15,783,889     11,206,506
                                                        ------------  ------------  -------------

     The accompanying notes are an integral part of the consolidated financial statements

                                       CANARGO ENERGY CORPORATION
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                            COMMON STOCK
                                      -------------------------
                                        NUMBER OF                   ADDITIONAL                        TOTAL
                                         SHARES                      PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                         ISSUED       PAR VALUE      CAPITAL         DEFICIT         EQUITY
                                      -------------  -----------  -------------  ---------------  -------------
BALANCE, DECEMBER 31, 1996 . . . . .    11,084,244   $ 1,108,424  $ 81,959,545   $  (29,822,698)  $ 53,245,271
                                      -------------  -----------  -------------  ---------------  -------------
Issuance of common stock for
purchase of interest in oil and gas
venture. . . . . . . . . . . . . . .        87,500         8,750     1,052,186               --      1,060,936

Issuance of common stock upon
exercise of options. . . . . . . . .        52,000         5,200       150,800               --        156,000

Net loss . . . . . . . . . . . . . .            --            --            --      (27,682,951)   (27,682,951)
                                      -------------  -----------  -------------  ---------------  -------------
BALANCE, DECEMBER 31, 1997 . . . . .    11,223,744   $ 1,122,374  $ 83,162,531   $  (57,505,649)  $ 26,779,256
                                      -------------  -----------  -------------  ---------------  -------------
Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares . . . . . .     3,934,124       393,412     7,386,718               --      7,780,130

Net loss . . . . . . . . . . . . . .            --            --            --       (6,110,323)    (6,110,323)
                                      -------------  -----------  -------------  ---------------  -------------
BALANCE, DECEMBER 31, 1998 . . . . .    15,157,868   $ 1,515,786  $ 90,549,249   $  (63,615,972)  $ 28,449,063
                                      -------------  -----------  -------------  ---------------  -------------
Common shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without receipt
of further consideration . . . . . .     5,856,775       585,678    10,996,692               --     11,582,370
                                      -------------  -----------  -------------  ---------------  -------------
TOTAL, DECEMBER 31, 1998 . . . . . .    21,014,643   $ 2,101,464  $101,545,941   $  (63,615,972)  $ 40,031,433
                                      -------------  -----------  -------------  ---------------  -------------
Less issuable shares at beginning
of year . . . . . . . . . . . . . .     (5,856,775)     (585,678)  (10,996,692)              --    (11,582,370)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares . . . . . .     5,327,016       532,702    10,002,014               --     10,534,716

Issuance of common stock in
connection with acquisition of oil
and gas properties . . . . . . . . .       650,000        65,000       375,740               --        440,740

Issuance of common stock for
services . . . . . . . . . . . . . .       537,917        53,792       245,080               --        298,872

Issuance of common stock
pursuant to registration statement .    11,850,362     1,185,036     2,370,073               --      3,555,109

Issuance of common stock
pursuant to private placement. . . .     3,300,000       330,000     2,507,630               --      2,837,630

Share issue costs. . . . . . . . . .            --            --      (828,300)              --       (828,300)

Net loss . . . . . . . . . . . . . .            --            --            --       (8,472,860)    (8,472,860)
                                      -------------  -----------  -------------  ---------------  -------------
BALANCE, DECEMBER 31, 1999 . . . . .    36,823,163   $ 3,682,316  $105,221,486   $  (72,088,832)  $ 36,814,970
                                      -------------  -----------  -------------  ---------------  -------------
Common shares issuable upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares without
receipt of further  consideration. .       529,759        52,976       994,678               --      1,047,654
                                      -------------  -----------  -------------  ---------------  -------------
TOTAL, DECEMBER 31, 1999 . . . . . .    37,352,922   $ 3,735,292  $106,216,164   $  (72,088,832)  $ 37,862,624
                                      -------------  -----------  -------------  ---------------  -------------

     The accompanying notes are an integral part of the consolidated financial statements

                                          CANARGO ENERGY CORPORATION
                                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                        1999          1998           1997
                                                                    ------------  -------------  -------------

Operating activities:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(8,472,860)  $ (6,110,323)  $(27,682,951)
 Depreciation, depletion and amortization. . . . . . . . . . . . .    1,145,029        238,924        344,666
 Loss on disposition of equipment and property . . . . . . . . . .       41,742         30,333        271,205
 Allowance for doubtful accounts . . . . . . . . . . . . . . . . .       76,921             --             --
 Issuance of common stock for services . . . . . . . . . . . . . .      298,872             --             --
 Impairment of notes receivable. . . . . . . . . . . . . . . . . .           --             --        186,611
 Impairment of property and equipment. . . . . . . . . . . . . . .           --        113,000      3,243,997
 Impairment of oil and gas properties. . . . . . . . . . . . . . .      233,957        900,000        257,407
 Impairment of oil and gas ventures. . . . . . . . . . . . . . . .    5,459,793             --     15,735,592
 Equity loss in investments in unconsolidated subsidiaries . . . .      261,234        161,180      3,778,287
 Minority interest in loss of unconsolidated subsidiaries. . . . .     (181,500)      (181,644)      (205,380)
 Changes in assets and liabilities:
   Accounts receivable . . . . . . . . . . . . . . . . . . . . . .     (116,989)       649,671        259,040
   Advance to operator . . . . . . . . . . . . . . . . . . . . . .      376,890        665,358             --
   Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .      (18,095)      (150,000)            --
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .      359,302        331,936       (139,493)
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      277,188     (2,202,203)      (471,814)
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . .     (857,639)    (9,164,558)       246,920
                                                                    ------------  -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .   (1,116,155)   (14,718,326)    (4,175,913)
                                                                    ------------  -------------  -------------

Investing activities:
 Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .           --      9,700,000     (4,300,000)
 Acquisition costs . . . . . . . . . . . . . . . . . . . . . . . .           --     (1,214,948)            --
 Investments in oil and gas properties . . . . . . . . . . . . . .   (2,030,880)    (5,727,029)    (1,318,492)
 Purchase of property and equipment. . . . . . . . . . . . . . . .   (1,473,960)            --     (1,573,507)
 Investments in and advances to oil and gas and other ventures . .     (649,603)    (1,652,447)    (6,280,613)
 Proceeds from disposition of assets . . . . . . . . . . . . . . .    1,166,234        438,033        232,638
 Change in non-cash working capital items. . . . . . . . . . . . .      150,000             --             --
                                                                    ------------  -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . .   (2,838,209)     1,543,609    (13,239,974)
                                                                    ------------  -------------  -------------

Financing activities:
 Proceeds from sales of common stock . . . . . . . . . . . . . . .    6,392,739             --             --
 Share issue costs . . . . . . . . . . . . . . . . . . . . . . . .     (828,300)            --             --
 Cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . .           --        935,448             --
 Proceeds from exercise of options . . . . . . . . . . . . . . . .           --             --        156,000

                                                                    ------------  -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . .    5,564,439        935,448        156,000
                                                                    ------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .    1,610,075    (12,239,269)   (17,259,887)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . . . . .    1,924,908     14,164,177     31,424,064
                                                                    ------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . . . . . . . .  $ 3,534,983   $  1,924,908   $ 14,164,177
                                                                    ============  =============  =============

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

       The principal activities of CanArgo Energy Corporation and its consolidated subsidiaries (collectively the "Company") have involved the acquisition of interests in and development of oil and gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. The Company has typically acquired its interests in oil and gas properties through interests in joint ventures, partially owned corporate and other entities, and joint operating arrangements. While the Company has in certain cases acquired interests representing 50% or less of the equity in various oil and gas projects, it has generally sought operational responsibility for the substantial oil and gas projects in which it has interests. Accordingly, certain activities in which the Company has interests are conducted through unconsolidated entities. The Company owns majority and less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BASIS OF PRESENTATION - The consolidated financial statements and notes thereto are prepared in accordance with U.S. generally accepted accounting principles. All amounts are in U.S. dollars.

     CONSOLIDATION - The consolidated financial statements include the accounts of CanArgo Energy Corporation and its majority owned subsidiaries. The majority owned subsidiaries at December 31, 1999 are CanArgo Oil & Gas Inc. (formerly CanArgo Energy Inc.), Ninotsminda Oil Company Limited, CanArgo Limited, CanArgo Nazvrevi Limited, CanArgo (Kaspi) Limited, CanArgo Petroleum Products Limited, Novara Limited, Focan Ltd., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Boryslaw Ltd., Fountain Oil Norway AS, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S. Inc., Gastron International Limited, and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. Investments in less than majority owned corporations and corporate like entities in which the Company exercises significant influence are accounted for using the equity method. Entities in which the Company does not have significant influence are accounted for using the cost method.


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

     FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and other current assets and liabilities approximates fair value because of the short term maturity of these items. The Company does not hold or issue financial instruments for trading purposes.

     RECLASSIFICATION - Certain items in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

     INVENTORIES  -  Inventories  are  valued  at  lower  of  cost  or  market.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years for office furniture and equipment to three to fifteen years for oil and gas related equipment.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


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

     Estimated future site restoration, dismantlement and abandonment costs of $720,000 are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. The Company identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date the Company has not been required to expend any material amounts to satisfy such obligations.

     REVENUE RECOGNITION - The Company recognizes revenues when goods have been delivered, when services have been performed, or when hydrocarbons have been produced and delivered and payment is reasonably assured.

     FOREIGN OPERATIONS - The Company's future operations and earnings will depend upon the results of the Company's operations in the Republic of Georgia. There can be no assurance that the Company will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the Company's financial position, results of operations and cash flows. Also, the success of the Company's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since the Company is dependent on international operations, specifically those in the Republic of Georgia, the Company will be subject to various additional political, economic and other uncertainties. Among other risks, the Company's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of the Company's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 1999, 1998 and 1997 were not material.

     INCOME TAXES - The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews all of its long-lived assets except its oil and gas assets, for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. The Company evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost method of accounting.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

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

     RECENTLY ISSUED PRONOUNCEMENTS - In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which will be adopted in the 2001 annual financial statements. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements.

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

     The  purchase  price  was  allocated  to the net assets of CAOG as follows:

Cash . . . . . . . . . . . . . . .  $   935,448
Other Current Assets . . . . . . .    2,160,199
Property and Equipment . . . . . .      841,029
Oil and Gas Properties . . . . . .   22,855,546
Current Liabilities. . . . . . . .   (3,096,293)
Long Term Liabilities. . . . . . .     (895,500)
Minority Interest. . . . . . . . .   (3,437,929)
                                    ------------
Consideration given- common shares  $19,362,500
                                    ============

     Under purchase accounting, CAOG's results have been included in the Company's consolidated financial statements since the date of acquisition. The following pro forma statements of operations give effect to the business combination as if such business combination had occurred on January 1, 1997; however, as CAOG commenced operations in June of 1997, the pro forma financial statements of operations have been adjusted to reflect the results of operations of Ninotsminda Oil Company Limited ("NOC"), a 78.8% (prior to November 30, 1999 and 1998 - 68.5% and 55.9% respectively) subsidiary of CAOG and now the Company, from January 1, 1997 to June 30, 1997. The historical results of operations have been adjusted to reflect (i) revenues and expenses attributable to the Ninotsminda field and (ii) the difference between the properties, historical depletion, depreciation and amortization and such expenses calculated based on the value allocated to the acquired assets. Management does not believe the pro forma amounts are indicative of the results of operations that would have been reported had the business combination occurred prior to January 1, 1997 or that may be reported in the future.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                     PRO FORMA (UNAUDITED)
                                               -------------------------------
                                                 YEAR ENDED      YEAR ENDED
                                                DECEMBER 31,     DECEMBER 31,
                                                    1998             1997
                                               --------------   --------------
Revenues. . . . . . . . . . . . . . . . . . .  $   1,813,904    $   3,137,415
Operating expenses. . . . . . . . . . . . . .      9,235,690       32,742,737
                                               --------------   --------------
Operating loss. . . . . . . . . . . . . . . .     (7,421,786)     (29,605,322)
Other income (loss) . . . . . . . . . . . . .        203,750        1,131,532
Minority interest in loss of  unconsolidated
  subsidiary  . . . . . . . . . . . . . . . .        449,066          402,654
                                               --------------   --------------
Net loss. . . . . . . . . . . . . . . . . . .  $  (6,768,970)   $ (28,071,136)
                                               ==============   ==============
Basic and diluted net loss per common share .  $       (0.32)   $       (1.33)
                                               ==============   ==============
Weighted average number of common
  shares outstanding. . . . . . . . . . . . .     21,014,643       21,177,425
                                               ==============   ==============

     The business combination will result in the issuance of 9,790,900 shares of the Company's Common Stock without receipt of additional consideration by the Company. At December 31, 1999, 9,261,141 of these shares had been issued. Giving effect to the full issuance of such shares, the number of shares of the Company's Common Stock outstanding as at December 31, 1999 would be 37,352,922.

4.     PROPERTY  AND  EQUIPMENT,  NET

     Property and equipment, net of accumulated depreciation and impairment, at December 31, 1999 include the following:

                                                      ACCUMULATED
                                                     DEPRECIATION
                                        COST        AND IMPAIRMENT      NET
                                    -------------  ----------------  ----------
Oil and gas related equipment. . .      9,618,508       (2,824,035)   6,794,473
Office furniture, fixtures and
   Equipment and other . . . . . .        717,212         (410,560)     306,652
                                    -------------  ----------------  ----------
PROPERTY AND EQUIPMENT, NET. . . .  $  10,335,720  $    (3,234,595)  $7,101,125
                                    =============  ================  ==========

     Property and equipment, net of accumulated depreciation and impairment, at December 31, 1998 include the following:

                                                      ACCUMULATED
                                                     DEPRECIATION
                                        COST        AND IMPAIRMENT      NET
                                    -------------  ----------------  ----------
Electrically enhanced oil recovery
  ("EEOR") equipment . . . . . . .  $     562,953  $      (290,855)  $  272,098
Oil and gas related equipment. . .      8,363,505       (2,710,024)   5,653,481
Office furniture, fixtures and
   Equipment and other . . . . . .      1,090,352         (813,995)     276,357
                                    -------------  ----------------  ----------
PROPERTY AND EQUIPMENT, NET. . . .  $  10,016,810  $    (3,814,874)  $6,201,936
                                    =============  ================  ==========

     Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by the Company in the development of the Ninotsminda field. Much of the equipment was originally planned to be used in the Maykop field, Republic of Adygea, Russian Federation, but following extended delays in resolving operating arrangements with the entity developing that project, the Company recorded an impairment of $2,844,000 at December 31, 1997, which represented the difference between the book value of the rigs and related equipment and their estimated fair value. In 1999, the EEOR property and equipment is held by a subsidiary that became an unconsolidated subsidiary.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

     As a result of the Company's decision to close down or significantly reduce its various corporate offices, in 1997 the Company recorded an impairment of $400,000 to reduce the carrying value of furniture, fixtures and equipment to their estimated fair value.

5.     OIL  AND  GAS  PROPERTIES

The Company has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. Oil and gas properties, net of accumulated depletion and impairment, at December 31, 1999 include the following:

                                                    DECEMBER 31, 1999
                              -----------------------------------------------------------
                               REPUBLIC OF
                                GEORGIA      CANADA       USA       OTHER      TOTAL
                              -------------  -------  ------------  ------  ------------
Proved properties. . . . . .  $ 19,331,883   $    --  $ 1,174,734   $   --  $20,506,617
Unproved properties. . . . .    12,517,905    13,408           --       --   12,531,313
Less: accumulated
   depletion and  impairment    (1,156,159)       --   (1,174,734)      --   (2,330,893)
                              -------------  -------  ------------  ------  ------------
TOTAL OIL AND GAS
PROPERTIES, NET. . . . . . .  $ 30,693,629   $13,408  $        --   $   --  $30,707,037
                              =============  =======  ============  ======  ============

Oil and gas properties, net of accumulated depletion and impairment, at December 31, 1998 include the following:

                                                        DECEMBER 31, 1998
                              ------------------------------------------------------------------
                               REPUBLIC OF
                                GEORGIA        CANADA          USA         OTHER       TOTAL
                              -------------  ------------  ------------  ---------  ------------
Proved properties. . . . . .  $ 16,743,816   $ 1,612,308   $ 1,174,734   $      --  $19,530,858
Unproved properties. . . . .    12,707,912       342,500            --     233,956   13,266,368
Less: accumulated
   depletion and  impairment      (174,421)   (1,310,498)   (1,174,734)         --   (2,659,653)
                              -------------  ------------  ------------  ---------  ------------
TOTAL OIL AND GAS
PROPERTIES, NET. . . . . . .  $ 29,277,307   $   626,310   $        --   $      --  $30,137,573
                              =============  ============  ============  =========  ============

     Oil and gas properties obtained in connection with the acquisition of CAOG includes $15,120,000 of properties in the full cost pool and $10,550,500 of unevaluated properties. The Ninotsminda field includes eleven producing wells and since February 1996 has been operated under the terms of a production sharing contract ("PSC") between NOC and the Republic of Georgia represented by the state oil company, Georgian Oil. Unproved properties in the Republic of Georgia include other license areas covered by the Ninotsminda PSC as well as an other exploration area referred to as the Nazvrevi block operated under the terms of a PSC between the Company's subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia.

     During the year ended December 31,1997 the Company recognized impairment of $257,407 on oil and gas properties in the United States and Canada as a result of applying the full cost ceiling limitation. The impairments related to previously unproved properties. During the year ended December 31, 1998, the Company recognized impairments aggregating $900,000 on its oil and gas properties in the Sylvan Lake project as a result of a decline of heavy oil prices and the application of the quarterly full cost ceiling limitation. The impairments relate to proved properties. Effective September 1, 1999, CanArgo sold its interest in the Sylvan Lake project for gross proceeds of $800,000.

     Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $12,531,313 and $13,266,368 at December 31, 1999 and 1998 respectively. Unproved oil and gas properties at December 31, 1999 include costs of $12,517,905 (December 31, 1998 - $12,941,868) with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next four years. Remaining costs of $13,408 relate to the minor property interests in Western Canada which are expected to be evaluated over the next 36 months. If no proved reserves are added, these properties could result in additional impairment.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     Development of the oil and gas properties and ventures in which the Company has interests involves multi-year efforts and substantial cash expenditures. The Company had working capital of $2,728,732 at December 31, 1999, which it considered inadequate to proceed with full implementation of its program of developing its oil and gas properties. Full development of these properties would require the availability of substantial funds from external sources. The Company believes that it will be able to generate funds from external sources including quasi-governmental financing agencies such as the International Finance Corporation, conventional lenders, equity investors and other oil and gas companies that may desire to participate in the Company's oil and gas projects.

     Ultimate realization of the carrying value of the Company's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, the Company must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, the Company may not recover its carrying value.

     The Company generally has the principal responsibility for arranging financing for the oil and gas properties and ventures (see note 6) in which it has an interest. There can be no assurance, however, that the Company or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of the Company or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of the Company, such entities or their respective stockholders or participants.

     The consolidated financial statements of the Company do not give effect to any additional impairment in the value of the Company's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the Company.

6.     INVESTMENT  IN  AND  ADVANCES  TO  OIL  AND  GAS  AND  OTHER  VENTURES

     The Company has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of the Company's net investment in and advances to oil and gas and other ventures at December 31, 1999 and 1998 is set out below:

                                                                     DECEMBER 31,   December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES            1999           1998
-------------------------------------------------------------------  -------------  -------------
 Ukraine - Stynawske Field, Boryslaw
    Through 45% ownership of Boryslaw Oil  Company. . . . . . . . .  $   6,086,254  $   5,980,613
 Republic of Georgia - Sartichala
    Through 12.9% ownership of Georgian American Oil Refinery . . .      1,008,845      1,004,445
Republic of Georgia - Ninostminda
    Through an effective 42.5% ownership Sagarego Power Corporation        635,713        467,796
Uentech International Corporation
Through an effective 45% voting interest. . . . . . . . . . . . . .        274,310             --
Ukraine - Lelyaki Field, Pryluki Region
    Through an effective 40.5% ownership of Kashtan Petroleum Ltd..      2,435,725      2,435,725
Adygea, Russian Federation - Maykop Field
   Through 37% ownership in Intergas JSC. . . . . . . . . . . . . .      6,710,874      6,710,874
Albania - Gorisht-Kocul Field
    Through 50% ownership of the joint venture. . . . . . . . . . .      2,202,922      2,202,922
                                                                     -------------  -------------
TOTAL INVESTMENTS IN AND ADVANCES TO
OIL AND GAS AND OTHER VENTURES. . . . . . . . . . . . . . . . . . .  $  19,354,643  $  18,802,375
                                                                     -------------  -------------

                                                            DECEMBER 31,    December 31,
EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES       1999            1998
---------------------------------------------------------  --------------  --------------
Ukraine - Stynawske Field, Boryslaw . . . . . . . . . . .  $    (626,461)  $    (574,880)
Republic of Georgia - Sagarego Power Corporation. . . . .       (186,074)             --
Uentech International Corporation . . . . . . . . . . . .        (23,579)             --
Ukraine - Lelyaki Field, Pryluki Region . . . . . . . . .     (2,435,725)     (2,435,725)
Adygea, Russian Federation - Maykop Field . . . . . . . .     (1,452,510)     (1,452,510)
Albania - Gorisht-Kocul Field . . . . . . . . . . . . . .       (833,191)       (833,191)
                                                           --------------  --------------
CUMULATIVE EQUITY IN PROFIT (LOSS) OF
OIL AND GAS AND OTHER VENTURES. . . . . . . . . . . . . .  $  (5,557,540)  $  (5,296,306)
                                                           --------------  --------------

                                                             DECEMBER 31,    December 31,
IMPAIRMENT OF OIL AND GAS AND OTHER VENTURES                     1999            1998
----------------------------------------------------------  --------------  --------------
Impairment - Stynawske Field . . . . . . . . . . . . . . .  $  (5,459,793)  $          --
Impairment - Maykop Field. . . . . . . . . . . . . . . . .     (5,258,364)     (5,258,364)
Impairment - Gorisht-Kocul Field . . . . . . . . . . . . .     (1,369,731)     (1,369,731)
                                                            --------------  --------------
TOTAL IMPAIRMENT . . . . . . . . . . . . . . . . . . . . .  $ (12,087,888)  $  (6,628,095)
                                                            --------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER
VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT. . . . . . . .  $   1,709,215   $   6,877,974
                                                            ==============  ==============


     Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continue on the transfer of the field, the length and difficulty of the negotiations have created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. Accordingly, CanArgo cannot be reasonably assured that development of the Stynawske project will proceed. As such, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     As of December 31, 1999, the Company has an effective 42.5% interest in Sagarego Power Corporation, a Georgian joint stock company, for which operations have not yet begun.

     In 1999 CanArgo restructured its EEOR assets by placing these assets into Uentech International Corporation, a Canadian controlled private corporation, with the objective of Uentech International Corporation raising additional third party capital specifically for development of the EEOR technology. Following the restructuring and the raising of additional capital by Uentech International Corporation, CanArgo held at December 31, 1999, 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding.

     Based on its analysis of initial Lelyaki field development efforts completed in the fourth quarter of 1997, the Company concluded that the Lelyaki field would not support a successful commercial development. As a result, the Company recorded an impairment charge totaling $9,108,000 of which $8,280,000 represented debt and accrued interest of Kashtan on which Kashtan defaulted and which was effectively guaranteed by the Company through restricted cash deposits and $691,000 related to estimated liabilities for severance and related costs associated with closing down Kashtan's operations. In addition, the Company recognized a loss in 1997 of $2,080,000 reflecting its equity in the loss of Kashtan. In July 1999, CanArgo transferred its 45% interest in the joint venture company to Zhoda Corporation. The Company believes that it has no further obligation to fund any operations of Kashtan.

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

     In March 1997, the Company declared the political unrest in Albania to be a force majeure with respect to the Gorisht-Kocul project and suspended development activities. Due to the extended period that the force majeure condition has continued and the absence of any indication of an imminent termination of that condition, the Company during the fourth quarter of 1997 recorded an impairment for the entire amount of its investment in and advances to the Gorisht-Kocul joint venture of $1,370,000. The Company also recognized a $433,000 loss in 1997 as its equity in the loss of that joint venture. In December 1999, the Company entered into an agreement to, subject to various conditions, transfer its entire right and interest in the Gorisht-Kocul project to a third party in exchange for 31,000 British Pounds and a 15% share of any future profits earned under the Joint Operating Agreement governing the project. One of the conditions of the agreement is confirmation that the license governing the project remains in force. As confirmation has not yet been received, no sales proceeds have been recognized for the year ended December 31, 1999.

     As a result of the events associated with the impairment of the Company's investment in and advances to and other assets related to Stynawske, Kashtan, Intergas and the Gorisht-Kocul joint venture, the Company may be subject to contingent liabilities in the form of claims from those ventures and other participants therein. The Company was advised early in 1998 that Intergas and another shareholders of Intergas were considering asserting such claims, but no such claims have yet been asserted. Management is unable to estimate the range that such claims, if any, might total. However, if any claims were determined to be valid, they could have a material adverse effect on the financial position, results of operations and cash flows of the Company.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

     The Company's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

7.     ACCRUED  LIABILITIES

     Accrued  liabilities  at  December 31, 1999 and 1998 include the following:

                      DECEMBER 31,   DECEMBER 31,
                              1999           1998
                     -------------  -------------
Professional fees .  $     167,500  $     280,000
Seismic acquisition             --        771,207
Workovers . . . . .        150,000             --
Other . . . . . . .         75,911         49,843
                     -------------  -------------
                     $     393,411  $   1,101,050
                     =============  =============


8.     COMMITMENTS  AND  CONTINGENCIES

     OIL  AND  GAS  PROPERTIES  AND  INVESTMENTS  IN  OIL  AND  GAS  VENTURES

          CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 1999, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

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

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     LEASE  COMMITMENTS  - The Company leases office space under non-cancellable
operating  lease  agreements.   Rental  expense for the years ended December 31,
1999,  1998  and  1997  was  $115,425,  $170,795  and  $293,855  respectively.

     Future minimum rental payments for the Company's lease obligations as of December 31, 1999, are as follows:

2000 . .  $92,400
2001 . .   63,600
2002 . .   38,700
2003 . .   38,700
2004 . .   38,700
          -------
          272,100
         --------

     The Company has sublet office space representing $59,000 of the future minimum rental payments in 2000.

9.     CONCENTRATIONS  OF CREDIT RISK

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

10.     STOCKHOLDERS'  EQUITY

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

     As of December 31, 1999, 36,823,163 shares of Common Stock, 529,759 Exchangeable Shares and 100 shares of Voting Preferred Shares were issued and outstanding. No other shares of the Company's preferred stock have been issued.

     During the years ended December 31, 1999, 1998 and 1997, the following transactions regarding the Company's Common Stock were consummated pursuant to authorization by the Company's Board of Directors or duly constituted committees thereof.

     YEAR  ENDED  DECEMBER  31,  1999

- In 1999, the Company issued 5,327,016 shares upon exchange by holders of Exchangeable Shares.

- In 1999, the Company issued 650,000 shares at $0.678 per share in connection with the acquisition of net profits interests related to the Ninotsminda oil field in the Republic of Georgia.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


-     In  1999,  the  Company  issued  537,917 shares at $0.555 per     share in
      connection  with  services     performed  by  third  parties.

- In August 1999, the Company issued 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109 upon completion of the Company's registered public offering.

- In December 1999, the Company issued 3,300,000 shares at $0.86 per share for gross proceeds of $2,837,630 upon completion of a private placement.

      YEAR  ENDED  DECEMBER  31,  1998

- In 1998, the Company issued 3,934,124 shares upon exchange by holders of Exchangeable Shares.

     YEAR  ENDED  DECEMBER  31,  1997

- In 1997, the Company issued 87,500 shares at a price of $12.125 per share in connection with the acquisition of an interest in the Stynawske field, Ukraine.

     Pursuant to the terms of the Combination Agreement, holders of CAOG Stock Purchase Warrants have the right to purchase Exchangeable Shares which are exchangeable generally at the option of the holder for shares of the Company's Common Stock on a share-for-share basis.

     The following table summarizes warrants to purchase the Company's Common Stock, which were outstanding:

                                NUMBER OF        EXERCISE         EXPIRATION
                                WARRANTS          PRICE              DATE
                            ---------------  ---------------  ------------------
BALANCE, DECEMBER 31, 1998       1,097,511   $C2.75 - $C3.25  4/30/99 to 11/1/99

Expired. . . . . . . . . .      (1,097,511)  $C2.75 - $C3.25  4/30/99 to 11/1/99
                            ---------------  ---------------  ------------------
BALANCE, DECEMBER 31, 1999              --
                            ===============  ===============  ==================


     As of December 31, 1998, there were outstanding 164,008 CAOG Stock Purchase Warrants exercisable at $C2.75 expiring April 30, 1999, 32,000 CAOG Stock Purchase Warrants exercisable at $C2.875 expiring July 31, 1999 and 901,503 CAOG Stock Purchase Warrants exercisable at $C3.25 expiring November 1, 1999. None of the warrants issued were exercised prior to expiry.

11.     NET LOSS PER COMMON SHARE

      Effective December 31, 1997 the Company adopted SFAS No. 128 Earnings Per Share, for all periods presented.Basic and diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 26,370,235, 15,783,889 and 11,206,586 respectively. Options to purchase the Company's Common Stock were outstanding during the years ended December 31, 1999, 1998 and 1997 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been antidilutive.

12.     INCOME  TAXES

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

     A reconciliation of the differences between income taxes computed at the US federal statutory rate (34%) and the Company's reported provision for income taxes is as follows:

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                                          YEAR ENDED           YEAR ENDED           YEAR ENDED
                                       DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997
                                      -------------------  -------------------  -------------------
Income tax benefit at statutory rate  $       (2,880,772)  $       (2,077,510)  $       (9,412,203)
Benefit of losses not recognized . .           2,880,772            2,077,510            9,412,203
Foreign tax provision. . . . . . . .                  --                   --                   --
Other, net . . . . . . . . . . . . .                  --                   --                   --
                                      -------------------  -------------------  -------------------
Provision for income taxes . . . . .  $                0   $                0   $                0
                                      -------------------  -------------------  -------------------

Effective tax rate . . . . . . . . .                   0%                   0%                   0%

The components of the deferred tax assets as of December 31, 1999 and 1998 were as follows:

                                                     DECEMBER 31,    DECEMBER 31,
                                                        1999             1998
                                                    --------------  --------------
Net operating loss carryforwards . . . . . . . . .  $  13,576,000   $  13,105,000

Foreign net operating loss carryforwards . . . . .      5,916,000       5,892,000
Impairments. . . . . . . . . . . . . . . . . . . .      9,079,000       7,161,000
Patent rights and related equipment. . . . . . . .             --         180,378
                                                    --------------  --------------
                                                       28,589,000      26,338,378
Valuation allowance. . . . . . . . . . . . . . . .    (28,589,000)    (26,338,378)
                                                    --------------  --------------
Net deferred tax asset recognized in balance sheet  $          --   $          --
                                                    --------------  --------------


     On August 1, 1991, and subsequently on August 17, 1994, the Company experienced changes in the Company's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on a cumulative basis. As of December 31, 1999, total U.S. net operating loss carryforwards were approximately $39,930,000. Of that amount, approximately $17,624,000 was incurred subsequent to the ownership change in 1994, $17,606,000 was incurred prior to 1994 and therefore is subject to the IRC Section 382 limitation and $4,700,000 is subject to the separate return limitation rules. See Note 1 of Notes to Consolidated Financial Statements.

 The net operating loss carryforwards expire from 2000 to 2014. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. The Company has also generated approximately $17,400,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

The Company's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. The Company may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

13.     SEGMENTS

     During the years ended December 31, 1999, 1998 and 1997 the Company operated through one business segment, oil and gas exploration and production, reflecting its decision to use its electrically enhanced oil recovery ("EEOR") technology primarily internally as a competitive advantage to obtain and exploit interests in heavy oil fields and not to pursue external sales of goods and services related to the EEOR technology. Since oil and gas exploration and production activities were at a preliminary stage, revenues for the year ended December 31, 1997 was minimal.

     Operating revenues for the years ended December 31, 1999, 1998 and 1997 by business segment and geographical area were as follows:

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         1999           1998           1997
                                                     -------------  -------------  -------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
Eastern Europe. . . . . . . . . . . . . . . . . . .  $   2,274,524  $     602,724  $          --
Canada. . . . . . . . . . . . . . . . . . . . . . .        219,088        201,828        313,301
                                                     -------------  -------------  -------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $   2,493,612  $     804,552  $     313,301
                                                     -------------  -------------  -------------

     In 1999, the Company sold its production in Eastern Europe to five (1998 - two) customers. In 1999 sales to three customers represented 38%, 34% and 11% of operating revenue respectively. In 1998, sales to two customers represented 57% and 43% of operating revenue, respectively.

     Operating profit (loss) for the years ended December 31, 1999, 1998 and 1997 by business segment and geographical area were as follows:

                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          1999            1998            1997
                                                     --------------  --------------  --------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
Eastern Europe. . . . . . . . . . . . . . . . . . .  $  (6,392,059)  $  (2,408,968)  $ (24,831,798)
United States . . . . . . . . . . . . . . . . . . .             --              --        (257,407)
Canada. . . . . . . . . . . . . . . . . . . . . . .         (7,926)     (1,258,506)        (97,541)
                                                     --------------  --------------  --------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $  (6,399,985)  $  (3,667,474)  $ (25,186,746)
                                                     --------------  --------------  --------------

CORPORATE EXPENSES. . . . . . . . . . . . . . . . .  $  (1,938,857)  $  (2,820,284)  $  (3,903,446)
                                                     --------------  --------------  --------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $  (8,338,842)  $  (6,487,758)  $ (29,090,192)
                                                     --------------  --------------  --------------

     The Company's loss from investments in unconsolidated subsidiaries pertains primarily to operations in Eastern Europe. Identifiable assets as of December 31, 1999 and 1998 by business segment and geographical area were as follows:

                                                DECEMBER 31,   DECEMBER 31,
                                                    1999           1998
                                                -------------  -------------
CORPORATE
Eastern Europe . . . . . . . . . . . . . . . .  $     262,174  $     170,405
United States. . . . . . . . . . . . . . . . .             --          3,319
Canada . . . . . . . . . . . . . . . . . . . .      3,981,274      2,980,018
Western Europe . . . . . . . . . . . . . . . .         38,644        196,304
                                                -------------  -------------
TOTAL CORPORATE. . . . . . . . . . . . . . . .  $   4,282,092  $   3,350,046
                                                -------------  -------------

OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
Eastern Europe . . . . . . . . . . . . . . . .  $  37,794,754  $  40,798,968
United States. . . . . . . . . . . . . . . . .             --             --
Canada . . . . . . . . . . . . . . . . . . . .         13,408      1,001,733
Western Europe . . . . . . . . . . . . . . . .             --         13,769
                                                -------------  -------------
TOTAL OIL AND GAS EXPLORATION, DEVELOPMENT AND
PRODUCTION . . . . . . . . . . . . . . . . . .  $  37,808,162  $  41,814,470
                                                -------------  -------------

OTHER ENERGY PROJECTS
 Eastern Europe. . . . . . . . . . . . . . . .  $   1,458,484  $   1,403,013
 Canada. . . . . . . . . . . . . . . . . . . .        250,731             --
                                                -------------  -------------
                                                $   1,709,215  $   1,403,013
                                                -------------  -------------
TOTAL IDENTIFIABLE ASSETS. . . . . . . . . . .  $  43,799,469  $  46,567,529
                                                -------------  -------------

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     The percentage of operating revenues for the years ended December 31, 1999, 1998 and 1997 by business segment and geographical area are as follows:

                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                1999           1998           1997
                            -------------  ------------   ------------
OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
Eastern Europe . . . . . .            90%            75%            --
United States. . . . . . .            --             --             --
Canada . . . . . . . . . .            10%            25%           100%

14.     SUPPLEMENTAL  CASH  FLOW  INFORMATION  AND NONMONETARY  TRANSACTIONS

     The following represents supplemental cash flow information for the years ended December 31, 1999, 1998 and 1997:

                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                   1999           1998           1997
                                               -------------  -------------  -------------
Supplemental schedule of non-cash activities:

Issuance of Common Stock in connection
with investments in oil and gas ventures. . .  $     440,740  $          --  $   1,060,936
                                               -------------  -------------  -------------
Issuance of Common Stock in connection
with compensation earned and third party
services provided . . . . . . . . . . . . . .  $     298,872  $          --  $          --
                                               -------------  -------------  -------------
Accruals recorded applicable to effective
guaranty of Kashtan obligation and Lelyaki
field close-down costs. . . . . . . . . . . .  $          --  $          --  $   8,971,000
                                               -------------  -------------  -------------

15.     STOCK-BASED  COMPENSATION  PLANS

     On August 17, 1994, options to purchase 200,000 shares of the Company's Common Stock were issued to various individuals who were serving or were expected in the future to serve the Company as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options were exercisable at an exercise price of $3.00 and were only exercisable at the time or within six months after services are rendered by such individuals. In 1999 all of the options issued under the 1994 Plan expired.

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by the Company in February 1996,4,000,000 shares of the Company's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of the Company, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 1999. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 3,184,250 options were outstanding at December 31, 1999.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     Pursuant to the terms of the Combination Agreement, on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan")to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the Company's Common Stock. Pursuant to the CAOG Plan, which has been adopted by the Company, a total of 988,000 shares of the Company's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 937,500 options were outstanding at December 31, 1999.

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


                                        SHARES      SHARES ISSUABLE       WEIGHTED
                                       AVAILABLE   UNDER OUTSTANDING       AVERAGE
                                       FOR ISSUE        OPTIONS        EXERCISE PRICE
                                      -----------  ------------------  ---------------
BALANCE, DECEMBER 31, 1996 . . . . .     321,750             596,250   $         12.38
 Options (1994 & 1995 Plans):
   Granted at market . . . . . . . .     (18,500)             18,500              8.90
   Granted at a premium. . . . . . .     (77,500)             77,500             10.54
   Exercised (1994 Plan) . . . . . .          --             (52,000)             3.00
   Canceled. . . . . . . . . . . . .      63,084             (63,084)            14.54
                                      -----------  ------------------  ---------------

BALANCE, DECEMBER 31, 1997 . . . . .     288,834             577,166   $         12.64
                                      -----------  ------------------  ---------------
 Options (1994 & 1995 Plans):
   Granted at market . . . . . . . .    (665,084)            665,084              1.06
   Granted at a premium. . . . . . .     (25,000)             25,000              0.70
   Canceled (1994 Plan). . . . . . .          --             (42,000)             3.00
   Canceled. . . . . . . . . . . . .     414,834            (414,834)            15.59
 CAOG Plan Authorization:. . . . . .     988,000                  --                --
   Converted Options . . . . . . . .    (988,000)            988,000              1.85
   Granted at market . . . . . . . .     (90,000)             90,000              0.56
   Granted at a premium. . . . . . .     (50,000)             50,000              0.70
   Canceled. . . . . . . . . . . . .     220,000            (220,000)             1.85
                                      -----------  ------------------  ---------------

BALANCE, DECEMBER 31, 1998 . . . . .      93,584           1,718,416   $          1.70
                                      -----------  ------------------  ---------------
 Options (1994 & 1995 Plan):
   Increase in shares available for
     issue . .       . . . . . . . .   3,250,000                  --
   Granted at market . . . . . . . .  (2,746,166)          2,746,166              0.36
   Granted at a premium. . . . . . .          --                  --
   Canceled (1994 Plan). . . . . . .          --             (74,000)             3.00
   Canceled. . . . . . . . . . . . .     298,332            (298,332)             1.95
 CAOG Plan Authorization:
   Granted at market . . . . . . . .    (227,500)            227,500              0.31
   Granted at a premium. . . . . . .          --                  --
   Canceled. . . . . . . . . . . . .     198,000            (198,000)             1.17
                                      -----------  ------------------  ---------------

BALANCE, DECEMBER 31, 1999 . . . . .     866,250           4,121,750   $          0.72
                                      -----------  ------------------  ---------------

     Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


                    SHARES ISSUABLE
                         UNDER          WEIGHTED
                      EXERCISABLE        AVERAGE
                        OPTIONS      EXERCISE PRICE
                    ---------------  --------------
 December 31, 1997       177,832         $     7.12
 December 31, 1998       413,661         $     2.82
 December 31, 1999       672,277         $     1.85

     The weighted average fair value of options granted at market was $0.22, $0.61 and $2.92, for the years ended December 31, 1999, 1998 and 1997. The weighted average fair value of options granted at a premium was $0.13 and $1.85 for the years ended December 31, 1998 and 1997 respectively. The weighted average fair value of all options granted during the years ended December 31, 1999, 1998 and 1997 was $0.22, $0.59 and $2.05 respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
---------------------------------------------------------------------  ----------------------------
                            NUMBER         WEIGHTED                      NUMBER
                           OF SHARES        AVERAGE      WEIGHTED       OF SHARES       WEIGHTED
RANGE OF                  OUTSTANDING      REMAINING      AVERAGE      EXERCISABLE       AVERAGE
EXERCISE PRICES           AT 12/31/99        TERM     EXERCISE PRICE   AT 12/31/99   EXERCISE PRICE
--------------------  -------------------  ---------  ---------------  ------------  --------------
0.275 to $0.69. . .            3,149,250       4.81  $          0.37        69,777  $          0.58
1.00 to $1.85 . . .              957,500       4.27  $          1.67       587,500  $          1.75
9.00 to $14.50. . .               15,000       3.71  $         11.75        15,000  $         11.75
--------------------  -------------------                              ------------
0.275 to $14.50 . .            4,121,750       4.68  $          0.72       672,277  $          1.85
--------------------  -------------------                              ------------

     As discussed in Note 2, Summary of Significant Accounting Policies, under "Stock-Based Compensation Plans," of Notes to Consolidated Financial Statements, the Company accounts for its stock-based compensation plans under APB Opinion
25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per common share after plan forfeitures would have been approximately $8,805,918 and $0.34 respectively for the year ended December 31, 1999, $5,750,000 and $0.36, respectively, for the year ended
December 31, 1998, $28,600,000 and $2.56, respectively, for the year ended December 31, 1997. This effect is not likely to be representative of future pro forma amounts because of the exclusion of costs of grants before 1995 and the addition of awards to be granted in future years.

     The fair value of each stock option granted by the Company was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the years ended December 31, 1999, 1998 and 1997: dividend yield of 0.00%; risk-free interest rate of 5.86% for the year ended December 31, 1999, 5.25% for the year ended December 31, 1998 and 6.1% for the year ended December 31, 1997; the average expected lives of options of 4. years,
4.0 years and 2.1 years respectively; and volatility of 80.0% for the year ended December 31, 1999, 44.8% for the year ended December 31, 1998 and 44.7% for the year ended December 31, 1997.


16.     RELATED  PARTY  TRANSACTIONS

     The Company is a 50% shareholder of CanArgo Power Corporation, which in turn owns 85% of a Georgian private power company.The other 50% of CanArgo Power Corporation is owned by Terrenex Acquisition Corporation, an entity that is affiliated with two of the Company's directors and is itself a principal stockholder of the Company. During the first half of 1998, Terrenex, on behalf of both itself and the Company, provided all of the funds required by CanArgo Power. After the July 1998 business combination with CAOG was completed, the Company reimbursed Terrenex $398,000, representing half of the amount that had been advanced through that time.

                         CANARGO  ENERGY  CORPORATION
                  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


     In May 1998, Terrenex agreed to lend CAOG up to $1,000,000 through August 31, 1998 and subsequently advanced the $1,000,000. CAOG paid Terrenex a $10,000 commitment fee, $50,000 in draw down fees and interest at the rate of 1/2% per month. In addition, CAOG granted Terrenex two options, each exercisable until December 31, 1998. One option entitled Terrenex to acquire 12 1/2% of the stock of the subsidiary holding the Nazvrevi/Block XIII production sharing contract. Under the second option, Terrenex could purchase 15% of CAOG's position in any license received as a result of a consortium submission in response to the Dagestan tender for offshore drilling and production rights. The terms of the loan were negotiated and approved by directors of CAOG who had no affiliation with Terrenex. The Company repaid the Terrenex loan following completion of the business combination July 1998. The Company subsequently extended the options through March 31, 1999 in consideration of the efforts of Terrenex in attempting to arrange financing for the Company. Terrenex can exercise either option by paying the percentage of the amounts expended on such projects through the exercise date as equals the percentage of the project being acquired through the exercise of the option. In 1999 these options expired unexercised.

17.     SUBSEQUENT  EVENTS

     Subsequent to December 31, 1999, the Company and the other shareholder in Ninotsminda Oil Company reached an agreement for the possible purchase, by the Company, of the other shareholders interest in Ninotsminda Oil Company. Total consideration would be $4,500,000 payable in common shares of CanArgo based on the 10 day moving average trading price calculated in accordance with NASDAQ rules. Closing is subject to regulatory and board approval by both companies.

     On March 10, 2000, Ninotsminda Oil Company signed a Letter of Intent (LOI) with a third party relating to exploration and potential future development of gas prospects in Ninotsminda Oil Company's acreage in Georgia. The LOI contemplates the third party earning a 50% interest in identified prospects at the Cretaceous stratigraphic level, by funding a portion of the cost of three exploration wells. The program would be implemented by CanArgo's existing operations unit in Georgia, directed jointly by CanArgo and the third party.
Final  agreement  is  subject  to negotiation of satisfactory formal agreements, board approvals and any necessary regulatory approvals. In addition the LOI covers the general terms of a long term gas sales contract which would be entered into in the event of a successful development.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
             SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  -  UNAUDITED


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

     No major discovery or other favorable or adverse event subsequent to December 31, 1999 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     The following table sets forth the Company's net proved oil reserves, including the changes therein, and net proved developed reserves at December 31, 1999, as estimated by the independent petroleum engineering firm, Ashton Jenkins Mann:

NET PROVED RESERVES - OIL                  REPUBLIC OF
(In Thousands of Barrels)                    GEORGIA      CANADA    TOTAL
                                           ------------  --------   ------
 Purchase of properties . . . . . . . . .           --        116     116
 Revisions of previous estimates. . . . .           --        (33)    (33)
 Extension, discoveries, other additions.           --        267     267
 Production . . . . . . . . . . . . . . .           --        (16)    (16)
                                           ------------  --------   ------
DECEMBER 31, 1997 . . . . . . . . . . . .           --        334     334
 Purchase of properties . . . . . . . . .        6,050         --   6,050
 Revisions of previous estimates. . . . .          198       (155)     43
 Extension, discoveries, other additions.         1388         --   1,388
 Production . . . . . . . . . . . . . . .          (92)       (21)   (113)
                                           ------------  --------   ------

DECEMBER 31, 1998 . . . . . . . . . . . .        7,544        158   7,702
                                           ------------  --------   ------
 Purchase of properties . . . . . . . . .           --         --      --
 Revisions of previous estimates. . . . .           --         --      --
 Extension, discoveries, other additions.          274         --     274
 Production . . . . . . . . . . . . . . .         (100)       (17)   (117)
 Disposition of properties. . . . . . . .           --       (141)   (141)
                                           ------------  --------   ------

DECEMBER 31, 1999 . . . . . . . . . . . .        7,718         --   7,718
                                           ------------  --------   ------

NET PROVED DEVELOPED RESERVES
 December 31,1999 . . . . . . . . . . . .        1,572         --   1,572
                                           ------------  --------   ------

     The following table sets forth the Company's net proved gas reserves, including the changes therein, and net proved developed reserves at December 31, 1999, as estimated by the independent petroleum engineering firm, Ashton Jenkins Mann:

NET PROVED RESERVES - GAS                  REPUBLIC OF
(In Million Cubic Feet)                      GEORGIA      CANADA    TOTAL
                                           ------------  --------   ------
 Purchase of properties . . . . . . . . .           --         --
 Revisions of previous estimates. . . . .           --         --
 Extension, discoveries, other additions.        8,417         --   8,417
 Production . . . . . . . . . . . . . . .          (83)        --     (83)
                                           ------------  --------   ------
DECEMBER 31, 1999 . . . . . . . . . . . .        8,334         --   8,334

NET PROVED DEVELOPED GAS RESERVES
 December 31, 1999. . . . . . . . . . . .        4,117         --   4,117
                                           ------------  --------   ------

     Net proved oil reserves in the Republic of Georgia as at December 31, 1999 were as follows:

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
             SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  -  UNAUDITED

                              OIL RESERVES (MSTB) PSC ENTITLEMENT VOLUMES (1)
                             -------------------  ---------------------------
                                                              COMPANY SHARE
                                                       NOC        OF NOC
                                GROSS    NET (2)  ENTITLEMENT  ENTITLEMENT
                              --------  --------  -----------  --------------
Proved  Developed Producing      3,600    2,836      1,996           1,572
Proved Undeveloped. . . . .     15,200   11,978      7,804           6,146
                             ---------  -------   -----------  --------------
TOTAL PROVEN. . . . . . . .     18,800   14,814      9,800           7,718
                             ---------  -------   -----------  --------------

Net proved gas reserves in the Republic of Georgia as at December 31, 1999 were as follows:

                              GAS RESERVES (MMCF) PSC ENTITLEMENT VOLUMES (1)
                             -------------------  ---------------------------
                                                              COMPANY SHARE
                                                       NOC        OF NOC
                                GROSS    NET (2)  ENTITLEMENT  ENTITLEMENT
                              --------  --------  -----------  --------------
Proved  Developed Producing     17,425   13,731      5,228           4,117
Proved Undeveloped. . . . .     17,850   14,066      5,354           4,217
                             ---------  -------   -----------  --------------
TOTAL PROVEN. . . . . . . .     35,275   27,797     10,582           8,334
                             ---------  -------   -----------  --------------

(1) PSC (production sharing contract) Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of NOC and, as a result of the Company's interest in NOC, accrue to the benefit of the Company for the recovery of capital,repayment of operating costs and share of profit.

(2) Net oil and gas reserves represent the Company's 78.8% share of NOC's interest under the production sharing contract in the gross reserves, before taking into account the interest of Georgian Oil.

     Results of operations for oil and gas producing activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
             SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  -  UNAUDITED


                                                             REPUBLIC OF
YEAR ENDED DECEMBER 31, 1999                                   GEORGIA    CANADA     TOTAL
                                                             -----------  -------  ---------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .    2,274,524  219,088  2,493,612
Operating Expenses. . . . . . . . . . . . . . . . . . . . .      703,430  205,495    908,925
Depreciation, depletion and amortization. . . . . . . . . .      968,203       --    968,203
                                                             -----------  -------  ---------
Operating Income (Loss) . . . . . . . . . . . . . . . . . .      602,891   13,593    616,484
Income tax provision. . . . . . . . . . . . . . . . . . . .           --       --         --
                                                             -----------  -------  ---------

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES.      602,891   13,593    616,484
                                                             -----------  -------  ---------

                                                             REPUBLIC OF
YEAR ENDED DECEMBER 31, 1998                                   GEORGIA       CANADA        TOTAL
                                                             ------------  -----------  -----------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .      602,724      201,828      804,552
Operating Expenses. . . . . . . . . . . . . . . . . . . . .      538,273      290,303      828,576
Depreciation, depletion and amortization. . . . . . . . . .      120,159       95,752      215,911
Valuation Provision . . . . . . . . . . . . . . . . . . . .           --      900,000      900,000
                                                             ------------  -----------  -----------
Operating Income (Loss) . . . . . . . . . . . . . . . . . .      (55,708)  (1,084,227)  (1,139,935)
Income tax provision. . . . . . . . . . . . . . . . . . . .           --           --           --
                                                             ------------  -----------  -----------

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES.      (55,708)  (1,084,227)  (1,139,935)
                                                             ------------  -----------  -----------

                                                             REPUBLIC OF
YEAR ENDED DECEMBER 31, 1997                                   GEORGIA     CANADA    TOTAL
                                                             -----------  --------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . . .           --  313,301   313,301
Operating Expenses. . . . . . . . . . . . . . . . . . . . .           --  181,110   181,110
Depreciation, depletion and amortization. . . . . . . . . .           --  211,424   211,424
                                                             -----------  --------  --------
Operating Income (Loss) . . . . . . . . . . . . . . . . . .           --  (79,233)  (79,233)
Income tax provision. . . . . . . . . . . . . . . . . . . .           --       --        --
                                                             -----------  --------  --------

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES.           --  (79,233)  (79,233)
                                                             -----------  --------  --------


Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 1999, 1998 and 1997 are as follows:

                       EASTERN
                        EUROPE      CANADA      TOTAL
                      ----------  ----------  ----------
December 31, 1999
--------------------
Property Acquisition
  Unproved*. . . . .  $       --  $       --  $       --
  Proved . . . . . .          --          --          --
Exploration. .   . .          --          --          --
Development. . . . .   1,991,779      39,101   2,030,880
                      ----------  ----------  ----------
Total costs incurred  $1,991,779  $   39,101  $2,030,880
                      ----------  ----------  ----------
December 31, 1998
--------------------
Property Acquisition
Unproved*. . . . . .  $       --  $       --  $       --
Proved . . . . . . .          --          --          --
Exploration. . . . .     684,056     136,715     820,771
Development. . . . .   4,390,495          --   4,390,495
                      ----------  ----------  ----------
Total costs incurred  $5,074,551  $  136,715  $5,211,266
                      ----------  ----------  ----------
December 31, 1997
--------------------
Property Acquisition
Unproved*. . . . . .  $       --  $  324,500  $  324,500
Proved . . . . . . .          --     684,500     684,500
Exploration. . . . .          --          --          --
Development. . . . .          --     680,974     680,974
                      ----------  ----------  ----------
Total costs incurred  $       --  $1,689,974  $1,689,974
                      ----------  ----------  ----------

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
             SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  -  UNAUDITED


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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                            REPUBLIC OF
DECEMBER 31, 1999 (IN THOUSANDS)              GEORGIA     CANADA    TOTAL
                                            ------------  -------  --------

Future cash inflows. . . . . . . . . . . .  $    158,127  $    --  $158,127
Less related future:
Production costs . . . . . . . . . . . . .        22,241       --    22,241
Development and abandonment costs. . . . .        55,476       --    55,476
Income taxes . . . . . . . . . . . . . . .            --       --        --
                                            ------------  -------  --------

Future net cash flows. . . . . . . . . . .        80,410       --    80,410
10% annual discount for estimating timing
of cash flows. . . . . . . . . . . . . . .        38,459       --    38,459
                                            ------------  -------  --------
Standardized measure of discounted future
net cash flows before income taxes . . . .  $     41,951  $    --  $ 41,951
                                            ------------  -------  --------

                                            REPUBLIC OF
DECEMBER 31, 1998 (IN THOUSANDS)              GEORGIA     CANADA    TOTAL
                                            ------------  -------  --------

Future cash inflows. . . . . . . . . . . .  $     70,464  $ 1,905  $ 72,369
Less related future:
Production costs . . . . . . . . . . . . .        15,051    1,176    16,227
Development and abandonment costs. . . . .        26,304       37    26,341
Income taxes . . . . . . . . . . . . . . .            --       --        --
                                            ------------  -------  --------

Future net cash flows. . . . . . . . . . .        29,109      692    29,801
10% annual discount for estimating timing
of cash flows. . . . . . . . . . . . . . .        13,838      255    14,093
                                            ------------  -------  --------
Standardized measure of discounted future
net cash flows before income taxes . . . .  $     15,271  $   437  $ 15,708
                                            ------------  -------  --------

                                            REPUBLIC OF
DECEMBER 31, 1997 (IN THOUSANDS)              GEORGIA     CANADA    TOTAL
                                            ------------  -------  --------

Future cash inflows. . . . . . . . . . . .  $        ---  $ 5,469  $  5,469
Less related future:
Production costs . . . . . . . . . . . . .           ---    2,090     2,090
Development and abandonment costs. . . . .           ---      840       840
Income taxes . . . . . . . . . . . . . . .            --       --        --
                                            ------------  -------  --------

Future net cash flows. . . . . . . . . . .           ---    2,539     2,539
10% annual discount for estimating timing
of cash flows. . . . . . . . . . . . . . .           ---    1,296     1,296
                                            ------------  -------  --------
Standardized measure of discounted future
net cash flows before income taxes . . . .  $        ---  $ 1,243  $  1,243
                                            ------------  -------  --------

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
             SUPPLEMENTAL  OIL  AND  GAS  DISCLOSURES  -  UNAUDITED

                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
IN THOUSANDS                                              1999           1998           1997
                                                     --------------  -------------  -------------
Beginning of period . . . . . . . . . . . . . . . .  $      15,708          1,243             --

Purchase (sale) of reserves in place. . . . . . . .           (437)        14,088            551
Revisions of previous estimates . . . . . . . . . .             --            115           (141)
Development costs incurred during the period. . . .          1,992          4,642
Additions to proved reserves resulting from
extensions, discoveries and improved recovery . . .             --             --            745
Accretion of discount . . . . . . . . . . . . . . .             --             --             55
Sales of oil and gas, net of production costs . . .         (1,410)            38           (113)
Net change in sales prices, net of production costs         29,256             --
Changes in production rates (timing) and other. . .         (3,158)        (4,418)           146
                                                     --------------  -------------  -------------

Net increase. . . . . . . . . . . . . . . . . . . .         26,243         14,465          1,243
                                                     --------------  -------------  -------------

End of the period . . . . . . . . . . . . . . . . .  $      41,951         15,708          1,243
                                                     --------------  -------------  -------------

                                  EXHIBIT INDEX

   FILED
 HEREWITH                                                      EXHIBIT
-----------------------------------------------------------------------------------------------------------
               1(1)        Escrow  Agreement  with  Signature  Stock Transfer, Inc. (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June
                           9, 1999).

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

             *10(4)        Fee  Agreement  dated  November  15,  1995 between Fountain Oil Incorporated and
                           Robert A. Halpin (Incorporated herein by reference from August 31, 1996 Form 10-
                           KSB).

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

             *10(9)        Employment  Contract  between  CanArgo  Energy  Inc.  and  Anthony  J.  Potter
                           (Incorporated  herein  by  reference  from  September  30,  1998  Form  10-Q).

            *10(10)        Workorder  between  CanArgo  Energy  Inc.  and  Alfred  Kjemperud  as Consultant
                           (Incorporated herein by reference from Form S-1 Registration Statement, File No.
                           333- 72295  filed  on  February  12,  1999).

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

             10(15)        Terrenex  Acquisition  Corporation  Option  regarding CanArgo (Nazvrevi) Limited
                           (Incorporated herein by reference from Form S-1 Registration Statement, File No.
                           333- 72295  filed  on  February  12,  1999).

             10(16)        Production  Sharing  Contract  between  (1) Georgia and (2) Georgian Oil and JKX
                           Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form
                           S-1 Registration  Statement,  File  No.  333-72295  filed  on  June  7,  1999).

             10(17)        Agreement  and  Promissory  Note  dated July 19, 1999, with Terrenex Acquisition
                           Corporation  (Incorporated herein by reference from Post-Effective Amendment No.
                           1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999)

             10(18)        Agreement  between  CanArgo  Energy Corporation, Ninotsminda Oil Company and IFC
                           dated  October  19,  1999.

             10(19)        Agreement  on  Financial  Advisory  Services between CanArgo Energy Corporation,
                           Orkla  Finans  (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8,
                           1999  (Incorporated  herein  by  reference  from  December  28, 1999 Form 8-K).

             10(20)        Form  of  Subscription Agreement (Incorporated herein by reference from December
                           28, 1999  Form  8-K).

    X        10(21)        Agreement  between  CanArgo  Energy  Corporation  and  JKX  Nederland  BV  dated
                           January  19,  2000.

    X       *10(22)        Employment  Agreement  between  CanArgo  Energy Corporation and Paddy Chesterman dated  February  24,  2000.

    X        10(23)        Agreement  between  Ninotsminda  Oil  Company  and AES Gardabani dated March 10,
                           2000.

             21            List  of  Subsidiaries  (Incorporated  herein  by  reference  from  Form  S-1
                           Registration Statement,  File  No.  333-72295  filed  on  February  12,  1999).

    X        23            Consent  of  PricewaterhouseCoopers  LLP.

    X        27            Financial  Data  Schedule.
