Form 10-Q
period 2000-03-31
CANARGO ENERGY CORP
filed 2000-05-12
CIK 310316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


[     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                       COMMISSION FILE NUMBER      0-9147
                                                   ------

                          CANARGO  ENERGY  CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                              91-0881481
    -------------------------------     ------------------------------------
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

       1580, 727 - 7th Avenue SW
       Calgary, Alberta, Canada                         T2P 0Z5
    -------------------------------     ------------------------------------
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

The number of shares of registrant's common stock outstanding on April 30, 2000 was 40,664,263. An additional 523,659 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  BALANCE  SHEET


                                                                Unaudited
                                                       -----------------------------
                                                         MARCH 31,      December 31,
                                                           2000            1999
                                                       -------------  --------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . .  $  2,939,318   $   3,534,983
Accounts receivable . . . . . . . . . . . . . . . . .       571,162         464,435
Advances to operator. . . . . . . . . . . . . . . . .       245,233               -
Inventory . . . . . . . . . . . . . . . . . . . . . .        58,677         188,500
Other current assets. . . . . . . . . . . . . . . . .        58,718          94,174
                                                       -------------  --------------
  Total current assets. . . . . . . . . . . . . . . .  $  3,873,108   $   4,282,092

Property and equipment, net . . . . . . . . . . . . .     7,178,184       7,101,125
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $12,531,313
   and $12,531,313 respectively). . . . . . . . . . .    30,840,184      30,707,037
Investments in and advances to oil and gas and other
  ventures net. . . . . . . . . . . . . . . . . . . .     1,700,666       1,709,215
                                                       -------------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $ 43,592,142   $  43,799,469
                                                       =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable. . . . . . . . . . . . . . . . . . .  $    897,670   $   1,159,949
Accrued liabilities . . . . . . . . . . . . . . . . .       189,911         393,411
                                                       -------------  --------------
  Total current liabilities . . . . . . . . . . . . .  $  1,087,581   $   1,553,360

Provision for future site restoration . . . . . . . .        21,190          12,700
Minority interest in subsidiaries . . . . . . . . . .     4,407,583       4,370,785

Stockholders' equity:
  Preferred stock, par value $0.10 per share. . . . .             -               -
  Common stock, par value $0.10 per share . . . . . .     3,749,292       3,735,292
  Capital in excess of par value. . . . . . . . . . .   106,314,864     106,216,164
  Accumulated deficit . . . . . . . . . . . . . . . .   (71,988,370)    (72,088,832)
                                                       -------------  --------------
Total stockholders' equity. . . . . . . . . . . . . .  $ 38,075,786   $  37,862,624
                                                       -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $ 43,592,142   $  43,799,469
                                                       =============  ==============

See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                                              Unaudited
                                                     --------------------------
                                                         Three Months Ended
                                                      MARCH 31,     March 31,
                                                         2000          1999
                                                     ------------  ------------
Operating Revenues:
  Oil and gas sales . . . . . . . . . . . . . . . .  $ 1,884,676   $   113,667
  Other . . . . . . . . . . . . . . . . . . . . . .      196,300             -
                                                     ------------  ------------
                                                       2,080,976       113,667
                                                     ------------  ------------

Operating Expenses:
  Lease operating expense . . . . . . . . . . . . .      372,596       127,848
  Direct project costs. . . . . . . . . . . . . . .      136,309       224,070
  General and administrative. . . . . . . . . . . .      373,874       684,834
  Depreciation, depletion and amortization. . . . .    1,075,490        25,000
  Equity loss from investments in
    unconsolidated subsidiaries . . . . . . . . . .       13,000        21,581
                                                     ------------  ------------
                                                       1,971,269     1,083,333
                                                     ------------  ------------

OPERATING INCOME (LOSS) . . . . . . . . . . . . . .      109,707      (969,666)
                                                     ------------  ------------

Other Income (Expense):
  Interest, net . . . . . . . . . . . . . . . . . .       34,335       (48,259)
  Other . . . . . . . . . . . . . . . . . . . . . .       (6,780)      (40,885)
                                                     ------------  ------------
TOTAL OTHER INCOME (EXPENSE). . . . . . . . . . . .       27,555       (89,144)
                                                     ------------  ------------

Minority interest in loss (income) of consolidated
  subsidiary. . . . . . . . . . . . . . . . . . . .      (36,800)       87,587
                                                     ------------  ------------

NET INCOME AND COMPREHENSIVE INCOME . . . . . . . .  $   100,462   $  (971,223)
                                                     ============  ============

Weighted average number of
  common shares outstanding . . . . . . . . . . . .   37,422,144    21,222,976
                                                     ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE-BASIC. . . . . .  $      0.00   $     (0.05)
                                                     ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE-DILUTED. . . . .  $      0.00   $     (0.05)
                                                     ------------  ------------

See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS

                                                                      Unaudited
                                                             --------------------------
                                                                 Three Months Ended
                                                                MARCH 31,     March 31,
                                                                  2000          1999
                                                              ------------  ------------
Operating activities:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . .  $   100,462      (971,223)
  Depreciation, depletion and amortization . . . . . . . . .    1,075,490        25,000
  Issuance of common stock for services. . . . . . . . . . .      112,700             -
  Equity loss from investments in unconsolidated
    subsidiaries. . . . . . . . . . . . . . . . . . . . .. .       13,000        21,581
  Minority interest in gain(loss) of consolidated subsidiary       36,800       (87,587)
  Changes in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . .     (106,727)       42,668
    Advances to operator . . . . . . . . . . . . . . . . . .     (245,233)      124,302
    Inventory. . . . . . . . . . . . . . . . . . . . . . . .      129,823      (127,744)
    Other current assets . . . . . . . . . . . . . . . . . .       35,456       152,967
    Accounts payable . . . . . . . . . . . . . . . . . . . .     (262,279)      605,378
    Accrued liabilities. . . . . . . . . . . . . . . . . . .     (203,500)       93,724
                                                              ------------  ------------
NET CASH GENERATED (USED) IN OPERATING ACTIVITIES. . . . . .      685,992      (120,934)
                                                              ------------  ------------

Investing activities:
  Investments in oil and gas properties. . . . . . . . . . .   (1,177,147)     (842,573)
  Purchase of property and equipment . . . . . . . . . . . .     (100,059)      (62,805)
  Investments in and advances to oil and gas and other
    ventures . . . . . . . . . . . . . . . . . . . . . . . .       (4,451)     (192,789)
                                                              ------------  ------------
NET CASH GENERATED (USED) IN INVESTING ACTIVITIES. . . . . .   (1,281,657)   (1,098,167)
                                                              ------------  ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . .     (595,665)   (1,219,101)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .    3,534,983     1,924,908
                                                              ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .  $ 2,939,318   $   705,807
                                                              ------------  ------------

Non cash investing and financing activities:
Issuance of common stock in connection with
  acquisition of oil and gas properties. . . . . . . . . . .  $         -   $   109,500
                                                              ============  ============

See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999 (UNAUDITED)

(1) Basis of Presentation - The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CanArgo's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

        Certain items in the consolidated condensed financial statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

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

(2)     Need  for  Significant Additional Capital, Possible Impairment of Assets

        Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures.CanArgo had working capital of $2,785,527 at March 31, 2000, which it considered inadequate to proceed with full implementation of its program of developing its oil and gas properties. Full
        development   of   these  properties   would  require  the  availability
        of substantial funds from external sources. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies such as the International Finance Corporation, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects.

        Ultimate realization of the carrying value of CanArgo's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the CanArgo, which is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, CanArgo may not recover its carrying value. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures (see note 5) in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of CanArgo, such entities or their respective stockholders or participants.

        The consolidated financial statements of CanArgo do not give effect to any additional impairment in the value of CanArgo's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the CanArgo.

(3)     Property  and  Equipment,  Net

        Property and equipment, net of accumulated depreciation and impairment, at March 31, 2000 and December 31, 1999 include the following:

                                                                     December 31,
                                          MARCH 31, 2000                 1999
                            ---------------------------------------  ------------
                                            ACCUMULATED
                                           DEPRECIATION
                                 COST     AND IMPAIRMENT     NET          NET
                            -------------  ------------  ----------  ------------
Oil and gas related
   Equipment . . . . . . .  $   9,701,702    $2,847,035  $6,854,667   $ 6,794,473
Office furniture, fixtures
   and equipment and other        734,076       410,560     323,516       306,652
                            -------------  ------------  ----------  ------------
PROPERTY AND EQUIPMENT . .  $  10,435,778    $3,257,595  $7,178,184   $ 7,101,125
                            =============  ============  ==========  ============

        Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(4)     Oil  and  Gas  Properties,  Net

        CanArgo has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. Oil and gas properties, net of accumulated depletion and impairment, at March 31, 2000 and December 31, 1999 include the following:

                                                                                          December 31,
                                                      MARCH  31, 2000                        1999
                                    ---------------------------------------------------  -------------
                                     REPUBLIC OF
                                       GEORGIA      CANADA        USA         TOTAL          TOTAL
                                    --------------  -------  ------------  ------------  -------------
Proved properties. . . . . . . . .  $  20,509,030   $    --  $ 1,174,734   $21,683,764   $ 20,506,617
Unproved properties. . . . . . . .     12,517,905    13,408           --    12,531,313     12,531,313
Less: accumulated
   depletion and impairment. . . .     (2,200,159)       --   (1,174,734)   (3,374,893)    (2,330,893)
                                    --------------  -------  ------------  ------------  -------------

TOTAL OIL AND GAS  PROPERTIES, NET  $  30,826,776   $13,408  $        --   $30,840,184   $ 30,707,037
                                    ==============  =======  ============  ============  =============

        Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $12,531,313 at March 31, 2000 and December 31, 1999. Unproved oil and gas properties at March 31, 2000 include costs of $12,517,905 with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next 57 months. Remaining costs of $13,408 relate to the minor property interests in Western Canada which are expected to be evaluated over the next 24 months. If no proved reserves are added, these properties could experience additional impairment.

(5)     Investments  in  and  Advances  to  Oil  and  Gas  and  Other  Ventures

        CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas ventures as of March 31, 2000 and December 31, 1999 is set out below:

                                                                       MARCH 31,    December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES            2000          1999
--------------------------------------------------------------------  -----------  -------------
 Ukraine - Stynawske Field, Boryslaw
     Through 45% ownership of Boryslaw Oil  Company. . . . . . . . .  $6,086,254   $   6,086,254
 Republic of Georgia - Sartichala
    Through 12.9% ownership of Georgian American Oil Refinery. . . .   1,008,845       1,008,845
Republic of Georgia - Ninotsminda
    Through an effective 42.5% ownership Sagarego Power Corporation.     635,713         635,713
Republic of Georgia - Ninotsminda
    Through an effective 50% ownership of East Georgian Pipeline Co.       5,000              --
Uentech International Corporation
    Through an effective 45% voting interest . . . . . . . . . . . .     273,761         274,310
                                                                      -----------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $8,009,573   $   8,005,122
                                                                      ===========  ==============

EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES
---------------------------------------------------------

Ukraine - Stynawske Field, Boryslaw. . . . . . . . . . . . . . . . .  $ (626,461)  $    (626,461)
Republic of Georgia - Sagarego Power Corporation . . . . . . . . . .    (186,074)       (186,074)
Uentech International Corporation  . . . . . . . . . . . . . . . . .     (36,579)        (23,579)
                                                                    -------------  --------------
CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $ (849,114)  $    (836,114)
                                                                    -------------  --------------

IMPAIRMENT - STYNAWSKE FIELD . . . . . . . . . . . . . . . . . . . .  (5,459,793)     (5,459,793)
                                                                    -------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT. . . . . . .   $ 1,700,666   $   1,709,215
                                                                    =============  ==============

        CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(6)     Accrued  Liabilities

        Accrued liabilities at March 31, 2000 and December 31, 1999 include the following:

                   MARCH 31,   December 31,
                      2000         1999
                   ----------  -------------
Professional fees  $   64,000  $     167,500
Workovers . . . .      50,000        150,000
Other . . . . . .      75,911         75,911
                   ----------  -------------
                   $  189,911  $     393,411
                   ==========  =============



(7)     Stockholders' Equity

                                         COMMON STOCK
                                  ---------------------------
                                    NUMBER OF
                                     SHARES                      ADDITIONAL                       TOTAL
                                   ISSUED AND                     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                    ISSUABLE      PAR VALUE       CAPITAL         DEFICIT         EQUITY
                                  -------------  ------------  -------------  ---------------  ------------
TOTAL, DECEMBER 31, 1999 . . . .    37,352,922   $ 3,735,292   $106,216,164   $  (72,088,832)  $37,862,624

Less shares issuable at
beginning of period. . . . . . .      (529,759)      (52,976)      (994,678)              --    (1,047,654)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares . . . .         6,100           610         11,453               --        12,063

Issuance of common stock for
services . . . . . . . . . . . .       140,000        14,000         98,700               --       112,700

Net income . . . . . . . . . . .            --            --             --          100,462       100,462
                                  -------------  ------------  -------------  ---------------  ------------
BALANCE, MARCH 31, 2000. . . . .    36,969,263   $ 3,696,926   $105,331,639   $  (71,988,370)  $37,040,195
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration       523,659        52,366        983,225               --     1,035,591
                                  -------------  ------------  -------------  ---------------  ------------
TOTAL, MARCH 31, 2000. . . . . .    37,492,922   $ 3,749,292   $106,314,864   $  (71,988,370)  $38,075,786
                                  =============  ============  =============  ===============  ============

        Subsequent to March 31, 2000, CanArgo closed a private placement of 3,695,000 shares at NOK 7.50 per share. Gross proceeds from the placement were $3,184,166. After completion of the private placement, CanArgo has 40,664,263 common shares outstanding as of April 30, 2000.


(8)     Net  Income  (Loss)  Per  Common  Share

        Basic and diluted net income (loss) per common share for the periods ended March 31, 2000 and March 31, 1999 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the three month periods ended March 31, 2000 and 1999 are 37,422,144 and 21,222,976, respectively. Options to purchase CanArgo's common stock were outstanding at March 31, 2000 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive.

(9)     Commitments  and  Contingencies

        OIL  AND  GAS  PROPERTIES  AND  INVESTMENTS  IN  OIL  AND  GAS  VENTURES

        CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At March 31, 2000, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

        POTENTIAL  CLAIMS  RELATING  TO  PREVIOUSLY  IMPAIRED  PROJECTS

        As a result of CanArgo's decision to cease active development of the Maykop project, CanArgo may be subject to contingent liabilities in the form of claims from the joint venture developing the project or from others participating in the project. CanArgo was advised during the first quarter of 1998 that Intergas and another shareholder of Intergas were considering asserting such claims in relation to the project, but no such claims have yet been asserted. CanArgo is unable to estimate the range that such claims, if made, might total. However, if one or more of such claims were asserted and determined to be valid, they could have a material adverse effect on CanArgo's financial position, results of operations, cash flows and prospects. Such claims may be adjudicated in the host country forum under host country laws.

(10)    Segment  Information

        For the three month periods ended March 31, 2000 and 1999, CanArgo operated through one business segment, oil and gas exploration and production. Operating revenues for the three month periods ended March 31, 2000 and 1999 by geographical area were as follows:

                                                     MARCH 31,   March 31,
                                                        2000        1999
                                                     ----------  ----------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
  Eastern Europe. . . . . . . . . . . . . . . . . .  $2,080,976  $   68,000
  Canada. . . . . . . . . . . . . . . . . . . . . .          --      45,667
                                                     ----------  ----------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $2,080,976  $  113,667
                                                     ==========  ==========

        Operating income (loss) for the three month periods ended March 31, 2000 and 1999 by geographical area were as follows:

                                                       MARCH 31,    March 31,
                                                         2000         1999
                                                      -----------  -----------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
  Eastern Europe . . . . . . . . . . . . . . . . . .  $  496,581   $ (336,194)
  Canada . . . . . . . . . . . . . . . . . . . . . .          --      (85,503)
                                                      -----------  -----------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . .  $  496,581   $  421,697

CORPORATE EXPENSES . . . . . . . . . . . . . . . . .  $ (386,874)  $ (547,969)
                                                      -----------  -----------
TOTAL OPERATING INCOME (LOSS). . . . . . . . . . . .  $  109,707   $ (969,666)
                                                      ===========  ===========

        Identifiable assets as of March 31, 2000 and December 31, 1999 by business segment and geographical area were as follows:

                                                      MARCH 31,   December 31,
                                                        2000          1999
                                                     -----------  -------------
CORPORATE
  Eastern Europe. . . . . . . . . . . . . . . . . .  $    58,677  $     262,174
  Canada. . . . . . . . . . . . . . . . . . . . . .    3,775,992      3,981,274
  Western Europe. . . . . . . . . . . . . . . . . .       38,439         38,644
                                                     -----------  -------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . .  $ 3,873,108  $   4,282,092
                                                     -----------  -------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
  Eastern Europe. . . . . . . . . . . . . . . . . .  $38,004,959  $  37,794,754
  Canada. . . . . . . . . . . . . . . . . . . . . .       13,409         13,408
                                                     -----------  -------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . .  $38,018,368  $  37,808,162
                                                     -----------  -------------
OTHER ENERGY PROJECTS
  Eastern Europe. . . . . . . . . . . . . . . . . .  $ 1,409,433  $   1,458,484
  Canada  . . . . . . . . . . . . . . . . . . . . .      291,233        250,731
                                                     -----------  -------------
  TOTAL . . . . . . . . . . . . . . . . . . . . . .  $ 1,700,666  $   1,709,215
                                                     -----------  -------------
IDENTIFIABLE ASSETS - TOTAL . . . . . . . . . . . .  $43,592,142  $  43,799,469
                                                     ===========  =============

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     AND
             RESULTS  OF  OPERATIONS

QUALIFYING  STATEMENT  WITH  RESPECT  TO  FORWARD-LOOKING  INFORMATION

     The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed below under "Forward Looking Statements" and elsewhere in this Quarterly Report on Form 10=Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect,""intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

LIQUIDITY,  CAPITAL  RESOURCES  AND  CHANGES  IN  FINANCIAL  CONDITION

     In April 2000, CanArgo closed a private placement resulting in the issuance of 3,695,000 shares at NOK 7.50 per share for gross proceeds of $3,184,166. CanArgo's management believes that cash and cash equivalents at March 31, 2000, augmented by net proceeds from this offering and cash generated from operations should be sufficient to cover operating needs during the next twelve month period. However, no assurances can be given that CanArgo's operations will generate positive cash flow and that the funds provided by the sources noted above or from other sources will be sufficient to satisfy CanArgo's operating needs during the next twelve months.

     While CanArgo's management believes that CanArgo should have sufficient cash to cover operating expenses, CanArgo's cash balance at March 31, 2000 and subsequent proceeds from its April private placement is not sufficient to fully implement its current Ninotsminda field development plan. Current development plans for the Ninotsminda field includes the completion of well N97 to the Cretaceous, a horizontal sidetrack of well N98 and seven major rehabilitations of existing wells, with a view towards increasing oil and gas production. The development plan is scheduled to be implemented in 2000 and the first half of 2001, but that timing is dependent upon funding for the development being available promptly. A key portion of the funding program is not yet in place.

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

     Pursuant to an agreement dated October 19, 1999, IFC agreed under specified conditions to an initial $1.5 million disbursement under the loan. Ninotsminda Oil Company has pledged substantially all of its assets to IFC to secure the loan. The loan will bear interest at LIBOR plus 3%. In addition, Ninotsminda Oil Company has paid to IFC a facility fee of $60,000 as well as a commitment fee equal to 1/2 of 1% per annum on the disbursed portion of the $6 million that has not been disbursed. No assurance can be given that the conditions to disbursement will be satisfied, or, if not satisfied, waived, or that the IFC will fund all or any part of the $6 million loan.

     If the various conditions of the loan are either satisfied or waived and IFC makes the initial $1.5 million disbursement under the loan agreement with Ninotsminda Oil Company, CanArgo intends to use the first draw of $1.5 million together with internally generated cash flow to fund its current development plan for the Ninotsminda field.

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

     To avoid cutbacks to CanArgo's capital expenditure and working capital plans, CanArgo is seeking additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions including those with major stockholders, investment bankers and other companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

     CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures. Until Ninotsminda Oil Company repays the IFC loan, CanArgo will have the limited ability to transfer funds from Ninotsminda Oil Company to CanArgo.


CHANGES  IN  FINANCIAL  POSITION

     As of March 31, 2000, CanArgo had working capital of $2,786,000, compared to working capital of $2,729,000 as of December 31, 1999. The $57,000 increase in working capital from December 31, 1999 to March 31, 2000 principally reflects positive contribution to working capital from operations in the period, less capital expenditures.

     Cash and cash equivalents decreased $596,000 during the first three months of 2000 from $3,535,000 at December 31, 1999 to $2,939,000 at March 31, 2000,
primarily as a result of operating and capital expenditures. Cash and cash equivalents at March 31, 2000 included $351,000 held by Ninotsminda Oil Company, to which CanArgo has limited access.

     Accounts receivable increased from $464,000 at December 31, 1999 to $571,000 at March 31, 2000. The increase is primarily as a result of accounts receivable relating to equipment rentals and gas sales in the period.

     Advances to operator increased from nil at December 31, 1999 to $245,000 at March 31, 2000, as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

     Inventory decreased from $189,000 at December 31, 1999 to $59,000 at March 31, 2000, as result of the sale of oil from storage to the Georgian domestic and regional market during the period. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place, as a strategic initiative, additional production in storage. At March 31, 2000, approximately 20,000 barrels of oil were held in storage.

     Property and equipment, net, increased from $7,101,000 at December 31, 1999, to $7,221,000 at March 31, 2000, primarily as a result of the acquisition of gas production equipment, pipeline and other infrastructure.

     Oil and gas properties, net, increased from $30,707,000 at December 31, 1999, to $30,798,000 at March 31, 2000 primarily as a result of workover and capitalized general and administrative costs of $1,177,000 partially offset by depletion charges of $1,044,000.

     Investments in and advances to oil and gas and other ventures, net decreased slightly from $1,709,000 at December 31, 1999, to $1,701,000. The decrease reflects CanArgo's equity share of loss of Uentech International Corporation partially offset by an investment in East Georgian Pipeline Company of $5,000. East Georgian Pipeline Company leases from Georgian Oil the pipeline used to transport natural gas from Sartichala to the Gardabani power plant.

     At March 31, 2000, CanArgo held 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding. Uentech International Corporation specializes in the exploitation of patented downhole-heating technology. The core technology of the Reservoir Heating System (RHS) heats the oil in the producing formation, lowering the viscosity and improving the oil's preferential ability to flow. The technology has been applied in the field with evidence showing flow rate increases typically in the 2 - 3 time's primary range. Management believes this system is a viable economic alternative to other tertiary recovery methods with competing technologies significantly more capital and infrastructure intensive. Uentech International Corporation has developed relationships with several strategic partnerships that will assist in the further exploitation of the technology. When fully developed, this technology is anticipated to provide CanArgo with a competitive advantage in developing heavy and medium weight oil fields.

     CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquiring and developing oil and gas properties and ventures. At March 31, 2000, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects,it could incur significant additional obligations.

     Minority interest in subsidiaries at March 31, 2000, of $4,408,000 relates to the 21.2% (prior to November 30, 1999 and 1998 - 31.5% and 44.1%
respectively) interest of the non-controlling shareholder in Ninotsminda Oil Company. In January 2000, CanArgo and the other shareholder reached an agreement for the possible purchase by CanArgo, of the other shareholders interest in Ninotsminda Oil Company. Total consideration would be $4,500,000 payable in common shares of CanArgo. Closing is subject to regulatory and board approval by both parties.

YEAR  2000  COMPLIANCE

     The Year 2000 problem is the result of computer programs being written using two digits to define the applicable year. If not corrected, any programs or equipment that have time sensitive components could fail or produce erroneous results. In 1999 CanArgo completed a review of its existing information technology and non-information technology systems and upgraded its accounting information systems to software that the developer represented to be Year 2000 compliant. Since January 1, 2000, CanArgo has had no report of issues with respect to the Year 2000 problem although there can be no assurance that such issues will not arise in the future.

     CanArgo identified several significant suppliers of goods and services, primarily in the banking, transportation, refining, utility and communication sectors, whose inability or failure to become Year 2000 compliant in a timely manner could have a material adverse effect on CanArgo's business, financial condition, results of operations or cash flows. Since January 1, 2000, there has been no report of issues with respect to the Year 2000 problem on CanArgo's ability to produce, sell and receive payment for its crude oil on a timely basis.

NEW  ACCOUNTING  STANDARDS

     In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which will be adopted in the 2001 fiscal year. CanArgo is currently evaluating the impact of SFAS No. 133 on its financial statements.

RESULTS  OF  OPERATIONS

Three Month Period Ended March 31, 2000 Compared to Three Month Period Ended March 31, 1999

     In 1999, CanArgo completed its restructuring of the combined assets and administration of Fountain Oil Incorporated and CanArgo Oil & Gas Inc. following the business combination of the two companies in July 1998. Since the business combination, CanArgo has focused primarily on the development of the Ninotsminda field and the reduction of corporate overheads.

     CanArgo recorded operating revenue of $2,081,000 during the three month period ended March 31, 2000 compared with $114,000 for the three month period ended March 31, 1999. The increase is primarily due to increases in gross crude oil and natural gas production from the Ninotsminda field, higher crude oil prices and the placement by Ninotsminda Oil Company in the three month period ended March 31, 1999 of a significant portion of its share of production into storage.

     Ninotsminda Oil Company generated $1,885,000 of revenue in the three month period ended March 31, 2000. Its net share of the 126,478 barrels (1,405 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 66,033 barrels. An additional 10,000 barrels of oil were removed from storage and sold in the period. For the three month period ended March 31, 1999, Ninotsminda Oil Company's net share of the 107,800 barrels (1,185 barrels per day) of gross production was 39,000 barrels of which 31,431 were placed into storage.

     All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first quarter of 2000 averaged $18.68 per barrel as compared with an average of $8.98 per barrel in the first three months of 1999. Its net share of the 550,000 mcf of gas delivered was 359,000 mcf at an average net sale price of $1.25 per mcf of gas. All gas sales were made to one client, AES Telasi.

     Oil and gas revenues for the three months ended June 30, 2000 are expected to decrease following the unanticipated shut down and maintenance overhaul of two generating units at the Gardabani power plant to correct issues discovered after a recent change in operatorship of the units. Another local purchaser will take gas under similar terms as the existing agreement with AES Telasi and thus any interruption is expected to be temporary.

     CanArgo recorded in the three months ended March 31, 2000, other revenue of $196,000 with respect to equipment rentals. There were no equipment rentals for the corresponding period in 1999.

     The operating income for the three month period ended March 31, 2000 amounted to $110,000 compared with an operating loss of $970,000 for the corresponding period in 1999. The decrease in the operating loss is attributable primarily to increased oil production and sales, the addition of gas sales, and a significant reduction in general and administrative costs.

      Lease operating expenses increased to $373,000 for the three month period ended March 31, 2000 as compared to $128,000 for the three month period ended
March 31, 1999. The increase is primarily a result of the deferral in 1999 of Ninotsminda field operating expenses related to oil production placed into storage in the period.

     Direct project costs decreased to $136,000 for the three month period ended March 31, 2000, from $224,000 for the three month period ended March 31, 1999, reflecting efforts initiated in early 1999 to reduce Ninotsminda project expenses.

     General and administrative costs decreased to $374,000 for the three month period ended March 31, 2000, from $685,000 for the three month period ended March 31, 1999. The decrease is primarily attributable to higher legal costs in 1999 as part of the Fountain restructuring and reduction in involvement in development of the Stynawske field.

     The increase in depreciation, depletion and amortization expense from $25,000 for the three month period ended March 31, 1999 to $1,075,000 for the three month period ended March 31, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

     The equity loss from investments in unconsolidated subsidiaries decreased to $13,000 for the three month period ended March 31, 2000, from $22,000 for the three month period ended March 31, 1999 as a result of the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     CanArgo recorded net other income of $28,000 for the three months ended March 31, 2000, as compared to other loss of $89,000 during the three months ended March 31, 1999. The principal reason for the increase is interest income during the three months ended March 31, 2000 on cash balances and the payment of a facility fee in the three months ended March 31, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

     The net income of $100,000 or $nil per share for the three month period ended March 31, 2000 compares to a net loss of $971,000, or $0.05 per share for the three month period ended March 31, 1999. The weighted average number of common shares outstanding was substantially higher during the three month period ended March 31, 2000 than during the three month period ended March 31, 1999, due in large part to a registered public offering in August 1999 of 11,850,362 shares and a private placement of 3,300,000 shares in late 1999.

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

      Most of CanArgo's interests in oil and gas properties and ventures are Located in Eastern European countries. Operations in those countries are subject to certain additional risks including the following:

-     enforceability  of  contracts;
-     currency  convertibility  and  transferability;
-     unexpected  changes  in  tax  rates;
-     sudden  or  unexpected changes in demand for crude oil and or natural gas;
-     availability  of  trained  personnel;  and
- availability of equipment and services and other factors that could significantly change the economics of production.

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

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In the three month period ended March 31, 2000, CanArgo issued 140,000 shares of common stock in consideration for financial consulting services. The shares were valued at the market price on the date of issuance in the amount of $112,700.

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

 *10(2)    Employment Agreement between Fountain Oil Incorporated and Susan E. Palmer
         (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

 *10(3)    Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-
         72295 filed on July 29, 1999).

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

 10(18)    Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC
         dated October 19, 1999 (Incorporated herein by reference from September 30, 1999 Form
         10-Q).

 10(19)    Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla
         Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999
         (Incorporated herein by reference from December 28, 1999 Form 8-K).

 10(20)    Form of Subscription Agreement (Incorporated herein by reference from December 28,
         1999 Form 8-K).

 10(21)    Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January
         19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

*10(22)    Employment Agreement between CanArgo Energy Corporation and Paddy Chesterman dated February 24, 2000 (Incorporated herein by reference from December 31, 1999 Form
         10-K).

 10(23)    Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000
         (Incorporated herein by reference from December 31, 1999 Form 10-K).

    21     List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

    27     Financial Data Schedule.


 (b)  Reports  on  Form  8-K:

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CANARGO  ENERGY  CORPORATION



Date:  May  12,  2000         By:     /s/Michael Binnion
                                      ------------------
                                      Michael Binnion
                                      President and Chief Financial Officer

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

            *10(2)         Employment Agreement between Fountain Oil Incorporated and Susan E. Palmer
                           (Incorporated herein by reference from August 31, 1995 Form 10-KSB).

            *10(3)         Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-
                           72295 filed on July 29, 1999).

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

           10(18)         Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC
                          dated October 19, 1999 (Incorporated herein by reference from September 30, 1999 Form
                          10-Q).

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

           10(20)         Form of Subscription Agreement (Incorporated herein by reference from December 28,
                          1999 Form 8-K).

           10(21)         Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January
                          19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

          *10(22)         Employment Agreement between CanArgo Energy Corporation and Paddy Chesterman dated February 24, 2000 (Incorporated herein by reference from December 31, 1999 Form
                          10-K).

           10(23)         Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000
                          (Incorporated herein by reference from December 31, 1999 Form 10-K).

           21             List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration
                          Statement, File No. 333-72295 filed on February 12, 1999).

  X        27             Financial Data Schedule.