Form 10-Q
period 2000-06-30
CANARGO ENERGY CORP
filed 2000-08-14
CIK 310316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


[     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                       COMMISSION FILE NUMBER      0-9147
                                                -----------


                          CANARGO  ENERGY  CORPORATION
--------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                 91-0881481
--------------------------------------    --------------------------------------
   (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


       1580, 727 - 7th Avenue SW
       Calgary, Alberta, Canada                          T2P 0Z5
--------------------------------------    --------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                   403-777-1185
                         -------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


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

The number of shares of registrant's common stock outstanding on June 30, 2000 was 44,723,896. An additional 522,691 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  BALANCE  SHEET

                                                                 Unaudited
                                                       -----------------------------
                                                          JUNE 30,      December 31,
                                                            2000             1999
                                                       -------------  --------------
ASSETS

Cash and cash equivalents . . . . . . . . . . . . . .  $  5,299,752   $   3,534,983
Accounts receivable . . . . . . . . . . . . . . . . .       438,852         464,435
Advances to operator. . . . . . . . . . . . . . . . .       810,973               -
Inventory . . . . . . . . . . . . . . . . . . . . . .        68,681         188,500
Other current assets. . . . . . . . . . . . . . . . .        30,717          94,174
                                                       -------------  --------------
   Total current assets . . . . . . . . . . . . . . .  $  6,648,975   $   4,282,092

Property and equipment, net . . . . . . . . . . . . .     7,284,646       7,101,125
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $12,531,313
   and $12,531,313 respectively). . . . . . . . . . .    31,090,534      30,707,037
Investments in and advances to oil and gas and other
  ventures net. . . . . . . . . . . . . . . . . . . .     1,722,862       1,709,215
                                                       -------------  --------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $ 46,747,017   $  43,799,469
                                                       =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable. . . . . . . . . . . . . . . . . . .  $  1,160,011   $   1,159,949
Accrued liabilities . . . . . . . . . . . . . . . . .       330,058         393,411
                                                       -------------  --------------
   Total current liabilities  . . . . . . . . . . . .  $  1,490,069   $   1,553,360

Provision for future site restoration . . . . . . . .        26,490          12,700
Minority interest in subsidiary . . . . . . . . . . .             -       4,370,785

Stockholders' equity:
Preferred stock, par value $0.10 per share. . . . . .             -               -
Common stock, par value $0.10 per share . . . . . . .     4,524,658       3,735,292
Capital in excess of par value. . . . . . . . . . . .   112,973,922     106,216,164
Accumulated deficit . . . . . . . . . . . . . . . . .   (72,268,122)    (72,088,832)
                                                       -------------  --------------
Total stockholders' equity. . . . . . . . . . . . . .  $ 45,230,458   $  37,862,624
                                                       -------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY . . . . . .  $ 46,747,017   $  43,799,469
                                                       =============  ==============

 See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS

                                                                     Unaudited                          Unaudited
                                                     ----------------------------------------  --------------------------
                                                                 Three Months Ended                  Six Months Ended
                                                           JUNE 30,             June 30,         JUNE 30,      June 30,
                                                             2000                 1999             2000          1999
                                                     --------------------  ------------------  ------------  ------------
Operating Revenues:
  Oil and gas sales . . . . . . . . . . . . . . . .  $         1,346,495   $         790,795   $ 3,231,171   $   904,462
  Other . . . . . . . . . . . . . . . . . . . . . .              168,600                   -       364,900             -
                                                     --------------------  ------------------  ------------  ------------
                                                               1,515,095             790,795     3,596,071       904,462
                                                     --------------------  ------------------  ------------  ------------

Operating Expenses:
  Lease operating expense . . . . . . . . . . . . .              259,532             433,332       632,128       500,050
  Direct project costs. . . . . . . . . . . . . . .              247,220             118,337       383,529       403,537
  General and administrative. . . . . . . . . . . .              392,145             419,550       766,019     1,104,384
  Depreciation, depletion and amortization. . . . .              803,590             373,300     1,879,080       398,300
                                                     --------------------  ------------------  ------------  ------------
                                                               1,702,487           1,344,519     3,660,756     2,406,271
                                                     --------------------  ------------------  ------------  ------------

OPERATING LOSS. . . . . . . . . . . . . . . . . . .             (187,392)           (553,724)      (64,685)   (1,501,809)
                                                     --------------------  ------------------  ------------  ------------

Other Income (Expense):
  Interest, net . . . . . . . . . . . . . . . . . .               67,128            (102,361)      101,463      (150,620)
  Other . . . . . . . . . . . . . . . . . . . . . .                7,054              32,652           274        (8,233)
  Loss on disposition of equipment. . . . . . . . .                    -             (29,803)            -       (29,803)
  Equity loss from investments in
    unconsolidated subsidiaries . . . . . . . . . .              (69,154)            (20,000)      (82,154)      (41,581)
                                                     --------------------  ------------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE). . . . . . . . . . . .                5,028            (119,512)       19,583      (230,237)
                                                     --------------------  ------------------  ------------  ------------

  Minority interest in loss (income) of consolidated
    subsidiary. . . . . . . . . . . . . . . . . . .              (97,388)             68,902      (134,188)      156,489
                                                     --------------------  ------------------  ------------  ------------

NET LOSS AND COMPREHENSIVE LOSS . . . . . . . . . .  $          (279,752)  $        (604,334)  $  (179,290)  $(1,575,557)
                                                     ====================  ==================  ============  ============

  Weighted average number of
    common shares outstanding . . . . . . . . . . .           40,467,113          21,297,844    38,944,248    21,217,799
                                                     --------------------  ------------------  ------------  ------------


NET LOSS PER COMMON SHARE BASIC . . . . . . . . . .  $             (0.01)  $           (0.03)  $     (0.00)  $     (0.07)
                                                     --------------------  ------------------  ------------  ------------

NET LOSS PER COMMON SHARE DILUTED . . . . . . . . .  $             (0.01)  $           (0.03)  $     (0.00)  $     (0.07)
                                                     --------------------  ------------------  ------------  ------------

 See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS

                                                                            Unaudited
                                                               --------------------------------
                                                                         Six Months Ended
                                                                    JUNE 30,         June 30,
                                                                      2000             1999
                                                               ------------------  ------------
Operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $        (179,290)  $(1,575,557)
  Depreciation, depletion and amortization. . . . . . . . . .          1,879,080       398,300
  Issuance of common stock for services . . . . . . . . . . .            112,700             -
  Equity loss from investments in unconsolidated subsidiaries             82,154       41,581
  Loss on disposition of equipment. . . . . . . . . . . . . .                  -        29,803
  Minority interest in income (loss) of consolidated subsidiary          134,188      (156,489)
  Changes in assets and liabilities:
    Accounts receivable . . . . . . . . . . . . . . . . . . .             25,583       266,095
    Advances to operator. . . . . . . . . . . . . . . . . . .           (810,973)       86,552
    Inventory . . . . . . . . . . . . . . . . . . . . . . . .            119,819        (8,807)
    Other current assets. . . . . . . . . . . . . . . . . . .             63,457       278,609
    Accounts payable. . . . . . . . . . . . . . . . . . . . .                 62       811,413
    Accrued liabilities . . . . . . . . . . . . . . . . . . .            (63,353)     (444,348)
                                                               ------------------  ------------
NET CASH GENERATED (USED) IN OPERATING ACTIVITIES . . . . . .          1,363,427      (272,848)
                                                               ------------------  ------------

Investing activities:
  Investments in oil and gas properties . . . . . . . . . . .         (2,089,470)     (416,059)
  Purchase of property and equipment. . . . . . . . . . . . .           (347,811)     (306,916)
  Proceeds from the disposition of assets . . . . . . . . . .                  -        68,000
  Investments in and advances to oil and gas and other
    ventures. . . . . . . . . . . . . . . . . . . . . . . . .            (95,801)     (539,439)
                                                               ------------------  ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .         (2,533,082)   (1,194,414)
                                                               ------------------  ------------

Financing Activities:
  Proceeds from sales of common stock . . . . . . . . . . . .          3,186,762        25,660
  Share issue costs . . . . . . . . . . . . . . . . . . . . .           (252,338)            -
  Deferred share issue costs. . . . . . . . . . . . . . . . .                  -      (292,688)
                                                               ------------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . .          2,934,424      (267,028)
                                                               ------------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . .          1,764,769    (1,734,290)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . .          3,534,983     1,924,908
                                                               ------------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . .  $       5,299,752   $   190,618
                                                               ------------------  ------------

Non cash investing and financing activities:
  Issuance of common stock in connection with
    acquisition of minority interest in subsidiaries. . . . .  $       4,500,000   $   109,500
                                                               ==================  ============


 See accompanying notes to unaudited consolidated condensed financial statements

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999 (UNAUDITED)

(1) Basis of Presentation - The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CanArgo Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

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

        Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to, on an after-tax basis, an amount (the ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties.

(2)     Need  for  Significant Additional Capital, Possible Impairment of Assets

        Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. CanArgo had working capital of $5,158,906 at June 30, 2000, which is not sufficient to fully implement its current Ninotsminda field development plan, explore existing acreage and pursue the rights to new oil and gas licenses and opportunities in Georgia. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects.

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


        CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures (see note 4 and 5) in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of CanArgo, such entities or their respective stockholders or participants.

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

(3)     Property  and  Equipment,  Net

        Property and equipment, net of accumulated depreciation and impairment, at June 30, 2000 and December 31, 1999 include the following:

                                                                          December 31,
                                            JUNE 30, 2000                     1999
                            -------------------------------------------  -------------
                                             ACCUMULATED
                                            DEPRECIATION
                                 COST      AND IMPAIRMENT       NET           NET
                            -------------  --------------  ------------  -------------
Oil and gas related
   Equipment . . . . . . .  $   9,852,934  $    2,833,372  $  7,019,562  $   6,794,473
Office furniture, fixtures
   and equipment and other        648,172         383,088       265,084        306,652
                            -------------  --------------  ------------  -------------
PROPERTY AND EQUIPMENT . .  $  10,501,106  $    3,216,460  $  7,284,646  $   7,101,125
                            =============  ==============  ============  =============


        Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(4)     Oil  and  Gas  Properties,  Net

        CanArgo has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. Oil and gas properties, net of accumulated depletion and impairment, at June 30, 2000 and December 31, 1999 include the following:

                                                                          December 31,
                                           JUNE 30, 2000                      1999
                     ---------------------------------------------------  ------------
                       REPUBLIC OF
                         GEORGIA     CANADA        USA          TOTAL        TOTAL
                     --------------  -------  ------------  ------------  ------------
Proved properties .  $  21,416,380   $    --  $        --   $21,416,380   $19,331,883
Unproved properties     12,517,905    13,408    1,174,734    13,706,047    13,706,047
Less: accumulated
   depletion and
   impairment . . .     (2,857,159)       --   (1,174,734)   (4,031,893)   (2,330,893)
                     --------------  -------  ------------  ------------  ------------
TOTAL OIL AND GAS
PROPERTIES, NET . .  $  31,077,126   $13,408  $        --   $31,090,534   $30,707,037
                     ==============  =======  ============  ============  ============

        Unproved   properties   and   associated   costs   not  currently  being
        amortized and included in oil and gas properties were $12,531,313 at June 30, 2000 and December 31, 1999. Unproved oil and gas properties at June 30, 2000 include costs of $12,517,905 with respect to properties in Eastern Europe. These properties are expected to be evaluated over the next 54 months. Remaining costs of $13,408 relate to the minor property interests in Western Canada which are expected to be evaluated over the next 21 months. If no proved reserves are added, these properties could experience additional impairment.

(5)     Investments  in  and  Advances  to  Oil  and  Gas  and  Other  Ventures

        CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas ventures as of June 30, 2000 and December 31, 1999 is set out below:

                                                                        JUNE 30,     December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES             2000           1999
--------------------------------------------------------------------  ------------  --------------
Ukraine - Stynawske Field, Boryslaw
     Through 45% ownership of Boryslaw Oil  Company. . . . . . . . .  $ 6,086,254   $   6,086,254
Republic of Georgia - Sartichala
    Through 12.9% ownership of Georgian American Oil Refinery. . . .    1,008,845       1,008,845
Republic of Georgia - Ninotsminda
    Through an effective 42.5% ownership Sagarego Power Corporation.      635,713         635,713
Republic of Georgia - Ninotsminda
    Through an effective 50% ownership of East Georgian Pipeline Co.       40,000              --
Republic of Georgia - CanArgo Standard Oil Products J.V.
   Through an effective 50% ownership. . . . . . . . . . . . . . . .      100,000              --
Uentech International Corporation
    Through an effective 45% voting interest . . . . . . . . . . . .      230,111         274,310
                                                                      ------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $ 8,100,923   $   8,005,122
                                                                      ============  ==============

EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES
--------------------------------------------------------------------

Ukraine - Stynawske Field, Boryslaw. . . . . . . . . . . . . . . . .  $  (626,461)  $    (626,461)
Republic of Georgia - Sagarego Power Corporation . . . . . . . . . .     (186,074)       (186,074)
Uentech International Corporation. . . . . . . . . . . . . . . . . .     (105,733)        (23,579)
CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $  (918,268)  $    (836,114)
                                                                      ------------  --------------

IMPAIRMENT - STYNAWSKE FIELD . . . . . . . . . . . . . . . . . . . .   (5,459,793)     (5,459,793)
                                                                      ------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT. . . . . . . .  $ 1,722,862   $   1,709,215
                                                                      ============  ==============

        CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.


(6)     Accrued  Liabilities

        Accrued liabilities at June 30, 2000 and December 31, 1999 include the following:

                   JUNE 30,   December 31,
                     2000         1999
                   ---------  -------------
Professional fees  $       -  $     167,500
Share Issue Costs    191,121              -
Workovers . . . .     50,000        150,000
Other . . . . . .     88,937         75,911
                   ---------  -------------
                   $ 330,058  $     393,411
                   =========  =============

(7)     Stockholders'  Equity

                                           COMMON STOCK
                                   ---------------------------
                                    NUMBER OF
                                     SHARES                       ADDITIONAL                       TOTAL
                                   ISSUED AND                      PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                    ISSUABLE       PAR VALUE       CAPITAL         DEFICIT         EQUITY
                                  -------------  -------------  -------------  ---------------  ------------

TOTAL, DECEMBER 31, 1999 . . . .    37,352,922   $  3,735,292   $106,216,164   $  (72,088,832)  $37,862,624
Less shares issuable at
beginning of period. . . . . . .      (529,759)       (52,976)      (994,678)              --    (1,047,654)

Issuance of common stock upon
exchange of CanArgo Oil &
Gas Inc. Exchangeable Shares . .         7,068            707         13,271               --        13,978

Issuance of common stock for
services . . . . . . . . . . . .       140,000         14,000         98,700               --       112,700

Issuance of common stock
pursuant to private placement. .     3,695,000        369,500      2,814,666               --     3,184,166

Issuance of common stock to
purchase minority interest in
subsidiary . . . . . . . . . . .     4,054,054        405,405      4,094,595               --     4,500,000

Exercise of stock options. . . .         4,611            461          2,135               --         2,596

Share issue costs. . . . . . . .            --             --       (252,338)              --      (252,338)

Net loss . . . . . . . . . . . .            --             --             --         (179,290)     (179,290)
                                  -------------  -------------  -------------  ---------------  ------------
BALANCE, JUNE 30, 2000 . . . . .    44,723,896   $  4,472,389   $111,992,515   $  (72,268,122)  $44,196,782

Shares issuable with respect to
private placement. . . . . . . .    15,660,916      1,566,091     14,342,288               --    15,908,379
Less subscriptions receivable. .            --     (1,566,091)   (14,342,288)              --   (15,908,379)
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration       522,691         52,269        981,407               --     1,033,676
                                  -------------  -------------  -------------  ---------------  ------------
TOTAL, JUNE 30, 2000 . . . . . .    60,907,503   $  4,524,658   $112,973,922   $  (72,268,122)  $45,230,458
                                  =============  =============  =============  ===============  ============

        On June 27, 2000 CanArgo completed a private placement of 15,660,916 new common shares at Norwegian Kroner (NOK) 9.00 per share (approximately US$1.02 per share). Gross proceeds from the private placement of $15,908,379, less share issue costs of approximately $1,338,783, were received in July 2000. From the net proceeds, CanArgo is required to pay subscribers to the private placement a cash fee of 3.33% of the purchase price of their shares for each full 30 day period after closing until a registration statement registering such shares is declared effective by the Securities Exchange Commission. The maximum cash fee is 10% of the subscription price with the obligation to file a registration statement and the commencement of the first full 30 day period contingent upon receipt by CanArgo of all such information required to file a registration statement. On August 3, 2000 CanArgo filed a registration statement on Form S-3 to register the shares issued in connection with the private placement. On August 14, 2000 the registration statement had not yet been declared effective.

        At June 30, 2000, 100 shares of Voting Preferred Shares were also issued and outstanding. No other shares of the Company's preferred stock have been issued.

(8)     Net  Income  (Loss)  Per  Common  Share

        Basic and diluted net income (loss) per common share for the periods ended June 30, 2000 and June 30, 1999 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the six month periods ended June 30, 2000 and 1999 are 38,944,248 and 21,217,799 respectively. Options to purchase CanArgo's common stock were outstanding at June 30, 2000 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive. The weighted average number of shares outstanding at June 30, 2000 does not reflect the shares issuable with respect to the private placement of 15,660,916 shares of common stock in June 2000.

(9)     Commitments  and  Contingencies

        OIL  AND  GAS  PROPERTIES  AND  INVESTMENTS  IN  OIL  AND  GAS  VENTURES

        CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 2000, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

(10)    Segment  Information

        For the six month periods ended June 30, 2000 and 1999, CanArgo operated through one business segment, oil and gas exploration and production. Operating revenues for the six month periods ended June 30, 2000 and 1999 by geographical area were as follows:

                                                     JUNE 30, 2000   June 30, 1999
                                                     --------------  --------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
   Eastern Europe . . . . . . . . . . . . . . . . .  $    3,596,071  $      707,171
   Canada . . . . . . . . . . . . . . . . . . . . .              --         197,291
                                                     --------------  --------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $    3,596,071  $      904,462
                                                     ==============  ==============

Operating income (loss) for the six month periods ended June 30, 2000 and 1999 by geographical area were as follows:

                                                      JUNE 30,     June 30,
                                                        2000         1999
                                                     ----------  ------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
   Eastern Europe . . . . . . . . . . . . . . . . .  $ 701,334   $  (324,090)
   Canada . . . . . . . . . . . . . . . . . . . . .         --       (73,335)
                                                     ----------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $ 701,334   $  (397,425)

CORPORATE EXPENSES. . . . . . . . . . . . . . . . .  $(766,019)  $(1,104,384)
                                                     ----------  ------------
TOTAL OPERATING LOSS. . . . . . . . . . . . . . . .  $ (64,685)  $(1,501,809)
                                                     ==========  ============

Identifiable assets as of June 30, 2000 and December 31, 1999 by business segment and geographical area were as follows:

                                                      JUNE 30,    December 31,
                                                        2000          1999
                                                     -----------  -------------
CORPORATE
   Eastern Europe . . . . . . . . . . . . . . . . .  $    68,681  $     262,174
   Canada . . . . . . . . . . . . . . . . . . . . .    6,541,839      3,981,274
   Western Europe . . . . . . . . . . . . . . . . .       38,455         38,644
                                                     -----------  -------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $ 6,648,975  $   4,282,092
                                                     -----------  -------------

OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
   Eastern Europe . . . . . . . . . . . . . . . . .  $38,361,771  $  37,794,754
   Canada . . . . . . . . . . . . . . . . . . . . .       13,409         13,408
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $38,375,180  $  37,808,162
                                                     -----------  -------------

OTHER ENERGY INVESTMENTS
   Eastern Europe . . . . . . . . . . . . . . . . .  $ 1,598,484  $   1,458,484
   Canada . . . . . . . . . . . . . . . . . . . . .      124,378        250,731
                                                     -----------  -------------
                                                     $ 1,722,862  $   1,709,215
                                                     -----------  -------------
IDENTIFIABLE ASSETS - TOTAL . . . . . . . . . . . .  $46,747,017  $  43,799,469
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

LIQUIDITY,  CAPITAL  RESOURCES  AND  CHANGES  IN  FINANCIAL  CONDITION

     In June 2000, CanArgo Energy Corporation completed a private placement of 15,660,916 shares at Norwegian Kroner (NOK) 9.00 per share (approximately US$1.02 per share). Gross proceeds from the placement of NOK 141 million (approximately US$15,909,000), less share issue costs of approximately $1,339,000, were received in July 2000. In April 2000, CanArgo closed a private placement resulting in the issuance of 3,695,000 shares at NOK 7.50 per share for gross proceeds of $3,184,166. CanArgo's management believes that cash and cash equivalents at June 30, 2000, augmented by net proceeds from the June 2000 private placement and cash generated from operations should be sufficient to cover operating needs during the next twelve month period. However, no assurances can be given that CanArgo's operations will generate positive cash flow and that the funds provided by the sources noted above or from other sources will be sufficient to satisfy CanArgo's operating needs during the next twelve months.

     While CanArgo's management believes that CanArgo should have sufficient cash to cover operating expenses, CanArgo's cash balance at June 30, 2000 and subsequent proceeds from its June private placement are not sufficient to fully implement its current Ninotsminda field development plan, explore existing acreage and pursue the rights to new oil and gas licenses and opportunities in Georgia. Current development plans for the Ninotsminda field includes the completion of well N97 to the Cretaceous, a horizontal sidetrack of well N98 and seven major rehabilitations of existing wells, with a view towards increasing oil and gas production. The development plan is scheduled to be implemented in 2000 and the first half of 2001, but that timing is dependent upon key supplies and other equipment for the development being available promptly.

     In December 1998, Ninotsminda Oil Company, a wholly owned subsidiary of CanArgo, entered into a convertible loan agreement with International Finance Corporation ("IFC"), an affiliate of the World Bank, under which IFC agreed under specified conditions, to lend $6 million to Ninotsminda Oil Company primarily to fund the Ninotsminda field current development program. IFC has the right, upon notice to CanArgo, to terminate its loan commitment if, among other things, the first disbursement under the loan agreement is not made by June 30, 1999, or such other date as IFC and CanArgo agree. IFC has no obligation to disburse funds after June 29, 2000.

     No funds have been disbursed under the loan agreement. If funds were disbursed, IFC would have the right to convert all or part of the loan into common shares of Ninotsminda Oil Company. IFC would also have the ability to accept or reject joint venture or third party investment in the project. As a result of these and other conditions, CanArgo does not intend to draw from this loan.

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

     To  pursue  all  of  CanArgo's  projects  and  opportunities, CanArgo would require additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions including those with major stockholders, investment bankers and other companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

     CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures. If a loan from IFC was drawn, until Ninotsminda Oil Company repays the IFC loan, CanArgo will have the limited ability to transfer funds from Ninotsminda Oil Company to CanArgo.

CHANGES  IN  FINANCIAL  POSITION

     As of June 30, 2000, CanArgo had working capital of $5,159,000, compared to working capital of $2,729,000 as of December 31, 1999. The $2,430,000 increase in working capital from December 31, 1999 to June 30, 2000 principally reflects completion of private placements in April and June 2000 and a positive contribution to working capital from operations in the period, less capital expenditures.

     Cash and cash equivalents increased $1,765,000 during the first six months of 2000 from $3,535,000 at December 31, 1999 to $5,300,000 at June 30, 2000,
primarily as a result of the April 2000 private placement less operating and capital expenditures. Cash and cash equivalents at June 30, 2000 included $1,141,000 held by Ninotsminda Oil Company, to which CanArgo has limited access.

     Accounts receivable decreased from $464,000 at December 31, 1999 to $439,000 at June 30, 2000 primarily as a result of collection of accounts receivable relating to equipment rentals and gas sales in the prior quarter. Gas sales decreased in the second quarter of 2000 compared to the first quarter of 2000 as a result of the unanticipated shut down and maintenance overhaul of two generating units at the Gardabani power plant. In June 2000, deliveries commenced to a second purchaser of gas.

     Advances to operator increased from $nil at December 31, 1999 to $811,000 at June 30, 2000, as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

     Inventory decreased from $189,000 at December 31, 1999 to $69,000 at June 30, 2000, as result of the sale of oil from storage to the Georgian domestic and regional market during the period. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place additional production in storage. At June 30, 2000, approximately 20,000 barrels of oil were held in storage. Oil inventories are valued at lower of cost or market.

Other current assets decreased from $94,000 at December 31, 1999 to $31,000 at June 30, 2000, as a result of the amortization of prepaid expenses.

     Property and equipment, net, increased from $7,101,000 at December 31, 1999, to $7,285,000 at June 30, 2000, primarily as a result of the acquisition of gas production equipment, pipeline and other infrastructure.

     Oil and gas properties, net, increased from $30,707,000 at December 31, 1999, to $31,091,000 at June 30, 2000 primarily as a result of workover and capitalized general and administrative costs of $2,089,000 partially offset by depletion charges of $1,701,000.

     Investments in and advances to oil and gas and other ventures, net increased slightly from $1,709,000 at December 31, 1999, to $1,723,000. The increase reflects CanArgo's investment in CanArgo Standard Oil Products of
$100,000 and East Georgian Pipeline Company of $40,000, partially offset by CanArgo's equity share of loss of Uentech International Corporation. CanArgo Standard Oil will be the brand name of a chain of six stations in Tbilisi, the capital city of Georgia. CanArgo has agreed to provide $200,000 in equity funding to develop three additional stations for this chain. CanArgo will have the option but not the obligation to participate in 50% of any future petrol stations and to back in to ownership of 50% of the six existing stations. East Georgian Pipeline Company leases from Georgian Oil the pipeline used to transport natural gas from Sartichala to the Gardabani power plant.

     At June 30, 2000, CanArgo held 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding. Uentech International Corporation specializes in the exploitation of patented downhole-heating technology. The core technology of the Reservoir Heating System (RHS) heats the oil in the producing formation, lowering the viscosity and improving the oil's preferential ability to flow. The technology has been applied in the field with evidence showing flow rate increases typically in the 2 - 3 time's primary range. Uentech management believes this system, when fully developed will be a viable economic alternative to other tertiary recovery methods. Uentech International Corporation has developed relationships with several strategic partnerships that will assist in the further exploitation of the technology.

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 2000, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

     Minority interest in subsidiaries decreased to $nil at June 30, 2000 compared to $4,371,000 at December 31, 1999 following the acquisition by CanArgo in June 2000 of the minority shareholders 21.2% interest in Ninotsminda Oil Company. Total consideration paid was 4,054,054 new common shares of CanArgo at a price of $1.11 per share for total consideration of $4,500,000.

Subsequent to June 30, 2000 CanArgo received gross proceeds of approximately $15,909,000, less share issue costs of approximately $1,339,000, from the private placement of 15,660,916 shares of common stock in June 2000. From the net proceeds, CanArgo is required to pay subscribers to the private placement a cash fee of 3.33% of the purchase price of their shares for each full 30 day period after closing until a registration statement registering such shares is declared effective by the Securities Exchange Commission. The maximum cash fee is 10% of the subscription price with the obligation to file a registration statement and the commencement of the first full 30 day period contingent upon receipt by CanArgo of all such information required to file a registration statement. On August 3, 2000 CanArgo filed a registration statement on Form S-3 to register the shares issued in connection with the private placement. On August 14, 2000 the registration statement had not yet been declared effective.

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

RESULTS  OF  OPERATIONS

Six Month Period Ended June 30, 2000 Compared to Six Month Period Ended June 30, 1999

     In 1999, CanArgo completed its restructuring of the combined assets and administration of Fountain Oil Incorporated and CanArgo Oil & Gas Inc. following the business combination of the two companies in July 1998.
Since the business combination, CanArgo has focused primarily on the development of the Ninotsminda field and the reduction of corporate overheads.


     CanArgo recorded operating revenue of $3,596,000 during the six month period ended June 30, 2000 compared with $904,000 for the six month period ended June 30, 1999. The increase is primarily due to increases in gross crude oil and natural gas production from the Ninotsminda field, higher crude oil prices and service revenue.

     Ninotsminda Oil Company generated $2,600,000 of oil revenue and $631,000 of gas revenue in the six month period ended June 30, 2000 compared to $707,000 of oil revenue and $nil gas revenue for the six month period ended June 30, 1999. Its net share of the 244,787 barrels (1,352 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 126,590 barrels. An additional 9,800 barrels of oil were removed from storage and sold in the period. For the six month period ended June 30, 1999, Ninotsminda Oil Company's net share of the 205,700 barrels (1,136 barrels per day) of gross production was 71,300 barrels. During the six month period ended June 30, 1999, 7,700 barrels of oil were removed from storage and sold. Ninotsminda Oil Company's net share of the 791,000 thousand cubic feet (mcf) of gas delivered in the six month period ended June 30, 2000 was 514,000 mcf.

     All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the first half of 2000 averaged $19.06 per barrel as compared with an average of $8.95 per barrel in the first half of 1999. The net gas sales price during the first half of 2000 averaged $1.23 per mcf ($43.66 per thousand cubic meter).

     CanArgo recorded in the six months ended June 30, 2000, other revenue of $365,000 with respect to equipment rentals. There were no equipment rentals for the corresponding period in 1999.

     The operating loss for the six month period ended June 30, 2000 amounted to $65,000 compared with an operating loss of $1,502,000 for the corresponding period in 1999. The decrease in the operating loss is attributable primarily to increased oil production and sales, higher oil prices, the addition of gas sales and a significant reduction in general and administrative costs.

     Lease operating expenses increased to $632,000 for the six month period ended June 30, 2000 as compared to $500,000 for the six month period ended June 30, 1999. The increase is primarily a result of increased oil and gas production in the period.

     Direct project costs decreased to $384,000 for the six month period ended June 30, 2000, from $404,000 for the six month period ended June 30, 1999, reflecting efforts initiated in early 1999 to reduce Ninotsminda project expenses.

     General and administrative costs decreased to $766,000 for the six month period ended June 30, 2000, from $1,104,000 for the six month period ended June 30, 1999. The decrease is primarily attributable to higher legal costs in 1999 as part of the Fountain restructuring and reduction in involvement in development of the Stynawske field.

     The increase in depreciation, depletion and amortization expense from $398,000 for the six month period ended June 30, 1999 to $1,879,000 for the six month period ended June 30, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

     CanArgo recorded net other income of $20,000 for the six months ended June 30, 2000, as compared to other loss of $147,000 during the six months ended June 30, 1999. The principal reason for the increase is interest income during the six months ended June 30, 2000 on cash balances and the payment of facility fees in the six months ended June 30, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

     The net loss of $179,000 or $0.00 per share for the six month period ended June 30, 2000 compares to a net loss of $1,576,000, or $0.07 per share for the six month period ended June 30, 1999. The weighted average number of common shares outstanding was substantially higher during the six month period ended June 30, 2000 than during the six month period ended June 30, 1999, due in large part to a registered public offering in August 1999 and private placements in late 1999, April 2000 and June 2000.


Three Month Period Ended June 30, 2000 Compared to Three Month Period Ended June 30, 1999

CanArgo recorded operating revenue of $1,515,000 during the three month period ended June 30, 2000 compared with $791,000 for the three month period ended June 30, 1999. The increase is primarily due to increases in gross crude oil and natural gas production from the Ninotsminda field, higher crude oil prices and service revenue.

     Ninotsminda Oil Company generated $1,164,000 of oil revenue and $182,000 of gas revenue in the three month period ended June 30, 2000 compared to $639,000 of oil revenue and $nil gas revenue for the three month period ended June 30, 1999. Ninotsminda Oil Company's net share of the 117,655 barrels (1,293 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 60,200 barrels. An additional 270 barrels of oil were placed into storage in the period. For the three month period ended June 30, 1999,
Ninotsminda  Oil  Company's  net  share of the 97,900 barrels (1,076 barrels per day) of gross production was 32,200 barrels. An additional 39,000 barrels of oil was sold from storage in the three month period ended June 30, 1999. Ninotsminda Oil Company's net share of the 238,000 mcf of gas delivered in the three month period ended June 30, 2000 was 154,700 mcf. No gas was delivered in the three month period ended June 30, 1999. Gas revenue decreased to $182,000 in the second quarter of 2000 compared to $449,000 in the first quarter of 2000 as a result of the unanticipated shut down and maintenance overhaul of two generating units at the Gardabani power plant. In June 2000, deliveries commenced to a second purchaser of gas.

     All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the second quarter of 2000 averaged $19.42 per barrel as compared with an average of $8.99 per barrel in the three month period ended June 30, 1999. The net gas sales price during the second quarter of 2000 averaged $1.18 per mcf ($41.88 per thousand cubic meter).

     CanArgo recorded other revenue of $169,000 in the three months ended June 30, 2000 with respect to equipment rentals. There were no equipment rentals for the corresponding period in 1999.

     The operating loss for the three month period ended June 30, 2000 amounted to $187,000 compared with an operating loss of $554,000 for the corresponding period in 1999. The decrease in the operating loss is attributable primarily to increased oil production and sales, higher oil prices and the addition of gas sales.

 Lease operating expenses decreased to $260,000 for the three month period ended June 30, 2000 as compared to $433,000 for the three month period ended June 30, 1999. The decrease is primarily a result of operating costs related to oil removed from storage and sold in the three months ended June 30, 1999.

     Direct project costs increased to $247,000 for the three month period ended June 30, 2000, from $118,000 for the three month period ended June 30, 1999, reflecting increased activity related to development of the Ninotsminda field and settlement of all potential claims in relation to the Maykop project.

     General and administrative costs decreased to $392,000 for the three month period ended June 30, 2000, from $420,000 for the three month period ended June 30, 1999.

     The increase in depreciation, depletion and amortization expense from $373,000 for the three month period ended June 30, 1999 to $804,000 for the three month period ended June 30, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

     CanArgo recorded net other income of $5,000 for the three months ended June 30, 2000, as compared to other loss of $120,000 during the three months ended June 30, 1999. The principal reason for the increase is interest income during the three months ended June 30, 2000 on cash balances and the payment of facility fees in the three months ended June 30, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation. The equity loss from investments in unconsolidated subsidiaries increased to $69,000 for the three month period ended June 30, 2000, from $20,000 for the three month period ended June 30, 1999 as a result as a result of greater activity by Uentech International Corporation, partially offset by the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

     The net loss of $280,000 or $0.01 per share for the three month period ended June 30, 2000 compares to a net loss of $604,000, or $0.03 per share for the three month period ended June 30, 1999. The weighted average number of common shares outstanding was substantially higher during the six month period ended June 30, 2000 than during the six month period ended June 30, 1999, due in large part to a registered public offering in August 1999 and private placements in late 1999, April 2000 and June 2000.

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

Most of CanArgo's interests in oil and gas properties and ventures are located in Eastern European countries. Operations in those countries are subject to certain additional risks including the following:

-     legal  uncertainties  regarding  the  enforceability  of  contracts;
-     currency  convertibility  and  transferability;
-     unexpected  changes  in  tax  rates;
-     political  instability;
-     sudden  or  unexpected changes in demand for crude oil and or natural gas;
-     availability  of  trained  personnel;  and
- availability of equipment and services and other factors that could significantly change the economics of production.

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

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     An annual meeting of stockholders was held on June 14, 2000. Stockholders voted (1) to elect five directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified, (2) to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants of CanArgo for the year ending December 31, 2000, and (3) to approve a proposed increase in CanArgo's authorized Common Stock from 50,000,000 to 150,000,000 shares. On the record date, May 2, 2000, there were 40,664,263 shares of the voting securities of CanArgo outstanding and entitled to vote.

With respect to the election of the five directors, the tabulation of votes was as follows:

NOMINEE           VOTES FOR   WITHHELD   BROKER NON-VOTES
----------------  ---------   --------  ----------------
Michael Binnion   28,049,379   19,741          -
Russell Hammond   28,049,379   19,741          -
Peder Paus        28,049,379   19,741          -
David Robson      28,049,379   19,741          -
Nils N. Trulsvik  28,049,379   19,741          -

With respect to the ratification of the selection of PricewaterhouseCoopers LLP as CanArgo's independent public accountant, the tabulation of votes was 28,052,039 in favor, 15,910 against, 1,161 abstentions and no broker non-votes.

With respect to the proposal to increase CanArgo's authorized Common Stock from 50,000,000 to 150,000,000 shares, the tabulation of votes was 27,954,679 in favor, 104,552 against, 9.959 abstentions and no broker non-votes.

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

   4(1)    Registration Rights Agreement between Registrant and JKX Nederland B.V. dated June
          28, 2000, relating to purchase of 21.2% interest in Ninotsminda Oil Company
         (Incorporated herein by reference from July 20, 2000 Form 8-K).

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

 *10(9)
           Employment Contract between CanArgo Energy Inc. and Anthony J. Potter (Incorporated
         herein by reference from September 30, 199

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

 10(24)    Term Sheet dated June 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

 10(25)    Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

 10(26)    Subscription Agreement between Registrant and JKX Nederland B.V. dated June 15, 2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company  (Incorporated herein by reference from July 20, 2000 Form 8-K).

    21     List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

    27     Financial Data Schedule.

 (b)  Reports  on  Form  8-K:

          On June 16, 2000, CanArgo filed a Form 8-K dated June 6, 2000 reporting Item 5. Other Events and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, regarding a press release dated June 6, 2000 announcing its initiatives for the Caspian region.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CANARGO  ENERGY  CORPORATION



Date:  August  14,  2000      By:     /s/Anthony Potter
                                      -------------------
                                      Anthony Potter
                                      VP Finance & Group Controller