Form 10-Q
period 2000-09-30
CANARGO ENERGY CORP
filed 2000-11-14
CIK 310316

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

[  X  ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[     ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                       COMMISSION FILE NUMBER      0-9147
                                                -----------


                         CANARGO  ENERGY  CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                 91-0881481
-------------------------------------     -------------------------------------
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)


     CanArgo Services (UK) Limited
      150 Buckingham Palace Road
          London,  England                              SW1W  9TR
-------------------------------------     -------------------------------------
       (ADDRESS OF PRINCIPAL                           (ZIP CODE)
         EXECUTIVE OFFICES)


                                (0)207  808  4700
--------------------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


          1580,727 - 7th Avenue S.W. , Calgary, Alberta, Canada T2P 0Z5
--------------------------------------------------------------------------------
    (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [ X ]     No  [   ]

The number of shares of registrant's common stock outstanding on September 30, 2000 was 73,051,877. An additional 475,291 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  BALANCE  SHEET


                                                                Unaudited
                                                       ----------------------------
                                                       SEPTEMBER 30,   December 31,
                                                           2000           1999
                                                       -------------  -------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . .  $ 33,357,134   $  3,534,983
Accounts receivable . . . . . . . . . . . . . . . . .       650,525        464,435
Advances to operator. . . . . . . . . . . . . . . . .     1,063,972              -
Inventory . . . . . . . . . . . . . . . . . . . . . .       221,681        188,500
Other current assets. . . . . . . . . . . . . . . . .        24,936         94,174
                                                       -------------  -------------
Total current assets. . . . . . . . . . . . . . . . .  $ 35,318,248   $  4,282,092

Property and equipment, net . . . . . . . . . . . . .     7,393,472      7,101,125
Oil and gas properties, net, full cost method
  (including unevaluated amounts of $13,017,790
   and $12,531,313 respectively). . . . . . . . . . .    34,043,891     30,707,037
Investments in and advances to oil and gas and other
  ventures net. . . . . . . . . . . . . . . . . . . .     2,052,528      1,709,215
                                                       -------------  -------------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . .  $ 78,808,139   $ 43,799,469
                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable. . . . . . . . . . . . . . . . . . .  $    900,523   $  1,159,949
Advances from joint venture partner . . . . . . . . .     5,200,334              -
Accrued liabilities . . . . . . . . . . . . . . . . .       322,270        393,411
                                                       -------------  -------------
Total current liabilities . . . . . . . . . . . . . .  $  6,423,127   $  1,553,360

Provision for future site restoration . . . . . . . .        33,490         12,700
Minority interest in subsidiary . . . . . . . . . . .       400,000      4,370,785

Stockholders' equity:
Preferred stock, par value $0.10 per share. . . . . .             -              -
Common stock, par value $0.10 per share . . . . . . .     7,352,717      3,735,292
Capital in excess of par value. . . . . . . . . . . .   137,579,656    106,216,164
Accumulated deficit . . . . . . . . . . . . . . . . .   (72,980,851)   (72,088,832)
                                                       -------------  -------------
Total stockholders' equity. . . . . . . . . . . . . .  $ 71,951,522   $ 37,862,624
                                                       -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . .  $ 78,808,139   $ 43,799,469
                                                       =============  =============

 See accompanying notes to unaudited consolidated condensed financial statements



                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS


                                                             Unaudited                    Unaudited
                                                     --------------------------  --------------------------
                                                         Three Months Ended         Nine Months Ended
                                                     SEPTEMBER 30, September 30, SEPTEMBER 30, September 30,
                                                         2000          1999          2000          1999
                                                     ------------  ------------  ------------  ------------
Operating Revenues:
Oil and gas sales . . . . . . . . . . . . . . . . .  $ 1,163,277   $ 1,156,652   $ 4,394,448   $ 2,061,114
Other . . . . . . . . . . . . . . . . . . . . . . .            -             -       364,900             -
                                                     ------------  ------------  ------------  ------------
                                                       1,163,277     1,156,652     4,759,348     2,061,114
                                                     ------------  ------------  ------------  ------------

Operating Expenses:
Lease operating expense . . . . . . . . . . . . . .      231,558       351,229       863,686       851,279
Direct project costs. . . . . . . . . . . . . . . .      178,200       326,823       561,729       730,360
General and administrative. . . . . . . . . . . . .      780,718       446,069     1,546,737     1,550,453
Depreciation, depletion and amortization. . . . . .      761,000       428,900     2,640,080       827,200
Impairment of oil and gas ventures. . . . . . . . .            -     5,459,793             -     5,459,793
                                                     ------------  ------------  ------------  ------------
                                                       1,951,476     7,012,814     5,612,232     9,419,085
                                                     ------------  ------------  ------------  ------------

OPERATING LOSS. . . . . . . . . . . . . . . . . . .     (788,199)   (5,856,162)     (852,884)   (7,357,971)
                                                     ------------  ------------  ------------  ------------

Other Income (Expense):
Interest, net . . . . . . . . . . . . . . . . . . .      268,450       (17,946)      369,913      (168,566)
Other . . . . . . . . . . . . . . . . . . . . . . .      (37,980)      (65,482)      (37,706)      (73,715)
Gain (loss) on disposition of equipment . . . . . .            -        40,314             -        10,511
Equity loss from investments in
  unconsolidated subsidiaries . . . . . . . . . . .     (155,000)      (10,000)     (237,154)      (51,581)
                                                     ------------  ------------  ------------  ------------
TOTAL OTHER INCOME (EXPENSE). . . . . . . . . . . .       75,470       (53,114)       95,053      (283,351)
                                                     ------------  ------------  ------------  ------------

Minority interest in loss (income) of consolidated
  subsidiary. . . . . . . . . . . . . . . . . . . .            -       (29,593)     (134,188)      126,896
                                                     ------------  ------------  ------------  ------------

NET LOSS AND COMPREHENSIVE LOSS . . . . . . . . . .  $  (712,729)  $(5,938,869)  $  (892,019)  $(7,514,426)
                                                     ============  ============  ============  ============

Weighted average number of
  common shares outstanding . . . . . . . . . . . .   66,574,449    23,751,802    48,221,542    23,660,246
                                                     ------------  ------------  ------------  ------------


NET LOSS PER COMMON SHARE -- BASIC  . . . . . . . .  $     (0.01)  $     (0.25)  $     (0.02)  $     (0.32)
                                                     ------------  ------------  ------------  ------------

NET LOSS PER COMMON SHARE -- DILUTED  . . . . . . .  $     (0.01)  $     (0.03)  $     (0.02)  $     (0.07)
                                                     ------------  ------------  ------------  ------------

See accompanying notes to unaudited consolidated condensed financial statements


                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1.     FINANCIAL  STATEMENTS
             CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS


                                                                       Unaudited
                                                               --------------------------
                                                                   Nine Months Ended
                                                               SEPTEMBER 30, September 30,
                                                                   2000          1999
                                                               ------------  ------------
Operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (892,019)  $(7,514,426)
Depreciation, depletion and amortization. . . . . . . . . . .    2,640,080       827,200
Issuance of common stock for services . . . . . . . . . . . .      112,700             -
Impairment of oil and gas ventures. . . . . . . . . . . . . .            -     5,459,793
Equity loss from investments in unconsolidated subsidiaries .      237,154        51,581
Loss (gain) on disposition of equipment . . . . . . . . . . .            -       (10,511)
Minority interest in income (loss) of consolidated subsidiary      134,188      (126,896)
Changes in assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .     (186,090)        8,096
Advances to operator. . . . . . . . . . . . . . . . . . . . .   (1,063,972)      376,890
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . .      (33,181)      142,405
Other current assets. . . . . . . . . . . . . . . . . . . . .       69,238       350,349
Accounts payable. . . . . . . . . . . . . . . . . . . . . . .     (259,426)      616,128
Accrued liabilities . . . . . . . . . . . . . . . . . . . . .      (71,141)     (763,659)
                                                               ------------  ------------
NET CASH GENERATED (USED) IN OPERATING ACTIVITIES . . . . . .      687,531      (583,050)
                                                               ------------  ------------

Investing activities:
Investments in oil and gas properties . . . . . . . . . . . .   (2,846,017)   (1,446,876)
Purchase of property and equipment. . . . . . . . . . . . . .   (3,420,854)     (374,458)
Proceeds from the disposition of assets . . . . . . . . . . .       13,408       868,000
Investments in and advances to oil and gas and other
  ventures. . . . . . . . . . . . . . . . . . . . . . . . . .     (580,467)     (513,642)
Advances from joint venture partner . . . . . . . . . . . . .    5,200,334             -
                                                               ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . .   (1,633,596)   (1,466,976)
                                                               ------------  ------------

Financing Activities:
  Proceeds from sales of common stock . . . . . . . . . . . .   32,928,728     3,670,303
  Share issue costs . . . . . . . . . . . . . . . . . . . . .   (2,560,512)     (655,917)
  Proceeds from minority interest . . . . . . . . . . . . . .      400,000             -
                                                               ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . .   30,768,216     3,014,386
                                                               ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .   29,822,151       964,360
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . . . .    3,534,983     1,924,908
                                                               ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . . . .  $33,357,134   $ 2,889,268
                                                               ------------  ------------

Non cash investing and financing activities:
Issuance of common stock in connection with
  acquisition of minority interest in subsidiaries. . . . . .  $ 4,500,000             -
Issuance of common stock in connection with
  acquisition of oil and gas properties . . . . . . . . . . .            -   $   109,500
                                                               ------------  ------------
                                                               $ 4,500,000   $   109,500
                                                               ============  ============

See accompanying notes to unaudited consolidated condensed financial statements.


                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  1. FINANCIAL  STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999 (UNAUDITED)

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

     Oil and Gas Properties - CanArgo and the unconsolidated entities for which it accounts using the equity method, account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred.

     Capitalized oil and gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, are limited to, on an after tax basis, an amount (the ceiling limitation) equal to (a) the present value (discounted at 10%) of estimated future net revenues from the projected production of proved oil and gas reserves, calculated at prices in effect as of the balance sheet date (with consideration of price changes only to the extent provided by fixed and determinable contractual arrangements), plus (b) the lower of cost or estimated fair value of unproved and unevaluated properties.

(2)     Possible  Impairment  of  Assets

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

(3)     Property  and  Equipment,  Net

Property and equipment, net of accumulated depreciation and impairment, at September 30, 2000 and December 31, 1999 include the following:



                                                                        December 31,
                                        SEPTEMBER 30, 2000                 1999
                            ------------------------------------------  ------------
                                          ACCUMULATED
                                          DEPRECIATION
                                COST      AND IMPAIRMENT        NET         NET
                            ------------------------------------------  ------------
Oil and gas related
   Equipment . . . . . . .  $ 9,914,410  $ 2,893,035        $7,021,375  $ 6,794,473
Office furniture, fixtures
   and equipment and other      756,522      384,425           372,097      306,652
                            ------------------------------------------  ------------
PROPERTY AND EQUIPMENT . .  $10,670,932  $ 3,277,460        $7,393,472  $ 7,101,125
                            ==========================================  ============

Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which has been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(4)     Oil  and  Gas  Properties,  Net

     CanArgo has acquired interests in oil and gas properties through joint ventures and other joint operating arrangements. Oil and gas properties, net of accumulated depletion and impairment, at September 30, 2000 and December 31, 1999 include the following:

                                                                       December 31,
                                          SEPTEMBER 30, 2000               1999
                             ----------------------------------------  ------------
                              REPUBLIC OF
                               GEORGIA         USA          TOTAL         TOTAL
                             ----------------------------------------  ------------
Proved properties . . . . .  $24,717,550   $        --   $24,717,550   $19,331,883
Unproved properties . . . .   13,017,790     1,174,734    14,192,524    13,706,047
Less: accumulated
   depletion and impairment   (3,691,449)   (1,174,734)   (4,866,183)   (2,330,893)
                             ----------------------------------------  ------------
TOTAL OIL AND GAS
PROPERTIES, NET . . . . . .  $34,043,891   $        --   $34,043,891   $30,707,037
                             ========================================  ============

Unproved properties and associated costs not currently being amortized and included in oil and gas properties were $13,017,790 at September 30, 2000 and $12,531,313 at December 31, 1999. Unproved oil and gas properties at September 30, 2000 with respect to properties in Republic of Georgia are expected to be evaluated over the next 51 months.

(5)     Investments  in  and  Advances  to  Oil  and  Gas  and  Other  Ventures

CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas ventures as of September 30, 2000 and December 31, 1999 is set out below:

                                                                       SEPTEMBER 30,    December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES              2000             1999
--------------------------------------------------------------------  ---------------  --------------
 Ukraine - Stynawske Field, Boryslaw
     Through 45% ownership of Boryslaw Oil  Company. . . . . . . . .  $    6,086,254   $   6,086,254
 Republic of Georgia - Sartichala
    Through 12.9% ownership of Georgian American Oil Refinery. . . .       1,008,845       1,008,845
Republic of Georgia - Ninotsminda
    Through  42.5% effective ownership Sagarego Power Corporation. .         635,713         635,713
Republic of Georgia - Ninotsminda
    Through an effective 50% ownership of East Georgian Pipeline Co.          90,500              --
Republic of Georgia - CanArgo Standard Oil Products J.V.
   Through an effective 50% ownership. . . . . . . . . . . . . . . .         400,000              --
Uentech International Corporation
    Through an effective 45% voting interest . . . . . . . . . . . .         289,276         274,310
Other Investments. . . . . . . . . . . . . . . . . . . . . . . . . .          75,001              --
                                                                      ---------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,585,589   $   8,005,122
                                                                      ---------------  --------------

EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES
--------------------------------------------------------------------

Ukraine - Stynawske Field, Boryslaw. . . . . . . . . . . . . . . . .  $     (626,461)  $    (626,461)
Republic of Georgia - Sagarego Power Corporation . . . . . . . . . .        (186,074)       (186,074)
Republic of Georgia - East Georgian Pipeline Co. . . . . . . . . . .         (50,000)             --
Republic of Georgia - CanArgo Standard Oil Products J.V. . . . . . .         (50,000)             --
Uentech International Corporation. . . . . . . . . . . . . . . . . .        (160,733)        (23,579)
CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
AND OTHER VENTURES . . . . . . . . . . . . . . . . . . . . . . . . .  $   (1,073,268)  $    (836,114)
                                                                      ---------------  --------------

IMPAIRMENT - STYNAWSKE FIELD . . . . . . . . . . . . . . . . . . . .      (5,459,793)     (5,459,793)
                                                                      ---------------  --------------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT. . . . . . . .  $    2,052,528   $   1,709,215
                                                                      ===============  ==============

CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(6)     Accrued  Liabilities

Accrued liabilities at September 30, 2000 and December 31, 1999 include the following:

                      SEPTEMBER 30,   December 31,
                           2000          1999
                     --------------  --------------
Professional fees .  $      72,790   $     167,500
Share issue costs .         50,000               -
Workovers . . . . .             --         150,000
Severance and other        200,000          75,911
                     --------------  --------------
                     $     322,270   $     393,411
                     ==============  ==============

(7)     Stockholders'  Equity

                                     COMMON STOCK
                                ----------------------
                                NUMBER OF
                                 SHARES                   ADDITIONAL
                               ISSUED AND                  PAID-IN       ACCUMULATED
                                ISSUABLE     PAR VALUE     CAPITAL         DEFICIT        TOTAL
                               -----------  -----------  -------------  -------------  -----------
TOTAL, DECEMBER 31, 1999. . .  37,352,922   $3,735,292   $106,216,164   $(72,088,832)  $37,862,624

Less shares issuable at
beginning of period . . . . .    (529,759)     (52,976)      (994,678)            --    (1,047,654)

Issuance of common stock
upon exchange of CanArgo
Oil & Gas Inc. Exchangeable
Shares. . . . . . . . . . . .      54,468        5,447        102,269             --       107,716

Issuance of common stock
for services. . . . . . . . .     140,000       14,000         98,700                      112,700

Issuance of common stock
for cash pursuant to private
placement . . . . . . . . . .   3,695,000      369,500      2,814,666             --     3,184,166

Issuance of common stock to
purchase minority interest in
subsidiary. . . . . . . . . .   4,054,054      405,405      4,094,595             --     4,500,000

Exercise of stock options . .     624,276       62,428        164,833             --       227,261

Issuance of common stock
for cash pursuant to June
private placement . . . . . .  15,660,916    1,566,092     13,795,415             --    15,361,507

Issuance of common stock
for cash pursuant to August
private placement . . . . . .  12,000,000    1,200,000     12,955,795             --    14,155,795

Share issue costs . . . . . .          --           --     (2,560,512)            --    (2,560,512)

Net loss. . . . . . . . . . .          --           --             --       (892,019)     (892,019)
                               -----------  -----------  -------------  -------------  ------------
BALANCE, SEPTEMBER 30,
2000. . . . . . . . . . . . .  73,051,877   $7,305,188   $136,687,247   $(72,980,851)  $71,011,584

Shares issuable upon
exchange of CanArgo Oil &
Gas Inc. Exchangeable
Shares without receipt of
further consideration . . . .     475,291       47,529        892,409                      939,938
                               -----------  -----------  -------------  -------------  ------------
TOTAL, SEPTEMBER 30, 2000 . .  73,527,168   $7,352,717   $137,579,656   $(72,980,851)  $71,951,522
                               ===========  ===========  =============  =============  ============

At September 30, 2000, 100 shares of Voting Preferred Shares were also issued and outstanding. No other shares of the Company's preferred stock have been issued.

(8)     Net  Income  (Loss)  Per  Common  Share

     Basic and diluted net income (loss) per common share for the periods ended September 30, 2000 and September 30, 1999 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the nine month periods ended September 30, 2000 and 1999 are 48,221,542 and 23,660,246 respectively. Options to purchase CanArgo's common stock were outstanding at September 30, 2000 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive.

(9)     Commitments  and  Contingencies

     OIL  AND  GAS  PROPERTIES  AND  INVESTMENTS  IN  OIL  AND  GAS  VENTURES

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 2000, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

     In September 2000, CanArgo entered into a ten year office lease agreement at an annual rental of approximately $213,000 per annum.

(10)     Segment  Information

     For the nine month periods ended September 30, 2000 and 1999, CanArgo operated through one business segment, oil and gas exploration and production. Operating revenues for the nine month periods ended September 30, 2000 and 1999 by geographical area were as follows:

                                                     SEPTEMBER 30,  September 30,
                                                         2000          1999
                                                     -------------  -------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
Eastern Europe. . . . . . . . . . . . . . . . . . .  $   4,759,348  $   1,817,347
Canada. . . . . . . . . . . . . . . . . . . . . . .             --        243,767
                                                     -------------  -------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $   4,759,348  $   2,061,114
                                                     =============  =============

Operating income (loss) for the nine month periods ended September 30, 2000 and 1999 by geographical area were as follows:


                                                     SEPTEMBER 30,  September 30,
                                                         2000           1999
                                                     -------------  -------------
OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
Eastern Europe. . . . . . . . . . . . . . . . . . .  $    975,227   $ (5,912,671)
Canada. . . . . . . . . . . . . . . . . . . . . . .            --         62,590
                                                     -------------  -------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $    975,227   $ (5,850,081)

CORPORATE EXPENSES. . . . . . . . . . . . . . . . .  $ (1,828,111)  $ (1,507,890)
                                                     -------------  -------------
TOTAL OPERATING LOSS. . . . . . . . . . . . . . . .  $   (852,884)  $ (7,357,971)
                                                     =============  =============

Identifiable assets as of September 30, 2000 and December 31, 1999 by business segment and geographical area were as follows:


                                                     SEPTEMBER 30,  December 31,
                                                         2000          1999
                                                     -------------  ------------
CORPORATE
  Eastern Europe. . . . . . . . . . . . . . . . . .  $    221,681   $    262,174
  Canada. . . . . . . . . . . . . . . . . . . . . .    35,096,567      3,981,274
  Western Europe. . . . . . . . . . . . . . . . . .            --         38,644
                                                     -------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $ 35,318,248   $  4,282,092
                                                     -------------  ------------

OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
  Eastern Europe. . . . . . . . . . . . . . . . . .  $ 41,437,363   $ 37,794,754
  Canada. . . . . . . . . . . . . . . . . . . . . .            --         13,408
                                                     -------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . .  $ 41,437,363   $ 37,808,162
                                                     -------------  ------------

OTHER ENERGY INVESTMENTS
 Eastern Europe . . . . . . . . . . . . . . . . . .  $  1,923,985   $  1,458,484
 Canada . . . . . . . . . . . . . . . . . . . . . .       128,543        250,731
                                                     -------------  ------------
                                                     $  2,052,528   $  1,709,215
                                                     -------------  ------------
IDENTIFIABLE ASSETS - TOTAL . . . . . . . . . . . .  $ 78,808,139   $ 43,799,469
                                                     =============  ============

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

LIQUIDITY,  CAPITAL  RESOURCES  AND  CHANGES  IN  FINANCIAL  CONDITION

In August, 2000, CanArgo closed a private placement of 12,000,000 new shares at Norwegian Kroner (NOK) 11.20 per share. Gross proceeds from the placement were approximately US$14.2 million. In June 2000, CanArgo Energy Corporation completed a private placement of 15,660,916 shares at NOK 9.00 per share. Gross proceeds from the placement were approximately US$15.4 million. In April 2000, CanArgo closed a private placement resulting in the issuance of 3,695,000 shares at NOK 7.50 per share for gross proceeds of $3.2 million.

CanArgo's management believes that cash and cash equivalents at September 30, 2000 should be sufficient to cover operating needs for existing projects during the next twelve month period. Also, CanArgo's cash balance at September 30, 2000 satisfies CanArgo's near term funding requirements with respect to its current activities in the Republic of Georgia. Current development plans for the Ninotsminda field includes the completion of well N97 to the Cretaceous, a horizontal sidetrack of wells N48 and N53 several rehabilitations of existing wells, with a view towards increasing oil and gas production. The development plan is scheduled to be implemented in 2000 and the first half of 2001, but that timing is dependent upon key supplies and other equipment for the development being available promptly.

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

No funds have been disbursed under the loan agreement. If funds were disbursed, IFC would have the right to convert all or part of the loan into common shares of Ninotsminda Oil Company. IFC would also have the ability to accept or reject joint venture or third party investment in the project. As a result of these and other conditions, CanArgo does not intend to draw from this loan in its current form.

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

To  pursue  additional  projects  and  opportunities,  CanArgo  would  require additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on continuing discussions including those with major stockholders, investment bankers and other companies, CanArgo believes that such required funds will be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures.
CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures. If a loan from IFC was drawn, until Ninotsminda Oil Company repays the IFC loan, CanArgo would have a limited ability to transfer funds from Ninotsminda Oil Company to CanArgo.

CHANGES  IN  FINANCIAL  POSITION

     As of September 30, 2000, CanArgo had working capital of $28,895,000, compared to working capital of $2,729,000 as of December 31, 1999. The $26,166,000 increase in working capital from December 31, 1999 to September 30, 2000 principally reflects completion of private placements in April, June and August 2000 and a positive contribution to working capital from operations in the period, less capital expenditures.

     Cash and cash equivalents increased $29,822,000 during the first nine months of 2000 from $3,535,000 at December 31, 1999 to $33,357,000 at September 30, 2000, primarily as a result of the April, June and August 2000 private placements less operating and capital expenditures. Cash and cash equivalents at September 30, 2000 included $5,200,000 held by Ninotsminda Oil Company with respect to initial advances, less capital expenditures, from AES Gardabani related to AES Gardabani's participation in a three well exploration program in the Republic of Georgia.

     Accounts receivable increased from $464,000 at December 31, 1999 to $651,000 at September 30, 2000 primarily as a result of increased gas sales in the three months ended September 30, 2000 compared to the prior quarter.

     Advances to operator increased from $nil at December 31, 1999 to $1,064,000 at September 30, 2000, as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

     Inventory  increased  from  $189,000  at  December  31, 1999 to $222,000 at
September 30, 2000, as result of the placement of crude oil into storage for future sale to the Georgian domestic and regional market. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place additional production in storage. At September 30, 2000, approximately 47,000 barrels of oil were held in storage. Oil inventories are valued at lower of cost or market. In early October 2000, CanArgo sold approximately 18,900 barrels of oil from storage at a price of $23.13 per barrel.

Other current assets decreased from $94,000 at December 31, 1999 to $25,000 at September 30, 2000, as a result of the amortization of prepaid expenses.

     Property and equipment, net, increased from $7,101,000 at December 31, 1999, to $7,393,000 at September 30, 2000, primarily as a result of the acquisition of gas production equipment, pipeline and other infrastructure.

     Oil and gas properties, net, increased from $30,707,000 at December 31, 1999, to $34,044,000 at September 30, 2000 primarily as a result of drilling and workover costs partially offset by depletion charges of $2,535,000.

     Investments in and advances to oil and gas and other ventures, net increased slightly from $1,709,000 at December 31, 1999, to $2,053,000. The increase reflects CanArgo's investment in CanArgo Standard Oil Products of
$400,000 and East Georgian Pipeline Company of $90,000, partially offset by CanArgo's equity share of loss of Uentech International Corporation, CanArgo Standard Oil Products and East Georgian Pipeline Company. CanArgo Standard Oil is the brand name of a chain of petrol stations being developed in Tbilisi, the capital city of Georgia. CanArgo will have the option but not the obligation to participate in 50% of any future petrol stations and to back in to ownership of 50% of the six existing stations. East Georgian Pipeline Company leases from Georgian Oil the pipeline used to transport natural gas from Sartichala to the Gardabani power plant.

     At September 30, 2000, CanArgo held 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding. Uentech International Corporation specializes in the exploitation of patented downhole-heating technology.

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 2000, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

     Accrued liabilities decreased to $322,000 at September 30, 2000 from $393,000 at December 31, 1999 primarily as a result of net advances in 2000 to the operator of the Ninotsminda field for workover and drilling operations. The decrease in accrued liabilities was partially offset by severance costs of $200,000 associated with the move of administrative and finance functions from Calgary to London in the third quarter of 2000. These costs are expected to be paid over the next nine months.

     Advances from joint venture partner increased to $5,220,000 at September 30, 2000 compared to $nil at December 31, 1999 as advances, less capital expenditures, were received from AES Gardabani related to AES Gardabani's participation in a three well exploration program in the Republic of Georgia.

Minority interest in subsidiaries decreased to $400,000 at September 30, 2000 compared to $4,371,000 at December 31, 1999 following the acquisition by CanArgo in June 2000 of the minority shareholders 21.2% interest in Ninotsminda Oil Company. Total consideration paid was 4,054,054 new common shares of CanArgo at a price of $1.11 per share for total consideration of $4,500,000. In July, 2000, CanArgo established CanArgo Norio Limited, a new subsidiary in which the subsidiary's minority interest shareholders have contributed $400,000 for use towards the current seismic program. CanArgo holds 50% of the outstanding common shares of CanArgo Norio Limited but has the unilateral ability through CanArgo Norio Limited's governing body to control the strategic, financial and operating decisions of the company.

NEW  ACCOUNTING  STANDARDS

     In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 issued SFAS No. 138,which amended certain provisions of SFAS 133. CanArgo plans to adopt the provisions of SFAS 133, as amended, in the first quarter of the year ending December 31, 2001, and is currently evaluating the impact of SFAS No. 133, as amended, on its financial statements.

RESULTS  OF  OPERATIONS

Nine Month Period Ended September 30, 2000 Compared to Nine Month Period Ended September 30, 1999

     In 1999, CanArgo completed its restructuring of the combined assets and administration of Fountain Oil Incorporated and CanArgo Oil & Gas Inc. following the business combination of the two companies in July 1998.
Since the business combination, CanArgo has focused primarily on the development of the Ninotsminda field and the reduction of corporate overheads.

     CanArgo recorded operating revenue of $4,759,000 during the nine month period ended September 30, 2000 compared with $2,061,000 for the nine month period ended September 30, 1999. The increase is primarily due to increases in gross crude oil and natural gas production from the Ninotsminda field, higher crude oil prices and service revenue.

     Ninotsminda Oil Company generated $3,353,000 of oil revenue and $1,041,000 of gas revenue in the nine month period ended September 30, 2000 compared to $1,817,000 of oil revenue and $nil gas revenue for the nine month period ended September 30, 1999. Its net share of the 382,454 barrels (1,400 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 191,594 barrels. From production, 10,000 barrels of oil were placed into storage in the period. For the nine month period ended September 30, 1999, Ninotsminda Oil Company's net share of the 302,400 barrels (1,108 barrels per day) of gross production was 102,400 barrels. During the nine month period ended September 30, 1999, 50,000 barrels of oil were removed from storage and sold. Ninotsminda Oil Company's net share of the 1,379,000 thousand cubic feet
(mcf) of gas delivered in the nine month period ended September 30, 2000 was 896,000 mcf.

     All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the nine months ended September 30, 2000 averaged $18.46 per barrel as compared with an average of $11.92 per barrel in the nine month period ended September 30, 1999. The net gas sales price during the nine month period ended September 30, 2000 averaged $1.16 per mcf ($41.23 per thousand cubic meter).

     CanArgo recorded in the nine months ended September 30, 2000, other revenue of $365,000 with respect to equipment rentals. There were no equipment rentals for the corresponding period in 1999.

The operating loss for the nine month period ended September 30, 2000 amounted to $853,000 compared with an operating loss of $7,358,000 for the corresponding period in 1999. The decrease in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's interest in the Stynawske project, increased oil production and sales, higher oil prices and the addition of gas sales.

Lease operating expenses increased to $864,000 for the nine month period ended September 30, 2000 as compared to $851,000 for the nine month period ended September 30, 1999. The increase is primarily a result of increased oil and gas production in the period.

     Direct project costs decreased to $562,000 for the nine month period ended September 30, 2000, from $730,000 for the nine month period ended September 30, 1999, reflecting efforts initiated in early 1999 to reduce Ninotsminda project expenses.

     General and administrative costs decreased to $1,547,000 for the nine month period ended September 30, 2000, from $1,550,000 for the nine month period ended September 30, 1999. The decrease is primarily attributable to higher legal costs in 1999 as part of the Fountain restructuring and reduction in involvement in development of the Stynwaske field. These reductions were largely offset by costs related to increased corporate activity and costs related to the transition of administrative and finance functions from Calgary to London in the third quarter of 2000 including accrued severance costs of $200,000.

     The increase in depreciation, depletion and amortization expense from $827,000 for the nine month period ended September 30, 1999 to $2,640,000 for the nine month period ended September 30, 2000 is attributable principally to higher oil and gas production from the Ninotsminda field and depreciation of drilling equipment.

     CanArgo recorded net other income of $95,000 for the nine months ended September 30, 2000, as compared to net other expenses of $283,000 during the nine months ended September 30, 1999. The principal reason for the increase is interest income during the nine months ended September 30, 2000 on cash balances and the payment of facility fees in the nine months ended September 30, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

     The net loss of $892,000 or $0.02 per share for the nine month period ended September 30, 2000 compares to a net loss of $7,514,000, or $0.32 per share for the nine month period ended September 30, 1999. The weighted average number of common shares outstanding was substantially higher during the nine month period ended September 30, 2000 than during the nine month period ended September 30, 1999, due in large part to a registered public offering in August 1999 and private placements in December 1999, April 2000, June 2000 and August 2000.

Three Month Period Ended September 30, 2000 Compared to Three Month Period Ended September 30, 1999

CanArgo recorded operating revenue of $1,163,000 during the three month period ended September 30, 2000 compared with $1,157,000 for the three month period ended September 30, 1999. The increase is primarily due to increases in gross crude oil and natural gas production from the Ninotsminda field, higher crude oil prices and service revenue partially offset by the sale in the three month period ended September 30, 1999 of crude oil from storage.

     Ninotsminda  Oil  Company generated $753,000 of oil revenue and $410,000 of gas revenue in the three month period ended September 30, 2000 compared to $1,110,000 of oil revenue and $nil gas revenue for the three month period ended September 30, 1999. Ninotsminda Oil Company's net share of the 126,053 barrels (1,370 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 65,000 barrels. An additional 27,135 barrels of oil were placed into storage in the period. For the three month period ended September 30, 1999, Ninotsminda Oil Company's net share of the 96,700 barrels (1,051 barrels per day) of gross production was 31,100 barrels. An additional 42,600 barrels of oil was sold from storage in the three month period ended September 30, 1999. Ninotsminda Oil Company's net share of the 588,303 mcf of gas delivered in the three month period ended September 30, 2000 was 382,397 mcf. No gas was delivered in the three month period ended September 30, 1999.

All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the third quarter of 2000 averaged $19.88 per barrel as compared with an average of $15.06 per barrel in the third quarter of 1999. The net gas sales price during the third quarter of 2000 averaged $1.07 per mcf ($38.06 per thousand cubic meter).

     The operating loss for the three month period ended September 30, 2000 amounted to $788,000 compared with an operating loss of $5,856,000 for the corresponding period in 1999. The decrease in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's interest in the Stynawske project, increased oil production and sales, higher oil prices and the addition of gas sales.

 Lease operating expenses decreased to $232,000 for the three month period ended September 30, 2000 as compared to $351,000 for the three month period ended
September 30, 1999. The decrease is primarily a result of the deferral of operating costs related to oil placed into storage for the three months ended September 30, 2000.

     Direct project costs decreased to $178,000 for the three month period ended September 30, 2000, from $327,000 for the three month period ended September 30, 1999, reflecting efforts initiated in early 1999 to reduce Ninotsminda project expenses.

     General and administrative costs increased to $781,000 for the three month period ended September 30, 2000, from $446,000 for the three month period ended September 30, 1999 primarily attributable to costs related to increased corporate activity and CanArgo's transition of administrative and finance functions from Calgary to London including accrued severance costs of $200,000.

     The increase in depreciation, depletion and amortization expense from $429,000 for the three month period ended September 30, 1999 to $761,000 for the three month period ended September 30, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

     CanArgo recorded net other income of $75,000 for the three months ended September 30, 2000, as compared to other loss of $53,000 during the three months ended September 30, 1999. The principal reason for the increase is interest income during the three months ended September 30, 2000 on cash balances and the payment of facility fees in the three months ended September 30, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation. The equity loss from investments in unconsolidated subsidiaries increased to $155,000 for the three month period ended September 30, 2000, from $10,000 for the three month period ended September 30, 1999 as a result as a result of greater activity by Uentech International Corporation and investments in 2000 in CanArgo Standard Oil Products and East Georgian Pipeline Company.

     The net loss of $713,000 or $0.01 per share for the three month period ended September 30, 2000 compares to a net loss of $5,939,000, or $0.25 per share for the three month period ended September 30, 1999. The weighted average number of common shares outstanding was substantially higher during the nine month period ended September 30, 2000 than during the nine month period ended September 30, 1999, due in large part to a registered public offering in August 1999 and private placements in late 1999, April 2000, June and August 2000.


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

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

(c) On August 18, 2000, CanArgo issued 12,000,000 shares of common stock at Norwegian Kroner 11.20 per share. Gross proceeds from the private placement were approximately US $14.2 million. Sundal Collier & Co ASA and Den norske Bank ASA, DnB Markets acted as placement agents for this transaction. The placement agents received a commission of 5.75% of the gross proceeds of the placement.

     The offer and sale of the shares issued in connection with this placement were issued under Regulation S of the United States Securities Act of 1933, as amended. The purchaser of the shares represented to CanArgo , among other things, that (a) the shares may not be offered or sold in the United States or to, or for the account or benefit of, any "U.S. person" (as defined in Regulation S), unless such Shares are registered under the US Securities Act and any applicable state securities or blue sky laws or such offer or sale is made pursuant to exemptions from the registration requirements of such laws, (b) the Shares are being offered and sold pursuant to the terms of Regulation S promulgated under the Securities Act, which permits securities to be sold to non-"U.S. persons" in "offshore transactions" (as defined in Regulation S), subject to certain terms and conditions, (c) the Shares have been offered and sold to the Purchaser in an "offshore transaction" and Purchaser has not engaged in any "directed selling efforts", as each such term is defined in Regulation S, and (d) in the view of the Securities & Exchange Commission, the statutory basis for the exemption from registration claimed for this Offering would not be present if the Offering of the Shares, although in technical compliance with Regulation S, is part of a plan or scheme to evade the registration provisions of the Securities Act.

     CanArgo agreed, as soon as practicable after the closing date of the placement, to prepare and file with the United States Securities and Exchange Commission a registration statement registering the Shares on Form S-3 (the
"Registration  Statement"),  if available, for resale.  On September 21, 2000, a
Registration Statement on Form S-3 including the 12,000,000 shares issued pursuant to the private placement was declared effective by the Securities & Exchange Commission.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No  matters  were  submitted  to  a  vote.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  EXHIBITS


         Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*)

   1(1)  Escrow Agreement with Signature Stock Transfer, Inc. (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9, 1999).

   1(2)  Selling Agent Agreement with each of Credifinance Securities Limited, David Williamson
         Associates Limited, and Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9,
         1999).

   1(3)  Escrow Agreement with Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September
         9, 1999).

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

   2(3)  Supplemental Deed Relating to the Sale and Purchase of All the Issued Share Capital of
         Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc. as
         Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor
         (Incorporated herein by reference from September 30, 1997 Form 10-Q).

   2(4)  Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005
         506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

   2(5)  Amended and Restated Combination Agreement between Fountain Oil Incorporated and
         CanArgo Energy Inc. dated as of February 2, 1998 (Incorporated herein by reference from
         Form S-3 Registration Statement, File No. 333-48287 filed on September 9, 1998).

   2(6)  Voting, Support and Exchange Trust Agreement (Incorporated herein by reference as
          Annex G from Form S-3 Registration Statement, File No. 333-48287 filed on September
         9, 1998).

   3(1)  Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

   3(2)  Registrant's Bylaws (Incorporated herein by reference from Post-Effective Amendment
         No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

   4(1)  Registration Rights Agreement between Registrant and JKX Nederland B.V. dated
         September 28, 2000, relating to purchase of 21.2% interest in Ninotsminda Oil Company
          (Incorporated herein by reference from July 20, 2000 Form 8-K).

 *10(1)  Form of Option Agreement for options granted to certain persons, including Directors
        (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
         Electromagnetic Oil Recovery, Inc., the Company's predecessor).

 *10(2)  Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-
         72295 filed on July 29, 1999).

 *10(3)  Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

 *10(4)  Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as Consultant
         (Incorporated herein by reference from September 30, 1998 Form 10-Q).

 *10(5)  Employment Contract between CanArgo Energy Inc. and Anthony J. Potter (Incorporated
         herein by reference from September 30, 1998 Form 10-Q).

  10(6)  Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and International
         Finance Corporation (IFC) dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

  10(7)  Put Option Agreement between CanArgo Energy Corporation, JKX Oil & Gas PLC. and
         IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12, 1999).

  10(8)  Guarantee Agreement between CanArgo Energy Corporation and IFC dated December 17,
          1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No.
         333-72295 filed on February 12, 1999).

  10(9)  Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum
         Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on February 12, 1999).

 10(10)  Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited
         (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-
         72295 filed on February 12, 1999).

 10(11)  Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi
         Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1
         Registration Statement, File No. 333-72295 filed on September 7, 1999).

 10(12)  Agreement and Promissory Note dated July 19, 1999, with Terrenex Acquisition
         Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to
         Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

 10(13)  Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC
          dated October 19, 1999 (Incorporated herein by reference from September 30, 1999 Form
         10-Q).

 10(14)  Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla
         Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999
         (Incorporated herein by reference from December 28, 1999 Form 8-K).

 10(15)  Form of Subscription Agreement (Incorporated herein by reference from December 28,
         1999 Form 8-K).

 10(16)  Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January
         19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

*10(17)  Employment Agreement between CanArgo Energy Corporation and Paddy Chesterman dated February 24, 2000 (Incorporated herein by reference from December 31, 1999 Form
         10-K).

 10(18)  Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000
         (Incorporated herein by reference from December 31, 1999 Form 10-K).

 10(19)  Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

 10(20)  Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

 10(21)  Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15,
         2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company  (Incorporated herein by reference from July 20, 2000 Form 8-K).

*10(22)  Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000

 10(23)  Tenancy Agreement between  CanArgo Energy Corporation and Grosvenor West End
         Properties dated September  8, 2000.

    21   List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration
         Statement, File No. 333-72295 filed on February 12, 1999).

    27   Financial Data Schedule.


 (b)  Reports  on  Form  8-K:

     On  July  20,  2000, CanArgo filed a Form 8-K dated June 28, 2000 reporting
Item 5. Other Events regarding a press release as to the sale of 15,660,916 shares of CanArgo's Common Stock at Norwegian Kroner (NOK) 9.00 per share.

     On  July  28,  2000, CanArgo filed a Form 8-K dated July 20, 2000 reporting
Item 5. Other Events regarding a press release as to the agreement with JSC National Oil Company ("Georgian Oil") and the State Agency for the Regulation of Oil and Gas Resources of Georgia on CanArgo's participation in the Norio Block XIC located in eastern Georgia.

          On August 24, 2000, CanArgo filed a Form 8-K dated August 16, 2000 reporting Item 5. Other Events regarding a press release as to the declaration by the U.S. Securities and Exchange Commission on August 15, 2000 that CanArgo's Registration Statement on Form S-3 relating to the offer and sale of 25,048,766 shares of its common stock by certain stockholders was declared effective. CanArgo also announced on August 18, 2000 that it had closed a private placement of 12,000,000 shares at NOK 11.20 per share.

          On September 7, 2000, CanArgo filed a Form 8-K dated August 31, 2000 reporting Item 5. Other Events regarding a press release as to the appointment on August 31, 2000 of Mr. Roger Brittain as non-executive Chairman of the Board of Directors, effective September 1, 2000. On August 31, 2000, CanArgo also announced the initial results of its horizontal well, N98H on the Ninotsminda field in the Republic of Georgia.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      CANARGO ENERGY CORPORATION

Date:  November  14,  2000                    By:     /s/Anthony  J.  Potter
                                                      ----------------------
                                                      Anthony  J.  Potter
                                                      Chief  Financial  Officer

                                  EXHIBIT INDEX

   FILED
 HEREWITH                                                      EXHIBIT
-----------------------------------------------------------------------------------------------------------
               1(1)  Escrow Agreement with Signature Stock Transfer, Inc. (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9, 1999).

               1(2)  Selling Agent Agreement with each of Credifinance Securities Limited, David Williamson
                     Associates Limited, and Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9,
                     1999).

               1(3)  Escrow Agreement with Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September
                     9, 1999).

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

               2(3)  Supplemental Deed Relating to the Sale and Purchase of All the Issued Share Capital of
                     Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc. as
                     Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor
                     (Incorporated herein by reference from September 30, 1997 Form 10-Q).

               2(4)  Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005
                     506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

               2(5)  Amended and Restated Combination Agreement between Fountain Oil Incorporated and
                     CanArgo Energy Inc. dated as of February 2, 1998 (Incorporated herein by reference from
                     Form S-3 Registration Statement, File No. 333-48287 filed on September 9, 1998).

               2(6)  Voting, Support and Exchange Trust Agreement (Incorporated herein by reference as
                     Annex G from Form S-3 Registration Statement, File No. 333-48287 filed on September
                     9, 1998).

               3(1)  Registrant's Certificate of Incorporation and amendments thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

               3(2)  Registrant's Bylaws (Incorporated herein by reference from Post-Effective Amendment
                     No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

               4(1)  Registration Rights Agreement between Registrant and JKX Nederland B.V. dated
                     September 28, 2000, relating to purchase of 21.2% interest in Ninotsminda Oil Company
                     (Incorporated herein by reference from July 20, 2000 Form 8-K).

             *10(1)  Form of Option Agreement for options granted to certain persons, including Directors
                     (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by
                     Electromagnetic Oil Recovery, Inc., the Company's predecessor).

             *10(2)  Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-
                     72295 filed on July 29, 1999).

             *10(3)  Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

             *10(4)  Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as Consultant
                     (Incorporated herein by reference from September 30, 1998 Form 10-Q).

             *10(5)  Employment Contract between CanArgo Energy Inc. and Anthony J. Potter (Incorporated
                     herein by reference from September 30, 1998 Form 10-Q).

              10(6)  Convertible Loan Agreement between Ninotsminda Oil Company (NOC) and International
                     Finance Corporation (IFC) dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

              10(7)  Put Option Agreement between CanArgo Energy Corporation, JKX Oil & Gas PLC. and
                     IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1
                     Registration Statement, File No. 333-72295 filed on February 12, 1999).

              10(8)  Guarantee Agreement between CanArgo Energy Corporation and IFC dated December 17,
                     1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No.
                     333-72295 filed on February 12, 1999).

              10(9)  Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum
                     Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1
                     Registration Statement, File No. 333-72295 filed on February 12, 1999).

             10(10)  Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited
                     (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-
                     72295 filed on February 12, 1999).

             10(11)  Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi
                     Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1
                     Registration Statement, File No. 333-72295 filed on September 7, 1999).

             10(12)  Agreement and Promissory Note dated July 19, 1999, with Terrenex Acquisition
                     Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to
                     Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

             10(13)  Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC
                     dated October 19, 1999 (Incorporated herein by reference from September 30, 1999 Form
                     10-Q).

             10(14)  Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla
                     Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999
                     (Incorporated herein by reference from December 28, 1999 Form 8-K).

             10(15)  Form of Subscription Agreement (Incorporated herein by reference from December 28,
                     1999 Form 8-K).

             10(16)  Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January
                     19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

            *10(17)  Employment Agreement between CanArgo Energy Corporation and Paddy Chesterman dated February 24, 2000 (Incorporated herein by reference from December 31, 1999 Form
                     10-K).

             10(18)  Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000
                     (Incorporated herein by reference from December 31, 1999 Form 10-K).

             10(19)  Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

             10(20)  Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

             10(21)  Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15,
                     2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company  (Incorporated herein by reference from July 20, 2000 Form 8-K).

     X      *10(22)  Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000

     X       10(23)  Tenancy Agreement between  CanArgo Energy Corporation and Grosvenor West End
                     Properties dated September  8, 2000.

                21   List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration
                     Statement, File No. 333-72295 filed on February 12, 1999).

     X          27   Financial Data Schedule.
