Form 10-K
period 2000-12-31
CANARGO ENERGY CORP
filed 2001-03-30
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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


                          CanArgo Services (UK) Limited
              150 Buckingham Palace Road, London, England SW1W 9TR
                    (Address of Principal Executive Offices)


      Registrant's telephone number, including area code: (44) 207 808 4700


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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001, was $81,405,986.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 75,534,215 shares outstanding as of February 28, 2001. An additional 416,466 shares of Common Stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- Portions of the registrant's definitive proxy statement to be issued in connection with the registrant's annual meeting of stockholders are incorporated by reference to Part III of this report.

                                     PART I

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.


ITEM 1.   BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

CanArgo Energy Corporation was formed in 1994 to continue, through re-incorporation in Delaware, the business of a predecessor Oklahoma corporation which was formed in 1980. CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation in connection with a business combination with CanArgo Oil & Gas Inc. completed on July 15, 1998. CanArgo conducts its principal operations through subsidiaries, and unless otherwise indicated by the context, the term CanArgo refers to CanArgo Energy Corporation and its consolidated subsidiaries, including Ninotsminda Oil Company.

CanArgo initially operated as an oil and gas exploration and production company. It altered its principal focus to the application of electrically enhanced heavy oil recovery technology in 1988, and that focus continued through 1994. In early 1995, CanArgo shifted its principal activities to acquiring and developing interests in Eastern European oil and gas properties. From 1995 to 1997 CanArgo, then known as Fountain Oil Incorporated, established significant ownership interests in four Eastern European oil and gas development projects. As a result of disappointing results and other negative indications, CanArgo during the fourth quarter of 1997 wrote-off its entire investments in three of those four projects and began actively to seek a business combination or similar transaction with another oil and gas company. In 1999, CanArgo wrote-down the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination.

As a result of this effort, CanArgo then known as Fountain Oil Incorporated entered into a business combination with CanArgo Oil & Gas Inc. Upon completion of the business combination in July 1998, CanArgo Oil & Gas Inc. became a subsidiary of CanArgo, the management of CanArgo Oil & Gas Inc. assumed the senior management positions in CanArgo, and CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation. At the time of the business combination, the principal operations and assets of CanArgo Oil & Gas Inc. were associated with the Ninotsminda oil field in the Republic of Georgia. Since completion of the business combination, a large portion of CanArgo's resources have been focused on the development of the producing areas of the Ninotsminda field.

CanArgo's principal activities are development and production of oil and gas and oil and gas exploration. In November and December 2000 respectively, CanArgo expanded this activity with the acquisition of a controlling interest in a refinery and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. Despite this investment, however, CanArgo continues to direct most of its efforts and resources to the development of the Ninotsminda field. CanArgo also has additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine and owns interests in other Eastern European oil and gas projects. CanArgo's principal product is crude oil, and the sale of crude oil and crude oil products is its principal source of revenue.

NINOTSMINDA OIL FIELD

Since completion of the business combination with CanArgo Oil & Gas Inc., CanArgo's resources have, through its wholly owned subsidiary Ninotsminda Oil Company, been focused on the development of the Ninotsminda oil field and some associated activities. The Ninotsminda oil field covers some 10 square kilometres and is located 40 kilometres north east of the Georgian capital, Tbilisi. It is adjacent to and west of the Samgori oil field, which was Georgia's most productive oil field. The Ninotsminda field was discovered later than the Samgori field and has experienced substantially less development activity. The state oil company, Georgian Oil, and others including Ninotsminda Oil Company have drilled sixteen wells in the Ninotsminda field, of which thirteen are currently classified as producing.


BUSINESS STRUCTURE

CanArgo's activities at the Ninotsminda oil field are conducted through Ninotsminda Oil Company. In May 2000, CanArgo Energy Corporation reached an agreement with JKX Oil & Gas plc to acquire its 21.2% interest in Ninotsminda Oil Company for a direct equity interest in CanArgo. In July 2000 this transaction was completed and Ninotsminda Oil Company became a wholly owned subsidiary of CanArgo.

In November 1999, CanArgo increased its percentage ownership of Ninotsminda Oil Company from 68.5% to 78.8% when JKX Oil & Gas plc chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company capital. This follows an increase in the percentage ownership from 55.9% to 68.5% in November 1998 when JKX Oil & Gas plc similarly chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company's capital.

Ninotsminda Oil Company obtained its rights to the Ninotsminda field, including all existing wells, and two other fields under a 1996 production sharing contract with Georgian Oil and the State of Georgia. Ninotsminda Oil Company's rights under the agreement expire in December 2019, subject to possible loss of undeveloped areas prior to that date and possible extension with regard to developed areas. Under the production sharing contract, Ninotsminda Oil Company is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25%.

Under the production sharing contract, Georgian Oil has a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

--   740 barrels of oil per day during 1998
--   542 barrels of oil per day during 1999;
--   280 barrels of oil per day during 2000; and
--   93 barrels of oil per day during 2001;
--   none thereafter.

Of the remaining production, up to 50% will be allocated to Ninotsminda Oil Company for the recovery of the cumulative allowable capital, operating and other project costs associated with the Ninotsminda field, which Ninotsminda Oil Company initially pays. The balance of production is allocated on a 70/30 basis between Georgian Oil and Ninotsminda Oil Company respectively. Thus while Ninotsminda Oil Company continues to have unrecovered costs, it will receive 65% of production in excess of the oil allocated to Georgian Oil on a priority. After recovery of its cumulative capital, operating and other allowable project costs, Ninotsminda Oil Company will receive 30% of production after Georgian Oil's priority allocation. The allocation of a share of production to Georgian Oil relieves Ninotsminda Oil Company of all obligations it would otherwise have to pay taxes and similar levies to the Republic of Georgia with respect to Ninotsminda field operations. Georgian Oil and Ninotsminda Oil Company take their respective shares of production in kind, and they market their oil independently.

Pursuant to the terms of CanArgo's production sharing contracts in Georgia, including the Ninotsminda production sharing contract, a Georgian not-for-profit company must be appointed as field operator. Currently there are three such field operating companies: Georgian British Oil Company Ninotsminda, Georgian British Oil Company Nazvrevi and Georgian British Oil Company Norio, each of which is 50% owned by a company within the CanArgo group with the remainder owned by Georgian Oil. The Ninotsminda operating entity, Georgian British Oil Company Ninotsminda, is 50% owned by Ninotsminda Oil Company. The second operating entity, Georgian British Oil Company Nazvrevi, is 50% owned CanArgo (Nazvrevi) Ltd. The third operating entity, Georgian British Oil Company Norio, is 50% owned by CanArgo Norio Ltd. The field operator provides the operating personnel and is responsible for day-to-day operations. CanArgo or a company within the CanArgo group pays the operating company's expenses associated with the development of the Ninotsminda and Nazvrevi fields, and the operating company performs on a non-profit basis. Georgian British Oil Company Ninotsminda currently has 104 full time employees, and substantially all of its activities relate to the development of the Ninotsminda field. The use of such Georgian companies as field operator gives CanArgo less control of operations than it might have if it were conducting operations directly, although CanArgo has board control of these field operating companies.

Ninotsminda field operations are determined by a governing body composed of members designated by Georgian Oil and Ninotsminda Oil Company, with the deciding vote on field development issues allocated to Ninotsminda Oil Company. If Georgian Oil believes that action proposed by Ninotsminda Oil Company with which Georgian Oil disagrees would result in permanent damage to a field or reservoir or in a material reduction in production over the life of a field or reservoir, it may refer the disagreement to a western independent expert for binding resolution. Since CanArgo acquired its interest in Ninotsminda Oil Company, there has been no such disagreement.



OIL FIELD DEVELOPMENT

When Ninotsminda Oil Company assumed developmental responsibility for the Ninotsminda field in 1996, production was minimal. CanArgo believes that the development and productivity of the Ninotsminda field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of non-optimal technology.

Ninotsminda Oil Company's initial approach to Ninotsminda field development involved rehabilitating and adding additional perforations to existing wells. This program is continuing while technical data, including additional seismic data about the Ninotsminda field, continues to be gathered. This seismic data, including data gathered in 2000, will be useful in selecting both existing wells for workover and the identification of additional drilling sites. Drilling sites tentatively selected by Ninotsminda Oil Company must be approved by Georgian regulatory authorities before drilling may commence.

In addition to rehabilitating existing wells, an active drilling program exists. The first well was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day but is currently shut-in. A second well was completed in October 1998 and has been producing at the rate of 160 barrels of oil per day. A third well commenced in October 1998 but was suspended in December 1998 at a depth of 700 meters as a result of undependable electrical supply. Drilling of this well recommenced in July 2000, as part of a three-well exploration program to explore and determine the future development potential of gas prospects in the Ninotsminda field.

Until recently, oil exploration and production at the Ninotsminda field has focused on one zone, the Middle Eocene. In December 2000, CanArgo announced the discovery of a new zone in the Ninotsminda field, the Sarmatian. This new zone, discovered while drilling the first of the three gas exploration wells noted above, is in addition to the previously identified Upper Eocene zone from which oil has been produced in one well. As the Sarmatian zone has only recently been discovered, work is currently underway to quantify the reserve and production potential of this reservoir as well as the Upper Eocene sequence. The discovery may also open up new potential in the upper sequences of other areas currently under license in Georgia. See "Other Georgian Licenses".

While most of the exploration and development of the Ninotsminda field has focused on oil, the Ninotsminda field has a gas cap above the principal producing zone. In December 1999, Ninotsminda Oil Company began commercial production from the gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a one year gas contract with AES - Telasi, a subsidiary of AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi has agreed to purchase all the gas produced by Ninotsminda Oil Company in priority to all other suppliers with no maximum or minimum volume.

CanArgo has not yet fully evaluated the reserves and economics of production relating to the gas cap and has no current gas supply contracts for production from the gas cap. As production from the gas cap can both aid and hinder the production of crude oil, any evaluation as to the feasibility of sustained production from the gas cap would have to take into consideration the expected impact of natural gas production on the production of crude oil. The evaluation of the gas cap is an on-going process to be confirmed by existing production, the drilling of new wells and reservoir study work currently being performed.


INTERNATIONAL FINANCE CORPORATION

In December 1998, Ninotsminda Oil Company entered into a convertible loan agreement with International Finance Corporation ("IFC"), an affiliate of the World Bank, under which IFC agreed under specified conditions, to lend $6 million to Ninotsminda Oil Company primarily to fund a defined Ninotsminda field development program. Under terms of the loan agreement, if funds were disbursed, IFC would have the right to convert all or part of the loan into common shares of Ninotsminda Oil Company. IFC would also have the ability to accept or reject joint venture or third party investment in the project. As a result of these and other conditions, no funds were disbursed under the loan agreement and in November 2000, Ninotsminda Oil Company formally advised IFC of its withdrawal from the loan agreement.


OTHER FIELDS AND PROSPECTS UNDER NINOTSMINDA PRODUCTION SHARING CONTRACT

On July 21, 2000, Ninotsminda Oil Company executed a binding Participation Agreement with AES Gardabani relating to the exploration and potential future development of gas prospects on CanArgo's Ninotsminda license in Georgia. Under the agreement, AES Gardabani will earn a 50% interest in identified prospects at the Cretaceous stratigraphic level by funding two thirds of the cost of a three-well exploration program. This program is currently underway and is being implemented by CanArgo's existing operations unit in Georgia. The first well of this three-well program, originally scheduled to be N97 (C1) commenced in July 2000. In October 2000, CanArgo announced that for mechanical reasons, the well could not be completed to the Cretaceous but rather would be tested in the newly discovered Sarmatian sequence. In January 2001, drilling began on well N100, which replaces N97 as the first well of the three well exploration program. Site preparation for the second well in the exploration program has also commenced and is scheduled to be spud in April 2001.

In the event of a successful exploration program, the agreement mandates a long term gas sales contract to units 9 and 10 of the Gardabani thermal power plant, recently acquired by AES. In years one to three of the long term gas sales contract, the contract price on the first 400,000 thousand cubic meters of natural gas is fixed at the rate of $45 per thousand cubic meters. Ninotsminda Oil Company is already supplying natural gas to the Gardabani plant from the shallower Middle Eocene reservoir in its producing Ninotsminda field.

In addition to the Ninotsminda field, Ninotsminda Oil Company has under the 1996 production sharing contract rights to one other field, West Rustavi, and one prospect, Manavi. As well as the producing Middle Eocene horizon at Ninotsminda, the West Rustavi field has two prospective horizons being the Upper Eocene and the Cretaceous.

The West Rustavi field is located some 40 km southeast of Ninotsminda. Ten wells were drilled by Georgian Oil in the West Rustavi field area, two of which produced oil. One of the ten wells was drilled to the deeper Cretaceous/ Paleocene horizon. This well was tested and produced one million cubic feet of gas and 3,500 barrels of water per day. Further geo-technical work is required on this horizon to determine its prospectivity. Ninotsminda Oil Company has initiated an appraisal program. The appraisal program, which includes acquiring further seismic data and performing rehabilitation work on some of the wells, is aimed at assessing Georgian Oil's original reserve estimates and ultimately initiating an appropriate development program. In addition, it is planned to drill an exploration well to the Cretaceous horizon. The Manavi prospect is located east of Ninotsminda. Ninotsminda Oil Company has seismic data regarding the Manavi prospect from both work it commissioned and earlier efforts by Georgian Oil. Georgian Oil's attempt to drill in the Manavi prospect was abandoned due to technical problems. No assurances can be given that either of the West Rustavi field or Manavi prospect will be developed by Ninotsminda Oil Company.


OIL AND GAS PRODUCTION

Production History

The Ninotsminda field was discovered and initial development began in 1979. CanArgo is currently producing from the Ninotsminda field approximately 2,930 barrels of oil equivalent (BOE) per day, comprising approximately 2,000 barrels of oil per day and 930 BOE of gas per day (1 BOE =6,000 cubic feet = 170 (m3) gas) from five wells. Gross production from the Ninotsminda field for the past three years was as follows:

              YEAR ENDED
              DECEMBER 31,                       OIL - GROSS BARRELS
  ------------------------------------    -----------------------------------
                 2000                                   478,999
                 1999                                   415,390
                 1998                                   554,633


Productive Wells and Acreage

The following table summarizes as of December 31, 2000 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company. Prior to completion of the acquisition of the remaining 21.2% held by JKX Oil & Gas plc, CanArgo's interest was 78.8% of the gross amount.

                                  GROSS                           NET
                        --------------------------    --------------------------
                        NUMBER OF WELLS    ACREAGE    NUMBER OF WELLS    ACREAGE
                        ---------------    -------    ---------------    -------
Ninotsminda field             13            2,500           13            2,500


On December 31, 2000, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one gross well on the West Rustavi field which was shut-in at that date.

Reserves

The following table summarizes net hydrocarbon reserves for the Ninotsminda field, which are the only significant reserves for CanArgo. This information is derived from a report as of January 1, 2001 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.

                                             OIL RESERVES -      PSC ENTITLEMENT
MILLION BARRELS                                  GROSS            VOLUMES (1)
----------------------------------           --------------      ---------------
Proved Developed                                   3.8                 2.6
Proved Undeveloped                                14.5                 7.1
                                                 -----                ----
TOTAL PROVEN                                      18.3                 9.7
                                                 =====                ====

                                             GAS RESERVES -      PSC ENTITLEMENT
BILLION CUBIC FEET                               GROSS            VOLUMES (1)
--------------------------------------       --------------      ---------------
Proved Developed                                  15.2                 4.6
Proved Undeveloped                                29.8                 8.9
                                                 -----                ----
TOTAL PROVEN                                      45.0                13.5
                                                 =====               =====

-----------------

(1)PSC Entitlement Volumes attributed to CanArgo using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

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

Proved producing reserves are those proved reserves that are actually on production or, if not producing, that could be recovered from existing wells or facilities and where the reasons for the current non-producing status is the choice of the owner rather than the lack of markets or some other involuntary reason. An illustration of such a situation is where a well or zone is capable of production but is shut-in because its deliverability is not required to meet commitments.

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

Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. In addition, because the amount and timing of cost recovery is a function of oil and gas prices, changes in these prices can significantly increase or decrease reserves attributable to CanArgo's economic interest. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

PROCESSING, SALES AND CUSTOMERS

Georgian Oil built a considerable amount of infrastructure in and adjacent to the Ninotsminda field prior to entering into the production sharing contract with Ninotsminda Oil Company. That infrastructure, including initial processing equipment, is now used by Ninotsminda Oil Company.

The mixed oil, gas and water fluid produced from the Ninotsminda field wells flows into a two-phase separator located at the Ninotsminda field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometers in a pipeline to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is piped 34 kilometers to the Gardabani thermal power plant.

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

Ninotsminda Oil Company sells its oil directly to local and international buyers. In 2000, Ninotsminda Oil Company sold its oil production to three customers. Of these customers, each represented sales greater than 10% of oil revenue:

          CUSTOMER                                        PERCENT OF OIL REVENUE
----------------------------------                        ----------------------
Georgian American Oil Refinery (1)                                54.4%
MS                                                                31.4%
Caspian Trading                                                   14.2%


In 1999, Ninotsminda Oil Company sold its production to five customers. Of these customers, three customers represented sales greater than 10% of oil revenue:

          CUSTOMER                                        PERCENT OF OIL REVENUE
----------------------------------                        ----------------------
Petrotrade                                                        38.0%
Georgian American Oil Refinery (1)                                34.0%
Sinan Madenchilik                                                 11.0%


In 1998, Ninotsminda Oil Company sold its production to three customers as follows:

          CUSTOMER                                        PERCENT OF OIL REVENUE
----------------------------------                        ----------------------
Sis Plus 7 Ltd.                                                   35.9%
Glencore International AG                                         34.4%
Navtobi Ltd.                                                      29.7%

-----------------
(1)51% owned by CanArgo effective November 2000

The price received for oil by Ninotsminda Oil Company has generally been negotiated on the basis of the European spot price for Brent grade crude oil, less discounts for transportation and related charges. The price received by Ninotsminda Oil Company has ranged from the full Brent price to Brent minus $6.00 per barrel. Despite lower transportation costs on sales in Georgia, the price received by Ninotsminda Oil Company on local sales remains relatively inelastic when the price for Brent increases as demand for raw crude within Georgia may be negatively impacted by illegal import of prepared oil products into the country and shipments via tanker through the Black Sea require large quantities of crude to be economic. Despite the lower price, opportunities for domestic sales remain and Ninotsminda Oil Company maintains an inventory of oil available for local buyers principally on cash payment terms. The average per barrel discount from the spot price for Brent grade crude oil is approximately $5.80 at the present time.

Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

--   changes in the supply and demand for oil and natural gas;
--   actions of the Organization of Petroleum Exporting Countries
--   weather conditions;
--   domestic and foreign governmental regulations;
--   the price and availability of alternative fuels;
--   political conditions in the Middle East and elsewhere; and
--   overall economic conditions.


OTHER GEORGIAN LICENSES

Nazvrevi/Block XIII

In February 1998, CanArgo entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi and Block XIII areas of East Georgia, a 2,100 square kilometer exploration area adjacent to the Ninotsminda and West Rustavi fields and containing existing infrastructure. The agreement extends for twenty-five years. CanArgo is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing in 2003.

Under the production sharing contract, CanArgo pays all operating and capital costs. CanArgo first recovers its cumulative operating costs from production. After deducting production attributable to operating costs, 50% of the remaining production, considered on an annual basis, is applied to reimburse CanArgo for its cumulative capital costs. While cumulative capital costs remain unrecovered, the other 50% of remaining production is allocated on a 50/50 basis between Georgian Oil and CanArgo. After all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 70/30 basis between Georgian Oil and CanArgo respectively. The allocation of a share of production to Georgian Oil relieves CanArgo of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Both Georgian Oil and CanArgo will take their respective shares of production under this production sharing contract in kind.

The first phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies are currently being interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic program was approximately $1.2 million.

The second phase of the preliminary work program under the Nazvrevi/Block XIII production sharing agreement involves the drilling of one well at an estimated cost of $4 million. CanArgo can terminate the production sharing contract if it decides not to proceed with drilling.

Norio and North Kumisi Blocks

In December 2000, CanArgo entered into a third production sharing contract with Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. This contract covers the Norio and North Kumisi blocks of East Georgia, a 1,542 square kilometre exploration area adjacent to the Ninotsminda and West Rustavi fields. There are two existing oil fields on the Norio block, Norio and Satskenisi which are relatively shallow fields and which have produced oil from the Miocene and Sarmatian sequences. The commercial terms of the production sharing contract are similar to those of the Nazvrevi/Block XIII production sharing contract with the exception that after all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 60/40 basis between Georgian Oil and CanArgo respectively. CanArgo currently owns a 50% controlling interest in CanArgo Norio Limited with the remainder held by Georgian investors.

The first phase of the preliminary work program under the Norio and North Kumisi production sharing agreement involves primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies are currently being interpreted. In addition to the existing upper sequences, the potential of the blocks to produce from the Middle Eocene, Cretaceous and Upper Eocene is being assessed. The cost of the seismic program was approximately $1,200,000.

The second phase of the preliminary work program under the Norio and North Kumisi production sharing agreement involves the drilling of one well at an estimated cost of up to $5 million. CanArgo can terminate the production sharing contract if it decides not to proceed with drilling.

The Norio production sharing agreement provides Georgian Oil with a one time option to take up to a 15% participating interest in petroleum operations. The option period begins on submission of the first development plan and must be exercised within 180 days thereafter. To exercise the option, Georgian Oil must pay their pro rata share of back costs, bear a pro rata share of all future costs and expenses incurred from and after the date of submittal of the first development plan in proportion to the participating interest which it acquired through exercise of the option and execute a joint operating agreement.


OTHER GEORGIAN PROJECTS

Georgian American Oil Refinery

In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of Georgian American Oil Refinery for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo holds 51% of the common stock of Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

The refinery, which utilizes primarily refurbished American equipment, began operations in July 1998 and has a current capacity of approximately 4,000 barrels per day. It is the only refinery in Georgia employing western technology. It is able to produce naphtha, diesel fuel, fuel oil and kerosene. Further capacity expansion and product extension is possible in the future.

Sartichala is the primary processing center for east Georgian oil production, including production from Ninotsminda. Refined products are sold on both the local and export markets. Although the refinery receives some revenue from the sale of its products in the Georgian currency, the Lari, most pricing is related to dollar based world market prices. To mitigate the currency exchange risk, the refinery has established some export sales contracts denominated in United States dollars. CanArgo believes that its involvement in Georgian refining activity strengthens its position in the Georgian energy sector and provides specific support for Ninotsminda Oil Company's activities in Ninotsminda. In 2000, Ninotsminda Oil Company sold approximately 136,400 barrels of oil to the refinery.

CanArgo Standard Oil Products

In December 2000, CanArgo reached an agreement to acquire an interest in several existing petrol stations and sites in Tbilisi, Georgia. These stations and sites, together with several existing CanArgo stations, operate under the CanArgo name and are owned by CanArgo Standard Oil Products, a Georgian company in which CanArgo owns a 50% equity interest.

CanArgo originally moved into the retail gasoline sector in Georgia in April 2000 with the formation of CanArgo Standard Oil Products. This company initially was involved in the construction and operation of three high quality stations under the retail name brand. At December 2000, two stations were operational. Under the exercised option, seven more locations under varying degrees of completion will be vended into CanArgo Standard Oil Products by its Georgian partners, with CanArgo investing a further $1.2 million of development capital. Two of these locations are operating stations, three are under construction, and the development of the final two locations will commence shortly. The new investment funds will be used to accelerate development of the existing sites, purchase more sites in desirable city regions and begin the development of CanArgo Standard Oil Product's business on the important transit routes through Georgia.


OTHER EASTERN EUROPEAN PROJECTS

Stynawske Field, Western Region, Ukraine

In November 1996, CanArgo entered into a joint venture arrangement with the Ukrainian state oil company, Ukranafta, for the development of the 24 square kilometre Stynawske field, located in Western Ukraine near the town of Stryv. CanArgo has a 45% interest in Boryslaw Oil Company, the joint venture entity, with Ukranafta holding the remaining 55% interest. Ukranafta retains rights to base production, representing a projection of what the Stynawske field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2001. The joint venture will be entitled to all incremental production above that declining base.

Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continued on the transfer of the field, by the fall of 1999 it was apparent from the length and difficulty of the negotiations that significant uncertainty existed as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. As a result, CanArgo recorded in the year ended December 31, 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company. CanArgo's investment in the Stynawa field was the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination between Fountain Oil Incorporated and CanArgo Oil & Gas Inc.

CanArgo has continued to seek the transfer of the field under satisfactory commercial terms. In December 2000, CanArgo reached agreement with Ukranafta on certain commercial arrangements and for the transfer of field operations to Boryslaw Oil Company.

If CanArgo does not proceed with the Stynawske field development program, it may be in breach of obligations it has with regard to the joint venture with certain obligations being due to be met by June 2002. This could place CanArgo's rights to the Stynawske field at risk and could subject CanArgo to possible liability.

Bugruvativske Field, Ukraine

On March 8, 2001 CanArgo announced that it intended to make an offer to purchase all outstanding common shares of Lateral Vector Resources Inc. On March 20, 2001 an offer was mailed to Lateral Vector Resources Inc. shareholders offering Canadian $0.10 (approximately $0.065) in cash for each outstanding Lateral Vector Resources Inc. share and based on publicly available information, the transaction value represented by the offer is approximately $2.11 million. The offer, conditional, among other matters, upon the deposit of at least 90% of outstanding Lateral Vector Resources Inc. shares (calculated on a fully diluted basis), is subject to the receipt of all required regulatory approvals including any required in Ukraine and other conditions customary in this type of transaction, including the absence of any material change in the business or operations of Lateral Vector Resources Inc.

According to publicly available information, Lateral Vector Resources Inc. negotiated and concluded a Joint Investment Production Activity agreement in 1998 to develop the Bugruvativske Field together with Ukranafta.


Potential Caspian Exploration Project

In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 CanArgo concluded that it did not have the resources to progress this project. Accordingly, in November 1999, CanArgo sold all but a 9.5% interest in its subsidiary to private investors in exchange for $250,000 to be paid to CanArgo should additional financing or an equity partner be found for the project. Part of the proceeds from the sale is to continue activities on this project and potentially to increase CanArgo's interest. Potential work in the near future includes seismic and possibly drilling.


RISKS ASSOCIATED WITH CANARGO'S OIL AND GAS ACTIVITIES

Future Dependent on Success of the Ninotsminda Oil Field

CanArgo has directed substantially all of its efforts and most of the available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. This decision is based on management's assessment of the promise of the Ninotsminda field area. However, CanArgo cannot assure investors that the development plans for the Ninotsminda field will be successful. For example, the Ninotsminda field may not produce sufficient quantities of oil and gas to justify the investment CanArgo has made and is planning to make in the field, and CanArgo may not be able to produce the oil and gas at a sufficiently low cost or to market the oil and gas produced at a sufficiently high price to generate a positive cash flow and a profit. Ninotsminda Oil Company has also entered into certain supply and purchase agreements for natural gas associated with crude oil production from the Ninotsminda field. Such agreements may benefit CanArgo, but may in the future also limit its ability to sell associated natural gas at then market prices.


Ninotsminda Field Governed by Production Sharing Contract Which May be Subject to Certain Legal Uncertainties

CanArgo's principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing agreements and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

CanArgo's production sharing agreements and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts.

To confirm the validity of the Ninotsminda production sharing contract and the mineral usage license prior to the introduction in 1999 of the petroleum law, in connection with its preparation of the Convertible Loan Agreement with CanArgo, IFC received in November 1998 confirmation from the State of Georgia, that among other things:

-- The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with Ninotsminda Oil Company thereunder;
-- the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and
-- the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to Ninotsminda Oil Company by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of our production sharing contract in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract.


Write Off of Unsuccessful Properties and Projects

In order to realize the carrying value of its oil and gas properties and ventures, CanArgo must produce oil and gas in sufficient quantities and then sell such oil and gas at sufficient prices to produce a profit. CanArgo has a number of unevaluated oil and gas properties. The risks associated with successfully developing unevaluated oil and gas properties are even greater than those associated with successfully continuing development of producing oil and gas properties, since the existence and extent of commercial quantities of oil and gas in unevaluated properties have not been established. During 1997, CanArgo recorded impairment charges totalling $19.4 million relating to three unsuccessful ventures and in 1999, recorded impairment charges totalling $5.5 million relating to a fourth venture. CanArgo could be required in the future to write off its investments in additional projects, including the Ninotsminda field project, if such projects prove to be unsuccessful.


Additional Funds Needed For Long-Term Oil And Gas Development Plans

It will take many years and substantial cash expenditures to develop fully CanArgo's oil and gas properties. CanArgo generally has the principal responsibility to provide financing for its oil and gas properties and ventures. Accordingly, CanArgo may need to raise additional funds from outside sources in order to pay for project development costs beyond those currently budgeted through 2001. CanArgo may not be able to obtain that additional financing. If adequate funds are not available, CanArgo will be required to scale back or even suspend its operations or such funds may only be available on commercially unattractive terms. The carrying value of the Ninotsminda field may not be realized unless additional capital expenditures are incurred to develop the field. Furthermore, additional funds will be required to pursue exploration activities on its existing undeveloped properties.


Oil and Gas Activities Involve Risks, Many of Which Are Beyond CanArgo's Control

CanArgo's exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond its control. First, CanArgo must successfully identify commercial quantities of oil and gas. The development of an oil and gas deposit can be affected by a number of factors which are beyond the operator's control, such as:

--   Unexpected or unusual geological conditions.
--   The recoverability of the oil and gas on an economic basis.
--   The availability of infrastructure and personnel to support operations.
--   Local and global oil prices.
--   Government regulation and legal uncertainties.

CanArgo's activities can also be affected by a number of hazards, such as:

--   Labor disputes.
--   Natural phenomena, such as bad weather and earthquakes.
-- Operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses.
-- Environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

Any of these hazards could result in damage, losses or liability for CanArgo. There is also an increased risk of some of these hazards in connection with operations that involve the rehabilitation of fields where less than optimal practices and technology were employed in the past, as was often the case in Eastern Europe. CanArgo does not purchase insurance covering all of the risks and hazards that are involved in oil and gas exploration, development and production.


Development Affected by Conditions in Eastern Europe

CanArgo's principal oil and gas properties, including the Ninotsminda field, are located in Eastern Europe. Development of these fields is subject to a number of conditions endemic to Eastern European countries, including:

-- Political Instability - The present governmental arrangements in Eastern Europe and countries of the former Soviet Union in which CanArgo operates were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, these governments could themselves be replaced by other institutions, including a possible reversion to totalitarian forms of government. CanArgo's operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies. The production sharing contract covering the Ninotsminda oil field is such an arrangement. As a result of such dependency on government participants, CanArgo's operations could be adversely affected by political instability, changes in government institutions, personnel, policies or legislation, or shifts in political power. There is also the risk that governments could seek to nationalize, expropriate or otherwise take over its oil and gas properties.

-- Social, Economic and Legal Instability - The political institutions in Eastern Europe and countries of the former Soviet Union have recently become more fragmented, and the economic institutions of Eastern European countries have recently converted to a market economy from a planned economy. New laws have recently been introduced, and the legal and regulatory regimes in such regions are often vague, containing gaps and inconsistencies, and are constantly subject to amendment. Social, economic and legal instability have accompanied these changes due to many factors which include:

     --   Low standards of living.
     --   High unemployment.
     --   Undeveloped and constantly changing legal and social institutions.
     --   Conflicts with neighboring countries.

     This instability can make continued operations difficult or impossible.

-- Inadequate Or Deteriorating Infrastructure - Countries in Eastern Europe often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable power supply caused Ninotsminda Oil Company to suspend drilling of one well and the testing of a second well during the 1998-1999 winter season.

Currency Risks -- Payment for oil and gas products sold in Eastern European countries may be in local currencies. Although CanArgo currently sells its oil principally for U.S. dollars, it may not be able to continue to demand payment in hard currencies. Although most Eastern European currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. In addition, the ability to transfer currencies into or out of Eastern European countries may be restricted or limited in the future. CanArgo may also enter into contracts with suppliers in these countries to purchase goods and services in U.S. dollars. If CanArgo cannot receive payment for oil in U.S. dollars and the value of the local currency relative to the U.S. dollar deteriorates, CanArgo could face significant negative changes in working capital.

Tax Risks -- Countries in Eastern Europe frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since CanArgo is dependent on international operations, specifically those in Georgia, CanArgo is subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes.


Changes in the Market Price of Oil and Gas

Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors which are beyond CanArgo's control, including:

--   Changes in the supply and demand for oil and natural gas.
--   Actions of the Organization of Petroleum Exporting Countries.
--   Weather conditions.
--   Domestic and foreign governmental regulations.
--   The price and availability of alternative fuels.
--   Political conditions in the Middle East and elsewhere.
--   Overall economic conditions.

A reduction in oil prices can affect the economic viability of CanArgo's operations. For example, the significant decline in oil prices during 1998 adversely affected CanArgo's results of operations and increased its operating loss in 1998. There can be no assurance that oil prices will be at a level that will enable CanArgo to operate at a profit.


Oil and Gas Production could Vary Significantly From Reserve Estimates

Estimates of oil and natural gas reserves and their values by petroleum engineers are inherently uncertain. These estimates are based on professional judgements about a number of elements including:

--   The amount of recoverable crude oil and natural gas present in a reservoir.
--   The costs that will be incurred to produce the crude oil and natural gas.
--   The rate at which production will occur.

Reserve estimates are also based on evaluations of geological, engineering, production and economic data. The data can change over time due to, among other things:

--   Additional development activity.
--   Evolving production history.
--   Changes in production costs, market prices and economic conditions.

As a result, the actual amount, cost and rate of production of oil and gas reserves and the revenues derived from sale of the oil and gas produced in the future will vary from those anticipated in the most recent report on the oil and gas reserves prepared by Ashton Jenkins Mann as of January 1, 2001. The magnitude of those variations may be material.

The rate of production from crude oil and natural gas properties declines as reserves are depleted. Except to the extent we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional productive zones in existing wells or secondary recovery reserves, our proved reserves will decline as reserves are produced. Future crude oil and natural gas production is therefore highly dependent upon our level of success in replacing depleted reserves.

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. CanArgo must comply with laws and regulations which govern many aspects of its oil and gas business, including:

--   Exploration.
--   Development.
--   Production.
--   Occupational health and safety.
--   Labor standards.
--   Environmental matters.

CanArgo expects the trend towards more burdensome regulation of its business to result in increased costs and operational delays. This trend is particularly applicable in developing economies, such as those in Eastern Europe where CanArgo has its principal operations. In these countries, the evolution towards a more developed economy is often accompanied by a move towards the more burdensome regulations that typically exist in the more developed economies.


Competition

The oil and gas industry can be highly competitive. CanArgo's competitors include integrated oil and gas companies, independent oil and gas companies, drilling and income programs, and individuals. Many of CanArgo's competitors are large, well-established, well-financed companies. Because of CanArgo's small size and lack of financial resources, CanArgo may not be able to compete effectively with these companies.


Operations are Dependent on Chief Executive

David Robson, the Chief Executive Officer of CanArgo, is CanArgo's executive who has the most experience in the oil and gas industry and who has the most extensive business relationships in Eastern Europe. The business and operations of CanArgo could be significantly harmed if Dr. Robson were to leave CanArgo or become unavailable because of illness or death. Dr. Robson has signed an agreement with a three years non competing clause effective from June 29, 2000, the date of the signing. CanArgo does not carry key employee insurance on any of its employees.


EMPLOYEES

As of December 31, 2000, CanArgo had 16 full time employees. The entity acting as operator of the Ninotsminda oil field for Ninotsminda Oil Company has 104 full time employees, and substantially all of that company's activities relate to the production and development of the Ninotsminda field.

ITEM 2.   PROPERTIES

CanArgo does not have through its production sharing contracts outright ownership of any real property. Its real property interests are limited to contractual leasehold and mineral interests.

The refinery owned by CanArgo's subsidiary Georgian American Oil Refinery, is located next to Georgian Oil's central processing facility at Sartichala, Georgia. All of the petrol stations owned by CanArgo's subsidiary CanArgo Standard Oil Products are located in and around Tbilisi, Georgia.


PRODUCTIVE WELLS AND ACREAGE

Productive Wells and Acreage

The following table summarizes as of December 31, 2000 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company. Prior to completion of the acquisition of the remaining 21.2% held by JKX Oil & Gas plc, CanArgo's interest was 78.8% of the gross amount.


                                       GROSS                                 NET
                         ---------------------------------    ---------------------------------
                          NUMBER                  SQUARE       NUMBER                  SQUARE
                         OF WELLS    ACREAGE    KILOMETRES    OF WELLS    ACREAGE    KILOMETRES
                         --------    -------    ----------    --------    -------    ----------
Ninotsminda field           13        2,500         10           13        2,500         10


On December 31, 2000, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.


Undeveloped Acreage

The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII and Norio/North Kumisi production sharing contracts as of December 31, 2000. The information regarding net acreage represents the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company and the subsidiary holding the Nazvrevi/Block XIII contract and its 50% interest in the subsidiary holding the Norio/North Kumisi contract.

                                     GROSS                         NET
                            -----------------------      -----------------------
                                           SQUARE                       SQUARE
                            ACREAGE      KILOMETRES      ACREAGE      KILOMETRES
                            -------      ----------      -------      ----------
Ninotsminda Field            24,000            97         24,000            97
Nazvrevi/Block XIII         518,500         2,098        518,500         2,098
Norio/North Kumisi          380,727         1,540        190,364           770
                            -------         -----        -------         -----
Total                       923,227         3,735        732,864         2,965
                            =======         =====        =======         =====


CanArgo leases office space in London, England; Calgary, Alberta; Tbilisi, Republic of Georgia; and Maidenhead, England. The leases have remaining terms varying from three months to ten years. CanArgo's sublease of its Maidenhead offices expires March 2001.

ITEM 3.   LEGAL PROCEEDINGS

At December 31, 2000 there were no legal proceedings pending involving CanArgo which, if adversely decided, would have a material adverse effect on CanArgo's financial position or business.

CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2000, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of CanArgo's security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board after trading from April 6, 1995 through March 29, 1999 on the Nasdaq National Market System under the symbol "GUSH". CanArgo's common stock is also listed on the Oslo Stock Exchange and has traded there under the symbol "CNR" since May 1995. As a result of the shift in the principal domestic market for CanArgo common stock from the Nasdaq National Market System to the OTC Bulletin Board, stockholders may:

-- find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for common stock;
--   experience greater spreads between bid and asked prices;
-- be charged relatively higher transactional costs when buying or selling common stock; and
--   encounter more difficulty in effecting sales or purchases of common stock.

In addition, while securities listed on The Nasdaq National Market System are exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. The listing of CanArgo common stock on the Oslo Stock Exchange had until October, 2000 been a secondary listing, with the primary listing being on The Nasdaq Stock Market. In October, 2000, CanArgo obtained a primary listing on the Oslo Stock Exchange where it is now included on the main list.

The following table sets forth the high and low sales prices of the common stock on The Nasdaq National Market System and the Oslo Stock Exchange for the periods indicated, and the high and low bid prices on the OTC Bulletin Board for the period after March 29, 1999. Average daily trading volume on these markets during these periods is also provided. Nasdaq National Market data is provided by The Nasdaq Stock Market; OTC Bulletin Board data is provided by Nasdaq Trading and Market Services and or published financial sources and Oslo Stock Exchange data is derived from published financial sources. The over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commissions, and may not represent actual transactions. Sales prices on the Oslo Stock Exchange were converted from Norwegian kroner into United States dollars on the basis of the daily 10:00 am exchange rate for buying United States dollars with the Norwegian kroner announced by the central bank of Norway. Prices in Norwegian kroner are denominated in "NOK". During July 1998, CanArgo effected a 1-for-2 reverse stock split of CanArgo's common stock. Figures for the periods prior to the effective date of the reverse stock split have been restated to give effect to the reverse stock split.

                                         NASDAQ/OTC                          OSE
                               ------------------------------    -----------------------------
                                                    AVERAGE                          AVERAGE
                               HIGH       LOW    DAILY VOLUME    HIGH      LOW    DAILY VOLUME
                               ----       ---    ------------    ----      ---    ------------
FISCAL QUARTER ENDED
March 31, 1998                 2.63      1.44       27,015       2.38     1.60      153,177
June 30, 1998                  2.25      1.00       15,220       2.13     1.20       65,617
September 30, 1998             1.81      0.47       10,266       1.60     0.53       24,924
December 31, 1998              0.81      0.22       34,570       0.67     0.20       27,493
March 31, 1999                 0.47      0.19       25,642       0.57     0.23       16,412
June 30, 1999                  0.50      0.19       23,872       0.41     0.23       18,137
September 30, 1999             1.02      0.25       83,591       0.71     0.27      143,689
December 31, 1999              0.91      0.38      117,872       0.96     0.39      174,042
March 31, 2000                 1.00      0.63       95,167       0.97     0.73      144,854
June 30, 2000                  1.45      0.69      103,033       1.57     0.79      469,500
September 30, 2000             1.66      1.03       69,800       1.78     1.04    1,097,007
December 31, 2000              1.38      0.75       24,500       1.45     0.75      881,592


At February 28, 2001, the closing price of CanArgo common stock on the OTC Bulletin Board and Oslo Stock Exchange was $1.08 and $1.07 respectively.

On December 31, 2000 the number of holders of record of the common stock of CanArgo was approximately 7,315. CanArgo has not paid any cash dividends on its common stock. CanArgo currently intends to retain future earnings, if any, for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on CanArgo's results of operations and financial condition and on such other factors as CanArgo's Board of Directors may, in its discretion, consider relevant. In addition, CanArgo may not pay dividends on its common stock unless its subsidiary, CanArgo Oil & Gas Inc., is able to pay and simultaneously pays an equivalent dividend on the exchangeable shares issued by that subsidiary.


ITEM 6.   SELECTED FINANCIAL DATA

The following data reflect the historical results of operations and selected balance sheet items of CanArgo and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" herein.

Reported in $1,000 except
for per common share amounts
                                               YEAR ENDED        YEAR ENDED        YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                 2000              1999              1998             1997
                                              ------------      ------------      ------------     ------------
FINANCIAL PERFORMANCE
Total revenue                                 $  7,136          $  2,783          $    821         $    313
Operating loss                                  (2,297)           (8,078)           (6,327)         (25,312)
Other income (expense)                             145              (395)              217           (2,371)
Net loss                                        (2,152)           (8,473)           (6,110)         (27,683)
Net loss per common share --
   basic and diluted                             (0.04)            (0.32)            (0.39)           (2.47)
Cash generated by (used in) operations             919            (1,116)          (14,718)          (4,176)
Working capital                                 22,687             2,729             1,366           13,971
Total assets                                    82,764            43,799            46,568           37,434
Notes payable & long-term debt                      --                --                --               --
Stockholders' equity                            72,426            37,863            40,031           26,779
Cash dividends per common share                     --                --                --               --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING INFORMATION. SEE "FORWARD LOOKING STATEMENTS" BELOW.

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

In August 2000, CanArgo closed a private placement of 12,000,000 new shares at Norwegian Kroner (NOK) 11.20 per share. Gross proceeds from the placement were approximately US$14.2 million. In June 2000, CanArgo Energy Corporation completed a private placement of 15,660,916 shares of common stock at NOK 9.00 per share. Gross proceeds from the placement were approximately US$15.4 million. In April 2000, CanArgo closed a private placement resulting in the issuance of 3,695,000 shares of common stock at NOK 7.50 per share for gross proceeds of $3.2 million.

CanArgo's management believes that cash and cash equivalents at December 31, 2000 should be sufficient to cover operating needs for existing projects during the next twelve month period. Also, CanArgo's cash balance at December 31, 2000 satisfies CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia envisaged in August 2000. Current development plans for the Ninotsminda field includes the drilling of exploration well N100, several rehabilitations of existing wells and quantification of the reserve and production potential of the recently announced discovery in the Saramatian sequence. This discovery may also open up new potential in the upper sequences of other areas currently under license in Georgia. These plans are scheduled to be implemented in 2001 and the first half of 2002, but that timing is dependent upon key supplies and other equipment for the development being available promptly as well as adequate financing.

In December 1998, Ninotsminda Oil Company entered into a convertible loan agreement with International Finance Corporation ("IFC"), an affiliate of the World Bank, under which IFC agreed under specified conditions, to lend $6 million to Ninotsminda Oil Company primarily to fund a defined Ninotsminda field development program. Under terms of the loan agreement, if funds were disbursed, IFC would have the right to convert all or part of the loan into common shares of Ninotsminda Oil Company. IFC would also have the ability to accept or reject joint venture or third party investment in the project. As a result of these and other conditions, no funds were disbursed under the loan agreement and in November 2000, Ninotsminda Oil Company formally advised IFC of its withdrawal from the loan agreement.

While a considerable amount of infrastructure for the Ninotsminda field has been put in place, CanArgo cannot provide assurance that:

o    funding of the Ninotsminda field development plan will be timely,

o that the development plan will be successfully completed or will increase production, or

o that the Ninotsminda field operating revenues after completion of the development plan will exceed operating costs.

To pursue additional projects and opportunities, CanArgo would require additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions including those with major stockholders, investment bankers and other companies, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo also may, where opportunities exist, seek to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

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

o reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and

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

On March 29, 1999, CanArgo was advised that its common stock had been delisted from The Nasdaq Market System effective at the close of business on March 29, 1999. On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board. This shift in the principal domestic market for CanArgo common stock may adversely affect the market for CanArgo's common stock. See "Item 5. "Market For Common Equity and Related Stockholder Matters".

CHANGES IN FINANCIAL POSITION

As of December 31, 2000, CanArgo had working capital of $22,687,000, compared to working capital of $2,729,000 as of December 31, 1999. The $19,958,000 increase in working capital from December 31, 1999 to December 31, 2000 is principally due to several private placements and positive contribution to working capital from operations in the year, less capital expenditures.

Cash and cash equivalents increased $25,092,000 during 2000 from $3,535,000 at December 31, 1999 to $28,627,000 at December 31, 2000. The increase was primarily due to several private placements in 2000 for aggregate net proceeds of $29,853,000 and advances from a joint venture partner of $6,000,000 related to funding a portion of the cost of a three-well exploration program less capital expenditures. The utilization of cash during 2000 involved principally capital expenditures of $12,486,000 including oil and gas properties and equipment, principally related to the Ninotsminda field.

Cash and cash equivalents at December 31, 2000 included $5,889,000 held by Ninotsminda Oil Company with respect to initial advances, less capital expenditures, from AES Gardabani related to AES Gardabani's participation in a three well exploration program in the Republic of Georgia.

Accounts receivable increased from $464,000 at December 31, 1999 to $787,000 at December 31, 2000. The increase is primarily as a result of accounts receivable generated from natural gas sales in 2000.

Advances to operator increased from $nil at December 31, 1999 to $1,147,000 at December 31, 2000 as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

Inventory increased from $189,000 at December 31, 1999 to $696,000 at December 31, 2000 primarily as result of the acquisition in November 2000 of a controlling interest in Georgian American Oil Refinery. In addition to the crude oil and refined product in inventory at Georgian American Oil Refinery, at December 31, 2000, approximately 38,600 barrels of oil were held in storage by Ninotsminda Oil Company for sale in the Georgian domestic and regional market or in the international market. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place, as a strategic initiative, additional production in storage.

Other current assets increased from $94,000 at December 31, 1999 to $334,000 at December 31, 2000, primarily as a result of prepaid insurance, rent and deposits related to the London, England office.

Capital assets, net increased from $37,808,000 at December 31, 1999 to $50,477,000 at December 31, 2000, primarily as a result of investment of $12,486,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field.

Investments in and advances to oil and gas and other ventures, net decreased from $1,709,000 at December 31, 1999 to $696,000 at December 31, 2000. The
decrease reflects principally CanArgo's acquisition of a controlling interest in Georgian American Oil Refinery in November 2000 and subsequent consolidation of the results of Georgian American Oil Refinery and CanArgo's equity share of loss of Uentech International Corporation and East Georgian Pipeline Company. At December 2000, CanArgo held 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding. Uentech International Corporation specializes in the exploitation of patented downhole-heating technology. East Georgian Pipeline Company leases from Georgian Oil the pipeline used to transport natural gas from Sartichala to the Gardabani power plant.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At December 31, 2000, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Accounts payable increased from $1,160,000 at December 31, 1999 to $2,691,000 at December 31, 2000 primarily related to accounts payable of Georgian American Oil Refinery and amounts due at December 31, 2000 related to the 2000 seismic program.

Advances from joint venture partner increased to $5,889,000 at December 31, 2000 compared to $nil at December 31, 1999 as advances, less capital expenditures, were received from AES Gardabani related to it's participation in a three well exploration program in the Republic of Georgia.

Minority interest in subsidiaries decreased to $1,394,000 at December 31, 2000 compared to $4,371,000 at December 31, 1999 following the acquisition by CanArgo in June 2000 of the minority shareholders 21.2% interest in Ninotsminda Oil Company. Total consideration paid was 4,054,054 new common shares of CanArgo at a price of $1.11 per share for total consideration of $4,500,000. In July, 2000, CanArgo established CanArgo Norio Limited, a new subsidiary in which the subsidiary's minority interest shareholders have contributed $400,000 for use towards the current seismic program. CanArgo holds 50% of the outstanding common shares of CanArgo Norio Limited but has the unilateral ability through CanArgo Norio Limited's governing body to control the strategic, financial and operating decisions of the company. In April 2000, CanArgo took a 50% interest in CanArgo Standard Oil Products and in December 2000 reached agreement with CanArgo Standard Oil Products other shareholders for CanArgo to have the unilateral ability to control the strategic, financial and operational decisions of the company. Following acquisition of a controlling interest in Georgian American Oil Refinery in November 2000, minority interest at December 31, 2000 also includes a 49% minority interest in Georgian American Oil Refinery.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

CanArgo recorded operating revenue of $7,136,000 during the year ended December 31, 2000 compared with $2,783,000 for the year ended December 31, 1999. The increase is primarily due to increases in crude oil and natural gas production from the Ninotsminda field, higher crude oil prices, refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products and service revenue from CanArgo's rig equipment.

Ninotsminda Oil Company generated $4,778,000 of oil revenue and $1,331,000 of gas revenue in the year ended December 31, 2000 compared to $2,365,000 of oil revenue and $129,000 gas revenue for the year ended December 31, 1999. Its net share of the 479,000 barrels (1,312 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 245,947 barrels. From production, 8,735 barrels of oil were placed into storage in the year. For the year ended December 31, 1999, Ninotsminda Oil Company's net share of the 415,400 barrels (1,138 barrels per day) of gross production was 142,900 barrels. During the year ended December 31, 1999, 50,000 barrels of oil were removed from storage and sold. Ninotsminda Oil Company's net share of the 1,764,000 thousand cubic feet (mcf) of gas delivered in the year ended December 31, 2000 was 1,146,000 mcf.

All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the year ended December 31, 2000 averaged $20.14 per barrel as compared with an average of $13.17 per barrel in the year ended December 31, 1999. The net gas sales price during the year ended December 31, 2000 averaged $1.16 per mcf ($41.19 per thousand cubic meter).

Refining and marketing revenue for the year ended December 31, 2000 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products for November and December 2000. In December 2000, sales from the refinery were nominal following the imposition of restrictions and subsequent excise tax on feedstock. These issues are being addressed with authorities in Georgia and it is expected that new legislation addressing indigenous refining activities will be put forward in March 2001. No assurance can be given, however, that new legislation will be put forward, that such legislation will be passed or that if passed, it will sufficiently remove existing restrictions and excise taxes on feedstock and refined product. See Risks Associated with CanArgo's Oil and Gas Activities -- Oil and Gas Operations are Subject to Extensive Governmental Regulation. In December 2000, the first of several petrol stations planned to be opened by CanArgo Standard Oil Products over the next 12 months opened in Tbilisi, Georgia

CanArgo recorded in the year ended December 31, 2000 other revenue of $365,000 compared to $289,000 for the year ended December 31, 1999 attributable to rental of CanArgo equipment in Georgia.

The operating loss for the year ended December 31, 2000 amounted to $2,297,000 compared with an operating loss of $8,078,000 for the year ended December 31, 1999. The decrease in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's interest in the Stynawske project, increased oil production and sales, higher oil prices and the addition of gas sales in the year.

Field operating expenses increased to $1,287,000 for the year ended December 31, 2000 as compared to $1,063,000 for the year ended December 31, 2000. The increase is primarily a result of increased oil and gas production in the year.

Purchases of crude oil and products and refinery operating expenses of $138,000 and $439,000 respectively for the year ended December 31, 2000 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products for November and December 2000.

Direct project costs decreased to $738,000 for the year ended December 31, 2000, from $766,000 for the year ended December 31, 1999, reflecting efforts initiated in early 1999 to reduce Ninotsminda project expenses. Direct project costs are expected to increase in 2001 as a result of a significant increase in exploration and development activity in Georgia in the latter part of 2000 and early part of 2001.

General and administrative costs increased to $2,955,000 for the year ended December 31, 2000, from $2,193,000 for the year ended December 31, 1999. The increase is primarily attributable to increased operating and corporate activity in the latter part of 2000, costs related to the transition of administrative and finance functions from Calgary to London in the third and fourth quarters of 2000 and general and administrative costs of $188,000 related to refining and marketing activities.

The increase in depreciation, depletion and amortization expense from $1,145,000 for the year ended December 31, 1999 to $3,876,000 for the year ended December 31, 2000 is attributable principally to higher oil and gas production from the Ninotsminda field and depreciation of drilling equipment. In addition, CanArgo recorded depreciation expenses of $190,000 with respect to refining and marketing assets in 2000.

CanArgo recorded net other income of $110,000 for the year ended December 31, 2000, as compared to net other expenses of $577,000 during the year ended December 31, 1999. The principal reason for the increase is interest income during the year ended December 31, 2000 on cash balances and the payment of facility fees in the year ended December 31, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

The net loss of $2,152,000 or $0.04 per share for the year ended December 31, 2000 compares to a net loss of $8,473,000, or $0.32 per share for the year ended December 31, 1999. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2000 than during the year ended December 31, 1999, due in large part to private placements in April, June and August 2000.

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

The operating loss for 1999 amounted to $8,078,000, compared with $6,327,000 for 1998. The increase in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's investment in and advances to Boryslaw Oil Company of $5,460,000. The increase caused by the impairment is partially offset by 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, 1998 costs associated with CanArgo's business combination with CanArgo Oil & Gas Inc., and the impairment of oil and gas properties which amounted to $900,000 in 1998.

Field operating expenses increased to $1,063,000 during 1999, as compared to $851,000 for 1998, as a result of the inclusion of an additional six months of Ninotsminda field operating expenses in the 1999 period partially offset by the sale effective September 1, 1999 of the Sylvan Lake property. Operating expenses did not increase significantly despite three additional months of costs as a result of a field operating cost reduction program undertaken by Ninotsminda Oil Company in late 1998 and early 1999.

Direct project costs decreased to $766,000 in 1999 from $1,157,000 for 1998, reflecting 1998 costs associated with CanArgo's involvement in some Eastern European oil and gas ventures which involvement CanArgo has effectively terminated, partially offset by activity related to the Ninotsminda field.

General and administrative expenses decreased to $2,193,000 in 1999 from $3,887,000 for 1998, reflecting the restructuring of CanArgo since the combination with Fountain Oil Incorporated and CanArgo Oil & Gas Inc. and focus on reducing overhead costs.

The increase in depreciation, depletion and amortization expense from $239,000 for 1998 to $1,145,000 during 1999 is 1999 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment in use in the 1999 period. Partially offsetting this increase is the sale of the Sylvan Lake property in 1999.

The equity loss from investments in unconsolidated subsidiaries increased to $261,000 for the year ended December 31, 1999 from $161,000 for the year ended December 31, 1998 as a result of increased activity by Uentech International Corporation developing the EEOR technology and a write-down of property and equipment in the year by CanArgo developing the gas powered turbine. These increases were partially offset by the substantially lower level of activity conducted through unconsolidated subsidiaries in 1999, reflecting the termination of CanArgo's involvement in the development activities of some Eastern European oil and gas ventures conducted through unconsolidated subsidiaries.

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

CanArgo recorded net other expense of $577,000 for 1999, as compared to net other income of $35,000 during 1998. The principal reason for the decrease is lower interest income as a result of lower cash balances during the year ended December 31, 1999, the payment of facility and commitment fees pursuant to Ninotsminda Oil Company's $6,000,000 Loan Agreement with the International Finance Corporation and the loss in 1999 from the sale of property and equipment not considered essential to ongoing operations.

The net loss of $8,473,000, or $0.32 per share for 1999, compares to a net loss of $6,110,000, or $0.39 per share for 1998. As a result of the issuance of shares in connection with the business combination, the weighted average number of common shares outstanding was substantially higher during 1999 than during 1998.

NEW ACCOUNTING STANDARDS

In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 issued SFAS No. 138,which amended certain provisions of SFAS 133. SFAS 133, as amended, will be adopted in the 2001 annual financial statements and based on present circumstances would not have any material effect on CanArgo's financial statements.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "Information Concerning Solicitation and Voting," "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" contained in our definitive proxy statement to be filed no later than April 30, 2001 in connection with solicitation of proxies for our annual meeting of stockholders (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the captions "Executive Compensation," and "Compensation of Directors" contained in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

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

         *10(22) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(23) Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(24) Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000.

         *10(25) Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000

         *10(26) Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000

         10(27) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000

         10(28) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000 related to the purchase of 28.7% interest in Georgian American Oil Refinery

         10(29) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery

         21 List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         23       Consent of PricewaterhouseCoopers LLP.

         27       Financial Data Schedule.


 (B)  REPORTS ON FORM 8-K:

         During the year ended December 31, 2000, CanArgo filed the following current reports on Form 8-K:

         1. On June 16, 2000, CanArgo filed a Form 8-K dated June 14, 2000 reporting Item 5. Other Events regarding a press announcing its initiatives for the Caspian region.

         2. On July 20, 2000, CanArgo filed a Form 8-K dated June 28, 2000 reporting Item 5. Other Events regarding a press release as to the sale of 15,660,916 shares of CanArgo's Common Stock at Norwegian Kroner (NOK) 9.00 per share.

         3. On July 28, 2000, CanArgo filed a Form 8-K dated July 20, 2000 reporting Item 5. Other Events regarding a press release as to the agreement with JSC National Oil Company ("Georgian Oil") and the State Agency for the Regulation of Oil and Gas Resources of Georgia on CanArgo's participation in the Norio Block XIC located in eastern Georgia.

         4. On August 24, 2000, CanArgo filed a Form 8-K dated August 16, 2000 reporting Item 5. Other Events regarding a press release as to the declaration by the U.S. Securities and

                  Exchange Commission on August 15, 2000 that CanArgo's Registration Statement on Form S-3 relating to the offer and sale of 25,048,766 shares of its common stock by certain stockholders was declared effective. CanArgo also announced on August 18, 2000 that it had closed a private placement of 12,000,000 shares at NOK 11.20 per share.

         5. On September 7, 2000, CanArgo filed a Form 8-K dated August 31, 2000 reporting Item 5. Other Events regarding a press release as to the appointment on August 31, 2000 of Mr. Roger Brittain as non-executive Chairman of the Board of Directors, effective September 1, 2000. On August 31, 2000, CanArgo also announced the initial results of its horizontal well, N98H on the Ninotsminda field in the Republic of Georgia.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
      (Registrant)

By:      /s/Anthony J. Potter                               Date: March 27, 2001
         ---------------------------------------------
         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/Roger Brittain                                  Date: March 27, 2001
         ---------------------------------------------
         Roger Brittain, Director and
         Chairman of the Board

By:      /s/David Robson                                    Date: March 27, 2001
         ---------------------------------------------
         David Robson, Managing Director and
         Chief Executive Officer

By:      /s/Russell Hammond                                 Date: March 27, 2001
         ---------------------------------------------
         Russell Hammond, Director

By:      /s/Peder Paus                                      Date: March 27, 2001
         ---------------------------------------------
         Peder Paus, Director

By:      /s/Nils N. Trulsvik                                Date: March 27, 2001
         ---------------------------------------------
         Nils N. Trulsvik, Director

By:      /s/Anthony J. Potter                               Date: March 27, 2001
         ---------------------------------------------
         Anthony J. Potter, Chief Financial Officer

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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP as indicated in their report. Management has made available to PricewaterhouseCoopers LLP all the Company's financial records and related data and minutes of directors' and audit committee meetings.

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




/s/Dr. David Robson                                   /s/Anthony J. Potter
Chief Executive Officer                               Chief Financial Officer


March 27, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Shareholders of CanArgo Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CanArgo Energy Corporation and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                /s/PricewaterhouseCoopers LLP

Calgary, Alberta                                PRICEWATERHOUSECOOPERS LLP
March 27, 2001                                  Chartered Accountants

                           CANARGO ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                         DECEMBER 31,           December 31,
                                                                             2000                   1999
                                                                         -------------        --------------
ASSETS

Cash and cash equivalents                                                $  28,627,013        $    3,534,983
Accounts receivable                                                            786,570               464,435
Advances to operator                                                         1,146,584                  -
Inventory                                                                      695,909               188,500
Other current assets                                                           334,402                94,174
                                                                         -------------        --------------
  Total current assets                                                   $  31,590,478        $    4,282,092

Capital assets                                                              50,477,344            37,808,162
Investments in and advances to oil and gas and other
ventures - net                                                                 696,374             1,709,215
                                                                         -------------        --------------
TOTAL ASSETS                                                             $  82,764,196        $   43,799,469
                                                                         =============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                         $   2,691,118        $    1,159,949
Advances from joint venture partner                                          5,888,573                 -
Accrued liabilities                                                            323,936               393,411
                                                                         -------------        --------------
  Total current liabilities                                              $   8,903,627        $    1,553,360

Provision for future site restoration                                           40,990                12,700

Minority interest in subsidiaries                                            1,393,915             4,370,785

Commitments and contingencies (Note 7)                                         -                      -

Stockholders' equity:
 Preferred stock, par value $0.10 per share                                    -                      -
 Common stock, par value $0.10 per share                                     7,595,069             3,735,292
 Capital in excess of par value                                            139,071,031           106,216,164
 Accumulated deficit                                                       (74,240,436)          (72,088,832)
                                                                         -------------        --------------
  Total stockholders' equity                                             $  72,425,664        $   37,862,624
                                                                         -------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  82,764,196        $   43,799,469
                                                                         =============        ==============

        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                          (EXPRESSED IN UNITED STATES
                                    DOLLARS)

                                                                  DECEMBER 31,        December 31,        December 31,
                                                                     2000                 1999                1998
                                                                 -------------       -------------       -------------

Operating Revenues:
   Oil and gas sales                                             $   6,108,779       $   2,493,612       $     804,552
   Refining and marketing                                              661,880               -                    -
   Other                                                               364,900             289,321              16,400
                                                                 -------------       -------------       -------------
                                                                     7,135,559           2,782,933             820,952
                                                                 -------------       -------------       -------------
Operating Expenses:
   Field operating expenses                                          1,287,035           1,062,610             851,057
   Purchases of crude oil and products                                 138,144               -                    -
   Refinery operating expenses                                         439,037               -                    -
   Direct project costs                                                737,731             766,424           1,157,163
   General and administrative                                        2,954,675           2,192,728           3,887,386
   Depreciation, depletion and amortization                          3,875,988           1,145,029             238,924
   Impairment of property and equipment                                  -                   -                 113,000
   Impairment of oil and gas properties                                  -                 233,957             900,000
   Impairment of oil and gas ventures                                    -               5,459,793                -
                                                                 -------------       -------------       -------------
                                                                     9,432,610          10,860,541           7,147,530
                                                                 -------------       -------------       -------------

OPERATING LOSS                                                      (2,297,051)         (8,077,608)         (6,326,578)
                                                                 -------------       -------------       -------------

Other Income (Expense):
   Interest income                                                     549,749               -                 782,596
   Interest expense                                                       -               (199,604)           (479,932)
   Other                                                              (199,469)            (74,172)            (76,540)
   Gain (loss) on disposition of equipment                                -                (41,742)            (30,333)
   Equity loss from investments in
   unconsolidated subsidiaries                                        (240,070)           (261,234)           (161,180)
                                                                 -------------       -------------       -------------
TOTAL OTHER INCOME (EXPENSE)                                           110,210            (576,752)             34,611
                                                                 -------------       -------------       -------------

NET LOSS BEFORE INCOME TAX EXPENSE                                  (2,186,841)         (8,654,360)         (6,291,967)

INCOME TAX EXPENSE                                                        -                   -                   -
                                                                 -------------       -------------       -------------

NET LOSS BEFORE MINORITY INTEREST                                   (2,186,841)         (8,654,360)         (6,291,967)

Minority interest in loss of consolidated
   subsidiaries                                                         35,237             181,500             181,644
                                                                 -------------       -------------       -------------

NET LOSS AND COMPREHENSIVE LOSS                                  $  (2,151,604)      $  (8,472,860)      $  (6,110,323)
                                                                 =============       =============       =============

Weighted average number of
   common shares outstanding                                        54,950,630          26,370,235          15,783,889
                                                                 -------------       -------------       -------------


NET LOSS PER COMMON SHARE - BASIC                                $       (0.04)      $       (0.32)      $       (0.39)
                                                                 -------------       -------------       -------------

NET LOSS PER COMMON SHARE - DILUTED                              $       (0.04)      $       (0.32)      $       (0.39)
                                                                 -------------       -------------       -------------

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                  DECEMBER 31,    December 31,    December 31,
                                                                      2000            1999            1998
                                                                  ------------    ------------    ------------
Operating activities:
  Net loss                                                        $ (2,151,604)   $ (8,472,860)   $ (6,110,323)
  Depreciation, depletion and amortization                           3,875,988       1,145,029         238,924
  Issuance of common stock for services                                112,700         298,872            --
  Impairment of property and equipment                                    --              --           113,000
  Impairment of oil and gas properties                                    --           233,957         900,000
  Impairment of oil and gas ventures                                      --         5,459,793            --
  Equity loss from investments in unconsolidated subsidiaries          240,070         261,234         161,180
  Loss (gain) on disposition of equipment                                 --            41,742          30,333
  Allowance for doubtful accounts                                      100,000          76,921            --
  Minority interest in income (loss) of consolidated subsidiaries      (35,237)       (181,500)       (181,644)
  Changes in assets and liabilities:
    Accounts receivable                                               (186,067)       (116,989)        649,671
    Advances to operator                                            (1,146,584)        376,890         665,358
    Inventory                                                           19,256         (18,095)       (150,000)
    Other current assets                                              (240,228)        359,302         331,936
    Accounts payable                                                   249,972         277,188      (2,202,203)
    Accrued liabilities                                                 80,525        (857,639)     (9,164,558)
                                                                  ------------    ------------    ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                   918,791      (1,116,155)    (14,718,326)
                                                                  ------------    ------------    ------------

Investing activities:
  Capital expenditures                                             (12,485,506)     (3,504,840)     (5,727,029)
  Proceeds from the disposition of assets                               13,408       1,166,234         438,033
  Investments in and advances to oil and gas and other
  ventures                                                            (236,074)       (649,603)     (1,652,447)
  Restricted cash                                                         --              --         9,700,000
  Acquisition costs                                                       --              --        (1,214,948)
  Change in non cash working capital items                            (150,000)        150,000            --
                                                                  ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                              (12,858,172)     (2,838,209)      1,543,609
                                                                  ------------    ------------    ------------

Financing Activities:
  Proceeds from sales of common stock                               33,283,873       6,392,739            --
  Share issue costs                                                 (2,848,505)       (828,300)           --
  Advances from minority interest                                      500,000            --              --
  Advances from joint venture partner                                5,888,573            --              --
  Cash acquired                                                        207,470            --           935,448
                                                                  ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           37,031,411       5,564,439         935,448
                                                                  ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           25,092,030       1,610,075     (12,239,269)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,534,983       1,924,908      14,164,177
                                                                  ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 28,627,013    $  3,534,983    $  1,924,908
                                                                  ------------    ------------    ------------


        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                               COMMON STOCK
                                      ------------------------------
                                        NUMBER OF
                                         SHARES                             ADDITIONAL                              TOTAL
                                       ISSUED AND                            PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                        ISSUABLE         PAR VALUE           CAPITAL            DEFICIT            EQUITY
                                      -------------    -------------      -------------      -------------      -------------
\
TOTAL, DECEMBER 31, 1997               11,223,744      $   1,122,374      $  83,162,531      $ (57,505,649)     $  26,779,256

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                3,934,124            393,412          7,386,718               --            7,780,130

Net loss                                     --                 --                 --           (6,110,323)        (6,110,323)

                                      -----------      -------------      -------------      -------------      -------------
BALANCE, DECEMBER 31, 1998             15,157,868          1,515,786         90,549,249        (63,615,972)        28,449,063
                                      -----------      -------------      -------------      -------------      -------------

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration        5,856,775            585,678         10,996,692               --           11,582,370
                                      -----------      -------------      -------------      -------------      -------------
TOTAL, DECEMBER 31, 1998               21,014,643          2,101,464        101,545,941        (63,615,972)        40,031,433
                                      -----------      -------------      -------------      -------------      -------------
Less shares issuable at
beginning of year                      (5,856,775)          (585,678)       (10,996,692)              --          (11,582,370)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                5,327,016            532,702         10,002,014               --           10,534,716

Issuance of common stock in
connection with acquisition of oil
and gas properties                        650,000             65,000            375,740               --              440,740

Issuance of common stock for
services                                  537,917             53,792            245,080               --              298,872

Issuance of common stock
pursuant to registration statement     11,850,362          1,185,036          2,370,073               --            3,555,109


Issuance of common stock
pursuant to private placement           3,300,000            330,000          2,507,630               --            2,837,630

Share issue costs                            --                 --             (828,300)              --             (828,300)

Net loss                                     --                 --                 --           (8,472,860)        (8,472,860)
                                      -----------      -------------      -------------      -------------      -------------
BALANCE, DECEMBER 31, 1999             36,823,163      $   3,682,316       $ 105,221,486     $ (72,088,832)     $  36,814,970
                                      -----------      -------------      -------------      -------------      -------------

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration          529,759             52,976            994,678               --            1,047,654
                                      -----------      -------------      -------------      -------------      -------------
TOTAL, DECEMBER 31, 1999               37,352,922      $   3,735,292      $ 106,216,164      $ (72,088,832)     $  37,862,624
                                      -----------      -------------      -------------      -------------      -------------



        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                               COMMON STOCK
                                      ------------------------------
                                        NUMBER OF
                                         SHARES                             ADDITIONAL                              TOTAL
                                       ISSUED AND                            PAID-IN          ACCUMULATED       STOCKHOLDERS'
                                        ISSUABLE         PAR VALUE           CAPITAL            DEFICIT            EQUITY
                                      -------------    -------------      -------------      -------------      -------------

TOTAL, DECEMBER 31, 1999                 37,352,922    $   3,735,292      $ 106,216,164      $ (72,088,832)     $  37,862,624

Less shares issuable at
beginning of year                          (529,759)         (52,976)          (994,678)                --         (1,047,654)

Issuance of common stock upon
exchange of CanArgo Oil & Gas Inc.
Exchangeable Shares                         105,968           10,597            198,966                 --            209,563

Issuance of common stock
for services                                140,000           14,000             98,700                 --            112,700

Issuance of common stock
pursuant to private placement             3,695,000          369,500          2,814,666                 --          3,184,166

Issuance of common stock
to purchase minority shareholder's
interest in subsidiary                    4,054,054          405,406          4,094,594                 --          4,500,000

Exercise of stock options                 1,504,664          150,466            431,939                 --            582,405

Issuance of common stock
pursuant to June private
placement                                15,660,916        1,566,092         13,795,415                 --         15,361,507

Issuance of common stock
pursuant to August private
placement                                12,000,000        1,200,000         12,955,795                 --         14,155,795

Issuance of common stock
to purchase controlling interest
in refinery                               1,543,125          154,313          1,512,263                 --          1,666,576

Share issue costs                                --               --         (2,848,505)                --         (2,848,505)

Net loss                                         --               --                 --         (2,151,604)        (2,151,604)
                                      -------------    -------------      -------------      -------------      -------------
BALANCE, DECEMBER 31, 2000               75,526,890    $   7,552,690      $ 138,275,319      $ (74,240,436)     $  71,587,573
                                      -------------    -------------      -------------      -------------      -------------

Shares issuable upon
exchange of CanArgo Oil
& Gas Inc. Exchangeable
Shares without receipt of
further consideration                       423,791           42,379            795,712                 --            838,091
                                      -------------    -------------      -------------      -------------      -------------
TOTAL, DECEMBER 31, 2000                 75,950,681    $   7,595,069      $ 139,071,031      $ (74,240,436)     $  72,425,664
                                      =============    =============      =============      ==============     ==============


        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF OPERATIONS

         CanArgo Energy Corporation and its consolidated subsidiaries (collectively "CanArgo"), is an integrated oil and gas company operating predominately within the Republic of Georgia. Historically the principal activity of CanArgo has been the acquisition of interests in and development of crude oil and natural gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. In 2000, this activity was expanded to include the refining and marketing of crude oil and crude oil products.

         Certain activities in which CanArgo has interests are conducted through unconsolidated entities. CanArgo owns majority and less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION - The consolidated financial statements and notes thereto are prepared in accordance with U.S. generally accepted accounting principles. All amounts are in U.S. dollars.

         CONSOLIDATION - The consolidated financial statements include the accounts of CanArgo Energy Corporation and its majority owned subsidiaries. The majority owned subsidiaries at December 31, 2000 are CanArgo Oil & Gas Inc. (formerly CanArgo Energy Inc.), CanArgo Limited, CanArgo (Kaspi) Limited, CanArgo Nazvrevi Limited, CanArgo Norio Limited, CanArgo Petroleum Products Limited, CanArgo Services (UK) Limited, CanArgo Standard Oil Products, EOR Canada Ltd., Focan Ltd., Fountain Oil Adygea Incorporated, Fountain Oil Boryslaw Incorporated, Fountain Oil Boryslaw Ltd., Fountain Oil Norway AS, Fountain Oil Production Incorporated, Fountain Oil Services Ltd., Fountain Oil Ukraine Ltd., Fountain Oil U.S. Inc., Gastron International Limited, Georgian American Oil Refinery, Ninotsminda Oil Company Limited, Novara Limited and UK-RAN Oil Corporation. All significant intercompany transactions and accounts have been eliminated. Investments in less than majority owned corporations and corporate like entities in which the Company exercises significant influence are accounted for using the equity method. Entities in which the Company does not have significant influence are accounted for using the cost method.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - CanArgo considers all liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amount of cash and other current assets and liabilities approximates fair value because of the short term maturity of these items. CanArgo does not hold or issue financial instruments for trading purposes.

         RECLASSIFICATION - Certain items in the Consolidated Financial Statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

         INVENTORIES - Inventories of crude oil, refined products and supplies are valued at the lower of average cost and net realizable value.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CAPITAL ASSETS - Capital assets are recorded at cost less accumulated provisions for depreciation, depletion and amortization unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations.

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

         Estimated future site restoration, dismantlement and abandonment costs of $820,000 at December 31, 2000 are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. CanArgo identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date CanArgo has not been required to expend any material amounts to satisfy such obligations.

         Property and Equipment - Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years for office furniture and equipment to three to fifteen years for oil and gas related equipment.

         Refining and Marketing - The refinery, petrol stations and additions thereto are depreciated over the estimated useful lives of the assets ranging from ten to fifteen years for the petrol stations to fifteen to twenty years for the refinery.

         REVENUE RECOGNITION - CanArgo recognizes revenues when goods have been delivered, when services have been performed, or when hydrocarbons have been produced and delivered and payment is reasonably assured. Where crude oil or natural gas production is sold to or used for internal consumption by the refinery, on consolidation revenues from these sales are eliminated from sales and other operating revenues and operating expenses.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         FOREIGN OPERATIONS - CanArgo's future operations and earnings will depend upon the results of CanArgo's operations in the Republic of Georgia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the CanArgo's financial position, results of operations and cash flows. Also, the success of CanArgo's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, specifically those in the Republic of Georgia, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

         FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for all of CanArgo's operations. Accordingly, all monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 2000, 1999 and 1998 were not material.

         INCOME TAXES - CanArgo recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.Deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized.

         IMPAIRMENT OF LONG-LIVED ASSETS - CanArgo reviews all of its long-lived assets except its oil and gas assets, for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. CanArgo evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost method of accounting.

         STOCK-BASED COMPENSATION PLANS - CanArgo has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. Accordingly, CanArgo computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the CanArgo's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

         RECENTLY ISSUED PRONOUNCEMENTS - In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 issued SFAS No. 138,which amended certain provisions of SFAS
         133. SFAS 133, as amended, will be adopted in the 2001 annual financial statements and based on present circumstances would not have any material effect on CanArgo's financial statements.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       BUSINESS COMBINATION

         On November 12, 2000, CanArgo acquired 38.1% of the common stock of Georgian American Oil Refinery ("GAOR") for Common Stock consideration valued at $1,666,576. On completion of the acquisition, CanArgo held 51% of the common stock of GAOR and GAOR became a subsidiary of the Company. Under purchase accounting, GAOR's results have been included in the Company's consolidated financial statements since the date of acquisition.

         The purchase price was allocated to the net assets of GAOR as follows:


              Cash                                           $        207,470
              Other Current Assets                                    762,733
              Refining and Marketing                                3,040,910
              Current Liabilities                                  (1,281,197)
              Minority Interest                                    (1,063,340)
                                                             -----------------
              Consideration Given- Common Shares             $      1,666,576
                                                             =================

         In July 2000, CanArgo acquired the minority shareholder's 21.2% interest in Ninotsminda Oil Company for Common Stock consideration valued at $4,500,000. The purchase price was allocated to the net assets of Ninotsminda Oil Company based on their fair value which approximated net book value. On completion of this transaction, Ninotsminda Oil Company became a wholly owned subsidiary of CanArgo.

         On July 15, 1998, CanArgo completed the acquisition of all of the common stock of CanArgo Oil & Gas Inc. ("CAOG") for Common Stock consideration valued at $19,362,500. Under purchase accounting, CAOG's results have been included in CanArgo's consolidated financial statements since the date of acquisition. On completion of the acquisition, CAOG became a subsidiary of CanArgo, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares of CanArgo's Common Stock, giving the former shareholders of CAOG the right to receive approximately 47% of CanArgo's Common Stock.


4.       CAPITAL ASSETS

         Capital assets, net of accumulated depreciation and impairment, at December 31, 2000 include the following:

                                                                             ACCUMULATED
                                                                            DEPRECIATION                    NET
                                                       COST                AND IMPAIRMENT              CAPITAL ASSETS
                                                -------------------     ---------------------      ---------------------

         OIL AND GAS PROPERTIES
           Proved properties                    $       29,768,241      $         (5,597,509)      $         24,170,732
           Unproved properties                          13,897,096                         -                 13,897,096
                                                -------------------     ---------------------      ---------------------
                                                        43,665,337                (5,597,509)                38,067,828

         PROPERTY AND EQUIPMENT
           Oil and gas related equipment                10,394,139                (2,966,868)                 7,427,271
           Office furniture, fixtures and
            equipment and other                            884,162                  (421,660)                   462,502
                                                --------------------    ----------------------     ----------------------
                                                        11,278,301                (3,388,528)                 7,889,773

         REFINING AND MARKETING                          4,710,210                  (190,467)                 4,519,743
                                                --------------------    ----------------------     ----------------------

                                                $       59,653,848      $         (9,176,504)      $         50,477,344
                                                ====================    ======================     ======================

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capital assets, net of accumulated depreciation and impairment, at December 31, 1999 include the following:

                                                                             ACCUMULATED
                                                                            DEPRECIATION                    NET
                                                       COST                AND IMPAIRMENT              CAPITAL ASSETS
                                                -------------------     ---------------------      ---------------------
         OIL AND GAS PROPERTIES
           Proved properties                    $       20,506,617      $         (2,330,893)      $         18,175,724
           Unproved properties                          12,531,313                         -                 12,531,313
                                                --------------------    ----------------------     ----------------------
                                                        33,037,930                (2,330,893)                30,707,037

         PROPERTY AND EQUIPMENT
           Oil and gas related equipment                 9,618,508                (2,824,035)                 6,794,473
           Office furniture, fixtures and
            equipment and other                            717,212                  (410,560)                   306,652
                                                --------------------    ----------------------     ----------------------
                                                        10,335,720                (3,234,595)                 7,101,125

         REFINING AND MARKETING                                  -                         -                          -
                                                --------------------    ----------------------     ----------------------

                                                $       43,373,650      $         (5,565,488)      $         37,808,162
                                                ====================    ======================     ======================

         OIL AND GAS PROPERTIES

         Oil and gas properties obtained in connection with the acquisition of CAOG included $15,120,000 of properties in the full cost pool and $10,550,500 of unevaluated properties. The Ninotsminda field includes both proved and unproved properties and has since February 1996 been operated under the terms of a production sharing contract ("PSC") between Ninotsminda Oil Company, the Republic of Georgia and the state oil company, Georgian Oil. Other unproved properties in the Republic of Georgia include the Nazvrevi block operated under the terms of a PSC between the Company's subsidiary, CanArgo Nazvrevi Limited, and the Republic of Georgia and the Norio block operated under the terms of a PSC between the Company's subsidiary, CanArgo Norio Limited, Georgian Oil and the State of Georgia as represented by the State Agency for Regulation of Oil and Gas Resources in Georgia. These properties are expected to be evaluated over the next four years.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements of CanArgo do not give effect to any additional impairment in the value of CanArgo's investment in oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of CanArgo.

         PROPERTY AND EQUIPMENT

         Oil and gas related equipment includes drilling rigs and related equipment currently in use by CanArgo in the development of the Ninotsminda field.


5.       INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at December 31, 2000 and 1999 is set out below:

                                                                                       DECEMBER 31,         December 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                    2000                 1999
                                                                                    -----------------    ----------------

         Ukraine - Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil  Company                         $       6,086,254    $      6,086,254
         Republic of Georgia - Sartichala
             Through 12.9% ownership of Georgian American Oil Refinery                             --           1,008,845
         Republic of Georgia - Ninotsminda
             Through  50.0% effective ownership CanArgo Power Corporation                     676,583             635,713
         Republic of Georgia - Ninotsminda
             Through an effective 50% ownership of East Georgian Pipeline Co.                  90,500                  --
         Uentech International Corporation
             Through an effective 45% voting interest                                         304,943             274,310
         Other Investments                                                                     75,001                  --
                                                                                    -----------------    ----------------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
             AND OTHER VENTURES                                                     $       7,233,281    $      8,005,122
                                                                                    -----------------    ----------------
         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                                 (626,461)           (626,461)
         Republic of Georgia - CanArgo Power Corporation                                     (186,074)           (186,074)
         Republic of Georgia - East Georgian Pipeline Co.                                     (50,000)                 --
         Uentech International Corporation                                                   (214,579)            (23,579)
                                                                                    -----------------    ----------------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                         $      (1,077,114)    $      (836,114)

         IMPAIRMENT - STYNAWSKE FIELD                                                      (5,459,793)         (5,459,793)
                                                                                    -----------------    ----------------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                      $         696,374    $      1,709,215
                                                                                    =================    ================

         In November 2000, CanArgo increased its interest in Georgian American Oil Refinery from 12.9% to 51% for Common Stock consideration valued at $1,666,576. On completion of the acquisition, Georgian American Oil Refinery became a subsidiary of CanArgo.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. As a result of prolonged negotiations which created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company.

         As of December 31, 2000, the Company has a 50% interest in CanArgo Power Corporation and an effective 42.5% interest in Sagarego Power Corporation, a Georgian joint stock company, for which operations have not yet begun.

         In 1999 CanArgo restructured its EEOR assets by placing these assets into Uentech International Corporation, a Canadian controlled private corporation, with the objective of Uentech International Corporation raising additional third party capital specifically for development of the EEOR technology. Following the restructuring and the raising of additional capital by Uentech International Corporation, CanArgo held at December 31, 2000, 45% of the voting common shares of Uentech International Corporation and 78% of the total common shares outstanding.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

6.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 2000 and 1999 include the following:

                                                     DECEMBER 31, 2000     DECEMBER 31, 1999
                                                     ------------------    -------------------
             Professional fees                       $        175,000      $        167,500
             Office relocation                                126,666                    -
             Workovers                                             -                150,000
             Other                                              22,270               75,911
                                                     ------------------    -------------------
                                                     $        323,936      $        393,411
                                                     ==================    ===================


7.       COMMITMENTS AND CONTINGENCIES

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2000, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. In December 2000, CanArgo announced that a preliminary development plan had been reached with the joint venture partner.

         LEASE COMMITMENTS - CanArgo leases office space under non-cancellable operating lease agreements. Rental expense for the years ended December 31, 2000, 1999 and 1998 was $178,745, $115,425 and $170,795
         respectively. Future minimum rental payments over the next five years for the Company's lease obligations as of December 31, 2000, are as follows:

             2001                                           $     260,000
             2002                                                 250,000
             2003                                                 250,000
             2004                                                 250,000
             2005                                                 220,000

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   CONCENTRATIONS OF CREDIT RISK

     CanArgo's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and advances to oil and gas and other ventures. CanArgo places its temporary cash investments with high credit quality financial institutions. Accounts receivable relates primarily to entities active in the energy and manufacturing sectors. The concentration of credit risk associated with accounts receivable is reduced as CanArgo's debtors are spread across several countries and industries.

9.   STOCKHOLDERS' EQUITY

     On July 8, 1998, at a Special Meeting of Stockholders, the stockholders of CanArgo approved the acquisition of all of the common stock of CAOG for Common Stock of the Company pursuant to the terms of an Amended and Restated Combination Agreement between those two companies (the "Combination Agreement"). Upon completion of the acquisition on July 15, 1998, CAOG became a subsidiary of CanArgo, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares (the "Exchangeable Shares") of CAOG which are exchangeable generally at the option of the holders for shares of CanArgo's Common Stock on a share-for-share basis.

     The stockholders of CanArgo also approved the issuance of 100 shares (the "Voting Preferred Shares") of Series Voting Preferred Stock to the Montreal Trust Company of Canada (the "Trustee") under the Voting, Support and Exchange Trust Agreement entered into among the Company, CAOG and the Trustee. The Voting Preferred Shares embody the right to (i) the voting power the holders of unexchanged Exchangeable Shares would have following the exchange thereof for shares of CanArgo's Common Stock and (ii) the right to receive an aggregate of $100 upon redemption at the rate of $1.00 per Voting Preferred Share following the exchange of all outstanding Exchangeable Shares. The Voting Preferred Shares are stripped of their voting power proportionately as Exchangeable Shares are exchanged for shares of the CanArgo's Common Stock. When fully divested of voting rights through the exchange of all Exchangeable Shares, the Voting Preferred Shares can be redeemed by CanArgo for nominal consideration. The stockholders also approved a 1-for-2 reverse stock split of the outstanding shares of Common Stock which took effect on July 15, 1998 and has been given effect through restatement in these Consolidated Financial Statements and notes thereto.

     As of December 31, 2000, 75,526,890 shares of Common Stock, 423,791 Exchangeable Shares and 100 shares of Voting Preferred Shares were issued and outstanding. No other shares of the Company's preferred stock have been issued.

     During the years ended December 31, 2000, 1999 and 1998, the following transactions regarding CanArgo's Common Stock were consummated pursuant to authorization by CanArgo's Board of Directors or duly constituted committees thereof.

     YEAR ENDED DECEMBER 31, 2000

     o In 2000, CanArgo issued 105,968 shares upon exchange by holders of Exchangeable Shares.

     o In February and March 2000, CanArgo issued 140,000 shares at $0.805 per share in connection with services performed by third parties.

     o In April 2000, CanArgo issued 3,695,000 shares at $0.862 per share for gross proceeds of $3,184,166 upon completion of a private placement.

     o In June 2000, CanArgo issued 4,054,054 shares at $1.11 per share for gross proceeds of $4,500,000 to acquire the minority interest shareholders interest in Ninotsminda Oil Company.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     o In 2000, CanArgo issued 1,504,664 shares at $0.387 per share pursuant to exercised stock options.

     o In June 2000, CanArgo issued 15,550,916 shares at $0.98 per share upon completion of a private placement.

     o In August 2000, CanArgo issued 12,000,000 shares at $1.18 per share upon completion of a private placement.

     o In November 2000, CanArgo issued 1,543,125 shares at $1.08 per share to acquire controlling interest in a refinery.

     YEAR ENDED DECEMBER 31, 1999

     o In 1999, CanArgo issued 5,327,016 shares upon exchange by holders of Exchangeable Shares.

     o In 1999, CanArgo issued 650,000 shares at $0.678 per share in connection with the acquisition of net profits interests related to the Ninotsminda oil field in the Republic of Georgia.

     o In 1999, CanArgo issued 537,917 shares at $0.555 per share in connection with services performed by third parties.

     o In August 1999, CanArgo issued 11,850,362 shares at $0.30 per share for gross proceeds of $3,555,109 upon completion of the Company's registered public offering.

     o In December 1999, CanArgo issued 3,300,000 shares at $0.86 per share for gross proceeds of $2,837,630 upon completion of a private placement.

     YEAR ENDED DECEMBER 31, 1998

     o In 1998, CanArgo issued 3,934,124 shares upon exchange by holders of Exchangeable Shares.

          Pursuant to the terms of the Combination Agreement, holders of CAOG Stock Purchase Warrants have the right to purchase Exchangeable Shares which are exchangeable generally at the option of the holder for shares of the CanArgo's Common Stock on a share-for-share basis.

10.  NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 54,950,630, 26,370,235 and 15,783,889 respectively. Options to purchase CanArgo's Common Stock were outstanding during the years ended December 31, 2000, 1999 and 1998 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been antidilutive.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  INCOME TAXES

     CanArgo and its domestic subsidiaries file U.S. consolidated income tax returns. No benefit for U.S. income taxes has been recorded in these consolidated financial statements because of CanArgo's inability to recognize deferred tax assets under provisions of SFAS 109. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par value. A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate (34%) and CanArgo's reported provision for income taxes is as follows:


                                                      YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                   DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 1998
                                                   -----------------   -----------------    -----------------
     Income tax benefit at statutory rate              $(731,545)         $(2,880,772)         $(2,077,510)
     Benefit of losses not recognized                    731,545            2,880,772            2,077,510
     Foreign tax provision                                    --                   --                   --
     Other, net                                               --                   --                   --
                                                       ---------          -----------          -----------
     Provision for income taxes                        $      --          $        --          $        --
                                                       =========          ===========          ===========
     Effective tax rate                                        0%                   0%                   0%
                                                       =========          ===========          ===========


     The components of deferred tax assets as of December 31, 2000 and 1999 were as follows:


                                                             DECEMBER 31,      DECEMBER 31,
                                                                 2000              1999
                                                             ------------      ------------
     Net operating loss carryforwards                         $13,172,000       $13,576,000

     Foreign net operating loss carryforwards                   6,268,000         5,916,000
     Impairments                                                9,097,000         9,097,000
     Patent rights and related equipment                               --                --
                                                              -----------       -----------
                                                               28,537,000        28,589,000

     Valuation allowance                                      (28,537,000)      (28,589,000)
                                                              -----------       -----------
     Net deferred tax asset recognized in balance sheet       $        --       $        --
                                                              ===========       ===========


     On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000 CanArgo experienced changes in the CanArgo's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $1,375,000 per year on a cumulative basis. As of December 31, 2000, total U.S. net operating loss carryforwards were approximately $38,740,000. Of that amount, approximately $291,000 was incurred subsequent to the ownership change in 2000, $38,449,000 was incurred prior to 2000 and therefore is subject to the IRC Section 382 limitation and $4,700,000 is subject to the separate return limitation rules. See Note 1 of Notes to Consolidated Financial Statements.

     The net operating loss carryforwards expire from 2001 to 2014. The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. CanArgo has also generated approximately $18,436,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

     CanArgo's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. CanArgo may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  SEGMENT AND GEOGRAPHICAL DATA

     During the years ended December 31, 1999 and 1998 CanArgo operated through one business segment, oil and gas exploration and production. In 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products.

     Operating revenues for the years ended December 31, 2000, 1999 and 1998 by business segment and geographical area were as follows:


                                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
      OPERATING REVENUES:                             2000            1999           1998
                                                  ------------    ------------   ------------
      OIL AND GAS EXPLORATION,
      DEVELOPMENT AND PRODUCTION
        Eastern Europe                             $6,108,779      $2,274,524      $602,724
        Canada                                             --         219,088       201,828
                                                   ----------      ----------      --------
                                                    6,108,779       2,493,612       804,552
      REFINING AND MARKETING
        Eastern Europe                                661,880              --            --

      INTERSEGMENT ELIMINATIONS                            --              --            --
                                                   ----------      ----------      --------
      TOTAL                                        $6,770,659      $2,493,612      $804,552
                                                   ==========      ==========      ========

     In 2000, the Company sold its oil and gas production in Eastern Europe to five (1999 -- five, 1998 -- two) customers. In 2000 sales to three customers represented 43%, 25% and 14% of operating revenue respectively. In 1999 sales to three customers represented 38%, 34% and 11% of operating revenue respectively. In 1998, sales to two customers represented 57% and 43% of operating revenue, respectively.

     Operating profit (loss) for the years ended December 31, 2000, 1999 and 1998 by business segment and geographical area were as follows:

                                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
      OPERATING PROFIT (LOSS):                        2000            1999           1998
                                                  ------------    ------------   ------------
      OIL AND GAS EXPLORATION,
      DEVELOPMENT AND PRODUCTION
        Eastern Europe                            $   871,896     $(6,154,404)   $(2,247,788)
        Canada                                             --          (7,926)    (1,258,506)
                                                  -----------     -----------    -----------
                                                      871,896      (6,162,330)    (3,506,294)
      REFINING AND MARKETING
        Eastern Europe                               (294,156)            --             --

      CORPORATE AND OTHER EXPENSES                 (2,874,791)     (1,915,278)    (2,820,284)
                                                  -----------     -----------    -----------
      TOTAL                                       $(2,297,051)    $(8,077,608)   $(6,326,578)
                                                  ===========     ===========    ===========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Identifiable assets as of December 31, 2000 and 1999 by business segment and geographical area were as follows:


                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        2000             1999
                                                                    ------------     ------------
     CORPORATE
       Eastern Europe                                                $   695,909      $   262,174
       Canada                                                                 --        3,981,274
       Western Europe (principally cash)                              30,894,569           38,644
                                                                     -----------      -----------
     TOTAL CORPORATE                                                  31,590,478        4,282,092
                                                                     -----------      -----------

     OIL AND GAS EXPLORATION,
     DEVELOPMENT AND PRODUCTION
       Eastern Europe                                                 46,348,728       37,794,754
       Canada                                                                 --           13,408
                                                                     -----------      -----------
     TOTAL OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION        46,348,728       37,808,162
                                                                     -----------      -----------
     REFINING AND MARKETING
       Eastern Europe                                                  4,128,616               --

     OTHER ENERGY PROJECTS
       Eastern Europe                                                    606,010        1,458,484
       Canada                                                             90,364          250,731
                                                                     -----------      -----------
                                                                         696,374        1,709,215
                                                                     -----------      -----------
     TOTAL IDENTIFIABLE ASSETS                                       $82,764,196      $43,799,469
                                                                     ===========      ===========


14.  SUPPLEMENTAL CASH FLOW INFORMATION AND
     NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the years ended December 31, 2000, 1999 and 1998:


                                                     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                         2000            1999           1998
                                                     ------------    ------------   ------------
     Supplemental schedule of non-cash
       activities:
     Issuance of Common Stock in connection
       with acquisition of minority interest
       shareholders interest in subsidiary            $4,500,000      $     --       $     --
     Issuance of Common Stock in connection
       with acquisition of controlling interest
       in refinery                                     1,666,576            --             --
     Issuance of Common Stock in connection
       with investments in oil and gas ventures
                                                              --       440,740             --
     Issuance of Common Stock in connection
       with compensation earned and third
       party services provided                           112,700       298,872             --
                                                      ----------      --------       --------
                                                      $6,279,276      $739,612       $     --
                                                      ==========      ========       ========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK-BASED COMPENSATION PLANS

     On August 17, 1994, options to purchase 200,000 shares of CanArgo's Common Stock were issued to various individuals who were serving or were expected in the future to serve CanArgo as officers, directors, employees, consultants and advisors (the "1994 Plan"). The options were exercisable at an exercise price of $3.00 and were only exercisable at the time or within six months after services are rendered by such individuals. In 1999 all of the options issued under the 1994 Plan expired.

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by CanArgo in February 1996, 4,000,000 shares of the CanArgo's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of CanArgo, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 2000. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 2,273,669 options were outstanding at December 31, 2000.

     Pursuant to the terms of the Combination Agreement, on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan") to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the CanArgo's Common Stock. Pursuant to the CAOG Plan, which has been adopted by CanArgo, a total of 988,000 shares of CanArgo's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 621,667 options were outstanding at December 31, 2000.

     On September 30, 2000, special stock options and warrants to purchase 2,220,000 shares of CanArgo's Common Stock were issued to various individuals who were serving or were expected in the future to serve CanArgo as officers, directors and employees. The special stock options are exercisable at an exercise price of $1.437 per common share. The warrants are exercisable at an exercise price of $1.27 per common share.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan, CAOG Plan and special stock options and warrants is as follows:


                                                            SHARES            SHARES ISSUABLE          WEIGHTED
                                                           AVAILABLE         UNDER OUTSTANDING     AVERAGE EXERCISE
                                                           FOR ISSUE              OPTIONS                PRICE
                                                           ---------         -----------------     ----------------

    BALANCE, DECEMBER 31, 1997                               288,834              577,166                12.64
      Options (1994 & 1995 Plans):
        Granted at market                                   (665,084)             665,084                 1.06
        Granted at a premium                                 (25,000)              25,000                 0.70
        Canceled (1994 Plan)                                     --               (42,000)                3.00
        Canceled                                             414,834             (414,834)               15.59
      CAOG Plan Authorization:                               988,000
        Converted Options                                   (988,000)             988,000                 1.85
        Granted at market                                    (90,000)              90,000                 0.56
        Granted at a premium                                 (50,000)              50,000                 0.70
        Canceled                                             220,000             (220,000)                1.85
                                                           ---------            ---------
    BALANCE, DECEMBER 31, 1998                                93,584            1,718,416                 1.70
      Options (1994 & 1995 Plan):
        Increase in shares available for issue             3,250,000                   --
        Granted at market                                 (2,746,166)           2,746,166                 0.36
        Canceled (1994 Plan)                                      --              (74,000)                3.00
        Canceled                                             298,332             (298,332)                1.95
      CAOG Plan Authorization:
        Granted at market                                   (227,500)             227,500                 0.31
        Canceled                                             198,000             (198,000)                1.17
                                                           ---------            ---------
    BALANCE, DECEMBER 31, 1999                               866,250            4,121,750                 0.72
      Options (1994 & 1995 Plan):
        Granted at market                                 (1,087,000)           1,087,000                 1.06
        Exercised                                                 --           (1,441,331)                0.39
        Canceled                                             556,250             (556,250)                0.89
      CAOG Plan Authorization:
        Granted at market                                   (485,000)             485,000                 1.10
        Exercised                                                                 (63,333)                0.46
        Canceled                                             737,500             (737,500)                1.69
        Special Stock Options and Warrants:
        Granted at market                                         --            2,220,000                 1.40
                                                           ---------            ---------
    BALANCE, DECEMBER 31, 2000                               588,000            5,115,336                 1.02
                                                           =========            =========

     Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                                           SHARES ISSUABLE          WEIGHTED
                                          UNDER EXERCISABLE     AVERAGE EXERCISE
                                               OPTIONS                PRICE
                                          -----------------     ----------------
     December 31, 1998                         413,661                $2.82
     December 31, 1999                         672,277                $1.85
     December 31, 2000                         725,329                $0.99

                                      F-21

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted average fair value of options granted at market was $1.26, $0.22, and $0.61, for the years ended December 31, 2000, 1999 and 1998. The weighted average fair value of options granted at a premium was $0.13 for the year ended December 31, 1998. The weighted average fair value of all options granted during the years ended December 31, 2000, 1999 and 1998 was $1.26, $0.22 and $0.59.

     The following table summarizes information about stock options outstanding at December 31, 2000:


                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
     ----------------------------------------------------------------------       -----------------------------
                                    NUMBER                                            NUMBER
                                  OF SHARES         WEIGHTED       WEIGHTED         OF SHARES          WEIGHTED
                                OUTSTANDING AT      AVERAGE         AVERAGE       EXERCISABLE AT        AVERAGE
                                 DECEMBER 31,      REMAINING       EXERCISE        DECEMBER 31,        EXERCISE
     RANGE OF EXERCISE PRICES        2000             TERM           PRICE             2000              PRICE
     ------------------------   --------------     ---------       --------       --------------       --------
     $0.275 to $0.69               1,543,336          3.75            0.36            247,496             0.36
     $0.70 to $0.99                  175,000          4.92            0.88                 --               --
     $1.00 to $1.85                3,389,500          4.32            1.30            470,333             1.11
     $9.00 to $14.50                   7,500          6.00           14.50              7,500            14.50
                                   ---------                                          -------
     $0.275 to $14.50              5,115,336          4.17            1.02            725,329             0.99
                                   =========                                          =======


     As discussed in Note 2, Summary of Significant Accounting Policies, "Stock-Based Compensation Plans", CanArgo accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, CanArgo's net loss and net loss per common share after plan forfeitures would have been approximately $3,077,000 and $0.05 respectively for the year ended December 31, 2000, $8,806,000 and $0.34 respectively for the year ended December 31, 1999 and $5,750,000 and $0.36, respectively, for the year ended December 31, 1998.

     The fair value of each stock option granted by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the years ended December 31, 2000, 1999 and 1998: dividend yield of 0.00%; risk-free interest rate of 5.98% for the year ended December 31, 2000, dividend yield of 0.00%; risk-free interest rate of 5.86% for the year ended December 31, 1999 and dividend yield of 0.00%; risk-free interest rate of 5.25% for the year ended December 31, 1998, the average expected lives of options of 3.51 years, 4.0 years and
     4.0 years respectively; and volatility of 75.07% for the year ended December 31, 2000; 80.0% for the year ended December 31, 1999 and 44.8% for the year ended December 31, 1998.

16.  RELATED PARTY TRANSACTIONS

     In 2000, three non-employee directors each received compensation in the amount of $90,000 for services provided with respect to the June and August 2000 private placements.

17.  SUBSEQUENT EVENTS

     On March 8, 2001 CanArgo announced that it intended to make an offer to purchase all outstanding common shares of Lateral Vector Resources Inc. On March 20, 2001 an offer was mailed to Lateral Vector Resources Inc. shareholders offering Canadian $0.10 (approximately $0.065) in cash for each outstanding Lateral Vector Resources Inc. share and based on publicly available information, the transaction value represented by the offer is approximately $2.11 million. The offer, conditional, among other matters, upon the deposit of at least 90% of outstanding Lateral Vector Resources Inc. shares (calculated on a fully diluted basis), is subject to the receipt of all required regulatory approvals including any required in Ukraine and other conditions customary in this type of transaction, including the absence of any material change in the business or operations of Lateral Vector Resources Inc.

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

     No major discovery or other favorable or adverse event subsequent to December 31, 2000 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

     The following table sets forth the Company's net proved oil reserves, including the changes therein, and net proved developed reserves at December 31, 2000, as estimated by the independent petroleum engineering firm, Ashton Jenkins Mann:


     NET PROVED RESERVES - OIL                             REPUBLIC OF
     (In Thousands of Barrels)                               GEORGIA            CANADA            TOTAL
                                                           -----------          ------            -----
     DECEMBER 31, 1997                                           --               334               334
       Purchase of properties                                 6,050                --             6,050
       Revisions of previous estimates                          198              (155)               43
       Extension, discoveries, other additions                1,388                --             1,388
       Production                                               (92)              (21)             (113)
                                                              -----              ----             -----
     DECEMBER 31, 1998                                        7,544               158             7,702
       Purchase of properties                                    --                --                --
       Revisions of previous estimates                           --                --                --
       Extension, discoveries, other additions                  274                --               274
       Production                                              (100)              (17)             (117)
       Disposition of properties                                 --              (141)             (141)
                                                              -----              ----             -----
     DECEMBER 31, 1999                                        7,718                --             7,718
       Purchase of properties                                 1,610                --             1,610
       Revisions of previous estimates                           --                --                --
       Extension, discoveries, other additions                  583                --               583
       Production                                              (246)               --              (246)
       Disposition of properties                                 --                --                --
                                                              -----              ----             -----
     DECEMBER 31, 2000                                        9,665                --             9,665
                                                              =====              ====             =====
     NET PROVED DEVELOPED OIL RESERVES
       December 31, 2000                                      2,570                --             2,570
                                                              =====             =====             =====

                                      F-23

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED




     The following table sets forth the Company's net proved gas reserves, including the changes therein, and net proved developed reserves at December 31, 2000, as estimated by the independent petroleum engineering firm, Ashton Jenkins Mann:


     NET PROVED RESERVES -- GAS                             REPUBLIC OF
     (In Million Cubic Feet)                                  GEORGIA           CANADA            TOTAL
                                                            -----------         ------           ------

       Purchase of properties                                     --               --
       Revisions of previous estimates                            --               --
       Extension, discoveries, other additions                 8,417               --             8,417
       Production                                                (83)              --               (83)
                                                              ------            -----            ------
     DECEMBER 31, 1999                                         8,334               --             8,334
       Purchase of properties                                  1,658               --             1,658
       Revisions of previous estimates                            --               --                --
       Extension, discoveries, other additions                 4,654               --             4,654
       Production                                             (1,146)              --            (1,146)
       Disposition of properties                                  --               --                --
                                                              ------            -----            ------
     DECEMBER 31, 2000                                        13,500               --            13,500
                                                              ======            =====            ======
     NET PROVED DEVELOPED GAS RESERVES
       December 31, 2000                                       4,560               --             4,560
                                                              ======            =====            ======

     Net proved oil reserves in the Republic of Georgia as at December 31, 2000 and 1999 were as follows:


                                                         DECEMBER 31,                       DECEMBER 31,
                                                             2000                               1999
                                               -------------------------------   ---------------------------------
                                               OIL RESERVES    PSC ENTITLEMENT    OIL RESERVES    PSC ENTITLEMENTS
                                                 -- GROSS          VOLUMES          -- GROSS           VOLUMES
                                                  (MSTB)          (MSTB) (1)        (MSTB)           (MSTB) (1)
                                               ------------    ---------------   -------------    ----------------

     Proved  Developed Producing                   3,800             2,570           3,600              1,572
     Proved Undeveloped                           14,500             7,095          15,200              6,146
                                                  ------             -----          ------              -----
     TOTAL PROVEN                                 18,300             9,665          18,800              7,718
                                                  ======             =====          ======              =====


     Net proved gas reserves in the Republic of Georgia as at December 31, 2000 and 1999 were as follows:

                                                         DECEMBER 31,                       DECEMBER 31,
                                                             2000                               1999
                                               --------------------------------    -------------------------------
                                               GAS RESERVES     PSC ENTITLEMENT    GAS RESERVES    PSC ENTITLEMENT
                                                 -- GROSS           VOLUMES          -- GROSS          VOLUMES
                                                  (MMCF)          (MMCF) (1)         (MMCF)          (MMCF) (1)
                                               ------------     ---------------    ------------    ---------------

      Proved  Developed Producing                  15,200            4,560           17,425             4,117
      Proved Undeveloped                           29,800            8,940           17,850             4,217
                                                   ------           ------           ------             -----
      TOTAL PROVEN                                 45,000           13,500           35,275             8,334
                                                   ======           ======           ======             =====

     ------------

     (1) PSC Entitlement Volumes attributed to CanArgo using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit. Net oil and gas reserves at December 31, 1999 represent CanArgo's 78.8% share of Ninotsminda Oil Company's interest under the production sharing contract in the gross reserves, before taking into account the interest of Georgian Oil.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED

     Results of operations for oil and gas producing activities for the years ended December 31, 2000, 1999 and 1998 are as follows:

     YEAR ENDED DECEMBER 31, 2000                       EASTERN EUROPE         CANADA           TOTAL
                                                        --------------        --------        ----------
     Revenues                                             $6,108,779          $     --        $6,108,779
     Operating Expenses                                    1,287,035                --         1,287,035
     Depreciation, depletion and amortization              3,099,000                --         3,099,000
                                                          ----------          --------        ----------
     Operating Income                                      1,722,744                --         1,722,744
     Income tax provision                                         --                --                --
                                                          ----------          --------        ----------
     RESULTS OF OPERATIONS FOR OIL AND GAS
      PRODUCING ACTIVITIES                                $1,722,744          $     --        $1,722,744
                                                          ==========          ========        ==========


     YEAR ENDED DECEMBER 31, 1999                       EASTERN EUROPE         CANADA           TOTAL
                                                        --------------        --------        ----------
     Revenues                                             $2,274,524          $219,088        $2,493,612
     Operating Expenses                                      703,430           205,495           908,925
     Depreciation, depletion and amortization                968,203                --           968,203
                                                          ----------          --------        ----------
     Operating Income                                        602,891            13,593           616,484
                                                          ----------          --------        ----------
     Income tax provision                                         --                --                --
                                                          ----------          --------        ----------
     RESULTS OF OPERATIONS FOR OIL AND GAS
       PRODUCING ACTIVITIES                               $  602,891          $ 13,593        $  616,484
                                                          ==========          ========        ==========


     YEAR ENDED DECEMBER 31, 1998                       EASTERN EUROPE       CANADA            TOTAL
                                                        --------------     -----------       -----------

     Revenues                                            $   602,724       $   201,828       $   804,552
     Operating Expenses                                      538,273           290,303           828,576
     Depreciation, depletion and amortization                120,159            95,752           215,911
     Valuation Provision                                          --           900,000           900,000
                                                          ----------       -----------       -----------
     Operating Income (Loss)                                 (55,708)       (1,084,227)       (1,139,935)
     Income tax provision                                         --                --                --
                                                          ----------       -----------       -----------
     RESULTS OF OPERATIONS FOR OIL AND GAS
       PRODUCING ACTIVITIES                               $  (55,708)      $(1,084,227)      $(1,139,935)
                                                          ==========       ===========       ===========

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


     Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                     EASTERN
                                      EUROPE          CANADA           TOTAL
                                   -----------      ---------       -----------
     DECEMBER 31, 2000
     Property Acquisition
       Unproved*                   $ 1,365,783      $      --       $ 1,365,783
       Proved                               --             --                --
     Exploration                            --             --                --
     Development                     9,261,624             --         9,261,624
                                   -----------      ---------       -----------
       Total costs incurred        $10,627,407             --       $10,627,407
                                   ===========      =========       ===========


     DECEMBER 31, 1999
     Property Acquisition
       Unproved*                   $        --      $      --       $        --
       Proved                               --             --                --
     Exploration                            --             --                --
     Development                     1,991,779         39,101         2,030,880
                                   -----------      ---------       -----------
       Total costs incurred        $ 1,991,779      $  39,101       $ 2,030,880
                                   ===========      =========       ===========

     DECEMBER 31, 1998
       Property Acquisition
         Unproved*                 $        --      $      --       $        --
         Proved                             --             --                --
       Exploration                     684,056        136,715           820,771
       Development                   4,390,495             --         4,390,495
                                   -----------      ---------       -----------
         Total costs incurred      $ 5,074,551      $ 136,715       $ 5,211,266
                                   ===========      =========       ===========

     *These amounts represent costs incurred by CanArgo and excluded from the amortization base until proved reserves are established or impairment is determined.

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

     CanArgo believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations;
     (2) actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                  REPUBLIC OF
     DECEMBER 31, 2000 (IN THOUSANDS)               GEORGIA        CANADA           TOTAL
                                                  -----------    ---------       -----------

     Future cash inflows                          $219,531       $      --       $   219,531
     Less related future:
      Production costs                              37,356              --            37,356
      Development and abandonment costs             63,049              --            63,049
                                                  --------       ---------       -----------
      Future net cash flows before income taxes    119,126              --           119,126
      Future income taxes (1)                           --              --                --
                                                  --------       ---------       -----------
      Future net cash flows                        119,126              --           119,126
      10% annual discount for estimating
        timing of cash flows                        53,365              --            53,365
                                                  --------       ---------       -----------
      Standardized measure of discounted
        future net cash flows                     $ 65,761       $      --       $    65,761
                                                  ========       =========       ===========

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES -- UNAUDITED


                                             REPUBLIC OF
     DECEMBER 31, 1999 (IN THOUSANDS)          GEORGIA       CANADA            TOTAL
                                             -----------    ---------       -----------

     Future cash inflows                     $158,127       $      --       $   158,127
     Less related future:
       Production costs                        22,241              --            22,241
       Development and abandonment costs       55,476              --            55,476
       Income taxes                                --              --                --
                                             --------       ---------       -----------
       Future net cash flows before
         income taxes                          80,410              --            80,410
       Future income taxes(1)                      --              --                --
       Future net cash flows                   80,410              --            80,410
                                             --------       ---------       -----------
       10% annual discount for estimating
         timing of cash flows                  38,459              --            38,459
                                             --------       ---------       -----------
       Standardized measure of discounted
       future net cash flows                 $ 41,951       $      --       $    41,951
                                             ========       =========       ===========

--------------
(1) Future cash flows are based on PSC Entitlement Volumes attributed to CanArgo using the 'economic interest method' applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties.


     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:



                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
     IN THOUSANDS                                         2000           1999           1998
                                                      ------------   ------------   ------------
     Beginning of year                                  $ 41,951      $ 15,708      $  1,243
     Purchase (sale) of reserves in place                 11,316          (437)       14,088
     Revisions of previous estimates                        (409)           --           115
     Development costs incurred during the period          9,262         1,992         4,642
     Additions to proved reserves resulting from
      extensions, discoveries and improved recovery           --            --            --
     Accretion of discount                                    --            --            --
     Sales of oil and gas, net of production costs        (4,822)       (1,410)           38
     Net change in sales prices, net of production
      costs                                                4,393        29,256            --
     Changes in production rates (timing) and other        4,070        (3,158)       (4,418)
                                                        --------      --------      --------
     Net increase                                         23,810        26,243        14,465
                                                        --------      --------      --------
     End of year                                        $ 65,761      $ 41,951      $ 15,708
                                                        ========      ========      ========



                               INDEX TO EXHIBITS

  Filed     Exhibit
Herewith      No.                    Description
--------    -------                  -----------
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

         *10(22) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(23) Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(24) Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000.

         *10(25) Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000

         *10(26) Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000

         10(27) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000

         10(28) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000 related to the purchase of 28.7% interest in Georgian American Oil Refinery

         10(29) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery

         21 List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         23       Consent of PricewaterhouseCoopers LLP

         27       Financial Data Schedule.