Form 10-Q
period 2001-03-31
CANARGO ENERGY CORP
filed 2001-05-15
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2001


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                          COMMISSION FILE NUMBER             0-9147
                                                 ------------------------------

                           CANARGO ENERGY CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                  91-0881481
------------------------------------       -------------------------------------
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    CanArgo Services (UK) Limited
150 Buckingham Palace Road, London, England                 SW1W 9TR
-------------------------------------------        ----------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                (44) 207 808 4700
--------------------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


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

                              Yes     X          No
                                  ----------       ---------

The number of shares of registrant's common stock outstanding on April 30, 2001 was 75,535,523. An additional 415,158 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEET

                                                                               Unaudited
                                                               -------------------------------------------
                                                                   MARCH 31,                December 31,
                                                                      2001                      2000
                                                               ----------------            ---------------
ASSETS
Cash and cash equivalents                                      $     18,512,731            $    28,627,013
Accounts receivable                                                   1,531,960                    786,570
Advances to operator                                                  4,989,378                  1,146,584
Inventory                                                               432,592                    695,909
Other current assets                                                    351,558                    334,402
                                                               ----------------            ---------------
     Total current assets                                      $     25,818,219            $    31,590,478

Capital assets                                                       53,067,104                 50,477,344
Investments in and advances to oil and gas and other
   ventures - net                                                       772,006                    696,374
Deferred acquisition costs                                              139,178                          -
                                                               ----------------            ---------------
TOTAL ASSETS                                                   $     79,796,507            $    82,764,196
                                                               ================            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                               $      2,384,193            $     2,691,118
Advances from joint venture partner                                   1,937,781                  5,888,573
Accrued liabilities                                                     198,936                    323,936
                                                               ----------------            ---------------
     Total current liabilities                                 $      4,520,910            $     8,903,627

Provision for future site restoration                                    50,290                     40,990

Minority interest in subsidiaries                                     3,125,724                  1,393,915

Stockholders' equity:
   Preferred stock, par value $0.10 per share                                 -                          -
   Common stock, par value $0.10 per share                            7,595,069                  7,595,069
   Capital in excess of par value                                   139,071,031                139,071,031
   Accumulated deficit                                              (74,566,517)               (74,240,436)
                                                               ----------------            ---------------
     Total stockholders' equity                                $     72,099,583            $    72,425,664
                                                               ----------------            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $     79,796,507            $    82,764,196
                                                               ================            ===============


                See accompanying notes to unaudited consolidated
                        condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                   Unaudited
                                                                      ---------------------------------
                                                                        MARCH 31,           March 31,
                                                                          2001                2000
                                                                      -------------       -------------
Operating Revenues:
  Oil and gas sales                                                   $   1,748,195       $   1,884,676
  Refining and marketing                                                  1,849,608                   -
  Other                                                                           -             196,300
                                                                      -------------       -------------
                                                                          3,597,803           2,080,976
                                                                      -------------       -------------
Operating Expenses:
  Field operating expenses                                                  502,217             372,596
  Purchases of crude oil and products                                     1,157,724                   -
  Refinery operating expenses                                               120,406                   -
  Direct project costs                                                      249,580             136,309
  General and administrative                                                927,889             373,874
  Depreciation, depletion and amortization                                1,185,788           1,075,490
                                                                      -------------       -------------
                                                                          4,143,604           1,958,269
                                                                      -------------       -------------
OPERATING INCOME (LOSS)                                                    (545,801)            122,707
                                                                      -------------       -------------
Other Income (Expense):
  Interest, net                                                             391,156              34,335
  Other                                                                    (104,279)             (6,780)
  Equity loss from investments in
    unconsolidated subsidiaries                                             (37,000)            (13,000)
                                                                      -------------       -------------
TOTAL OTHER INCOME (EXPENSE)                                                249,877              14,555
                                                                      -------------       -------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                                 (295,924)            137,262

  Minority interest in income of consolidated
    subsidiaries                                                            (30,157)            (36,800)
                                                                      -------------       -------------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)                     $    (326,081)      $     100,462
                                                                      =============       =============
  Weighted average number of
  common shares outstanding                                              75,950,681          37,422,144
                                                                      -------------       -------------

NET LOSS PER COMMON SHARE - BASIC                                     $       (0.00)      $        0.00
                                                                      -------------       -------------
NET LOSS PER COMMON SHARE - DILUTED                                   $       (0.00)      $        0.00
                                                                      -------------       -------------




                See accompanying notes to unaudited consolidated
                        condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Unaudited
                                                                        ------------------------------------
                                                                           MARCH 31,           March 31,
                                                                             2001                2000
                                                                       -----------------   -----------------
Operating activities:
  Net income (loss)                                                    $        (326,081)  $         100,462
  Depreciation, depletion and amortization                                     1,185,788           1,075,490
  Issuance of common stock for services                                                -             112,700
  Equity loss from investments in unconsolidated subsidiaries                     37,000              13,000
  Allowance for doubtful accounts                                                100,000                   -
  Minority interest in income of consolidated subsidiaries                        30,157              36,800
  Changes in assets and liabilities:
    Accounts receivable                                                         (845,390)           (106,727)
    Advances to operator                                                      (3,842,794)           (245,233)
    Inventory                                                                    263,317             129,823
    Other current assets                                                         (17,156)             35,456
    Accounts payable                                                            (306,925)           (262,279)
    Accrued liabilities                                                         (125,000)           (203,500)
                                                                       -----------------   -----------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                          (3,847,084)            685,992
                                                                       -----------------   -----------------
Investing activities:
  Capital expenditures                                                        (3,766,248)         (1,277,206)
  Investments in and advances to oil and gas and other
    ventures                                                                    (112,632)             (4,451)
  Acquisition costs                                                             (139,178)                  -
                                                                       -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITIES                                         (4,018,058)         (1,281,657)
                                                                       -----------------   -----------------
Financing Activities:
  Advances from minority interest                                              1,701,652                   -
  Advances from joint venture partner                                         (3,950,792)                  -
                                                                       -----------------   -----------------
NET CASH PROVIDED BY (USED FROM) FINANCING ACTIVITIES                         (2,249,140)                  -
                                                                       -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (10,114,282)           (595,665)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                28,627,013           3,534,983
                                                                       -----------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $      18,512,731   $       2,939,318
                                                                       =================   =================


                See accompanying notes to unaudited consolidated
                        condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000 (UNAUDITED)

(1)      Basis of Presentation

         The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the CanArgo's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars.

         Certain items in the consolidated condensed financial statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

(2)      Need for Significant Additional Capital, Possible Impairment of Assets

         Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects.

         Ultimate realization of the carrying value of CanArgo's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. This is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, CanArgo may not recover its carrying value. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures (see note 5) in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of CanArgo, such entities or their respective stockholders or participants.

         The consolidated financial statements of CanArgo do not give effect to any additional impairment in the value of CanArgo's oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of the CanArgo.

(3)  Foreign Operations

     CanArgo's future operations and earnings will depend upon the results of CanArgo's operations in the Republic of Georgia and the Ukraine. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the CanArgo's financial position, results of operations and cash flows. Also, the success of CanArgo's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

(4)  Capital Assets, Net

     Capital assets, net of accumulated depreciation and impairment, at March 31, 2001 and December 31, 2000 include the following:

                                                               MARCH 31,                                 DECEMBER 31,
                                                                 2001                                        2000
                                     --------------------------------------------------------------   -------------------
                                                            ACCUMULATED
                                                            DEPRECIATION                NET                    NET
                                           COST            AND IMPAIRMENT          CAPITAL ASSETS        CAPITAL ASSETS
                                     ----------------   --------------------    -------------------    ------------------
     OIL AND GAS PROPERTIES
       Proved properties             $     27,792,922   $         (6,582,509)   $        21,210,413    $       22,702,703
       Unproved properties                 13,873,551                      -             13,873,551            13,897,096
                                     ----------------   --------------------    -------------------    ------------------
                                           41,666,473             (6,582,509)            35,083,964            36,599,799

     PROPERTY AND EQUIPMENT
       Oil and gas related
         equipment                         13,502,886             (2,989,868)            10,513,018             8,895,300
       Office furniture,
         fixtures and
         equipment and other                1,105,944               (550,583)               555,361               462,502
                                     ----------------   --------------------    -------------------    ------------------
                                           14,608,830             (3,540,451)            11,068,379             9,357,802

     REFINING AND MARKETING                 7,202,318               (287,557)             6,914,761             4,519,743
                                     ----------------   --------------------    -------------------    ------------------
                                     $     63,477,621   $        (10,410,517)   $        53,067,104    $       50,477,344
                                     ================   ====================    ===================    ==================


     Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which have been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(5)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at March 31, 2001 and December 31, 2000 is set out below:

                                                                                             MARCH 31,        DECEMBER 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                         2001               2000
                                                                                          --------------     ---------------
         Ukraine - Stynawske Field, Boryslaw
            Through 45% ownership of Boryslaw Oil  Company                                $    6,086,254     $     6,086,254
         Republic of Georgia
            Through 50.0% effective ownership CanArgo Power Corporation                          752,215             676,583
         Republic of Georgia - Ninotsminda
            Through an effective 50% ownership of East Georgian Pipeline Co.                     127,500              90,500
         Uentech International Corporation
            Through an effective 45% voting interest                                             304,943             304,943
         Other Investments                                                                        75,001              75,001
                                                                                          --------------     ---------------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
           AND OTHER VENTURES                                                             $    7,345,913     $     7,233,281
                                                                                          ==============     ===============

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                                    (626,461)           (626,461)
         Republic of Georgia - CanArgo Power Corporation                                        (186,074)           (186,074)
         Republic of Georgia - East Georgian Pipeline Co.                                        (87,000)            (50,000)
         Uentech International Corporation                                                      (214,579)           (214,579)
                                                                                          --------------     ---------------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
           AND OTHER VENTURES                                                             $   (1,114,114)    $    (1,077,114)

         IMPAIRMENT - STYNAWSKE FIELD                                                         (5,459,793)         (5,459,793)
                                                                                          --------------     ---------------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
           AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                          $      772,006     $       696,374
                                                                                          ==============     ===============


         As of March 31, 2001, CanArgo had a 50% interest in CanArgo Power Corporation and an effective 42.5% interest in Sagarego Power Corporation, a Georgian joint stock company, for which operations have not yet begun. In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power Corporation for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power Corporation became a subsidiary of CanArgo and CanArgo has an effective 85% interest in Sagarego Power Corporation.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(6)  Accrued Liabilities

     Accrued liabilities at March 31, 2001 and December 31, 2000 include the following:

                                                                              MARCH 31,            December 31,
                                                                                2001                  2000
                                                                            ------------          -------------
             Professional fees                                              $     50,000          $     175,000
             Office relocation                                                   126,666                126,666
             Other                                                                22,270                 22,270
                                                                            ------------          -------------
                                                                            $    198,936          $     323,936
                                                                            ============          =============


(7)      Stockholders' Equity

                                                       COMMON STOCK
                                               ------------------------------
                                                NUMBER OF
                                                 SHARES                             ADDITIONAL                           TOTAL
                                               ISSUED AND                            PAID-IN       ACCUMULATED       STOCKHOLDERS'
                                                ISSUABLE           PAR VALUE         CAPITAL         DEFICIT            EQUITY
                                               ----------       -------------     ------------   ---------------    ---------------
TOTAL, DECEMBER 31, 2000                       75,950,681       $   7,595,069     $139,071,031   $   (74,240,436)   $    72,425,664

Less shares issuable at
  beginning of period                            (423,791)            (42,379)        (795,712)                --          (838,091)

Issuance of common stock upon
  exchange of CanArgo Oil &
  Gas Inc. Exchangeable Shares                      8,633                 863           16,209                 --            17,072

Net income (loss)                                      --                  --               --           (326,081)         (326,081)
                                               ----------       -------------     ------------   ---------------    ---------------
BALANCE, MARCH 31, 2001                        75,535,523       $   7,553,553     $138,291,528   $    (74,566,517)  $    71,278,564

Shares issuable upon exchange
 of CanArgo Oil & Gas Inc.
Exchangeable Shares without
 receipt of further consideration                 415,158              41,516          779,503                 --           821,019
                                               ----------       -------------     ------------   ---------------    ---------------
Total, March 31, 2001                          75,950,681       $   7,595,069     $139,071,031   $    (74,566,517)  $    72,099,583
                                               ==========       =============     ============   ================   ===============

(8)  Net Income (Loss) Per Common Share

     Basic and diluted net income (loss) per common share for the periods ended March 31, 2001 and March 31, 2000 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the three month periods ended March 31, 2001 and 2000 are 75,950,681 and 37,422,144 respectively. Options to purchase CanArgo's common stock were outstanding at March 31, 2001 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive.

(9)  Commitments and Contingencies

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At March 31, 2001, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. In December 2000, CanArgo announced that a preliminary development plan had been reached with the joint venture partner.

(10) Segment Information

     For the three month period ended March 31, 2000, CanArgo operated through one business segment, oil and gas exploration and production. In the fourth quarter of 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products.

     Operating revenues for the three month periods ended March 31, 2001 and 2000 by geographical area were as follows:

                                                                              MARCH 31,             March 31,
                                                                                2001                  2000
                                                                          -----------------    -------------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                  $      1,967,544    $         2,080,976

         REFINING AND MARKETING
           Eastern Europe                                                         1,849,608                     --

         INTERSEGMENT ELIMINATIONS                                                 (219,349)                    --
                                                                           ----------------     ------------------
         TOTAL                                                             $      3,597,803     $        2,080,976
                                                                           ================     ==================



     Operating income (loss) for the three month periods ended March 31, 2001 and 2000 by geographical area was as follows:

                                                                              MARCH 31,             March 31,
                                                                                2001                  2000
                                                                          -----------------    ------------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                $         454,635    $          496,581

         REFINING AND MARKETING
            Eastern Europe                                                           64,683                    --

         CORPORATE AND OTHER EXPENSES                                            (1,065,119)             (373,874)
                                                                          -----------------    ------------------
         TOTAL OPERATING INCOME (LOSS)                                    $        (545,801)   $          122,707
                                                                          =================    ==================

     Net income (loss) before minority interest for the three month periods ended March 31, 2001 and 2000 by geographic area was as follows:

                                                                              MARCH 31,             March 31,
                                                                                2001                  2000
                                                                          -----------------    -------------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                $         453,585    $           496,581

         REFINING AND MARKETING
            Eastern Europe                                                           59,962                     --

         CORPORATE AND OTHER EXPENSES                                              (809,471)             (359,319)
                                                                          -----------------    ------------------
         NET INCOME (LOSS) BEFORE MINORITY INTEREST                       $        (295,924)   $          137,262
                                                                          =================    ==================


     Identifiable assets as of March 31, 2001 and December 31, 2000 by business segment and geographical area were as follows:

                                                                               MARCH 31,          December 31,
                                                                                 2001                 2000
                                                                           --------------        ---------------
        CORPORATE
         Eastern Europe                                                    $      432,592        $       695,909
         Western Europe                                                        25,385,627             30,894,569
                                                                           --------------        ---------------
        TOTAL                                                                  25,818,219             31,590,478
                                                                           --------------        ---------------
        OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
         Eastern Europe                                                        46,657,957             46,348,728

        REFINING AND MARKETING
         Eastern Europe                                                         6,548,325              4,128,616

        OTHER ENERGY PROJECTS
         Eastern Europe                                                           772,006                696,374
                                                                           --------------        ---------------
        IDENTIFIABLE ASSETS - TOTAL                                        $   79,796,507        $    82,764,196
                                                                           ==============        ===============


(11) Subsequent Events

     In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power Corporation for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. Russell Hammond is a director of CanArgo and Chairman of Terrenex Acquisition Corporation; and Peder Paus, a director of CanArgo, is a director of Terrenex Acquisition Corporation and a 12% stockholder of Terrenex Acquisition Corporation. Both transactions were approved by an independent committee of the Board of Directors.


     On April 30, 2001 CanArgo acquired 26,450,702 common shares of Lateral Vector Resources Inc. for cash consideration of approximately $1,883,200 (Cdn $2,909,577). The purchase represented approximately 77% of the common shares of Lateral Vector Resources Inc. on a fully diluted basis. The purchase of common shares was originally made pursuant to an offer dated March 20, 2001 by a wholly owned subsidiary of CanArgo to purchase all outstanding common shares of Lateral Vector Resources Inc. The offer was subsequently amended on April 9, 2001 to increase the purchase price to Cdn $0.11 per share and to amend and remove certain conditions to CanArgo's obligation to purchase the common shares. CanArgo intends to acquire any shares not deposited under the offer by way of a second stage transaction particulars of which are set out in section 12 of the Circular dated March 20th 2001 which accompanied the document containing CanArgo's original offer for Lateral Vector Resources Inc. common shares.

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

LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

CanArgo's management believes that cash and cash equivalents at March 31, 2001 should be sufficient to cover operating needs for existing projects during the next twelve month period. Also, CanArgo's cash balance at March 31, 2001 satisfies CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia envisaged in August 2000. Current development plans for the Ninotsminda field includes the drilling of exploration well N100, several rehabilitations of existing wells and quantification of the reserve and production potential of the recently announced discoveries in the Saramatian and Upper Eocene sequences. These plans are scheduled to be implemented in 2001 and the first half of 2002, but that timing is dependent upon key supplies and other equipment for the development being available promptly as well as adequate financing.

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

CHANGES IN FINANCIAL POSITION

As of March 31, 2001, CanArgo had working capital of $21,297,000, compared to working capital of $22,687,000 as of December 31, 2000. The $1,390,000 decrease in working capital from December 31, 2000 to March 31, 2001 is principally due to capital and operating expenditures.

Cash and cash equivalents decreased from $28,627,000 at December 31, 2000 to $18,513,000 at March 31, 2001. The decrease was primarily due to the cost of a three-well exploration program currently underway at the Ninotsminda field.

Cash and cash equivalents at March 31, 2001 included $1,938,000 held by Ninotsminda Oil Company with respect to initial advances, less capital expenditures, from AES Gardabani related to AES Gardabani's participation in a three well exploration program in the Republic of Georgia.

Accounts receivable increased from $787,000 at December 31, 2000 to $1,532,000 at March 31, 2001. The increase is primarily as a result of accounts receivable generated from oil and natural gas sales in 2001.

Advances to operator increased from $1,147,000 at December 31, 2000 to $4,989,000 at March 31, 2001 as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

Inventory decreased from $696,000 at December 31, 2000 to $433,000 at March 31, 2001 primarily as result of the sale of inventory by Georgian American Oil Refinery. In addition to the crude oil and refined product in inventory at Georgian American Oil Refinery, at March 31, 2001, approximately 31,900 barrels of oil were held in storage by Ninotsminda Oil Company for sale in the Georgian domestic and regional market or in the international market. Depending on the demand and price for oil in the Georgian domestic and regional market CanArgo may decide to place, as a strategic initiative, additional production in storage.

Capital assets, net increased from $50,477,000 at December 31, 2000 to $53,067,000 at March 31, 2001, primarily as a result of investment of $3,509,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field.

Investments in and advances to oil and gas and other ventures, net increased from $696,000 at December 31, 2000 to $772,000 at March 31, 2001. The increase reflects principally advances to CanArgo Power Corporation related to preparation of CanArgo Power Corporation's 3 megawatt electricity producing powerplant in anticipation of its use at the Ninotsminda field.

Deferred acquisition costs relate to costs associated with CanArgo's acquisition subsequent to March 31, 2001 of 77% of the outstanding common shares of Lateral Vector Resources Inc. on a fully diluted basis. Under purchase accounting, Lateral Vector Resources Inc.'s results will be included in CanArgo's consolidated financial statements from April 30, 2001, the date of acquisition.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. CanArgo believes that it has no further obligation to fund any operations relating to the Lelyaki and Maykop field projects. At March 31, 2001, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Accounts payable decreased to $2,384,000 at March 31, 2001 from $2,691,000 at December 31, 2000 primarily as a result of payments related to the 2000 seismic program.

Advances from joint venture partner decreased to $1,938,000 at March 31, 2001 compared to $5,889,000 at December 31, 2000 as capital expenditures were incurred as part a three well exploration program in the Republic of Georgia.

Minority interest in subsidiaries increased to $3,126,000 at March 31, 2001 compared to $1,394,000 at December 31, 2000 following the expansion of CanArgo Standard Oil Products in Tbilisi, Georgia and related investment by CanArgo's partners in the venture. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2001 Compared to Three Month Period Ended March 31, 2000

In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition. In December 2000, the first of several petrol stations planned by CanArgo Standard Oil Products also opened in Tbilisi, Georgia.

CanArgo recorded operating revenue of $3,598,000 during the three month period ended March 31, 2001 compared with $2,081,000 for the three month period ended March 31, 2000. The increase is primarily due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products.

Ninotsminda Oil Company generated $1,748,000 of revenue in the three month period ended March 31, 2001. Its net share of the 130,960 barrels (1,423 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 79,760 barrels. An additional 6,700 barrels of oil were removed from storage and sold in the period. For the three month period ended March 31, 2000, Ninotsminda Oil Company's net share of the 126,478 barrels (1,405 barrels per day) of gross production was 66,033 barrels.

All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first quarter of 2001 averaged $20.22 per barrel as compared with an average of $18.68 per barrel in the first three months of 2000. Its net share of the 446,700 mcf of gas delivered was 290,330 mcf at an average net sale price of $1.16 per mcf of gas. For the three month period ended March 31, 2000, Ninotsminda Oil Company's net share of the 550,000 mcf of gas delivered was 359,000 mcf at an average net sales price of $1.25 per mcf of gas. All gas sales were made to one customer, AES Telasi.

Oil and gas revenues for the three month period ending June 30, 2001 may decrease following a second shut down for maintenance of two generating units at the Gardabani power plant and to allow for drilling of N100, a deep Cretaceous exploration well, to continue. Arrangements have been made with a second customer to purchase gas while maintenance at the Gardabani power plant is performed.

Refining and marketing revenue for the three month period ended March 31, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In the first quarter of 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock. These issues were expected to have been addressed by authorities in Georgia culminating in new legislation addressing indigenous refining activities in March 2001. In April 2001, these changes were passed. No assurance can be given, however, that new legislation will not be put forward that will reintroduce restrictions and excise taxes on feedstock and refined product.

CanArgo had no revenue from equipment rentals in the first quarter of 2001 compared to other revenue from equipment rentals of $196,000 for the three month period ended March 31, 2000.

The operating loss for the three month period ended March 31, 2001 amounted to $546,000 compared with an operating income of $123,000 for the corresponding period in 2000. The increase in operating loss is attributable primarily to significant increases in operating and corporate activity.

Lease operating expenses increased to $502,000 for the three month period ended March 31, 2001 as compared to $373,000 for the three month period ended March 31, 2000. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products and refinery operating expenses of $1,158,000 and $120,000 respectively for the three month period ended March 31, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products respectively.

Direct project costs increased to $250,000 for the three month period ended March 31, 2001, from $136,000 for the three month period ended March 31, 2000, reflecting increased activity within Georgia and reestablishment of activity with respect to the licence Boryslaw Oil Company holds in the Stynawske field, Ukraine. Direct project costs are expected to further increase following the acquistion of Lateral Vector Resources Inc. Lateral Vector Resources Inc. negotiated and concluded a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in eastern Ukraine together with Ukrnafta. Under the terms of this JIPA, LVR have certain rights to incremental production from the field, which CanArgo understands is currently producing oil, and is one of the larger oil fields in that area. Under the terms of the JIPA and associated work programmes, it would be planned to significantly increase production from the Field by investment in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

General and administrative costs increased to $928,000 for the three month period ended March 31, 2001, from $374,000 for the three month period ended March 31, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000 and general and administrative costs of $190,400 related to refining and marketing activities.

The increase in depreciation, depletion and amortization expense to $1,186,000 from $1,075,000 for the three month period ended March 31, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

The equity loss from investments in unconsolidated subsidiaries increased to $37,000 for the three month period ended March 31, 2001, from $13,000 for the three month period ended March 31, 2000 as a result of expenses related to operation of the gas pipeline from Ninotsminda to the Gardabani power station.

CanArgo recorded net other income of $250,000 for the three months ended March 31, 2001, as compared to other loss of $15,000 during the three months ended March 31, 2000. The principal reason for the increase is interest income on cash balances less an allowance for doubtful accounts of $100,000 related to outstanding gas sales.

The net loss of $326,000 or $nil per share for the three month period ended March 31, 2001 compares to a net income of $100,000, or $nil per share for the three month period ended March 31, 2000. The weighted average number of common shares outstanding was substantially higher during the three month period ended March 31, 2001 than during the three month period ended March 31, 2000, due in large part to private placements in April, June and August 2000.

NEW ACCOUNTING STANDARDS

In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000 issued SFAS No. 138, which amended certain provisions of SFAS 133. SFAS 133, as amended, will be adopted in the 2001 annual financial statements and based on present circumstances would not have any material effect on CanArgo's financial statements.

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

o    unexpected changes in tax rates;

o    sudden or unexpected changes in demand for crude oil and or natural gas;

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

          2(7) Offer Circular relating to a proposed purchase all of the outstanding common shares of Lateral Vector Resources, Inc. dated March 20, 2001 (Incorporated herein by reference from Form 14D-1F dated March 21, 2001).

          2(8) Notice of Extension and Variation amending Registrant's offer to purchase all of the outstanding common shares of Lateral Vector Resources, Inc. dated April 9, 2001 (Incorporated herein by reference from Amendment No. 1 to Form 14D-1F dated April 11, 2001).

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

           *10(3) Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

           *10(4) Workorder between CanArgo Energy Inc. and Nils N. Trulsvik as Consultant (Incorporated herein by reference from September 30, 1998 Form 10-Q).

           *10(5)   Employment Contract between CanArgo Energy Inc. and Anthony
                    J. Potter (Incorporated herein by reference from September 30, 1998 Form 10-Q).

           10(6) Put Option Agreement between CanArgo Energy Corporation, JKX Oil & Gas PLC. and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

           10(7) Guarantee Agreement between CanArgo Energy Corporation and IFC dated December 17, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

           10(8) Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

           10(9) Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).


           10(10) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi

                    Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement,
                    File No. 333-72295 filed on September 7, 1999).

           10(11) Agreement and Promissory Note dated July 19, 1999, with Terrenex Acquisition Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29,
                    1999).

           10(12) Agreement between CanArgo Energy Corporation, Ninotsminda Oil Company and IFC dated October 19, 1999 (Incorporated herein by reference from September 30, 1999 Form 10-Q).

           10(13) Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999 (Incorporated herein by reference from December 28, 1999 Form 8-K).

           10(14) Form of Subscription Agreement (Incorporated herein by reference from December 28, 1999 Form 8-K).

           10(15) Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January 19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

           *10(16) Employment Agreement between CanArgo Energy Corporation and Paddy Chesterman dated February 24, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

           10(17) Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

           10(18) Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

           10(19) Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

           10(20) Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15, 2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company (Incorporated herein by reference from July 20, 2000 Form 8-K).

           *10(21) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

           10(22) Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

           10(23) Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

           *10(24) Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

           *10(25) Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

           10(26) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo (Incorporated herein by reference from December 31, 2000 Form 10-K).

                   Norio Limited dated December 12, 2000.

          10(27) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

          10(28) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000, related to the purchase of 28.7% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

          21 List of Subsidiaries (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).



     (b)  Reports on Form 8-K:

     On March 8, 2001, CanArgo announced that it intended to make an offer to purchase all outstanding common shares of Lateral Vector Resources Inc. The Offer was made through a wholly owned subsidiary of CanArgo organised for the purposes of making the offer. The basis of the Offer to Lateral Vector Resources Inc. shareholders was Canadian $0.10 in cash for each outstanding Lateral Vector Resources Inc. share.

     On April 30, 2001 CanArgo acquired 26,450,702 common shares of Lateral Vector Resources Inc. for cash consideration of approximately $1,883,200 (Canadian $2,909,577). The purchase represented approximately 77% of the common shares of Lateral Vector Resources Inc. on a fully diluted basis. The purchase of common shares was originally made pursuant to an offer dated March 20, 2001 by a wholly owned subsidiary of CanArgo to purchase all outstanding common shares of Lateral Vector Resources Inc. The offer was subsequently amended on April 9, 2001 to increase the purchase price to Cdn $0.11 per share and to amend and remove certain conditions to CanArgo's obligation to purchase the common shares. CanArgo intends to acquire any shares not deposited under the offer by way of a second stage transaction particulars of which are set out in section 12 of the Circular dated March 20th 2001 which accompanied the document containing CanArgo's original offer for Lateral Vector Resources Inc.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CANARGO ENERGY CORPORATION

Date: May 14, 2001              By:  /s/Anthony J. Potter
                                    --------------------------------------------
                                    Anthony J. Potter
                                    Chief Financial Officer