Form 10-Q
period 2001-06-30
CANARGO ENERGY CORP
filed 2001-08-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2001


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

       CanArgo Services (UK) Limited
150 Buckingham Palace Road, London, England               SW1W 9TR
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


                                (44) 207 808 4700
                         (REGISTRANT'S TELEPHONE NUMBER)


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

The number of shares of registrant's common stock outstanding on August 3, 2001 was 91,596,528. An additional 411,918 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART 1. FINANCIAL INFORMATION:
Item 1. Financial Statements
         Consolidated Condensed Balance Sheets                               3
         Consolidated Condensed Statements of Operations                     4
         Consolidated Condensed Statements of Cash Flows                     5
         Notes to Unaudited Consolidated Condensed Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                               13
Item 3. Quantitative and Qualitative Disclosures about Market Risk          21

                           PART 2. OTHER INFORMATION:

Item 4. Submission of Matters to a Vote of Security Holders                 22

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibit Index                                                   22
        (b) Reports on form 8-K                                             25
Signatures                                                                  26


                           FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.


Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                Unaudited
                                                              -------------
                                                                 JUNE 30,              December 31,
                                                                   2001                   2000
                                                              -------------           -------------
ASSETS

Cash and cash equivalents                                     $  10,901,909           $  28,627,013
Accounts receivable                                               1,319,982                 786,570
Advances to operator                                              1,295,086               1,146,584
Inventory                                                         1,171,880                 695,909
Other current assets                                                582,029                 334,402
                                                              -------------           -------------
        Total current assets                                  $  15,270,886           $  31,590,478
Capital assets                                                   63,294,123              50,477,344
Investments in and advances to oil and gas and other
  ventures - net                                                    756,362                 696,374
                                                              -------------           -------------
TOTAL ASSETS                                                  $  79,321,371           $  82,764,196
                                                              =============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                              $   4,350,058           $   2,691,118
Advances from joint venture partner                                 177,573               5,888,573
Accrued liabilities                                                 535,903                 323,936
                                                              -------------           -------------
        Total current liabilities                             $   5,063,534           $   8,903,627

Provision for future site restoration                                57,290                  40,990

Minority interest in subsidiaries                                 3,304,404               1,393,915

Stockholders' equity:
    Preferred stock, par value $0.10 per share                           --                      --
    Common stock, par value $0.10 per share                       7,595,069               7,595,069
    Capital in excess of par value                              139,071,031             139,071,031
    Accumulated deficit                                         (75,769,957)            (74,240,436)
                                                              -------------           -------------
        Total stockholders' equity                            $  70,896,143           $  72,425,664
                                                              -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  79,321,371           $  82,764,196
                                                              =============           =============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                         Unaudited Three Months Ended               Unaudited Six Months Ended
                                                       ---------------------------------         ---------------------------------
                                                         JUNE 30,             June 30,             JUNE 30,             June 30,
                                                           2001                 2000                 2001                 2000
                                                       ------------         ------------         ------------         ------------
Operating Revenues:
    Oil and gas sales                                  $    869,711         $  1,346,495         $  2,617,906         $  3,231,171
    Refining and marketing                                2,093,925                   --            3,943,533                   --
    Other                                                        --              168,600                   --              364,900
                                                       ------------         ------------         ------------         ------------
                                                          2,963,636            1,515,095            6,561,439            3,596,071
                                                       ------------         ------------         ------------         ------------
Operating Expenses:
    Field operating expenses                                611,260              259,532            1,113,477              632,128
    Purchases of crude oil and products                   1,471,760                   --            2,629,484                   --
    Refinery operating expenses                              76,619                   --              197,025                   --
    Direct project costs                                    321,625              247,220              571,205              383,529
    General and administrative                            1,019,697              392,145            2,047,586              766,019
    Depreciation, depletion and amortization                916,524              803,590            2,102,312            1,879,080
                                                       ------------         ------------         ------------         ------------
                                                          4,417,485            1,702,487            8,661,089            3,660,756
                                                       ------------         ------------         ------------         ------------
OPERATING LOSS                                           (1,453,849)            (187,392)          (2,099,650)             (64,685)
                                                       ------------         ------------         ------------         ------------
Other Income (Expense):
    Interest, net                                           112,057               67,128              503,213              101,463
    Other                                                    20,949                7,054               16,670                  274
    Equity income (loss) from investments                    65,861              (69,154)              28,861              (82,154)
                                                       ------------         ------------         ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                                198,867                5,028              548,744               19,583
                                                       ------------         ------------         ------------         ------------
NET LOSS BEFORE MINORITY INTEREST                        (1,254,982)            (182,364)          (1,550,906)             (45,102)

    Minority interest in income of consolidated
      subsidiaries                                           51,542              (97,388)              21,385             (134,188)
                                                       ------------         ------------         ------------         ------------
NET LOSS AND COMPREHENSIVE LOSS                        $ (1,203,440)        $   (279,752)        $ (1,529,521)        $   (179,290)
                                                       ============         ============         ============         ============
    Weighted average number of
      common shares outstanding                          75,950,681           40,467,113           75,950,681           38,944,248
                                                       ------------         ------------         ------------         ------------

NET LOSS PER COMMON SHARE - BASIC                      $      (0.02)        $      (0.01)        $      (0.02)        $      (0.00)
                                                       ------------         ------------         ------------         ------------
NET LOSS PER COMMON SHARE - DILUTED                    $      (0.02)        $      (0.01)        $      (0.02)        $      (0.00)
                                                       ------------         ------------         ------------         ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS


                                                                                   Unaudited
                                                                      ----------------------------------
                                                                        JUNE 30,              June 30,
                                                                          2001                  2000
                                                                      ------------           -----------
Operating activities:
    Net loss                                                          $ (1,529,521)          $  (179,290)
    Depreciation, depletion and amortization                             2,102,312             1,879,080
    Issuance of common stock for services                                       --               112,700
    Equity loss (income) from investments                                  (28,861)               82,154
    Loss (gain) on disposition of equipment                                     --                    --
    Allowance for doubtful accounts                                        100,000                    --
    Minority interest in income of consolidated subsidiaries               (21,385)              134,188
    Changes in assets and liabilities:
        Accounts receivable                                               (366,896)               25,583
        Advances to operator                                              (148,502)             (810,973)
        Inventory                                                         (475,971)              119,819
        Other current assets                                              (235,772)               63,457
        Accounts payable                                                   229,671                    62
        Accrued liabilities                                                (60,428)              (63,353)
        Receipt (use of) advances from joint venture partner            (5,711,000)                   --
                                                                      ------------           -----------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                    (6,146,353)            1,363,427
                                                                      ------------           -----------
Investing activities:
    Capital expenditures                                                (8,876,420)           (2,437,281)
    Acquisitions, net of cash acquired                                  (4,044,973)                   --
    Proceeds from disposition of investment                                125,000                    --
    Investments in and advances to oil and gas and other
      ventures                                                            (589,232)              (95,801)
                                                                      ------------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (13,385,625)           (2,533,082)
                                                                      ------------           -----------
Financing Activities:
  Proceeds from sales of common stock                                           --             3,186,762
  Share issue costs                                                             --              (252,238)
  Advances from minority interest                                        1,806,874                    --
                                                                      ------------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,806,874             2,934,524
                                                                      ------------           -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (17,725,104)            1,764,869
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          28,627,013             3,534,983
                                                                      ------------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 10,901,909           $ 5,299,852
                                                                      ------------           -----------

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000 (UNAUDITED)

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

(4)      Acquisitions

         In April 2000, CanArgo acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. ("LVR") pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time CanArgo made its offer in March 2001, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity agreement in 1998 to develop the Bugruvativske Field in Eastern Ukraine. In July 2001, CanArgo completed the acquisition of the remaining outstanding common shares and LVR became a wholly owned subsidiary of CanArgo.

         Under purchase accounting, LVR's results have been included in CanArgo's consolidated financial statements since April 30, 2001 the date of the initial acquisition of the LVR shares. Including acquisition costs, total cash consideration paid was allocated to the net assets of LVR as follows:

            Cash                                              $     52,618
            Other current assets                                   273,251
            Accounts payable and accrued liabilities            (1,662,880)
            Capital assets (a)                                   5,009,825
            Minority interest                                           --
                                                              ------------
            Total cash consideration paid                     $  3,672,814
                                                              ============


         (a) Includes $4,308,885 of unevaluated properties.


         In April 2001, CanArgo acquired the remaining 50% interest it did not own in CanArgo Power Corporation ("CanArgo Power") for cash consideration of $425,000. On completion of the acquisition, CanArgo Power became a subsidiary of CanArgo. Under purchase accounting, CanArgo Power's results have been included in CanArgo's consolidated financial statements since the date of acquisition. Total cash consideration paid was allocated to the net assets of CanArgo Power as follows:

            Cash                                              $        223
            Other current assets                                        69
            Accounts payable and accrued liabilities               (33,733)
            Capital assets                                         458,441
            Minority interest                                           --
                                                              ------------
            Total cash consideration paid                     $    425,000
                                                              ============

(5)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at June 30, 2001 and December 31, 2000 include the following:

                                                               JUNE 30,                               DECEMBER 31,
                                                                 2001                                    2000
                                         -------------------------------------------------------      -----------
                                                              ACCUMULATED
                                                              DEPRECIATION
                                                                  AND                  NET                NET
                                             COST              IMPAIRMENT         CAPITAL ASSETS     CAPITAL ASSETS
                                             ----              ----------         --------------     --------------

     OIL AND GAS PROPERTIES
       Proved properties                 $ 31,124,963         $ (7,289,509)        $23,835,454        $22,702,703
       Unproved properties                 18,255,981                   --          18,255,981         13,897,096
                                         ------------         ------------         -----------        -----------
                                           49,380,944           (7,289,509)         42,091,435         36,599,799
     PROPERTY AND EQUIPMENT
       Oil and gas related
       equipment                           16,592,046           (3,372,576)         13,219,470          8,895,300
       Office furniture, fixtures
        and equipment and other             1,166,067             (621,983)            544,084            462,502
                                         ------------         ------------         -----------        -----------
                                           17,758,113           (3,994,559)         13,763,554          9,357,802
     REFINING AND MARKETING                 7,834,816             (395,682)          7,439,134          4,519,743
                                         ------------         ------------         -----------        -----------
                                         $ 74,973,873         $(11,679,750)        $63,294,123        $50,477,344
                                         ============         ============         ===========        ===========


         Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which have been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(6)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at June 30, 2001 and December 31, 2000 is set out below:

                                                                                      JUNE 30,        DECEMBER 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                  2001              2000
                                                                                     ----------        ----------
         Ukraine - Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil  Company                          $6,636,254        $6,086,254
         Republic of Georgia
             Through 50.0% effective ownership CanArgo Power Corporation                     --           676,583
         Republic of Georgia - Ninotsminda
             Through an effective 50% ownership of East Georgian Pipeline Co.           152,500            90,500
         Uentech International Corporation
             Through an effective 45% voting interest                                        --           304,943
         Other Investments                                                               75,001            75,001
                                                                                     ----------        ----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES                                                          $6,863,755        $7,233,281
                                                                                     ----------        ----------

     EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

     Ukraine - Stynawske Field, Boryslaw                                           (535,600)          (626,461)
     Republic of Georgia - CanArgo Power Corporation                                     --           (186,074)
     Republic of Georgia - East Georgian Pipeline Co.                              (112,000)           (50,000)
     Uentech International Corporation                                                   --           (214,579)
                                                                                    ----------        -----------
     CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
     AND OTHER VENTURES                                                          $ (647,600)       $(1,077,114)

     IMPAIRMENT - STYNAWSKE FIELD                                                (5,459,793)        (5,459,793)
                                                                                     ----------        -----------
     TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
     AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                       $  756,362        $   696,374
                                                                                   ==========        ===========

     In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a subsidiary of CanArgo. At the time of the transactions, two directors of CanArgo were also directors of Terrenex Acquisition Corporation. Accordingly, the transactions were approved by an independent committee of the Board of Directors.

     CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

     Advances received by CanArgo from joint venture partners, which are to be spent by CanArgo on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of finance or investing activities. These advances do not contribute to CanArgo's operating profits and are accounted for/disclosed as balance sheet entries only ie within cash and payable to joint venture partner. When the cash advances are spent, the payable is reduced accordingly.

(7)  Accrued Liabilities

     Accrued liabilities at June 30, 2001 and December 31, 2000 include the following:

                                               JUNE 30,         DECEMBER 31,
                                                 2001               2000
                                             -----------        -----------
             Professional fees               $   270,487        $   175,000
             Office relocation                   126,666            126,666
             Other                               138,750             22,270
                                             -----------        -----------
                                             $   535,903        $   323,936
                                             ===========        ===========

(8)      Stockholders' Equity

                                               COMMON STOCK
                                       -----------------------------
                                        NUMBER OF
                                         SHARES                             ADDITIONAL                                TOTAL
                                       ISSUED AND                             PAID-IN           ACCUMULATED       STOCKHOLDERS'
                                        ISSUABLE          PAR VALUE           CAPITAL            DEFICIT             EQUITY
                                       -----------       -----------       -------------       ------------       ------------
TOTAL, DECEMBER 31, 2000                75,950,681       $ 7,595,069       $ 139,071,031       $(74,240,436)      $ 72,425,664

Less shares issuable at
 beginning of period                      (423,791)          (42,379)           (795,712)                --           (838,091)


Issuance of common stock upon
 exchange of CanArgo Oil &
 Gas Inc. Exchangeable Shares                8,633               863              16,209                 --             17,072

Net income (loss)                               --                --                  --         (1,529,521)        (1,529,521)
                                       -----------       -----------       -------------       ------------       ------------
BALANCE, JUNE 30, 2001                  75,535,523       $ 7.553,553       $ 138,291,528       $(75,769,957)      $ 70,075,124


Shares issuable upon exchange
 of CanArgo Oil & Gas Inc.
 Exchangeable Shares without
 receipt of further consideration          415,158            41,516             779,503                 --            821,019
                                       -----------       -----------       -------------       ------------       ------------
TOTAL, JUNE 30, 2001                    75,950,681       $ 7,595,069       $ 139,071,031       $(75,769,957)      $ 70,896,143
                                       ===========       ===========       =============       ============       ============

(9)      Net Income (Loss) Per Common Share

         Basic and diluted net income (loss) per common share for the six month periods ended June 30, 2001 and 2000 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the six month periods ended June 30, 2001 and 2000 are 75,950,681 and 38,944,248 respectively. Options to purchase CanArgo's common stock were outstanding at June 30, 2001 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive.

(10)     Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 2001, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. In December 2000, CanArgo announced that a preliminary development plan had been reached with the joint venture partner.

(11)     Segment Information

         For the six month period ended June 30, 2000, CanArgo operated through one business segment, oil and gas exploration and production. In the fourth quarter of 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products. Intersegment revenue eliminations reflect transfers from exploration and production operations to refining operations. Intersegment sales prices approximate market prices.

         Operating revenues for the six month periods ended June 30, 2001 and 2000 by geographical area were as follows:

                                                                     JUNE 30,            June 30,
                                                                       2001                2000
                                                                    -----------         ----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                           $ 3,524,451         $3,596,071

         REFINING AND MARKETING
           Eastern Europe                                             3,943,533                 --

         INTERSEGMENT ELIMINATIONS                                     (906,545)                --
                                                                    -----------         ----------
         TOTAL                                                      $ 6,561,439         $3,596,071
                                                                    ===========         ==========

         Operating income (loss) for the six month periods ended June 30, 2001 and 2000 by geographical area was as follows:

                                                                     JUNE 30,            June 30,
                                                                       2001                2000
                                                                    -----------         ---------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                          $   673,245         $ 701,334

         REFINING AND MARKETING
            Eastern Europe                                               15,322                --

         CORPORATE AND OTHER EXPENSES                                (2,403,030)         (766,019)

         INTERSEGMENT ELIMINATIONS                                     (385,187)               --
                                                                    -----------         ---------
         TOTAL OPERATING INCOME (LOSS)                              $(2,099,650)        $ (64,685)
                                                                    ===========         =========

         Net income (loss) before minority interest for the six month periods ended June 30, 2001 and 2000 by geographic area was as follows:

                                                                     JUNE 30,            June 30,
                                                                       2001                2000
                                                                    -----------         ---------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                          $   664,746         $ 673,834

         REFINING AND MARKETING
            Eastern Europe                                              (46,659)               --

         CORPORATE AND OTHER EXPENSES                                (1,783,806)         (718,936)

         INTERSEGMENT ELIMINATIONS                                     (385,187)               --
                                                                    -----------         ---------
         NET INCOME (LOSS) BEFORE MINORITY INTEREST                 $(1,550,906)        $ (45,102)
                                                                    ===========         =========

         Identifiable assets as of June 30, 2001 and December 31, 2000 by business segment and geographical area were as follows:

                                                                       JUNE 30,         December 31,
                                                                         2001               2000
                                                                     -----------        -----------
         CORPORATE
           Eastern Europe                                            $ 1,557,067        $   695,909
           Western Europe                                             13,713,819         30,894,569
                                                                     -----------        -----------
         TOTAL                                                        15,270,886         31,590,478
                                                                     -----------        -----------
          OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                             56,259,843         47,045,102
           China                                                         700,940                 --
                                                                     -----------        -----------
         TOTAL                                                        56,960,873         47,045,102

         REFINING AND MARKETING
           Eastern Europe                                              7,089,702          4,128,616

                                                                     -----------        -----------
         IDENTIFIABLE ASSETS - TOTAL                                 $79,321,371        $82,764,196
                                                                     ===========        ===========

(12)     Subsequent Events

         In July 2001, CanArgo completed the acquisition of the remaining outstanding common shares and Lateral Vector Resources Inc. became a wholly owned subsidiary of CanArgo. In April 2001, CanArgo had acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time CanArgo made its offer in March 2001, Lateral Vector Resources Inc. negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity agreement in 1998 to develop the Bugruvativske Field in Eastern Ukraine.

         In July 2001, CanArgo closed a private placement of 16,057,765 new shares at NOK 4.25 per share (approximately US$0.45 per share) to certain institutions and qualified purchasers identified in this prospectus. Gross proceeds from the placement were some NOK 68 million (approximately US$7.2 million). After completion of the private placement, CanArgo had 92,008,446 common and Exchangeable shares issued and issuable. From the net proceeds, CanArgo is required to pay subscribers to the private placement a cash fee of 3.33% of the purchase price of their shares for each full 30 day period after closing until a registration statement registering such shares is declared effective by the Securities and Exchange Commission. The maximum cash fee is 10% of the subscription price with the obligation to file a registration statement and the commencement of the first full 30 day period contingent upon receipt by CanArgo of all such information required to file a registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

CanArgo's management believes that cash and cash equivalents at June 30, 2001 should be sufficient to cover CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia. Existing cash and cash equivalents at June 30, 2001, however, are not sufficient to adequately finance the acquisition and subsequent development of the Bugruvativske field in Eastern Ukraine. While the July 2001 private placement of 16,057,765 new shares at NOK
4.25 per share (approximately US$0.45 per share) to certain institutions and qualified purchasers will provide CanArgo with the funds necessary to begin rapid development of the Bugruvativske field, both the Bugruvativske field and the Stynwaske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo. Additional financing will likely be required in order to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own administrative and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

To date CanArgo has directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. Current development plans for the Ninotsminda field in the Republic of Georgia includes the drilling of exploration wells N100 and M11, several rehabilitations of existing wells and quantification of the reserve and production potential of the recently announced discoveries in the Saramatian and Upper Eocene sequences. These plans are scheduled to be implemented in 2001 and the first half of 2002, but that timing is dependent upon key supplies and other equipment for the development being available promptly as well as adequate financing.

In Ukraine, an assessment of both the Bugruvativske and Stynawske fields and preparation of a development program with Ukrnafta is currently underway. Based on its efforts to date, CanArgo plans to significantly increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

While a considerable amount of infrastructure for the Ninotsminda, Bugruvativske and Stynawske fields has already been put in place, CanArgo cannot provide assurance that:

         - for the Bugruvativske and Stynawske fields, an adequate investment agreement and development plan can be put in place;

         -        funding of field development plans will be timely;

         - that development plans will be successfully completed or will increase production; or

         - that field operating revenues after completion of the development plan will exceed operating costs.

To pursue all of its existing projects and new opportunities, CanArgo will require additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions including those with major stockholders, investment bankers and other companies, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

CHANGES IN FINANCIAL POSITION

As of June 30, 2001, CanArgo had working capital of $10,207,000, compared to working capital of $22,687,000 as of December 31, 2000. The $12,480,000 decrease in working capital from December 31, 2000 to June 30, 2001 is principally due to a reduction in cash as a result of the acquisition of Lateral Vector Resources Inc. ("LVR"), capital and operating expenditures.

Cash and cash equivalents decreased from $28,627,000 at December 31, 2000 to $10,902,000 at June 30, 2001. The decrease was primarily due to the cost of a three-well exploration program currently underway at the Ninotsminda field, continued investment in refining and marketing activities and the acquisition of approximately 82% (77% on a fully diluted basis) of the outstanding common shares of LVR.

Cash and cash equivalents at June 30, 2001 included $178,000 held by Ninotsminda Oil Company with respect to initial advances, less capital expenditures, from AES Gardabani related to AES Gardabani's participation in a three well exploration program in the Republic of Georgia.

Accounts receivable increased from $787,000 at December 31, 2000 to $1,320,000 at June 30, 2001. The increase is primarily as a result of accounts receivable generated from oil, natural gas and refined product sales in 2001.

Advances to operator increased from $1,147,000 at December 31, 2000 to $1,295,000 at June 30, 2001 as a result of advances to the operator of the Ninotsminda field for future expenditures on behalf and at the direction of CanArgo.

Inventory increased from $696,000 at December 31, 2000 to $1,172,000 at June 30, 2001 primarily as result of the sale of oil by Ninotsminda Oil Company to Georgian American Oil Refinery. Crude oil and refined product inventory increased to provide the refinery feedstock to commence operations and reestablish its position in the domestic and regional market. In addition to crude oil and refined product inventory at Georgian American Oil Refinery, approximately 31,900 barrels of oil were held in storage by Ninotsminda Oil Company at June 30, 2001 for sale either to Georgian American Oil Refinery or the Georgian domestic, region or international market.

Capital assets, net increased from $50,477,000 at December 31, 2000 to $63,294,000 at June 30, 2001, primarily as a result of investment of $8,876,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field. Capital assets also increased as a result of the acquisition of LVR and CanArgo Power in April 2001. Included in oil and gas related equipment acquired as part of the acquisition of LVR is $701,000 with respect to oil and gas equipment located in China.

Investments in and advances to oil and gas and other ventures, net increased from $696,000 at December 31, 2000 to $756,000 at June 30, 2001. The increase is primarily due to advances to Boryslaw Oil Company of $550,000 relating to a three well workover program currently underway on the Stynawske field, partially offset by the sale in April 2001 of CanArgo's investment in Uentech and the purchase of a 50% interest in CanArgo Power resulting in CanArgo Power becoming a wholly owned subsidiary of CanArgo.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. At June 30, 2001, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Accounts payable increased to $4,350,000 at June 30, 2001 from $2,691,000 at December 31, 2000 primarily as a result of the acquisition of LVR, including $701,000 with respect to liabilities related to a previous LVR project in China. Accrued liabilities also increased to $536,000 at June 30, 2001 from $324,000 at December 31, 2000 primarily as a result of the acquisition of LVR.

Advances from joint venture partner decreased to $178,000 at June 30, 2001 compared to $5,889,000 at December 31, 2000 as capital expenditures were incurred as part of a three well exploration program in the Republic of Georgia.

Minority interest in subsidiaries increased to $3,304,400 at June 30, 2001 compared to $1,394,000 at December 31, 2000 following the expansion of CanArgo Standard Oil Products in Tbilisi, Georgia and related investment by CanArgo's partners in the venture. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture.

RESULTS OF OPERATIONS

Six Month Period Ended June 30, 2001 Compared to Six Month Period Ended June 30, 2000

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

CanArgo recorded operating revenue of $6,561,000 during the six month period ended June 30, 2001 compared with $3,596,000 for the six month period ended June 30, 2000. The increase is primarily due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products.

Ninotsminda Oil Company generated $2,618,000 of revenue in the six month period ended June 30, 2001. Its net share of the 232,186 barrels (1,283 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 140,140 barrels. An additional 16,900 barrels of oil were removed from storage and sold in the period. For the six month period ended June 30, 2000, Ninotsminda Oil Company's net share of the 244,787 barrels (1,352 barrels per day) of gross production was 126,590 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first half of 2001 averaged $19.15 per barrel as compared with an average of $19.06 per barrel in the first half of 2000. Its net share of the 692,700 mcf of gas delivered was 450,250 mcf at an average net sale price of $1.15 per mcf of gas. For the six month period ended June 30, 2000, Ninotsminda Oil Company's net share of the 791,000 mcf of gas delivered was 514,000 mcf at an average net sales price of $1.23 per mcf of gas.

Refining and marketing revenue for the six month period ended June 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In the first half of 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock and refined product. In April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product. Refining operations did not recommence until June 2001.

CanArgo had no revenue from equipment rentals in the first half of 2001 compared to other revenue from equipment rentals of $196,000 for the six month period ended June 30, 2000.

The operating loss for the six month period ended June 30, 2001 amounted to $2,100,000 compared with an operating loss of $65,000 for the corresponding period in 2000. The increase in operating loss is attributable primarily to lower oil and gas revenue as a result of lower production, the sale of oil production to Georgian American Oil Refinery, an increase in Georgian American Oil Refinery's inventory levels following the recommencement of operations in June 2001 and significant increases in operating and corporate activity.

Lease operating expenses increased to $1,113,000 for the six month period ended June 30, 2001 as compared to $632,000 for the six month period ended June 30, 2000. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products and refinery operating expenses of $2,629,000 and $197,000 respectively for the six month period ended June 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products.

Direct project costs increased to $571,000 for the six month period ended June 30, 2001, from $384,000 for the six month period ended June 30, 2000, reflecting increased activity within Georgia and reestablishment of activity with respect to the licence Boryslaw Oil Company holds in the Stynawske field, Ukraine. Direct project costs are expected to further increase following the acquisition of Lateral Vector Resources Inc. LVR negotiated and concluded a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in eastern Ukraine together with Ukrnafta. CanArgo believes that under the terms of this JIPA, LVR has certain rights to incremental production from the field. Ukrnafta and LVR are required under the terms of the JIPA to make a total initial contribution of $2 million prior to December 31, 2000. LVR's portion of the initial contribution was $960,000, which it failed to make. Furthermore, until such time as an investment agreement and valuation of the assets to be contributed by Ukrnafta is completed and accepted by LVR, LVR is not entitled to any of this production and any sharing of future production is to be determined after consideration of base oil. Under the terms of the JIPA and associated work programs, CanArgo expects to bring LVR current with respect to its outstanding investment obligations and to significantly increase production from the field by investment in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilizing appropriate technologies. CanArgo is presently evaluating LVR's interest and obligations under the JIPA and information regarding the field, and is in discussions with Ukrnafta to resolve these and other open issues under the JIPA. There is no assurance as to whether such discussions will be successfully completed or, if completed, on what terms.

General and administrative costs increased to $2,048,000 for the six month period ended June 30, 2001, from $766,000 for the six month period ended June 30, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000 and general and administrative costs of $375,000 related to refining and marketing activities.

The increase in depreciation, depletion and amortization expense to $2,102,000 from $1,879,000 for the six month period ended June 30, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

The equity income from investments increased to $29,000 for the six month period ended June 30, 2001, from a loss of $82,000 for the six month period ended June 30, 2000 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company and the sale of Uentech International Corporation. Equity income from Boryslaw Oil Company was partially offset by expenses related to operation of the gas pipeline from Ninotsminda to the Gardabani power station and Rustavi industrial complex.

CanArgo recorded net other income of $549,000 for the six months ended June 30, 2001, as compared to other loss of $20,000 during the six months ended June 30, 2000. The principal reason for the increase is interest income on cash balances and equity income from investments.

The net loss of $1,530,000 or $0.02 per share for the six month period ended June 30, 2001 compares to a net loss of $179,000, or $nil per share for the six month period ended June 30, 2000. The weighted average number of common shares outstanding was substantially higher during the six month period ended June 30, 2001 than during the six month period ended June 30, 2000, due in large part to private placements in April, June and August 2000.

Three Month Period Ended June 30, 2001 Compared to Three Month Period Ended June 30, 2000

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

CanArgo recorded operating revenue of $2,964,000 during the three month period ended June 30, 2001 compared with $1,515,000 for the three month period ended June 30, 2000. The increase is due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products. In 2001, oil and gas sales revenue decreased as production was sold from Ninotsminda Oil Company to its affiliate, Georgian American Oil Refinery.

Ninotsminda Oil Company generated $870,000 of revenue in the three month period ended June 30, 2001. Its net share of the 101,230 barrels (1,112 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 60,380 barrels. An additional 10,200 barrels of oil were removed from storage and sold in the period. For the three month period ended June 30, 2000, Ninotsminda Oil Company's net share of the 117,655 barrels (1,293 barrels per day) of gross production was 60,200 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the second quarter of 2001 averaged $19.49 per barrel as compared with an average of $19.42 per barrel in the second quarter of 2000. Its net share of the 246,0000 mcf of gas delivered was 159,915 mcf at an average net sale price of $1.13 per mcf of gas. For the three month period ended June 30, 2000, Ninotsminda Oil Company's net share of the 238,000 mcf of gas delivered was 154,700 mcf at an average net sales price of $1.18 per mcf of gas.

Refining and marketing revenues for the three month period ended June 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In the second quarter of 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock and refined product. In April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia which removed or reduced excise taxes on feedstock and refined product. Refining operations did not recommence until June 2001.

CanArgo had no revenue from equipment rentals in the second quarter of 2001 compared to other revenue from equipment rentals of $169,000 for the three month period ended June 30, 2000.

The operating loss for the three month period ended June 30, 2001 amounted to $1,454,000 compared with an operating loss of $187,000 for the corresponding period in 2000. The increase in operating loss is attributable primarily to lower oil and gas revenue as a result of lower production, the sale of oil production to Georgian American Oil Refinery, an increase in Georgian American Oil Refinery's inventory levels following the recommencement of operations in June 2001 and significant increases in operating and corporate activity.

Lease operating expenses increased to $611,000 for the three month period ended June 30, 2001 as compared to $260,000 for the three month period ended June 30, 2000. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products and refinery operating expenses of $1,472,000 and $77,000 respectively for the three month period ended June 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products.

Direct project costs increased to $322,000 for the three month period ended June 30, 2001, from $247,000 for the three month period ended June 30, 2000, reflecting increased activity within Georgia and reestablishment of activity with respect to the licence Boryslaw Oil Company holds in the Stynawske field, Ukraine. Direct project costs are expected to further increase following the acquisition of Lateral Vector Resources Inc. See the discussion regarding the acquisition of LVR and projected activities on the Bugruvativske field under the six-month comparison of operating results set forth above.

General and administrative costs increased to $1,020,000 for the three month period ended June 30, 2001, from $392,000 for the three month period ended June 30, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000 and general and administrative costs of $184,600 related to refining and marketing activities.

The increase in depreciation, depletion and amortization expense to $917,000 from $804,000 for the three month period ended June 30, 2000 is attributable principally to depletion related to Ninotsminda field oil production and depreciation of drilling equipment.

The equity income from investments increased to $66,000 for the three month period ended June 30, 2001, from a loss of $69,000 for the three month period ended June 30, 2000 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company and the sale of Uentech International Corporation. Equity income from Boryslaw Oil Company was partially offset by expenses related to operation of the gas pipeline from Ninotsminda to the Gardabani power station.

CanArgo recorded net other income of $199,000 for the three months ended June 30, 2001, as compared to other income of $5,000 during the three months ended June 30, 2000. The principal reason for the increase is interest income on cash balances and equity income from investments.

The net loss of $1,203,000 or $0.02 per share for the three month period ended June 30, 2001 compares to a net loss of $280,000, or $0.01 per share for the three month period ended June 30, 2000. The weighted average number of common shares outstanding was substantially higher during the three month period ended June 30, 2001 than during the three month period ended June 30, 2000, due in large part to private placements in April, June and August 2000.

NEW ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria, which must be met, for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

CanArgo is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Based on present circumstances SFAS No. 141 and No. 142 would not have any material effect on CanArgo's financial statements.

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

CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects that CanArgo may pursue in Eastern Europe such as the Bugruvativske and Stynawske field projects, even though CanArgo may be the designated operator of the oil or gas field. In such circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from those of CanArgo, even if they generally share CanArgo's objectives. As a result of all of the foregoing, among other matters, the forward looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CanArgo principal exposure to market risk is due to changes in oil and gas prices and currency fluctuations. As indicated elsewhere in this Report, as a producer of oil and gas CanArgo is exposed to changes in oil and gas prices as well as changes in supply and demand which could affect its revenues. CanArgo does not engage in any commodity hedging activities. Due to the ready market for its production in the Republic of Georgia, CanArgo does not believe that any current exposures from this risk will materially affect CanArgo's financial position at this time, but there can be no assurance that changes in such market will not affect CanArgo adversely in the future. Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars. Accordingly, at present CanArgo does not believe that any exposure to the risk of fluctuations in currency values will materially affect CanArgo's financial position. There can be no assurance, however, that this continues into the future. CanArgo had no material interest in investments subject to market risk during the period covered by this report.

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2001, the Annual Meeting of Stockholders was held at the Felix Konferansesenter, Bryggetorget 3, Aker Brygge, Oslo, Norway for the following purposes; to elect four directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified, and to approve a proposal to amend the 1995 Long-Term Incentive Plan to increase the number of shares that may be issued thereunder from 4,000,000 to 7,500,000 shares, subject to a limit on the number of outstanding stock options and stock appreciation rights under the Plan to an amount that would not exceed 10% of the number of then outstanding shares of Common Stock. The matters were voted upon at the meeting, and the number of votes cast for, against or withheld, as to each matter, where applicable, are set forth below.

PROPOSAL                                        VOTES FOR       VOTES AGAINST      VOTES WITHHELD
--------                                        ---------       -------------      --------------
To elect Messrs. Roger Brittain, David
 Robson, Russell Hammond and Nils
 Trulsvik to the Board of Directors             64,297,344      -                  1,957,711

To ratify amendments to the Long Term
 Stock Incentive Plan                           15,734,221      2,821,626          1,876,798


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                            Management Contracts, Compensation Plans and
                            Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (+).

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

                            Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital

              2(2) of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

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


              10(26)        Production Sharing Contract between (1) Georgia and
                            (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K) (Incorporated herein by reference from December 31, 2000 Form 10-K).

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

              10(29) Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativsk Field. +

              21            List of Subsidiaries +

         (b)  Reports on Form 8-K:

         On July 5, 2001 CanArgo completed the acquisition of the remaining outstanding common shares of Lateral Vector Resources Inc. ("LVR") and LVR became a wholly owned subsidiary of CanArgo. LVR is an oil and gas company with activities principally in east Ukraine. According to publicly available information, LVR negotiated and concluded a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske Field (the "Field") in eastern Ukraine together with Ukrnafta. Under the terms of this JIPA, LVR have certain rights to incremental production from the Field, which CanArgo understands is currently producing oil, and is one of the larger oil fields in that area.

         On July 4, 2001, CanArgo announced that it closed a private placement of approximately 16 million shares of its common stock for net proceeds of approximately $6.8 million. Such proceeds will be used to replenish cash resources used to acquire LVR, to initiate development of its Ukrainian properties and for working capital purposes. Sundal Collier & Co ASA and Den norske Bank ASA, DnB Markets acted as placement agents for this transaction and received a success fee of 5.75% of the gross proceeds of NOK 68,245,500 (approximately US$ 7,280,000). The shares to be issued in connection with this placement were issued under Regulation S of the Securities Act of the United States and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States or to U.S. persons (as defined in such Regulation) absent registration or an applicable exemption from registration.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CANARGO ENERGY CORPORATION


Date: August 14, 2001                          By:  /s/ Anthony J. Potter
                                                    --------------------------
                                                    Anthony J. Potter
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


            Exhibit
              No.                      Description
            -------                    -----------

                            Management Contracts, Compensation Plans and
                            Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (+).

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

                            Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital

              2(2) of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

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


              10(26)        Production Sharing Contract between (1) Georgia and
                            (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K) (Incorporated herein by reference from December 31, 2000 Form 10-K).

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

              10(29) Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativsk Field. +

              21            List of Subsidiaries +