Form 10-Q
period 2001-09-30
CANARGO ENERGY CORP
filed 2001-11-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2001


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                          COMMISSION FILE NUMBER 0-9147
                                                 ------

                           CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                 91-0881481
----------------------------------------    ------------------------------------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     CanArgo Services (UK) Limited
      150 Buckingham Palace Road,
            London, England                               SW1W 9TR
----------------------------------------    ------------------------------------
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

                          Yes [ X ]            No [   ]
                              -----               -----

The number of shares of registrant's common stock outstanding on November 1, 2001 was 91,659,940. An additional 348,506 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

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


                           FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            Unaudited
                                                          -------------
                                                          SEPTEMBER 30,       December 31,
                                                              2001                2000
                                                          -------------       -------------
ASSETS
Cash and cash equivalents                                 $  10,579,754       $  28,627,013
Accounts receivable                                           2,862,129             786,570
Advances to operator                                          1,432,282           1,146,584
Inventory                                                     1,386,545             695,909
Other current assets                                            571,713             334,402
                                                          -------------       -------------
      Total current assets                                $  16,832,423       $  31,590,478

Capital assets                                               66,626,167          50,477,344
Investments in and advances to oil and gas and other
   ventures - net                                               801,793             696,374
                                                          -------------       -------------
TOTAL ASSETS                                              $  84,260,383       $  82,764,196
                                                          =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                          $   2,593,366       $   2,691,118
Advances from joint venture partner                                  --           5,888,573
China projects payables                                         700,940                  --
Bank loan                                                 $     460,220                  --
Accrued liabilities                                             172,393             323,936
                                                          -------------       -------------
      Total current liabilities                           $   3,926,919       $   8,903,627

Provision for future site restoration                            61,290              40,990

Minority interest in subsidiaries                             3,271,133           1,393,915

Stockholders' equity:
   Preferred stock, par value $0.10 per share                        --                  --
   Common stock, par value $0.10 per share                    9,200,845           7,595,069
   Capital in excess of par value                           144,057,517         139,071,031
   Accumulated deficit                                      (76,257,321)        (74,240,436)
                                                          -------------       -------------
      Total stockholders' equity                          $  77,001,041       $  72,425,664
                                                          -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  84,260,383       $  82,764,196
                                                          =============       =============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                  Unaudited Three Months Ended           Unaudited Nine Months Ended
                                                --------------------------------      --------------------------------
                                                SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                     2001               2000               2001               2000
                                                -------------      -------------      -------------      -------------
Operating Revenues:
   Oil and gas sales                             $  1,201,779       $  1,163,277       $  3,819,685       $  4,394,448
   Refining and marketing                           2,880,643                 --          6,824,176                 --
   Other                                                   --                 --                 --            364,900
                                                 ------------       ------------       ------------       ------------
                                                    4,082,422          1,163,277         10,643,861          4,759,348
                                                 ------------       ------------       ------------       ------------
Operating Expenses:
   Field operating expenses                           452,560            231,558          1,566,037            863,686
   Purchases of crude oil and products              1,621,447                 --          4,250,931                 --
   Refinery operating expenses                        649,908                 --            846,933                 --
   Direct project costs                               365,625            178,200            936,830            561,729
   General and administrative                       1,035,037            780,718          3,082,623          1,546,737
   Depreciation, depletion and amortization           656,520            761,000          2,758,832          2,640,080
                                                 ------------       ------------       ------------       ------------
                                                    4,781,097          1,951,476         13,442,186          5,612,232
                                                 ------------       ------------       ------------       ------------

OPERATING LOSS                                       (698,675)          (788,199)        (2,798,325)          (852,884)
                                                 ------------       ------------       ------------       ------------
Other Income (Expense):
   Interest, net                                      143,617            268,450            646,830            369,913
   Other                                              (11,008)           (37,980)             5,662            (37,706)
   Equity income (loss) from investments               45,431           (155,000)            74,292           (237,154)
                                                 ------------       ------------       ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                          178,040             75,470            726,784             95,053
                                                 ------------       ------------       ------------       ------------

NET LOSS BEFORE MINORITY INTEREST                    (520,635)          (712,729)        (2,071,541)          (757,831)

   Minority interest in income of
      consolidated                                     33,271                 --             54,656           (134,188)
                                                 ------------       ------------       ------------       ------------
NET LOSS AND COMPREHENSIVE LOSS                  $   (487,364)      $   (712,729)      $ (2,016,885)      $   (892,019)
                                                 ============       ============       ============       ============
   Weighted average number of
      common shares outstanding                    91,484,823         66,574,449         81,185,630         48,221,542
                                                 ------------       ------------       ------------       ------------

NET LOSS PER COMMON SHARE - BASIC                $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                 ------------       ------------       ------------       ------------

NET LOSS PER COMMON SHARE - DILUTED              $      (0.01)      $      (0.01)      $      (0.02)      $      (0.02)
                                                 ------------       ------------       ------------       ------------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Unaudited
                                                              --------------------------------
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2001               2000
                                                              -------------      -------------
Operating activities:
   Net loss                                                   $ (2,016,885)      $   (892,019)
   Depreciation, depletion and amortization                      2,758,832          2,640,080
   Issuance of common stock for services                                --            112,700
   Equity loss (income) from investments                           (74,292)           237,154
   Allowance for doubtful accounts                                 100,000                 --
   Minority interest in income of consolidated subsidiaries        (54,656)           134,188
   Changes in assets and liabilities:
      Accounts receivable                                       (1,909,043)          (186,090)
      Advances to operator                                        (285,698)        (1,063,972)
      Inventory                                                   (690,636)           (33,181)
      Other current assets                                        (225,456)            69,238
      Accounts payable                                          (1,527,021)          (259,426)
      China projects payables                                      700,940                 --
      Accrued liabilities                                         (423,938)           (71,141)
      Receipt (use of) advances from joint venture partner      (5,888,573)         5,200,334
                                                              ------------       ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES            (9,536,426)         5,887,865
                                                              ------------       ------------

Investing activities:
   Capital expenditures                                        (12,860,984)        (6,266,871)
   Acquisitions, net of cash acquired                           (4,044,973)                --
   Proceeds from disposition of investment                         125,000             13,408
   Investments in and advances to oil and gas and other
      ventures                                                    (589,232)          (580,467)
                                                              ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                          (17,370,189)        (6,833,930)
                                                              ------------       ------------

Financing Activities:
   Proceeds from sales of common stock                           7,235,337         32,928,728
   Share issue costs                                              (643,075)        (2,560,512)
   Advances from minority interest                               1,806,874            400,000
   Increase in bank loan                                           460,220                 --
                                                              ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        8,859,356         30,768,216
                                                              ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (18,047,259)        29,822,151
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  28,627,013          3,534,983
                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 10,579,754       $ 33,357,134
                                                              ============       ============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000 (UNAUDITED)

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

         Ultimate realization of the carrying value of CanArgo's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. This is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, CanArgo may not recover the carrying value of its oil and gas properties.

         CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo or that such financing if available will be on terms that are acceptable to or are deemed to be in the best interests of CanArgo, such entities or their respective stockholders or participants.

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


(4)      Acquisitions

         In April 2001, CanArgo acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. ("LVR") pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time CanArgo made its offer in March 2001, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity agreement in 1998 to develop the Bugruvativske Field in Eastern Ukraine. In July 2001, CanArgo completed the acquisition of the remaining outstanding common shares and LVR became a wholly owned subsidiary of CanArgo.

         Under purchase accounting, LVR's results have been included in CanArgo's consolidated financial statements since April 30, 2001 the date of the initial acquisition of the LVR shares. Including acquisition costs, total cash consideration paid was allocated to the net assets of LVR as follows:

         Cash                                                       $    52,618
         Other current assets                                           273,251
         Accounts payable and accrued liabilities                    (1,662,880)
         Capital assets (a)                                           4,956,984
         Minority interest                                                   --
                                                                     ----------
         Total cash consideration paid                              $ 3,619,973
                                                                     ==========

         (a) Includes $4,256,044 of unevaluated properties.


         In April 2001, CanArgo acquired the remaining 50% interest it did not own in CanArgo Power Corporation ("CanArgo Power") for cash consideration of $425,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. Under purchase accounting, CanArgo Power's results have been included in CanArgo's consolidated financial statements since the date of acquisition. Total cash consideration paid was allocated to the net assets of CanArgo Power as follows:

         Cash                                                         $     223
         Other current assets                                                69
         Accounts payable and accrued liabilities                       (33,733)
         Capital assets                                                 458,441
         Minority interest                                                   --
                                                                      ---------
         Total cash consideration paid                                $ 425,000
                                                                      =========

(5)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at September 30, 2001 and December 31, 2000 include the following:

                                               SEPTEMBER 30,                        DECEMBER 31,
                                                   2001                                 2000
                            --------------------------------------------------      ------------
                                                ACCUMULATED
                                               DEPRECIATION            NET               NET
                                                    AND              CAPITAL           CAPITAL
                                COST            IMPAIRMENT           ASSETS            ASSETS
                            ------------       ------------       ------------      ------------
OIL AND GAS PROPERTIES
  Proved properties         $ 38,633,110       $ (7,739,509)      $ 30,893,601      $ 22,702,703
  Unproved properties         17,328,613                 --         17,328,613        13,897,096
                            ------------       ------------       ------------      ------------
                              55,961,723         (7,739,509)        48,222,214        36,599,799

PROPERTY AND EQUIPMENT
  Oil and gas related
  equipment                   12,963,761         (3,395,576)         9,568,185         8,895,300

  Office furniture,
  fixtures and
  equipment and other          1,235,872           (693,378)           542,494           462,502
                            ------------       ------------       ------------      ------------
                              14,199,633         (4,088,954)        10,110,679         9,357,802

REFINING AND MARKETING         8,797,081           (503,807)         8,293,274         4,519,743
                            ------------       ------------       ------------      ------------
                            $ 78,958,437       $(12,332,270)      $ 66,626,167      $ 50,477,344
                            ============       ============       ============      ============

         Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, substantially all of which have been transported to the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.

(6)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at September 30, 2001 and December 31, 2000 is set out below:

                                                                                 SEPTEMBER 30,   DECEMBER 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES               2001            2000
                                                                                 ------------    ------------
         Ukraine - Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil Company                       $ 6,636,254     $ 6,086,254
         Republic of Georgia
            Through 50.0% effective ownership CanArgo Power Corporation                   --         676,583
         Republic of Georgia - Ninotsminda
            Through an effective 50% ownership of East Georgian Pipeline Co.         152,500          90,500
         Uentech International Corporation
            Through an effective 45% voting interest                                      --         304,943
         Other Investments                                                            75,001          75,001
                                                                                 -----------     -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
            AND OTHER VENTURES                                                   $ 6,863,755     $ 7,233,281
                                                                                 ===========     ===========

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                        (490,169)       (626,461)
         Republic of Georgia - CanArgo Power Corporation                                  --        (186,074)
         Republic of Georgia - East Georgian Pipeline Co.                           (112,000)        (50,000)
         Uentech International Corporation                                                --        (214,579)
                                                                                 -----------     -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
            AND OTHER VENTURES                                                   $  (602,169)    $(1,077,114)

         IMPAIRMENT - STYNAWSKE FIELD                                             (5,459,793)     (5,459,793)
                                                                                 -----------     -----------

         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
            AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                $   801,793     $   696,374
                                                                                 ===========     ===========

         In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non-voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. The transactions were approved by an independent committee of the Board of Directors.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(7)      Accrued Liabilities

         Accrued liabilities at September 30, 2001 and December 31, 2000 include the following:

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  2001                 2000
                                              ------------         ------------
         Professional fees                      $100,000             $175,000
         Office relocation                            --              126,666
         Other                                    72,393               22,270
                                                --------             --------
                                                $172,393             $323,936
                                                ========             ========


(8)      Stockholders' Equity

                                                COMMON STOCK
                                         -----------------------------
                                           SHARES                             ADDITIONAL                             TOTAL
                                         ISSUED AND                             PAID-IN         ACCUMULATED       STOCKHOLDERS'
                                          ISSUABLE          PAR VALUE           CAPITAL           DEFICIT            EQUITY
                                         ----------       ------------       ------------       ------------      -------------

TOTAL, DECEMBER 31, 2000                 75,950,681       $  7,595,069       $139,071,031       $(74,240,436)      $ 72,425,664

Less shares issuable at beginning
of period                                  (423,791)           (42,379)          (795,712)                --           (838,091)

Issuance of common stock upon
exchange of CanArgo Oil & Gas Inc.
Exchangeable Shares                          75,285              7,528            141,355                 --            148,883

Issuance of common stock pursuant
to July Private Placement                16,057,765          1,605,776          4,986,486                 --          6,592,262
Net income (loss)                                --                 --                 --         (2,016,885)        (2,016,885)
                                         ----------       ------------       ------------       ------------       ------------
BALANCE, SEPTEMBER 30, 2001              91,659,940       $  9,165,994       $143,403,160       $(76,257,321)      $ 76,311,833

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration            348,506             34,851            654,357                 --            689,208
                                         ----------       ------------       ------------       ------------       ------------
TOTAL, SEPTEMBER 30, 2001                92,008,446       $  9,200,845       $144,057,517       $(76,257,321)      $ 77,001,041
                                         ==========       ============       ============       ============       ============

(9)      Net Income (Loss) Per Common Share

         Basic and diluted net income (loss) per common share for the nine month periods ended September 30, 2001 and 2000 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the nine month periods ended September 30, 2001 and 2000 are 81,185,630 and 48,221,542 respectively. Options to purchase CanArgo's common stock were outstanding at September 30, 2001 but were not included in the computation of diluted net income
         (loss) per common share because the effect of such inclusion would have been anti-dilutive.


(10)     Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 2001, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. In December 2000, CanArgo announced that a preliminary development plan had been reached with the joint venture partner.

(11)     Segment Information

         For the nine month period ended September 30, 2000, CanArgo operated through one business segment, oil and gas exploration and production. In the fourth quarter of 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products.

         Operating revenues for the nine month periods ended September 30, 2001 and 2000 by geographical area were as follows:

                                                  SEPTEMBER 30,    September 30,
                                                      2001             2000
                                                  -------------    -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                         $ 4,726,230      $ 4,759,348

         REFINING AND MARKETING
            Eastern Europe                           6,824,176               --

         INTERSEGMENT ELIMINATIONS                    (906,545)              --
                                                   -----------      -----------
         TOTAL                                     $10,643,861      $ 4,759,348
                                                   ===========      ===========


         Operating income (loss) for the nine month periods ended September 30, 2001 and 2000 by geographical area was as follows:

                                                  SEPTEMBER 30,    September 30,
                                                      2001             2000
                                                  -------------    -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                         $   645,542      $   975,227

         REFINING AND MARKETING
            Eastern Europe                             (64,283)              --

         CORPORATE AND OTHER EXPENSES               (3,313,356)      (1,828,111)

         INTERSEGMENT ELIMINATIONS                     (66,228)              --
                                                   -----------      -----------
         TOTAL OPERATING INCOME (LOSS)             $(2,798,325)     $  (852,884)
                                                   ===========      ===========

         Net income (loss) before minority interest for the nine month periods ended September 30, 2001 and 2000 by geographic area was as follows:

                                                  SEPTEMBER 30,    September 30,
                                                      2001             2000
                                                  -------------    -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                         $   754,470      $   738,073

         REFINING AND MARKETING
            Eastern Europe                            (116,809)              --

         CORPORATE AND OTHER EXPENSES               (2,642,974)      (1,495,904)

         INTERSEGMENT ELIMINATIONS                     (66,228)              --
                                                   -----------      -----------
         NET INCOME (LOSS) BEFORE MINORITY
         INTEREST                                  $(2,071,541)     $  (757,831)
                                                   ===========      ===========


         Identifiable assets as of September 30, 2001 and December 31, 2000 by business segment and geographical area were as follows:

                                                  SEPTEMBER 30,    December 31,
                                                      2001             2000
                                                  -------------    -------------
         CORPORATE
            Eastern Europe                         $ 1,452,778      $   695,909
            Western Europe                          15,379,645       30,894,569
                                                   -----------      -----------
         TOTAL                                      16,832,423       31,590,478
                                                   -----------      -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                          57,949,764       45,957,601
            China                                      700,490               --
                                                   -----------      -----------
         TOTAL                                      58,250,254       45,957,601

         REFINING AND MARKETING
            Eastern Europe                           8,375,913        4,519,743

         OTHER ENERGY PROJECTS
            Eastern Europe                             801,793          696,374
                                                   -----------      -----------
         IDENTIFIABLE ASSETS - TOTAL               $84,260,383      $82,764,196
                                                   ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.


LIQUIDITY, CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

In July 2001, CanArgo closed a private placement of 16,057,765 new shares at NOK
4.25 per share (approximately US$0.45 per share) to certain institutions and qualified purchasers. Gross proceeds from the placement were some NOK 68 million (approximately US$7.2 million). After completion of the private placement, CanArgo had 92,008,446 common and Exchangeable shares issued and issuable. From the net proceeds, CanArgo was required to pay subscribers to the private placement a cash fee of 3.33% of the purchase price of their shares for each full 30 day period after closing until a registration statement registering such shares was declared effective by the Securities and Exchange Commission. The cash fee paid was 3.33% of the purchase price.

CanArgo's management believes that cash and cash equivalents at September 30, 2001 should be sufficient to cover CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia. Existing cash and cash equivalents at September 30, 2001, however, are not sufficient to adequately finance the acquisition and subsequent development of the Bugruvativske field in Eastern Ukraine. The July 2001 private placement of 16,057,765 new shares to certain institutions and qualified purchasers provided CanArgo with funds necessary to begin development of the Bugruvativske field, but both the Bugruvativske field and the Stynwaske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo and additional financing will be required to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own administrative and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Prior to the acquisition of Lateral Vector Resources Inc. ("LVR") CanArgo had directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. Immediate development plans are for the completion of wells N100 and M11, two deep exploration wells in the Republic of Georgia. Preparations for a third exploration well in the Norio block in the Republic of Georgia have also commenced and quantification of the reserve and production potential of discoveries in the Saramatian and Upper Eocene sequences continues.

In Ukraine, an assessment of both the Bugruvativske and Stynawske fields and preparation of a development program with Ukrnafta continues. Based on its efforts to date, CanArgo plans to significantly increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

While a considerable amount of infrastructure for the Ninotsminda, Bugruvativske and Stynawske fields has already been put in place, CanArgo cannot provide assurance that:

     o for the Bugruvativske and Stynawske fields, an adequate investment agreement and development plan can be put in place;

     o    funding of field development plans will be timely;

     o that development plans will be successfully completed or will increase production; or

     o that field operating revenues after completion of the development plan will exceed operating costs.

To pursue all of its existing projects and new opportunities, CanArgo will require additional capital. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions including those with major stockholders, investment bankers and other institutions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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


CHANGES IN FINANCIAL POSITION

As of September 30, 2001, CanArgo had working capital of $12,906,000, compared to working capital of $22,687,000 as of December 31, 2000. The $9,781,000 decrease in working capital from December 31, 2000 to September 30, 2001 is principally due to a reduction in cash as a result of the acquisition of LVR, capital and operating expenditures.

Cash and cash equivalents decreased from $28,627,000 at December 31, 2000 to $10,580,000 at September 30, 2001. The decrease was primarily due to the cost of a three-well exploration program currently underway at the Ninotsminda field, workovers, investment in refining and marketing activities and the acquisition of LVR.

Accounts receivable increased from $787,000 at December 31, 2000 to $2,862,000 at September 30, 2001. The increase is primarily a result of accounts receivable generated from oil, natural gas and refined product sales in 2001, remaining proceeds from the July private placement received subsequent to September 30, 2001 and $980,000 due from AES Gardabani relating to their contractual participation in a three well exploration in the Republic of Georgia.

Advances to operator increased from $1,147,000 at December 31, 2000 to $1,432,000 at September 30, 2001 as a result of advances to the operator of the Ninotsminda and Norio fields for future expenditures on behalf and at the direction of CanArgo.


Inventory increased from $696,000 at December 31, 2000 to $1,387,000 at September 30, 2001 primarily as result of the sale of oil by Ninotsminda Oil Company to Georgian American Oil Refinery. Crude oil and refined product inventory increased to provide the refinery feedstock to commence operations and re-establish its position in the domestic and regional market. In addition to crude oil and refined product inventory at Georgian American Oil Refinery, approximately 24,000 barrels of oil were held in storage by Ninotsminda Oil Company at September 30, 2001 for sale either to Georgian American Oil Refinery or the Georgian domestic, region or international market.


Capital assets, net increased from $50,477,000 at December 31, 2000 to $66,626,000 at September 30, 2001, primarily as a result of investment of $12,861,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field. Capital assets also increased as a result of construction of new petrol stations and the acquisition of LVR and CanArgo Power in April 2001. Included in oil and gas related equipment acquired as part of the acquisition of LVR is $701,000 with respect to oil and gas equipment located in China which CanArgo intends to either sell or apply against outstanding liabilities of LVR.

Investments in and advances to oil and gas and other ventures, net increased from $696,000 at December 31, 2000 to $802,000 at September 30, 2001. The
increase is primarily due to advances to Boryslaw Oil Company of $550,000 relating to a three well workover program currently underway on the Stynawske field, partially offset by the sale in April 2001 of CanArgo's investment in Uentech and the purchase of a 50% interest in CanArgo Power resulting in CanArgo Power becoming a wholly owned subsidiary of CanArgo.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. At September 30, 2001, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Accounts payable decreased to $2,593,000 at September 30, 2001 from $2,691,000 at December 31, 2000. China projects payables increased to $701,000 at September 30, 2001 from nil at December 31, 2000 due to liabilities related to a previous LVR project in China. To fund construction of new petrol stations in Georgia, a short term bank loan by CanArgo Standard Oil Products in Tbilisi, Georgia was drawn at an effective rate of 18% per annum. Accrued liabilities decreased to $172,000 at September 30, 2001 from $324,000 at December 31, 2000 as identified in note 7 to the unaudited consolidated financial statements.

Advances from joint venture partner decreased to nil at September 30, 2001 compared to $5,889,000 at December 31, 2000 as capital expenditures were incurred as part of a three well exploration program in the Republic of Georgia. Amounts due from the joint venture partner, AES, of $980,000 are included in accounts receivable.

Minority interest in subsidiaries increased to $3,271,000 at September 30, 2001 compared to $1,394,000 at December 31, 2000 following the expansion of CanArgo Standard Oil Products in Tbilisi, Georgia and related investment by CanArgo's partners in the venture. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture.


RESULTS OF OPERATIONS

Nine Month Period Ended September 30, 2001 Compared to Nine Month Period Ended September 30, 2000

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

CanArgo recorded operating revenue of $10,644,000 during the nine month period ended September 30, 2001 compared with $4,759,000 for the nine month period ended September 30, 2000. The increase is primarily due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products.

Ninotsminda Oil Company generated $3,820,000 of oil and gas revenue in the nine month period ended September 30, 2001. Its net share of the 323,000 barrels (1,183 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 193,689 barrels. An additional 14,800 barrels of oil were removed from storage and sold in the period. For the nine month period ended September 30, 2000, Ninotsminda Oil Company's net share of the 382,500 barrels (1,400 barrels per day) of gross production was 191,600 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first nine months of 2001 averaged $19.79 per barrel as compared with an average of $18.46 per barrel in the first nine months of 2000. Its net share of the 951,688 mcf of gas delivered was 618,600 mcf at an average net sale price of $1.14 per mcf of gas. For the nine month period ended September 30, 2000, Ninotsminda Oil Company's net share of the 1,379,000 mcf of gas delivered was 896,000 mcf at an average net sales price of $1.16 per mcf of gas.

Refining and marketing revenue for the nine month period ended September 30, 2001 relates to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In the first nine months of 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock and refined product. Although in April 2001 new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected technical difficulties which has effectively curtailed the production of gasoline. As a result, only nafta, diesel and mazut can currently be produced by the refinery and of these products, an excise tax on naptha sales remains in place. Due to these taxes, production of naptha is currently commercially uneconomic and hence refining activity has been suspended. CanArgo has initiated discussions with authorities in the Republic of Georgia to remove or reduce the excise tax to a level, which would support the recommencement of refining operations. While CanArgo believes from discussions to date that such changes are possible, no assurance can be given that any such changes will be made.

CanArgo had no revenue from equipment rentals in the first nine months of 2001 compared to other revenue from equipment rentals of $365,000 for the nine month period ended, September 30, 2000. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and are expected to continue through January 2002.

The operating loss for the nine month period ended September 30, 2001 amounted to $2,798,000 compared with an operating loss of $853,000 for the corresponding period in 2000. The increase in operating loss is attributable primarily to lower oil and gas revenue as a result of lower production and significant increases in operating and corporate activity.

Lease operating expenses increased to $1,566,000 for the nine month period ended September 30, 2001 as compared to $864,000 for the nine month period ended September 30, 2000. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products and refinery operating expenses of $4,251,000 and $847,000 respectively for the nine month period ended September 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products.

Direct project costs increased to $937,000 for the nine month period ended September 30, 2001, from $562,000 for the nine month period ended September 30, 2000, reflecting increased activity within Georgia and reestablishment of activity with respect to the license Boryslaw Oil Company holds in the Stynawske field, Ukraine. Direct project costs are expected to further increase following the acquisition of Lateral Vector Resources Inc. LVR negotiated and concluded a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in eastern Ukraine together with Ukrnafta. CanArgo believes that under the terms of this JIPA, LVR has certain rights to incremental production from the field. Ukrnafta and LVR are required under the terms of the JIPA to make a total initial contribution of $2 million prior to December 31, 2000. LVR's portion of the initial contribution was $960,000, which it failed to make. Furthermore, until such time as an investment agreement and valuation of the assets to be contributed by Ukrnafta is completed and accepted by LVR, LVR is not entitled to any of this production and any sharing of future production is to be determined after consideration of base oil. CanArgo is presently evaluating LVR's interest and obligations under the JIPA and information regarding the field, and is in discussions with Ukrnafta to resolve these and other open issues under the JIPA. There is no assurance as to whether such discussions will be successfully completed or, if completed, on what terms.

General and administrative costs increased to $3,083,000 for the nine month period ended September 30, 2001, from $1,547,000 for the nine month period ended September 30, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000 and general and administrative costs of $637,000 related to refining and marketing activities.

The increase in depreciation, depletion and amortization expense to $2,759,000 from $2,640,000 for the nine month period ended September 30, 2000 is attributable principally to higher capital costs related to Ninotsminda field oil production and depreciation of drilling equipment.

CanArgo recorded net other income of $727,000 for the nine months ended September 30, 2001, as compared to net other income of $95,000 during the nine months ended September 30, 2000. The principal reason for the increase is interest income on cash balances and equity income from investments.

The equity income from investments increased to $74,000 for the nine month period ended September 30, 2001, from a loss of $237,000 for the nine month period ended September 30, 2000 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company and the sale of Uentech International Corporation. Equity income from Boryslaw Oil Company was partially offset by expenses related to operation of the gas pipeline from Ninotsminda to the Gardabani power station and Rustavi industrial complex.

The net loss of $2,017,000 or $0.02 per share for the nine month period ended September 30, 2001 compares to a net loss of $892,000, or $0.02 per share for the nine month period ended September 30, 2000. The weighted average number of common shares outstanding was substantially higher during the nine month period ended September 30, 2001 than during the nine month period ended September 30, 2000, due in large part to private placements in April, June and August 2000 and July 2001.


Three Month Period Ended September 30, 2001 Compared to Three Month Period Ended September 30, 2000

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

CanArgo recorded operating revenue of $4,082,000 during the three month period ended September 30, 2001 compared with $1,163,000 for the three month period ended September 30, 2000. The increase is due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products. In the three month period ended September 30, 2001 no oil was sold from Ninotsminda Oil Company to its affiliate, Georgian American Oil Refinery.

Ninotsminda Oil Company generated $1,202,000 of revenue in the three month period ended September 30, 2001. Its net share of the 90,800 barrels (987 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 53,500 barrels. 2,200 barrels of oil were added to storage in the period. For the three month period ended September 30, 2000, Ninotsminda Oil Company's net share of the 126,053 barrels (1,370 barrels per day) of gross production was 65,000 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the third quarter of 2001 averaged $19.69 per barrel as compared with an average of $19.88 per barrel in the third quarter of 2000. Its net share of the 259,006 mcf of gas delivered was 168,354 mcf at an average net sale price of $1.13 per mcf of gas. For the three month period ended September 30, 2000, Ninotsminda Oil Company's net share of the 588,303 mcf of gas delivered was 382,397 mcf at an average net sales price of $1.18 per mcf of gas.

Refining and marketing revenues for the three month period ended September 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In the third quarter of 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock and refined product. Although in April 2001 new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product the refinery has since experienced unexpected technical difficulties which has effectively curtailed the production of gasoline. As a result, only nafta, diesel and mazut can currently be produced by the refinery and of these products, an excise tax on naptha sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, production of naptha is currently commercially uneconomic and hence refining activity has been suspended.

The operating loss for the three month period ended September 30, 2001 amounted to $699,000 compared with an operating loss of $788,000 for the corresponding period in 2000. The decrease in operating loss is attributable primarily to refining and marketing sales partially offset by increases in operating and corporate activity.

Lease operating expenses increased to $453,000 for the three month period ended September 30, 2001 as compared to $231,000 for the three month period ended September 30, 2000. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products and refinery operating expenses of $1,621,000 and $650,000 respectively for the three month period ended September 30, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products.

Direct project costs increased to $366,000 for the three month period ended September 30, 2001, from $178,000 for the three month period ended September 30, 2000, reflecting increased activity within Georgia and reestablishment of activity with respect to the licence Boryslaw Oil Company holds in the Stynawske field, Ukraine. Direct project costs are expected to further increase following the acquisition of Lateral Vector Resources Inc. See the discussion regarding the acquisition of LVR and projected activities on the Bugruvativske field under the nine-month comparison of operating results set forth above.

General and administrative costs increased to $1,035,000 for the three month period ended September 30, 2001, from $781,000 for the three month period ended September 30, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000 and general and administrative costs of $262,000 related to refining and marketing activities.

The decrease in depreciation, depletion and amortization expense to $657,000 from $761,000 for the three month period ended September 30, 2000 is attributable principally to lower production from the Ninotsminda oil field.

CanArgo recorded net interest income of $144,000 for the three months ended September 30, 2001, as compared to other income of $268,000 during the three months ended September 30, 2000 as a result of lower cash balances in 2001.

Equity income from investments increased to $45,000 for the three month period ended September 30, 2001, from a loss of $155,000 for the three month period ended September 30, 2000 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company and the sale of Uentech International Corporation. Equity income from Boryslaw Oil Company was partially offset by expenses related to operation of the gas pipeline from Ninotsminda to the Gardabani power station.

The net loss of $487,000 or $0.01 per share for the three month period ended September 30, 2001 compares to a net loss of $713,000, or $0.01 per share for the three month period ended September 30, 2000. The weighted average number of common shares outstanding was substantially higher during the three month period ended September 30, 2001 than during the three month period ended September 30, 2000, due in large part to private placements in April, June and August 2000 and July 2001.


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

Production estimates are subject to revision as prices and costs change. Production, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions including recent political events in the Republic of Georgia could affect CanArgo's ability to proceed with or to effectively operate projects in various foreign countries. In addition, we are unable to predict the effects, if any, of the September 11, 2001 terrorist attacks in the United States and their related aftermath on the markets in which we operate.

Demands by or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CanArgo's principal exposure to market risk is due to changes in oil and gas prices and currency fluctuations. As indicated elsewhere in this Report, as a producer of oil and gas CanArgo is exposed to changes in oil and gas prices as well as changes in supply and demand which could affect its revenues. CanArgo does not engage in any commodity hedging activities. Due to the ready market for its production in the Republic of Georgia, CanArgo does not believe that any current exposures from this risk will materially affect CanArgo's financial position at this time, but there can be no assurance that changes in such market will not affect CanArgo adversely in the future. Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars. Accordingly, at present CanArgo does not believe that any exposure to the risk of fluctuations in currency values will materially affect CanArgo's financial position. There can be no assurance, however, that this continues into the future.

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

         10(27) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000relating to the purchase of 9.35% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(28) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000, related to the purchase of 28.7% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(29) Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativsk Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

         21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)




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

                                         CANARGO ENERGY CORPORATION

Date: November 14, 2001                  By: /s/Anthony J. Potter
                                             -----------------------------------
                                             Anthony J. Potter
                                             Chief Financial Officer