Form 10-K405
period 2001-12-31
CANARGO ENERGY CORP
filed 2002-03-19
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                -----------------

                                       OR

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common equity held by non-affiliates of the registrant, as of February 28, 2002, was $27,179,762.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 97,070,580 shares outstanding as of February 28, 2002. An additional 147,866 shares of Common Stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

PART III-- None

                                     PART I

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business -- Risks Associated with CanArgo's Oil and Gas Activities", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

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

CanArgo initially operated as an oil and gas exploration and production company. It altered its principal focus to the application of electrically enhanced heavy oil recovery technology in 1988, and that focus continued through 1994. In early 1995, CanArgo shifted its principal activities to acquiring and developing interests in Eastern European oil and gas properties. From 1995 to 1997 CanArgo, then known as Fountain Oil Incorporated, established significant ownership interests in four Eastern European oil and gas development projects. As a result of disappointing results and other negative indications, CanArgo during the fourth quarter of 1997 wrote-off its entire investment in three of those four projects and began to actively seek a business combination or similar transaction with another oil and gas company.

As a result of this effort, CanArgo then known as Fountain Oil Incorporated entered into a business combination with CanArgo Oil & Gas Inc. Upon completion of the business combination in July 1998, CanArgo Oil & Gas Inc. became a subsidiary of CanArgo, the management of CanArgo Oil & Gas Inc. assumed the senior management positions in CanArgo, and CanArgo changed its name from Fountain Oil Incorporated to CanArgo Energy Corporation. At the time of the business combination, the principal operations and assets of CanArgo Oil & Gas Inc. were associated with the Ninotsminda oil field in the Republic of Georgia. Since completion of the business combination, a large portion of CanArgo's resources have been focused on the development of the producing areas of the Ninotsminda field and its Georgian exploration programme and in 1999, CanArgo wrote-down the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination.

To increase efficiency within the company's current structure and to better position the company for future growth, CanArgo announced in November 2001 plans to recommend to its shareholders a move of the company's domicile from the United States to Europe. These plans continue to progress and will be subject to shareholder, regulatory, tax and all other related approvals and rulings as applicable. Further information will be provided to shareholders once a formal plan is completed.

CanArgo's principal activities are oil and gas exploration, development and production of oil and gas. CanArgo also engages in oil and gas marketing and refining activities in Georgia. Segment and geographical information including revenue from external customers, operating profit (loss) and total assets is incorporated herein by reference from note 15 to the consolidated financial statements.

EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

In Georgia CanArgo's exploration, development and production activities are carried out under three production sharing arrangements (PSC's), these being the Ninotsminda, Manavi and West Rustavi Production Sharing Contract,the Nazvrevi and Block XIII Production Sharing Contract in which CanArgo owns a 100% interest through its subsidiary CanArgo (Nazrevi ) Limited , and the Norio (Block XIc) and North Kumisi Production Sharing Agreement which CanArgo entered into through its subsidiary CanArgo Norio Limited. In November and December 2000 respectively, CanArgo expanded this activity with the acquisition of a controlling interest in a refinery and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. Despite this investment, however, CanArgo continues to direct most of its efforts and resources to the development of the exploration programme and the Ninotsminda field.

CanArgo also has additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine and owns interests in other Eastern European oil and gas projects. In Ukraine, CanArgo's activities are focused on the further development of the Stynawske oilfield, through the Boryslaw Oil Company joint venture, and the Bugruvativske oilfield, through the Joint Investment Production Activity (JIPA) agreement. CanArgo's principal product is crude oil, and the sale of crude oil and crude oil products is its principal source of revenue.

NINOTSMINDA OIL FIELD

Since completion of the business combination with CanArgo Oil & Gas Inc., CanArgo's resources have, through its wholly owned subsidiary Ninotsminda Oil Company, been focused on the development of the Ninotsminda oil field and some associated activities. The Ninotsminda oil field covers some 10 square kilometres and is located 40 kilometres north east of the Georgian capital, Tbilisi. It is adjacent to and east of the Samgori oil field, which was Georgia's most productive oil field. The Ninotsminda field was discovered later than the Samgori field and has experienced substantially less development activity. The state oil company, Georgian Oil, and others including Ninotsminda Oil Company have drilled seventeen wells in the Ninotsminda field, of which thirteen are currently classified as producing.

CanArgo believes the field license to have significant exploration potential, and has invested substantial funds in an exploration programme.

BUSINESS STRUCTURE

CanArgo's activities at the Ninotsminda oil field are conducted through Ninotsminda Oil Company. In May 2000, CanArgo Energy Corporation reached an agreement with JKX Oil & Gas plc to acquire its 21.2% interest in Ninotsminda Oil Company for a direct equity interest in CanArgo. In July 2000, this transaction was completed and Ninotsminda Oil Company became a wholly owned subsidiary of CanArgo. In November 1999, CanArgo had increased its percentage ownership of Ninotsminda Oil Company from 68.5% to 78.8% when JKX Oil & Gas plc chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company capital.

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

Under the production sharing contract, Georgian Oil had a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

o        740 barrels of oil per day during 1998
o        542 barrels of oil per day during 1999;
o        280 barrels of oil per day during 2000;
o        93 barrels of oil per day during 2001; and
o        none thereafter.

Of the remaining production, up to 50% will be allocated to Ninotsminda Oil Company for the recovery of the cumulative allowable capital, operating and other project costs associated with the Ninotsminda field, which Ninotsminda Oil Company initially pays. The balance of production is allocated on a 70/30 basis between Georgian Oil and Ninotsminda Oil Company respectively. Thus while Ninotsminda Oil Company continues to have unrecovered costs, it will receive 65% of production in excess of the oil allocated to Georgian Oil on a priority. After recovery of its cumulative capital, operating and other allowable project costs, Ninotsminda Oil Company will receive 30% of production after Georgian Oil's priority allocation. The allocation of a share of production to Georgian Oil relieves Ninotsminda Oil Company of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Georgian Oil and Ninotsminda Oil Company take their respective shares of production in kind, and they market their oil independently.

Pursuant to the terms of CanArgo's PSC's in Georgia, including the Ninotsminda, Manavi and West Rustavi production sharing contract, a Georgian not-for-profit company must be appointed as field operator. Currently there are three such field operating companies, relating to CanArgo's three PSC's: Georgian British Oil Company Ninotsminda, Georgian British Oil Company Nazvrevi and Georgian British Oil Company Norio, each of which is 50% owned by a company within the CanArgo group with the remainder owned by Georgian Oil. The Ninotsminda operating entity, Georgian British Oil Company Ninotsminda, is 50% owned by Ninotsminda Oil Company. The second operating entity, Georgian British Oil Company Nazvrevi, is 50% owned CanArgo (Nazvrevi) Ltd. The third operating entity, Georgian British Oil Company Norio, is 50% owned by CanArgo Norio Ltd. The field operator provides the operating personnel and is responsible for day-to-day operations. CanArgo or a company within the CanArgo group pays the operating company's expenses associated with the development of the fields, and the operating company performs on a non-profit basis. Georgian British Oil Company Ninotsminda currently has 114 full time employees, and substantially all of its activities relate to the development of the Ninotsminda field. The use of such Georgian companies as field operator gives CanArgo less control of operations than it might have if it were conducting operations directly, although CanArgo has board control of these field operating companies.

Ninotsminda field operations are determined by a governing body composed of members designated by Georgian Oil and Ninotsminda Oil Company, with the deciding vote on field development issues allocated to Ninotsminda Oil Company. If Georgian Oil believes that action proposed by Ninotsminda Oil Company with which Georgian Oil disagrees would result in permanent damage to a field or reservoir or in a material reduction in production over the life of a field or reservoir, it may refer the disagreement to a western independent expert for binding resolution. Since CanArgo acquired its interest in Ninotsminda Oil Company, there has been no such disagreement. Similar procedures apply to CanArgo's other two Georgian PSC's.

NINOTSMINDA FIELD DEVELOPMENT

When Ninotsminda Oil Company assumed developmental responsibility for the Ninotsminda field in 1996, production was minimal. CanArgo believed that the development and productivity of the Ninotsminda field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of non-optimal technology.

Ninotsminda Oil Company's initial approach to Ninotsminda field development was to produce oil from one zone, the Middle Eocene. This development included rehabilitating and adding perforations to existing wells, obtaining additional seismic data and an active, but limited drilling programme. The first well in this programme was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day but is currently shut-in. A second well was completed in October 1998 and has been producing at the rate of 160 barrels of oil per day.

A third oil exploration well commenced in October 1998 but was suspended in December 1998 at a depth of 700 meters as a result of undependable electrical supply. Drilling of this well recommenced in July 2000 as a potential gas exploration well but in October 2000, CanArgo announced that for mechanical reasons, the well could not be completed to the Cretaceous as originally planned but rather would be tested in the newly discovered Sarmatian sequence. While some work has been undertaken to identify the reserve and production potential of this and a previously identified Upper Eocene zone from which oil has been produced from one well, further work is required. Such information may, however, also open up new potential in the upper sequences of other areas currently under license in Georgia. See "Other Georgian Licenses".

While most of the exploration and development of the Ninotsminda field prior to 2000 focused on oil, a gas cap was known to exist above the principal producing zone. In December 1999, Ninotsminda Oil Company began commercial production of this gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a one year gas contract with AES - Telasi, a subsidiary of AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi had agreed to purchase all the gas produced by Ninotsminda Oil Company in priority to all other suppliers with no maximum or minimum volume. AES continued to purchase gas from Ninotsminda Oil Company on similar contractual terms during 2000 and into 2001.

With increases in demand for indigenous natural gas production in Georgia, in 2001 Ninotsminda Oil Company commenced the first and second wells of a three-well exploration programme to explore and determine the future development potential of gas prospects in the Ninotsminda field. In January 2002, the first of these wells, N100, reached target depth and is currently undergoing testing to determine if hydrocarbons are present in the well and if present, the possible extent of the hydrocarbons. The second well in the exploration programme was spudded in June 2001 is currently at a depth of 3436 meters.

The gas exploration programme was initiated under a binding Participation Agreement with AES Gardabani dated July 19, 2000 relating to the exploration and potential future development of Sub Middle Eocene gas prospects on CanArgo's Ninotsminda production sharing contract in Georgia. Under the agreement, AES Gardabani was to earn a 50% interest in identified prospects at the Sub Middle Eocene stratigraphic level by funding two thirds of the cost of a three-well exploration programme. Under terms of the Participation Agreement, the exploration was and continues to be implemented by CanArgo's existing operations unit in Georgia. However, prior to completion of the exploration programme as defined in the Participation Agreement, AES indicated in January 2002 that it wished to withdraw from the Participation Agreement in order to focus on its core business. Agreement was subsequently reached pending completion of formal legal documentation to terminate the Participation Agreement without AES earning any rights to any of the Ninotsminda field reservoirs. If gas from the Sub Middle Eocene is discovered and produced, AES would be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, their funding under the Participation Agreement. AES would also have an option to enter into a five year take or pay gas sales agreement for a quantity up to 200 million cubic meters per year at an initial contract price of $46.00 per one thousand cubic meters. Gas purchased by AES would likely to be supplied to the Gardabani thermal power plant.

CanArgo has not yet fully evaluated the reserves and economics of production from the upper oil zones, the gas cap or from potential hydrocarbon zones below the Middle Eocene. To fully evaluate these zones, further seismic, technical interpretation and drilling will be required. Drilling sites tentatively selected by Ninotsminda Oil Company must be approved by Georgian regulatory authorities before drilling may commence. With respect to gas production, no gas supply contracts currently exist for production directly from the gas cap. Further, production from the gas cap can both aid and hinder the production of crude oil, and any evaluation as to the feasibility of sustained production from the gas cap would have to take into consideration the expected impact of natural gas production on the production of crude oil.

Gas currently produced from the Middle Eocene and upper zones is subject to market conditions and environmental constraints within Georgia and the ability of Ninotsminda Oil Company to arrange short term gas supply agreements as required.

OTHER FIELDS AND PROSPECTS UNDER NINOTSMINDA PRODUCTION SHARING CONTRACT

In addition to the Ninotsminda field, Ninotsminda Oil Company has under the 1996 production sharing contract rights to one other field, West Rustavi, and one currently identified prospect, Manavi. As well as the producing Middle Eocene horizon at Ninotsminda, the West Rustavi field has additional prospective horizons at the Cretaceous/Paleocene levels.

The West Rustavi field is located some 40km southeast of Ninotsminda. Ten wells were drilled by Georgian Oil in the West Rustavi field area, two of which produced oil. One of the ten wells was drilled to the deeper Cretaceous/Paleocene horizon. This well was tested and produced 1 million cubic feet of gas and 3,500 barrels of water per day. Further geo-technical work is required on this horizon to determine its prospectivity.

The second well in the planned three-well Cretaceous drilling programme is being drilled on the Manavi prospect located east of the Ninotsminda field. The well was located on the Manavi prospect based on seismic data regarding the Manavi prospect obtained by Ninotsminda Oil Company from work it commissioned and earlier efforts by Georgian Oil. A previous attempt by Georgian Oil to drill in the Manavi prospect was abandoned due to technical problems.

Seismic and well data are currently being interpreted to identify further prospects in the Ninotsminda area at several different stratigraphic levels.

OIL AND GAS PRODUCTION

Production History

The Ninotsminda field was discovered and initial development began in 1979. CanArgo is currently producing from the Ninotsminda field approximately 1,324 barrels of oil equivalent (BOE) per day, comprising approximately 1,039 barrels of oil per day and 285 BOE of gas per day (1 BOE = 6,000 cubic feet = 170 (m3) gas) from five wells. Gross production from the Ninotsminda field for the past three years was as follows:

                           YEAR ENDED
                          DECEMBER 31,        OIL - GROSS BARRELS
                          ------------        -------------------
                             2001                    413,724
                             2000                    478,999
                             1999                    415,390

Productive Wells and Acreage

The following table summarizes as of December 31, 2001 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company.

                                                   GROSS                                   NET
                                      -----------------------------          -----------------------------
                                      NUMBER OF WELLS       ACREAGE          NUMBER OF WELLS       ACREAGE
                                      -----------------------------          -----------------------------
          Ninotsminda field                  13              2,500                 13               2,500

On December 31, 2001, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one gross well on the West Rustavi field which was shut-in at that date.

Reserves

The following table summarizes net hydrocarbon reserves for the Ninotsminda field. This information is derived from a report dated as of January 1, 2002 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.

                                              OIL RESERVES --         PSC ENTITLEMENT
         MILLION BARRELS                           GROSS                VOLUMES (1)
                                              --------------          ---------------
         Proved  Developed                          4.0                     2.9
         Proved Undeveloped                         1.1                     0.8
                                              --------------          ---------------
         TOTAL PROVEN                               5.1                     3.7
                                              ==============          ===============

                                              GAS RESERVES --         PSC ENTITLEMENT
         BILLION CUBIC FEET                        GROSS                VOLUMES (1)
                                              --------------          ---------------
         Proved  Developed                         12.9                     3.9
         Proved Undeveloped                         3.9                     1.1
                                              --------------          ---------------
         TOTAL PROVEN                              16.8                     5.0
                                              ==============          ===============

            (1) PSC Entitlement Volumes attributed to CanArgo using the
                "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit. For PSC Entitlement Volume calculations only, only oil volumes have been assumed to be used to recover cumulative capital and operating costs.

Proved reserves are those reserves estimated as recoverable under current technology and existing economic conditions from that portion of a reservoir which can be reasonably evaluated as economically productive on the basis of analysis of drilling, geological, geophysical and engineering data, including the reserves to be obtained by enhanced recovery processes demonstrated to be economically and technically successful in the subject reservoir. Proved reserves include proved producing reserves, proved non-producing reserves and proved undeveloped reserves.

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

Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. In addition, because the amount and timing of cost recovery is a function of oil and gas prices, changes in these prices can significantly increase or decrease reserves attributable to CanArgo's economic interest. The oil and gas price used in the report by Ashton Jenkins Mann as of January 1, 2002 was $15.08 per barrel and $1.13 per mcf respectively. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report. However, different petroleum engineers may arrive at differing results based upon the same data.

No independent reserves have been assessed for the West Rustavi field, and independent reserve estimates for other properties are described in the appropriate part of the text in this document.

PROCESSING, SALES AND CUSTOMERS

Georgian Oil built a considerable amount of infrastructure in and adjacent to the Ninotsminda field prior to entering into the production sharing contract with Ninotsminda Oil Company. That infrastructure, including initial processing equipment, is now used by Ninotsminda Oil Company.

The mixed oil, gas and water fluid produced from the Ninotsminda field wells flows into a two-phase separator located at the Ninotsminda field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometres in a pipeline to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is piped 34 kilometres to Rustavi where it is delivered to the Gardabani thermal power plant or other industrial consumers.

At Sartichala, the water is separated from the oil. Ninotsminda Oil Company then sells oil in this state to buyers at Sartichala for local consumption or transfers it by pipeline 20 kilometres to a railhead at Gatchiani primarily for export sales. At the railhead, the oil is loaded into railcars for transport to the Black Sea port of Batumi, Georgia, where oil can be loaded onto tankers for international shipment. Buyers transport the oil at their own risk and cost from the delivery points.

Ninotsminda Oil Company sells its oil directly to local and international buyers. In 2001, Ninotsminda Oil Company sold its oil production to three customers.


                                 CUSTOMER                            PERCENT OF OIL REVENUE
                        ----------------------------------           ----------------------
                        Caspian Trading                                      63.8%
                        Georgian American Oil refinery (1)                   23.5%
                        MS                                                   12.7%

In 2000, Ninotsminda Oil Company sold its oil production to three customers.

                                 CUSTOMER                            PERCENT OF OIL REVENUE
                        ----------------------------------           ----------------------
                        Georgian American Oil Refinery (1)                   54.4%
                        MS                                                   31.4%
                        Caspian Trading                                      14.2%

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

(1)      51% owned by CanArgo effective November 2000

Sales to both the domestic and international markets are based on the average of a number of quotations for dated Brent Mediterranean with an appropriate discount for transportation and other charges. Sales in 2001 were at an average discount of $6.29 to Brent, although this discount has been reduced to $4.41 in recent sales.

Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

o     global changes in the supply and demand for oil and natural gas;
o     actions ofthe Organization of Petroleum Exporting Countries
o     weather conditions;
o     domestic and foreign governmental regulations;
o     the price and availability of alternative fuels;
o     political conditions in the Middle East and elsewhere; and
o     overall economic conditions.

OTHER GEORGIAN LICENSES

Nazvrevi/Block XIII

In February 1998, CanArgo entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi and Block XIII areas of East Georgia, a 2,008 square kilometre exploration area adjacent to the Ninotsminda and West Rustavi fields and containing existing infrastructure. The agreement extends for twenty-five years. CanArgo is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing in 2003.

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

The first phase of the preliminary work programme under the Nazvrevi/Block XIII production sharing agreement involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies continue to be interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic programme was approximately $1.5 million, and met the minimum obligatory work commitment under the contract. The second phase of the preliminary work programme under the Nazvrevi/Block XIII production sharing contract involves the drilling of one well, unless CanArgo decides to terminate the contract.

Norio (Block XI(c)) and North Kumisi Blocks

In December 2000, CanArgo entered into a third PSC with the State of Georgia represented by Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. This agreement covers the Norio and North Kumisi blocks of East Georgia, a 1,542 square kilometre exploration area adjacent to the Ninotsminda, West Rustavi and Samgori fields. There are two existing oil fields on the Norio block, Norio and Satskhenisi which are relatively shallow fields and which have produced oil from the Miocene and Sarmatian sequences. The commercial terms of the production sharing agreement are similar to those of the Nazvrevi/Block XIII production sharing contract with the exception that after all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 60/40 basis between Georgian Oil and CanArgo respectively. CanArgo currently owns a 50% controlling interest in CanArgo Norio Limited with the remainder held by Georgian and other private investors.

The first phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies have and will continue to be interpreted. In addition to the existing upper sequences, the potential of the blocks to produce from the Middle Eocene, Cretaceous and Upper Eocene are being assessed. The cost of the seismic programme was approximately $1.5 million.

The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement is currently underway with the commencement in January 2002 of the first exploration well at an estimated cost of up to $4.2 million of which CanArgo's estimated share of costs is $3.0 million. CanArgo anticipates increasing its interest to over 60% in CanArgo Norio Limited through an increased level of funding of this well. This well completes the minimum work programme for the production sharing agreement. Other attractive prospects have also been identified on the blocks.

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

The two shallow oilfields on the block (Norio and Satskhenisi) are currently producing small amounts of oil. These oilfields are currently being operated by Georgian Oil under permission from CanArgo, the licence holder.Georgian Oil takes the production from these fields as full payment for any costs. CanArgo is currently reviewing the potential for economic rehabilitation of these small fields, and if CanArgo wishes to proceed it could take over field operations and production forthwith.

REFINING, MARKETING AND OTHER ACTIVITIES

CanArgo also engages in oil and gas marketing, refining and other activities in Georgia. Segment and geographical information including revenue from external customers, operating profit (loss) and total assets is incorporated herein by reference from note 15 to the consolidated financial statements.

Georgian American Oil Refinery

In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in Georgian American Oil Refinery, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of Georgian American Oil Refinery for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo holds 51% of the common stock of Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

The refinery, which utilizes primarily refurbished American equipment, began operations in July 1998 and has a design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it produces naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

For much of 2001 and to date, the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product stability difficulties which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products excluding high octane gasoline. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce "normal" grade gasoline for the local market.

In January 2002, GAOR entered into an agreement to lease the refinery for a nominal amount for 90 days to a third party in Georgia who intends to sell refined product from the refinery to an unrelated company that holds a reforming unit in Georgia. Should the test of the new reforming unit be successful, then further sales or other business arrangement between the two corporate entities may be sought, however, no assurance can be given that the test will be successful or that sales or a business arrangement could be reached on terms satisfactory to GAOR or its shareholders, including CanArgo. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million.

In 2001, Ninotsminda Oil Company sold approximately 49,055 barrels of oil to the refinery and in 2000 sold 136,400 barrels of oil to the refinery.

CanArgo Standard Oil Products

In December 2000, CanArgo expanded its downstream retail business in Georgia through an agreement to acquire an interest in several existing petrol stations and sites in Tbilisi. These stations and sites, together with several existing CanArgo stations, operate under the name "CanArgo Standard Oil Products", a Georgian company in which CanArgo owns a 50% controlling interest.

CanArgo originally moved into the retail gasoline sector in Georgia in April 2000 with the formation of CanArgo Standard Oil Products. The original objective of CanArgo was to create a premium chain of petroleum product outlets. In February 2002, CanArgo Standard Oil Products had 14 sites in operation with five further sites under construction. CanArgo Standard Oil Products has a total of 23 licences/sites in its portfolio and expects to have all locations in operation by the end of 2002.

CanArgo Standard Oil Products sells several different grades of petrol to a broad range of corporate and retail customers. No one customer purchasers more than 10% of total sales.

Drilling Rigs and Associated Equipment

CanArgo owns several items of drilling equipment, and other related machinery which are primarily for use in its Georgian operations. These include three drilling rigs, pumping equipment and ancillary machinery. In addition CanArgo owns a mobile 3 megawatt duel fuel power plant. The rigs and related equipment are being used in CanArgo's Georgian operations, and have also been leased out to other operators on a service basis.

OTHER EASTERN EUROPEAN PROJECTS

Stynawske Field, Western Region, Ukraine

In November 1996, CanArgo entered into a joint venture arrangement with the Ukrainian state oil company, Ukrnafta, for the development of the 24 square kilometre Stynawske field, located in Western Ukraine near the town of Stryv. CanArgo has a 45% interest in Boryslaw Oil Company, the joint venture entity, with Ukrnafta holding the remaining 55% interest. Ukrnafta retains rights to base production, representing a projection of what the Stynawske field would produce in the future, based on the physical plant and technical processes in use at the time of license grant, on a declining basis through 2001. The joint venture will be entitled to all incremental production above that declining base.

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

In December 2000, CanArgo reached agreement with Ukrnafta on certain commercial arrangements and for the transfer of field operations to Boryslaw Oil Company. To commence a three well workover programme (the Pilot Development Scheme), a $500,000 credit facility was established for Boryslaw Oil Company in 2001 and $550,000 advanced as a deposit against the facility. Workovers of two of the three wells in the workover programme commenced in 2001 and the results of these workovers is currently being assessed prior to a decision to proceed with a larger field development programme. At present, certain obligations must be met by June 2002 in order for Boryslaw Oil Company to retain the field licence including the drilling of one new well. CanArgo is currently seeking an extension to the licence to allow a proper assessment of the workovers and development plans. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if an extension to the current licence cannot be obtained, it may be in breach of obligations it has with regard to the field license. This could place Boryslaw Oil Company's rights to the Stynawske field at risk and substantially reduce Boryslaw Oil Company's ability to repay amounts advanced to it by CanArgo under the credit facility and deposit.

The following table summarizes net hydrocarbon reserves for the Pilot Development Scheme for the Stynawske field. This information is derived from a report as of January 1, 2002 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.


                                                OIL RESERVES -           CANARGO SHARE
         MILLION BARRELS                            GROSS                     (45%)
                                                --------------           -------------
         Proved  Developed                           0.7                       0.3
         Proved Undeveloped                            -                         -
                                                --------------           -------------
         TOTAL PROVEN                                0.7                       0.3
                                                ==============           =============


                                                GAS RESERVES -           CANARGO SHARE
         BILLION CUBIC FEET                         GROSS                     (45%)
                                                --------------           -------------
         Proved  Developed                           4.1                       1.8
         Proved Undeveloped                            -                         -
                                                --------------           -------------
         TOTAL PROVEN                                4.1                       1.8
                                                ==============           =============

For information as to the definition of proved, proved producing and proved undeveloped reserves, see the description of Ninotsminda reserves.

Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. In addition, because the amount and timing of cost recovery is a function of oil and gas prices, changes in these prices can significantly increase or decrease reserves attributable to CanArgo's economic interest. The oil and gas price used in the report by Ashton Jenkins Mann as of January 1, 2002 was $21.50 per barrel and $0.57 per mcf respectively. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2001, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

Bugruvativske Field, Ukraine

In April 2001, CanArgo acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. ("LVR") pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time CanArgo made its offer in March 2001, LVR negotiated and concluded with Ukrnafta a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske Field in Eastern Ukraine. In July 2001, CanArgo completed the acquisition of the remaining outstanding common shares and LVR became a wholly owned subsidiary of CanArgo.

Prior to the acquisition of LVR, CanArgo had directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. Since acquisition, CanArgo has attempted to reach a satisfactory investment and development agreement with Ukrnafta for the Bugruvativske field. Ukrnafta and LVR are required under the terms of the JIPA to make a total initial contribution of $2 million prior to December 31, 2000. LVR's portion of the initial contribution was $960,000, which it failed to make. Provided a satisfactory investment agreement can be reached and given available funding, CanArgo would intend to increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

Subject to the JIPA being brought into effect, and based on LVR's previous analysis of the field, independent estimates have been made of the reserve potential under the JIPA. The following table summarizes net hydrocarbon reserves for the JIPA on the Bugruvativske field. This analysis only includes incremental production. This information is derived from a report as of January 1, 2002 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours.


                                              JIPA OIL         CANARGO (LVR)
         MILLION BARRELS                     RESERVES -            SHARE
                                               GROSS
                                                                 (44.64%)
                                             ----------        -------------
         Proved  Developed                      3.3                 1.5
         Proved Undeveloped                    14.0                 6.2

                                             ----------        -------------
         TOTAL PROVEN                          17.3                 7.7
                                             ==========        =============

No associated gas reserves have been calculated. For information as to the definition of proved, proved producing and proved undeveloped reserves, see the description of Ninotsminda reserves.

Considerable uncertainty exists in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The process of estimating quantities of proved crude oil, and the subcategories thereof, is very complex. The estimating process requires significant subjective decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of such factors as additional development activity, evolving production history and changing economic conditions. In addition, because the amount and timing of cost recovery is a function of oil and gas prices, changes in these prices can significantly increase or decrease reserves attributable to CanArgo's economic interest. The oil price used in the report by Ashton Jenkins Mann as of January 1, 2002 was $18.50 per barrel. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

Both the Bugruvativske field and the Stynawske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo and additional financing will be required to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own operational and finance infrastructure in Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Potential Caspian Exploration Project

In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 CanArgo concluded that it did not have the resources to progress this project. Accordingly, in November 1999, CanArgo reduced its interest to a 9.5% in exchange for $250,000 credit to CanArgo should additional financing or an equity partner be found for the project. Subsequent to this, a restructuring of interests in the project took place with CanArgo increasing its interest slightly to 10%, and with Rosneft, the Russian State owned oil company, becoming the majority owner of the project with 75.1%. Seismic was acquired as part of this restructuring, with CanArgo utilising its credit, and future plans include interpretation of this data and possible drilling.

RISKS ASSOCIATED WITH CANARGO'S ACTIVITIES

Current Operations Dependent on Success of the Ninotsminda Oil Field and Georgian Exploration

CanArgo has directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia, exploration in that area and some ancillary activities closely related to the Ninotsminda field project. This decision is based on management's assessment of the promise of the Ninotsminda field area. However, CanArgo cannot assure investors that the exploration and development plans for the Ninotsminda field will be successful. For example, the Ninotsminda field may not produce sufficient quantities of oil and gas to justify the investment CanArgo has made and is planning to make in the field, and CanArgo may not be able to produce the oil and gas at a sufficiently low cost or to market the oil and gas produced at a sufficiently high price to generate a positive cash flow and a profit. Ninotsminda Oil Company has also entered into certain supply and purchase agreements for natural gas production from the Ninotsminda field. Such agreements may benefit CanArgo, but may in the future also limit its ability to sell associated natural gas at then market prices. CanArgo's Georgian exploration programme is an important factor for future success, and this programme may not be successful, as it carries substantial technical risk.

Ukraine Projects in Early Stage of Evaluation and Development

In April 2001, CanArgo acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time, Lateral Vector Resources Inc. negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in Eastern Ukraine. In July 2001, CanArgo completed the acquisition of the remaining outstanding common shares and Lateral Vector Resources Inc. became a wholly owned subsidiary of CanArgo. To date, neither of the parties has fulfilled their initial contribution requirements which may result in Ukrnafta exercising any rights it might have to terminate and cancel the Joint Investment Production Activity agreement.

In addition, certain other aspects of Lateral Vector's interest in the field under the Joint Investment Production Agreement remain to be determined. CanArgo is presently in discussions with Ukrnafta regarding these matters and there is no assurance that such discussions will be successfully concluded. The Bugruvativske field together with the Stynawske field in Western Ukraine, are both in the early stage of evaluation and development and are themselves relatively new to CanArgo. At present, CanArgo has yet to establish its own operational and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Ninotsminda Field Governed by Production Sharing Contract Which May be Subject to Certain Legal Uncertainties

CanArgo's principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing contracts and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

CanArgo's production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio (Block XI(c)) and North Kumisi Production Sharing Agreement was concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm the validity of the Ninotsminda production sharing contract and the mineral usage license prior to the introduction in 1999 of the Petroleum Law, in connection with its preparation of the Convertible Loan Agreement with CanArgo, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

o The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with Ninotsminda Oil Company thereunder;
o the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and
o the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to Ninotsminda Oil Company by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of our production sharing contract in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract.

Write Off of Unsuccessful Properties and Projects

In order to realize the carrying value of its oil and gas properties and ventures, CanArgo must produce oil and gas in sufficient quantities and then sell such oil and gas at sufficient prices to produce a profit. CanArgo has a number of unevaluated oil and gas properties. The risks associated with successfully developing unevaluated oil and gas properties are even greater than those associated with successfully continuing development of producing oil and gas properties, since the existence and extent of commercial quantities of oil and gas in unevaluated properties have not been established. In 2001, CanArgo recorded an impairment charge of $7.3 million following application of the full cost ceiling limitation with respect to capitalized oil and gas property costs. During 1997, CanArgo recorded impairment charges totalling $19.4 million relating to three unsuccessful ventures and in 1999, recorded impairment charges totalling $5.5 million relating to a fourth venture. CanArgo could be required in the future to write off its investments in additional projects, including the Ninotsminda field project, if such projects prove to be unsuccessful.

Additional Funds Needed For Long-Term Oil And Gas Development Plans

It will take many years and substantial cash expenditures to develop fully CanArgo's oil and gas properties. CanArgo generally has the principal responsibility to provide financing for its oil and gas properties and ventures. Accordingly, CanArgo may need to raise additional funds from outside sources in order to pay for project development costs beyond those currently budgeted through 2002. CanArgo may not be able to obtain that additional financing. If adequate funds are not available, CanArgo will be required to scale back or even suspend its operations or such funds may only be available on commercially unattractive terms. The carrying value of the Ninotsminda field may not be realized unless additional capital expenditures are incurred to develop the field. Furthermore, additional funds will be required to pursue exploration activities on its existing undeveloped properties.

Oil and Gas Activities Involve Risks, Many of Which Are Beyond CanArgo's Control

CanArgo's exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond its control. First, CanArgo must successfully identify commercial quantities of oil and gas. The development of an oil and gas deposit can be affected by a number of factors which are beyond the operator's control, such as:

o    Unexpected or unusual geological conditions.
o    The recoverability of the oil and gas on an economic basis.
o    The availability of infrastructure and personnel to support operations.
o    Local and global oil prices.
o    Government regulation and legal uncertainties.

CanArgo's activities can also be affected by a number of hazards, such as:

o    Labour disputes.
o    Natural phenomena, such as bad weather and earthquakes.
o Operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses.
o Environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

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

Risk of Foreign Operations

CanArgo's principal oil and gas properties, including the Ninotsminda field, are located in Eastern Europe. In addition, CanArgo's refinery and all of its petrol stations are located in and around Tbilisi, Georgia. Operation and development of these assets is subject to a number of conditions endemic to Eastern European countries, including:

o Political Instability -- The present governmental arrangements in Eastern Europe and countries of the former Soviet Union in which CanArgo operates were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, these governments could themselves be replaced by other institutions, including a possible reversion to totalitarian forms of government. CanArgo's operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies.

     The production sharing contract covering the Ninotsminda oil field and the Joint Investment Production Activity Agreement covering the Bugruvativske oil field are examples of such arrangements. As a result of such dependency on government participants, CanArgo's operations could be adversely affected by political instability, changes in government institutions, personnel, policies or legislation, or shifts in political power. There is also the risk that governments could seek to nationalize, expropriate or otherwise take over its oil and gas properties. CanArgo is not insured against such political risks because management deems the premium costs of such insurance to be currently prohibitively expensive.

o Social, Economic and Legal Instability -- The political institutions in Eastern Europe and countries of the former Soviet Union have recently become more fragmented, and the economic institutions of Eastern European countries have recently converted to a market economy from a planned economy. New laws have recently been introduced, and the legal and regulatory regimes in such regions are often vague, containing gaps and inconsistencies, and are constantly subject to amendment. Application and enforceability of these laws may also vary widely from region to region within these countries. Within Georgia, the Georgian government has recently requested assistance from the United States to combat terrorism in the Pankisi Gorge, a region of Georgia bordering the separatist Chechnya region of Russia. Social, economic and legal instability have accompanied these changes due to many factors which include:

          - Low standards of living.
          - High unemployment.
          - Undeveloped and constantly changing legal and social institutions.
          - Conflicts within and with neighbouring countries.

      This instability can make continued operations difficult or impossible.

o Inadequate or Deteriorating Infrastructure -- Countries in Eastern Europe often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable power supply caused Ninotsminda Oil Company to suspend drilling of one well and the testing of a second well during the 1998-1999 winter season.

o Currency Risks -- Payment for oil and gas products sold in Eastern European countries may be in local currencies. Although CanArgo currently sells its oil principally for U.S. dollars, it may not be able to continue to demand payment in hard currencies. Although most Eastern European currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. In addition, the ability to transfer currencies into or out of Eastern European countries may be restricted or limited in the future. CanArgo may also enter into contracts with suppliers in these countries to purchase goods and services in U.S. dollars. If CanArgo cannot receive payment for oil in U.S. dollars and the value of the local currency relative to the U.S. dollar deteriorates, CanArgo could face significant negative changes in working capital.

o Tax Risks -- Countries in Eastern Europe frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since CanArgo is dependent on international operations, specifically those in Georgia, CanArgo is subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes.

Changes in the Market Price of Oil and Gas

Prices for oil and natural gas and their refined products are subject to wide fluctuations in response to a number of factors which are beyond CanArgo's control, including:

o    Global changes in the supply and demand for oil and natural gas.
o    Actions of the Organization of Petroleum Exporting Countries.
o    Weather conditions.
o    Domestic and foreign governmental regulations.
o    The price and availability of alternative fuels.
o    Political conditions in the Middle East and elsewhere.
o    Overall economic conditions.

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

Oil and Gas Production could Vary Significantly From Reserve Estimates

Estimates of oil and natural gas reserves and their values by petroleum engineers are inherently uncertain. These estimates are based on professional judgements about a number of elements and such professional judgments may vary as among different petroleum engineers:

o    The amount of recoverable crude oil and natural gas present in a reservoir.
o    The costs that will be incurred to produce the crude oil and natural gas.
o    The rate at which production will occur.

Reserve estimates are also based on evaluations of geological, engineering, production and economic data. The data can change over time due to, among other things:

o    Additional development activity.
o    Evolving production history.
o    Changes in production costs, market prices and economic conditions.

As a result, the actual amount, cost and rate of production of oil and gas reserves and the revenues derived from sale of the oil and gas produced in the future will vary from those anticipated in the most recent report on the oil and gas reserves prepared by Ashton Jenkins Mann as of January 1, 2002. The magnitude of those variations may be material.

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

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. CanArgo must comply with laws and regulations which govern many aspects of its oil and gas business, including:

o    Exploration
o    Development
o    Production
o    Refining
o    Marketing
o    Transportation
o    Occupational health and safety
o    Labour standards
o    Environmental matters

CanArgo expects the trend towards more burdensome regulation of its business to result in increased costs and operational delays. This trend is particularly applicable in developing economies, such as those in Eastern Europe where CanArgo has its principal operations. In these countries, the evolution towards a more developed economy is often accompanied by a move towards the more burdensome regulations that typically exist in more developed economies.

Competition

The oil and gas industry including the refining and marketing of crude oil products is highly competitive. CanArgo's competitors include integrated oil and gas companies, independent oil and gas companies, drilling and income programmes, and individuals. Many of CanArgo's competitors are large, well-established, well-financed companies. Because of CanArgo's small size and lack of financial resources, CanArgo may not be able to compete effectively with these companies.

Operations are Dependent on Chief Executive

Dr. David Robson, the Chief Executive Officer of CanArgo, is CanArgo's executive who has the most experience in the oil and gas industry and who has the most extensive business relationships in Eastern Europe. The business and operations of CanArgo could be significantly harmed if Dr. Robson were to leave CanArgo or become unavailable because of illness or death. Dr. Robson has signed an agreement with a two-year non competition clause effective from June 29, 2003, the date of termination of the agreement. CanArgo does not carry key employee insurance on any of its employees.

Employees

As of December 31, 2001, CanArgo had 235 full time employees. Of its full time employees, the entity acting as operator of the Ninotsminda oil field for Ninotsminda Oil Company has 114 full time employees, and substantially all of that company's activities relate to the production and development of the Ninotsminda field. CanArgo Standard Oil Products has 101 full time employees at its office and petrol stations.

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

PRODUCTIVE WELLS AND ACREAGE

Productive Wells and Acreage

The following table summarizes as of December 31, 2001 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company.


                                            GROSS                                            NET
                             --------------------------------------          ------------------------------------
                              NUMBER                       SQUARE             NUMBER      ACREAGE        SQUARE
                             OF WELLS      ACREAGE       KILOMETRES          OF WELLS                  KILOMETRES
                             --------------------------------------          ------------------------------------
Ninotsminda field              13           2,500            10                13          2,500           10

On December 31, 2001, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

Undeveloped Acreage

The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII and Norio/North Kumisi production sharing contracts as of December 31, 2001. The information regarding net acreage represents the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company and the subsidiary holding the Nazvrevi/Block XIII contract and its current 50% interest in the subsidiary holding the Norio/North Kumisi contract.


                                                     GROSS                                 NET
                                           --------------------------        -----------------------------
PSC                                                          SQUARE                               SQUARE
                                           ACREAGE         KILOMETRES            ACREAGE        KILOMETRES
                                           --------------------------        -----------------------------
Ninotsminda  Manavi and West                27,739                113         27,739                  113
Rustavi
Nazvrevi and Block XIII                    492,914              2,008        492,914                2,008
Norio (Block XIc) and North                378,523              1,542        189,262                  771
Kumisi.
                                           --------------------------        -----------------------------
Total                                      899,176              3,663        709,915                2,892
                                           ==========================        =============================

CanArgo leases office space in London, England; Calgary, Alberta; Tbilisi, Republic of Georgia and Kiev, Ukraine. The leases have remaining terms varying from three months to nine years and annual rental charges ranging from $7,000 to $243,000.

ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2001 there were no legal proceedings pending involving CanArgo which, if adversely decided, would have a material adverse effect on CanArgo's financial position or business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of CanArgo's security holders during the fourth quarter of the year ended December 31, 2001.

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

In addition, while securities listed on The NASDAQ National Market System are exempt from the registration requirements of state securities laws, securities traded on the OTC Bulletin Board must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. The listing of CanArgo common stock on the Oslo Stock Exchange had until October 2000, been a secondary listing, with the primary listing being on The NASDAQ Stock Market. In October 2000, CanArgo obtained a primary listing on the Oslo Stock Exchange where it is now included on the main list.

The following table sets forth the high and low sales prices of the common stock on the Oslo Stock Exchange, and the high and low bid prices on the NASDAQ OTC Bulletin Board for the periods indicated. Average daily trading volume on these markets during these periods is also provided. OTC Bulletin Board data is provided by NASDAQ Trading and Market Services and/or published financial sources and Oslo Stock Exchange data is derived from published financial sources. The over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commissions, and may not represent actual transactions. Sales prices on the Oslo Stock Exchange were converted from Norwegian kroner into United States dollars on the basis of the daily exchange rate for buying United States dollars with Norwegian kroner announced by the central bank of Norway. Prices in Norwegian kroner are denominated in "NOK".

                                              NASDAQ/OTC                                OSE
                                  ---------------------------------      ---------------------------------
                                                          AVERAGE                                AVERAGE
                                  HIGH           LOW   DAILY VOLUME      HIGH         LOW     DAILY VOLUME
                                  ---------------------------------      ---------------------------------
FISCAL QUARTER ENDED
March 31, 2000                     1.00          0.63       95,167       0.97         0.73        144,854
June 30, 2000                      1.45          0.69      103,033       1.57         0.79        469,500
September 30, 2000                 1.66          1.03       69,800       1.78         1.04      1,097,007
December 31, 2000                  1.38          0.75       24,500       1.45         0.75        881,592
March 31, 2001                     1.19          0.75       12,933       1.32         0.79        754,976
June 30, 2001                      0.87          0.50        4,467       0.86         0.43        301,201
September 30, 2001                 0.50          0.24       20,923       0.56         0.21        261,900
December 31, 2001                  0.43          0.24       12,757       0.49         0.23        830,746


At February 28, 2002, the closing price of CanArgo common stock on the OTC Bulletin Board and Oslo Stock Exchange was $0.28 and $0.27 respectively.

On February 28, 2002 the number of holders of record of the common stock of CanArgo was approximately 8,800. CanArgo has not paid any cash dividends on its common stock. CanArgo currently intends to retain future earnings, if any, for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on CanArgo's results of operations and financial condition and on such other factors as CanArgo's Board of Directors may, in its discretion, consider relevant. In addition, CanArgo may not pay dividends on its common stock unless its subsidiary, CanArgo Oil &

Gas Inc., is able to pay and simultaneously pays an equivalent dividend on the exchangeable shares issued by that subsidiary.

On July 4, 2001, CanArgo closed a private placement of 16,057,765 shares of its common stock at NOK 4.25 per share (approximately US$0.45 per share) for net proceeds of $6,592,262. Such proceeds were used to replenish cash resources used to acquire LVR, to initiate development of its Ukrainian properties and for working capital purposes. Sundal Collier & Co ASA and Den norske Bank ASA, DnB Markets acted as placement agents for this transaction and received a success fee of 5.75% of the gross proceeds of $ 7,235,337. The shares issued in connection with this placement were issued in reliance on the exemption from registration under the United States Securities Act of 1933 ("Securities Act") afforded by Regulation S promulgated thereunder. In August 2001, a registration statement on Form S-1 registering resales of the common shares issued in the private placement under the Securities Act was declared effective by the United States Securities and Exchange Commission.

ITEM 6.    SELECTED FINANCIAL DATA

Reference is hereby made to the Section entitled " QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION" with respect to certain qualifications regarding the following information.

The following data reflect the historical results of operations and selected balance sheet items of CanArgo and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" herein.


Reported in $000's except for       YEAR ENDED        YEAR ENDED       YEAR ENDED       YEAR ENDED        YEAR ENDED
per common share amounts           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                       2001              2000             1999             1998              1997
                                   -----------------------------------------------------------------------------------
FINANCIAL PERFORMANCE
Total revenue                      $    14,778       $    7,136        $    2,783       $      821         $      313
Operating loss                         (15,256)          (2,397)           (8,119)          (6,357)           (25,583)
Other income (expense)                   2,038              245              (354)             247             (2,100)
Net loss from continuing
operations                             (13,218)          (2,152)           (8,473)          (6,110)           (27,683)
Net loss per common share -
    basic and diluted                    (0.16)           (0.04)            (0.32)           (0.39)             (2.47)
Cash generated by (used in)
operations                             (11,509)           7,765            (1,210)         (14,718)            (4,176)
Working capital                          9,589           22,687             2,729            1,366             13,971
Total assets                            70,861           82,849            43,948           46,618             37,434
Notes payable & long-term debt             514               --                --               --                 --
Stockholders' equity                    65,800           72,426            37,863           40,031             26,779
Cash dividends per common
share                                       --               --                --               --                 --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING INFORMATION. See "Qualifying Statement With Respect To Forward-Looking Information" above and "Forward Looking Statements" below.

LIQUIDITY AND CAPITAL RESOURCES

CanArgo's activities and investment in CanArgo common stock involves a high degree of risk. Each of the risks in Item 1. may have a significant impact on CanArgo's future financial condition and results of operations.

In November and December 2000 respectively, CanArgo expanded its oil and gas exploration and development activities with the acquisition of a controlling interest in a refinery and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. In April 2001, CanArgo acquired Lateral Vector Resources Inc. ("LVR") which according to publicly available information at the time had concluded with Ukrnafta a Joint Investment Production Activity (JIPA) agreement to develop the Bugruvativske Field in Eastern Ukraine.

On February 12, 2002, CanArgo completed a private placement of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) to certain institutions and qualified purchasers for gross proceeds of approximately $1,719,000. After completion of the placement, CanArgo has 97,218,446 common and Exchangeable shares issued and issuable.

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

CanArgo's management believes that cash and cash equivalents at December 31, 2001 should be sufficient to cover CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia. Existing cash and cash equivalents at December 31, 2001, however, are not sufficient to adequately finance the acquisition and subsequent development of the Bugruvativske and Stynawske field in Eastern Ukraine. The July 2001 private placement of 16,057,765 new shares to certain institutions and qualified purchasers provided CanArgo with funds necessary to begin development of the Bugruvativske field, but both the Bugruvativske field and the Stynawske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo and additional financing will be required to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own administrative and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Prior to the acquisition of LVR CanArgo had directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. Immediate plans are for the completion of wells N100 and M11, two deep exploration wells in the Republic of Georgia. Drilling of a third exploration well, in the Norio block in the Republic of Georgia, has also commenced and quantification of the reserve and production potential of discoveries in the Sarmatian and Upper Eocene sequences continues.

In Ukraine, an assessment of both the Bugruvativske and Stynawske fields and preparation of a development programme with Ukrnafta continues.

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

CHANGES IN FINANCIAL POSITION

As of December 31, 2001, CanArgo had working capital of $9,589,000, compared to working capital of $22,687,000 as of December 31, 2000. The $13,098,000 decrease in working capital from December 31, 2000 to December 31, 2001 is principally due to a reduction in cash as a result of the acquisition of LVR, capital and operating expenditures.

Cash and cash equivalents decreased from $29,697,000 at December 31, 2000 to $5,891,000 at December 31, 2001. The decrease was primarily due to the cost of the Cretaceous exploration programme currently underway in Georgia, workovers, expansion of marketing activities and the acquisition of LVR. The December 2000 closing cash position was high due to the timing of proceeds received from the 2000 private placements.

Accounts receivable increased from $395,000 at December 31, 2000 to $2,646,000 at December 31, 2001. The increase is primarily a result of accounts receivable generated from oil, natural gas and refined product sales in 2001, rental income due from the lease of one of CanArgo's drilling rigs to a third party and $1,000,000 due from AES Gardabani relating to the announced termination of their participation in a planned three well exploration programme in the Republic of Georgia. Formal documentation, while completed, is not binding until such time as payment of the $1,000,000 termination fee is made. Should AES Gardabani not comply with the terms of the Termination Agreement, then CanArgo may at its sole option seek further compensation from AES for the full amount of AES's share of exploration costs under the original Participation Agreement. Prior to the announcement of the termination of the Participation Agreement, AES owed approximately $2,725,000 for its share of costs to January 31, 2002. The residual balance of $1,725,000 has been classified within unproved oil and gas properties.

Prepayments increased from $686,000 at December 31, 2000 to $2,236,000 at December 31, 2001 primarily as a result of increased prepaid expenditures to suppliers related to the Cretaceous and Norio exploration programmes.

Other current assets increased from $201,000 at December 31, 2000 to $733,000 at December 31, 2001 as a result of the reclassification of power generating equipment held for resale as a current asset.

Inventory decreased from $696,000 at December 31, 2000 to $584,000 at December 31, 2001 primarily as result of the sale of refined product inventory following the suspension of operations at Georgian American Oil Refinery. At December 31, 2001, the majority of inventory relates to approximately 77,000 barrels of oil held in storage by Ninotsminda Oil Company at December 31, 2001 for sale to the Georgian domestic, region or international market.

Capital assets, net increased from $50,477,000 at December 31, 2000 to $57,685,000 at December 31, 2001, primarily as a result of investment of $15,739,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field. Capital assets also increased as a result of construction of new petrol stations and the acquisition of LVR and CanArgo Power in April 2001. During 2001, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $7,300,000 on application of the full cost ceiling test as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans. If oil prices or production levels further decline, CanArgo may experience additional impairment of this property. As a result of both product stability and continued difficulties addressing excise taxes on refined products, refinery and related equipment was written-down by $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery. While efforts to change the current excise tax regime as well other opportunities to utilize the refinery are being pursued, no assurance can be given that these activities will be successful. CanArgo further wrote-down during 2001, other oil and gas related equipment by $500,000 following a decision to dispose of a power generating unit which CanArgo has identified as surplus to its existing requirements. This write-down is classified in the statement of operations within Impairment of other assets.

Investments in and advances to oil and gas and other ventures, net increased from $696,000 at December 31, 2000 to $1,086,000 at December 31, 2001. The
increase is primarily due to advances to Boryslaw Oil Company of $550,000 relating to a three well workover programme on the Stynawske field and investment in two petrol station sites in which CanArgo Standard Oil Products Ltd. has a 50% joint interest. These investments were partially offset by the sale in April 2001 of CanArgo's investment in Uentech and the purchase of a 50% interest in CanArgo Power resulting in CanArgo Power becoming a wholly owned subsidiary of CanArgo.

Accounts payable decreased to $1,618,000 at December 31, 2001 from $2,630,000 at December 31, 2000 primarily as a result of payments in 2001 of liabilities at December 31, 2000 related to the 2000 Norio seismic programme. To fund construction of new petrol stations in Georgia, bank loans by CanArgo Standard Oil Products in Tbilisi, Georgia were drawn at an effective interest rate of 18% per annum, repayable over two years. Accrued liabilities decreased to $400,000 at December 31, 2001 from $409,000 at December 31, 2000 as identified in note 7 to the consolidated financial statements.

Advances from joint venture partner decreased to nil at December 31, 2001 compared to $5,889,000 at December 31, 2000 as capital expenditures were incurred under the proposed three well exploration programme with AES

Gardabani in the Republic of Georgia. The Participation Agreement with AES Gardabani has been agreed to be terminated and the agreed settlement amount of $1,000,000 is included in accounts receivable.

Minority shareholders advances increased due to the receipt of $450,000 in 2001 on issuance of convertible loans from the other 50% shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of their share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement ("PSA"). CanArgo anticipates increasing its interest to over 60% in CanArgo Norio Limited through an increased level of funding of this well.

The convertible loans are non interest bearing and will convert into ordinary share capital, of CanArgo Norio Limited 30 days after the final cost of the well is known. It is at this point when the final ownership interest in CanArgo Norio Limited will be determined and consequently the $450,000 and any subsequent advances from the other 50% shareholders towards the cost of the well will be reclassified as minority interest.

Minority interest in subsidiaries increased to $1,531,000 at December 31, 2001 compared to $1,394,000 at December 31, 2000 primarily as a result of expansion of CanArgo Standard Oil Products in Tbilisi, Georgia and related investment by CanArgo's partners in this venture. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. At December 31, 2001, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Current drilling obligations with respect to CanArgo's oil and gas properties include under the second phase of the preliminary work programme for the Norio and Nazvrevi/Block XIII production sharing contracts, the drilling of one well, unless CanArgo decides to terminate the contracts. The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement is currently underway with the commencement in January 2002 of the first exploration well at an estimated cost of up to $4.2 million of which CanArgo's estimated share of costs is $3.0 million. In addition certain obligations must be met by June 2002 in order for Boryslaw Oil Company to retain the field licence including the drilling of one new well. CanArgo is currently seeking an extension to the licence to allow a proper assessment of the workovers and development plans. If no extension is obtained, Boryslaw Oil Company's rights to the Stynawske Field could be at risk and substantially reduce Boryslaw Oil Company's ability to repay amounts advanced to it by CanArgo.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

CanArgo recorded operating revenue of $14,778,000 during the year ended December 31, 2001 compared with $7,136,000 for the year ended December 31, 2000. The increase is primarily due to refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products.

Ninotsminda Oil Company generated $3,967,000 of oil and gas revenue in the year ended December 31, 2001. Its net share of the 414,000 barrels (1,133 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 247,179 barrels. In 2001, 38,731 barrels of oil were added to storage. For the year ended December 31, 2000, Ninotsminda Oil Company's net share of the 479,000 barrels (1,312 barrels per day) of gross oil production was 245,947 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during 2001 averaged $19.43 per barrel as compared with an average of $20.14 per barrel in 2000. Its net share of the 1,110,390 thousand cubic feet (mcf) of gas delivered was 721,754 mcf at an average net sale price of $1.14 per mcf of gas. For the year ended December 31, 2000, Ninotsminda Oil Company's net share of the 1,764,000 mcf of gas delivered was 1,146,000 mcf at an average net sales price of $1.16 per mcf of gas.

Refining and marketing revenue for the year ended December 31, 2001 relates to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. In 2001, sales from the refinery continued to be nominal following the imposition of restrictions and subsequent excise tax on feedstock and refined product. Although in April 2001 new legislation addressing indigenous refining activities was passed by the Republic of

Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected technical difficulties which have effectively curtailed the production of gasoline. As a result, only naphtha, diesel and mazut can currently be produced by the refinery and of these products, an excise tax on naphtha sales remains in place. Due to these taxes, production of naphtha is currently commercially uneconomic and refining activity has been suspended. CanArgo has initiated discussions with authorities in the Republic of Georgia to remove or reduce the excise tax to a level that would support the recommencement of refining operations. While CanArgo believes from discussions to date that such changes are possible, no assurance can be given that any such changes will be made. As a result, CanArgo recorded a write-down of $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery.

CanArgo had revenue from equipment rentals in 2001 of $608,000 compared to other revenue from equipment rentals of $365,000 for the year ended, December 31, 2000. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002.

The operating loss for the year ended December 31, 2001 amounted to $15,256,000 compared with an operating loss of $2,397,000 for 2000. The increase in operating loss is attributable primarily to the impairment of oil and gas properties, lower oil and gas revenue as a result of lower production and significant increases in operating and corporate activity.

Field operating expenses increased to $1,568,000 ($2.62 per BOE) for the year ended December 31, 2001 as compared to $1,287,000 ($1.66 per BOE) for 2000. The increase is primarily a result of increased activity at the Ninotsminda field. Operating costs per BOE increased as day to day field operations in Georgia include a proportionately higher fixed to variable cost component combined with lower production rates.

Purchases of crude oil and products and refinery operating expenses of $7,627,000 and $791,000 respectively for the year ended December 31, 2001 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products. The increase is due to a full year of consolidation of these activities in 2001.

Direct project costs increased to $1,300,000 for the year ended December 31, 2001, from $738,000 for the year ended December 31, 2000, reflecting project cost associated with an agreement to provide drilling services to a third party using CanArgo rig equipment, increased activity within Georgia, reestablishment of activity with respect to the license Boryslaw Oil Company holds in the Stynawske field, Ukraine and the acquisition of LVR.

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

Selling, general and administrative costs increased to $4,221,000 for the year ended December 31, 2001, from $3,055,000 for the year ended December 31, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000, an allowance for $200,000 against a potential bad debt and general and administrative costs of $746,000 related to refining and marketing activities.

The decrease in depreciation, depletion and amortization expense to $3,351,000 for the year ended December 31, 2001 from $3,876,000 for the year ended December 31, 2000 is attributable principally to lower depletion resulting from lower sales of oil and gas during the year.

During 2001, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $7,300,000 on application of the full cost ceiling test as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans. The write-down was a non-cash write-down. If oil prices or production levels decline further, CanArgo may experience additional impairment of this property.

As a result of both product instability and continued difficulties addressing excise taxes on refined products, refinery and related equipment was written-down by $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery. During 2001, CanArgo further wrote down other oil and gas related equipment by $500,000 following a decision to dispose of a power generating unit which CanArgo has identified as surplus to its existing requirements. This equipment is included in current assets as at December 31, 2001.

CanArgo recorded net other income of $290,000 for the year ended December 31, 2001, as compared to net other income of $210,000 during the year ended December 31, 2000. The principal reason for the increase in net other income is a decrease in loss from equity investments.

Equity loss from investments primarily relate to expenses related to operation by East Georgian Pipeline Company of the gas pipeline from Ninotsminda to the Gardabani power station and Rustavi industrial complex. Equity loss from investments decreased to $160,000 for the year ended December 31, 2001, from a loss of $240,000 for the year ended December 31, 2000 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company and the sale of CanArgo's small investment in Uentech International Corporation. No material gain resulted from the sale of Uentech International Corporation.

The net loss of $13,218,000 or $0.16 per share for the year ended December 31, 2001 compares to a net loss of $2,152,000, or $0.04 per share for the year ended December 31 2000. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2001 than during the year ended December 31, 2000, due in large part to private placements in April, June and August 2000 and July 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

CanArgo recorded operating revenue of $7,136,000 during the year ended December 31, 2000 compared with $2,783,000 for the year ended December 31, 1999. The increase was primarily due to increases in crude oil and natural gas production from the Ninotsminda field, higher crude oil prices, refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products and service revenue from CanArgo's rig equipment.

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

Refining and marketing revenue for the year ended December 31, 2000 relate to operating activities of Georgian American Oil Refinery and CanArgo Standard Oil Products for November and December 2000. In December 2000, sales from the refinery were nominal following the imposition of restrictions and subsequent excise tax on feedstock. These issues are being addressed with authorities in Georgia and it is expected that new legislation addressing indigenous refining activities will be put forward in March 2001. No assurance can be given, however, that new legislation will be put forward, that such legislation will be passed or that if passed, it will sufficiently remove existing restrictions and excise taxes on feedstock and refined product. See Risks Associated with CanArgo's Oil and Gas Activities - Oil and Gas Operations are Subject to Extensive Governmental Regulation. In December 2000, the first of several petrol stations planned by CanArgo Standard Oil Products to be opened over the next 12 months opened in Tbilisi, Georgia

CanArgo recorded in the year ended December 31, 2000 other revenue of $365,000 compared to $289,000 for the year ended December 31, 1999 attributable to rental of CanArgo equipment in Georgia.

The operating loss for the year ended December 31, 2000 amounted to $2,397,000 compared with an operating loss of $8,119,000 for the year ended December 31, 1999. The decrease in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's interest in the Stynawske project, increased oil production and sales, higher oil prices and the addition of gas sales in the year.

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

Selling, general and administrative costs increased to $3,055,000 for the year ended December 31, 2000, from $2,193,000 for the year ended December 31, 1999. The increase is primarily attributable to increased operating and corporate activity in the latter part of 2000, costs related to the transition of administrative and finance functions from Calgary to London in the third and fourth quarters of 2000 and general and administrative costs of $188,000 related to refining and marketing activities.

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

CanArgo recorded net other income of $210,000 for the year ended December 31, 2000, as compared to net other expenses of $535,000 during the year ended December 31, 1999. The principal reason for the increase is interest income during the year ended December 31, 2000 on cash balances and the payment of facility fees in the year ended December 31, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

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

RELATED PARTY TRANSACTIONS

The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by the shareholders who own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2001 were $4,941,000. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2001 was $124,078.

In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non-voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. The transactions were approved by an independent committee of the Board of Directors. Two members of the Board of Directors of CanArgo who were also members of the Board of Directors of Terrenex Acquisition Corporation abstained from voting on the transactions.

SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to establish accounting policies and make estimates and assumptions that affect the reported amounts of assets and liabilities. Such accounting policies include the method used to account for capital assets such as oil and gas properties, property and equipment and refining and marketing assets.

Capital assets are recorded at cost less accumulated provisions for depreciation, depletion and amortization unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expenses as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations.

Oil And Gas Properties - CanArgo and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expenses as incurred.

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

Estimated undiscounted future site restoration, dismantlement and abandonment costs of $820,000 at December 31, 2001 are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. CanArgo identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date CanArgo has not been required to expend any material amounts to satisfy such obligations.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria, which must be met, for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

CanArgo has adopted the provisions of Statement 141 and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Based on present circumstances Statement 141 and 142 will currently not have any material effect on CanArgo's financial statements.

In August 2001, FASB issued Statement No. 143 Accounting for Asset
Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability, a gain or loss is recorded for the difference between the settled liability and the recorded amount. This standard will be effective for CanArgo on January 1, 2003. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

In August 2001, FASB issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt Statement 144 in 2002, but based on present circumstances it is not expected to have a material effect on CanArgo's financial statements.

FORWARD LOOKING STATEMENTS

The forward looking statements contained in this Item 7 and elsewhere in this Annual Report on Form 10-K are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

Few of the forward-looking statements in this Annual Report deal with matters that are within CanArgo's unilateral control. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have objectives and interests that may not coincide with CanArgo's and may conflict with CanArgo's interests. Unless we are able to compromise these conflicting objectives and interests in a mutually acceptable manner, agreements and arrangements with these third parties will not be consummated.

Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. Finally, due to the developing nature of the legal regimes in many Eastern European countries where CanArgo operates, our contractual rights and remedies may be subject to certain legal uncertainties.

CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects, such as the Bugruvativske and Stynawske field projects, that CanArgo may pursue in Eastern Europe, even though we may be the designated operator of the oil or gas field. In these circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. As a result of all of the foregoing, among other matters, any forward-looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized. Demands by or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

CanArgo's ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back or abandon part of all of CanArgo's project development, capital expenditure, production and other plans. The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors, including:

     -    world economic conditions;
     -    international relations;
     -    the stability and policies of various governments;
     - fluctuations in the price of oil and gas, the outlook for the oil and gas industry and competition for funds; and
     - an evaluation of CanArgo and specific projects in which CanArgo has an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments for its production, refining and marketing activities in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars.

While CanArgo Standard Oil Products marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long term debt is denominated in dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2001 would not have had a significant impact on operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors and Executive Officers of the Company are as follows:

NAME                       AGE    OFFICE OR OFFICES
------------------------   ---    ---------------------------------------------
Roger Brittain (1)(2)      64     Non-Executive Chairman of the Board
David Robson               44     Managing Director and Chief Executive Officer
Russell Hammond (1)(2)     60     Director
Nils N. Trulsvik (1)(2)    53     Director
Murray Chancellor          49     Chief Operating Officer
Vincent McDonnell          43     Chief Commercial Officer
Anthony J. Potter          37     Chief Financial Officer
---------------
(1)      Member of Audit Committee
(2)      Member of Compensation Committee

ROGER BRITTAIN, a resident of the UK, joined the Company on September 1, 2000 as non-executive Chairman of the Board of Directors. Mr. Brittain is an experienced investment banker having worked for many years in the oil and gas sector. He began his career in the Foreign Service, working in the Middle East, before moving to London, where he has worked with several investment banks with a focus on the oil and gas sector. He was involved in the establishment of TR Energy and Guinness Mahon Energy Services Limited and was from 1994 until March 31, 2001, a Director of Corporate Finance at Guinness Mahon and Co. Limited (GM & Co.) and investment company Investec Henderson Crosthwaite respectively, following the acquisition of GM & Co. by Investec Henderson Crosthwaite in 1998. Mr Brittain is also a non-executive Director of Soco International plc and Transmeridian Exploration Inc. and an adviser to Devon Energy Corporation.

DAVID ROBSON, a resident of Guernsey, was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on July 15, 1998 and subsequently Managing Director and Chief Executive Officer. He has also served as a Director, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, CanArgo Oil & Gas Inc., since July 1997, as President of CanArgo Oil & Gas Inc.'s subsidiary, Ninotsminda Oil Company, since 1996, and as Managing Director and sole owner of Vazon Energy Limited, a company which provides consulting services to the energy industry, since March 1997. From April 1992 until March 1997, Dr. Robson was a senior officer of JKX Oil & Gas plc and it's predecessor companies, including service as Managing Director and Chief Executive Officer. Prior to this he was employed in technical and commercial positions in Britoil plc, Hamilton Oil and Mobil. He holds a B.Sc.
(Hons) in Geology and a Ph.D. in Geochemistry from the University of Newcastle upon Tyne, and an MBA from the University of Strathclyde.

RUSSELL HAMMOND, a resident of the UK, was elected a Director of the Company on July 15, 1998. He has also served as a Director of the Company's subsidiary, CanArgo Oil & Gas Inc., since June 1997. For over five years, Mr. Hammond has been an investment advisor to Provincial Securities Ltd., a private investment company. Mr. Hammond has been Chairman of Terrenex Acquisition Corporation, an oil and gas and joint venture company since 1992 and a director of Cadiz Inc., a Nasdaq National Market listed company, from 1989 to January 1999.

NILS N. TRULSVIK, a resident of the UK, was elected a Director of the Company on August 17, 1994. He has served the Company as President and Chief Executive Officer from February 4, 1997 to July 15, 1998 and from November 21, 1994 to March 9, 1995; and as Executive Vice President from March 9, 1995 to February 4, 1997 and from September 8, 1994 until November 21, 1994. Since January 2, 1999 Mr. Trulsvik has served as the Chief Executive Officer of Force Petroleum. From August 1998 Mr. Trulsvik has been a partner in a consulting company, The Bridge Group, located in Norway. Mr. Trulsvik is a petroleum explorationist with extensive experience in petroleum exploration and development throughout the world. Prior to joining the Company, he held various positions with Nopec a.s. a Norwegian petroleum consultant group of companies of which he was a founder, including Managing Director from 1987 to 1993 and Special Advisor from 1993 to August 1994.

Murray Chancellor, a resident of the UK, was elected Chief Operating
Officer of the Company on September 11, 2000. Mr. Chancellor joined the company from Aminex PLC, a UK oil and gas exploration company, where he was most recently involved as General Director of Russian Operations from April 1998 until September 2000. From 1996 until April 1998, Mr. Chancellor served as Deputy General Director and Technical Director of Poltava Petroleum Company. Mr. Chancellor has an extensive experience in the oil and gas sector having worked in the UK, Norway, Australia, North America, the Middle East and the Former Soviet Union. An engineer by profession, he has been involved in engineering and project management activities both onshore and offshore. He has held senior management positions in oil and gas development projects in both Russia and Ukraine, as well as having extensive experience in the North Sea. Mr. Chancellor holds a Bachelor of Engineering (Civil) degree.

Vincent McDonnell, a resident of the UK, was elected Chief Commercial Officer of the Company on April 1, 2001. Prior thereto, he served CanArgo as Commercial Manager from December 2000. Prior to joining the Company, he was an independent oil and gas consultant from May 1998 until October 2000. From 1997 until April 1998, Mr. McDonnell served as Oil and Gas Exploration and Production Commercial Manager. Prior to 1997, Mr. McDonnell worked in various business, commercial and technical roles with a number of companies, including Mobil Oil and Britoil. He holds a Bachelor of Science (Hons.) degree in Geology, a Master of Science degree in Geophysics together with a Master of Business Administration (MBA) degree.

Anthony J. Potter, a resident of the UK, was elected Chief Financial Officer of the Company on September 30, 2000. Prior thereto, he was elected and served as Vice President, Finance from July 15, 1998. He also served the Company as Group Controller and served as Vice President, Finance and Group Controller of the Company's subsidiary, CanArgo Oil & Gas Inc., since May 1998. From September 1986 to April 1998, Mr. Potter was employed with PricewaterhouseCoopers Chartered Accountants. Mr. Potter is a member of the Institute of Chartered Accountants of Alberta and holds a Bachelor of Commerce degree in Accounting.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires CanArgo's executive officers and directors, and persons who own more than 10% of the registered class of CanArgo's equity securities ("Reporting Persons"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Reporting persons are required by SEC Regulations to furnish CanArgo with copies of all forms they file pursuant to
Section 16(a). Based solely on CanArgo's review of reports filed under Section 16(a) of the Securities Exchange Act of 1934 and certain representations, CanArgo believes that all filing requirements applicable to its officers, directors and persons who own more than 10% of a registered class of CanArgo's securities have been complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows all compensation paid or accrued by CanArgo and its subsidiaries during the years ended December 31, 2001, 2000 and 1999 to certain executive officers of CanArgo (the "Named Officers").

                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION        COMPENSATION
                                                                             SECURITIES
                                                                              UNDERLYING         ALL OTHER
      NAME AND                     YEAR                                      OPTIONS/SARS       COMPENSATION
      PRINCIPAL POSITION           ENDED       SALARY ($)     BONUS ($)           (#)               ($)(5)
      ------------------           -----       ----------     ---------     -----------          ------------
      David Robson (1)             12/01        217,500         15,075        585,000             19,575
                                   12/00        197,420         37,500      1,295,000              9,941
                                   12/99        144,000             --      1,000,000                 --
      Murray Chancellor (2)        12/01        174,000             --        200,000             15,660
                                   12/00         50,750             --        250,000              4,568
      Vincent McDonnell (3)        12/01        137,750             --        100,000             12,398
      Anthony J. Potter (4)        12/01        210,000             --        100,000                 --
                                   12/00        120,116             --        117,000              1,333
                                   12/99         60,152          6,667        125,000              1,600

     (1) Mr. Robson has served as Chief Executive Officer since July 15, 1998 and provides services to CanArgo through Vazon Energy Limited.
     (2) Mr. Chancellor has served as Chief Operating Officer since September 12, 2000.
     (3) Mr. McDonnell has served as Chief Commercial Officer since April 1, 2001. Prior thereto he served as Chief Commercial Manager from December 1, 2000.
     (4) Mr. Potter has served as Chief Financial Officer since September 30, 2000. Prior thereto he served as Vice-President Finance and Group Controller from July 15, 1998.
     (5) Primarily CanArgo's contributions to or accruals with respect to individual retirement and pension plans.

OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001

The following table sets forth information concerning options granted to the Named Officers who were employed during the year ended December 31, 2001.

                                 NUMBER OF     % OF TOTAL
                                SECURITIES       OPTIONS                                     GRANT DATE
                                UNDERLYING     GRANTED TO                                 PRESENT VALUE (5)
                                 OPTIONS       EMPLOYEES    EXERCISE      EXPIRATION      PER
  NAME                            GRANTED       IN 2001      PRICE           DATE       SHARE         TOTAL
  ---------------------        -----------     ----------   --------     -----------   ---------------------
  David Robson (1)                585,000         30%        $0.687      08/07/2006    $0.1378       $80,613
  Murray Chancellor (2)           200,000         10%        $0.687      08/07/2006    $0.2224       $44,480
  Vincent McDonnell (3)           100,000          5%        $0.687      08/07/2006    $0.2224       $22,240
  Anthony Potter (4)              100,000          5%        $0.687      08/07/2006    $0.2224       $22,240


     (1) The options were granted at an exercise price in excess of the fair market value of CanArgo's Common Stock on the date of grant. The options vest 3/4 on 09/07/2001 and 1/4 on 30/06/2002.
     (2) The options were granted at an exercise price in excess of the fair market value of CanArgo's Common Stock on the date of grant. The options vest 1/3 on 30/06/2002, 1/3 on 30/06/2003 and 1/3 on
          30/06/2004.
     (3) The options were granted at an exercise price in excess of the fair market value of CanArgo's Common Stock on the date of grant. The options vest 1/3 on 30/06/2002, 1/3 on 30/06/2003 and 1/3 on
          30/06/2004.

     (4) The options were granted at an exercise price in excess of the fair market value of CanArgo's Common Stock on the date of grant. The options vest 1/3 on 30/06/2002, 1/3 on 30/06/2003 and 1/3 on
          30/06/2004.
     (5) These values were derived using the Black-Scholes option pricing model applying the following assumptions:

                                                                          RISK-FREE
                                                                           INTEREST
              EXERCISE PRICE             DIVIDEND YIELD    VOLATILITY        RATE      EXPECTED TERM
              --------------             --------------    ----------     ---------    -------------
                  $0.687                       0%             75.15%         4.61%        3.37 years

     Pursuant to the terms of CanArgo's various stock option plans, the Compensation Committee may, subject to each plan's limits, modify the terms of outstanding options, including the exercise price and vesting schedule thereof. These values are not intended to forecast future appreciation of CanArgo's stock price. The actual value, if any, that an executive officer may realize from his options (assuming that they are exercised) will depend solely on the increase in the market price of the shares acquired through option exercises over the exercise price, measured when the shares are sold.

OPTION VALUES AT DECEMBER 31, 2001

The following table sets forth information concerning option exercises and the number and hypothetical value of stock options held by the Named Officers at December 31, 2001.


                                                           NUMBER OF SHARES
                                                      UNDERLYING UNEXERCISED OPTIONS        VALUE OF UNEXERCISED
                              NUMBER OF                HELD AT FISCAL YEAR END (2)       IN-THE-MONEY OPTIONS AT FISCAL
                                SAHRES        VALUE                                           YEAR END ($) (3)
                             ACQUIRED ON     REALIZED
  NAME                         EXERCISE      ($) (1)   EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
  ----------------           -----------     --------  -----------     -------------     -----------     -------------
  David Robson                     --           --     1,640,416        1,026,251               150             150
  Murray Chancellor                --           --        83,333          366,667                --              --
  Vincent McDonnell                --           --        33,333          200,000                --              --
  Anthony Potter                   --           --        64,500          152,500                --              --


     (1) The amounts in this column have been calculated based upon the difference between the quoted market price of the securities underlying each stock option on the date of exercise and its exercise price.

     (2) The exercise of stock options is not dependent on performance criteria and may be exercised in full when vested.

     (3) The amounts in this column have been calculated based upon the difference between the quoted market price of CanArgo's common stock on December 31, 2001 and the exercise price per share.

COMPENSATION OF DIRECTORS

In 2001 CanArgo paid directors' fees on a quarterly basis at a rate of $36,000 per year plus (pound)1,000 for each meeting of the Audit Committee and Compensation Committee that they attend. CanArgo also reimburses ordinary out-of-pocket expenses for attending Board and Committee meetings. The Chairman of the Board of Directors is paid 35,000 Pound Sterling per year payable on a quarterly basis.

The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the year ended December 31, 2001:


                               DIRECTORS FEES AND                            OPTIONS AND
NAME                                 OTHER                CONSULTING           WARRANTS
                                  COMPENSATION             PAYMENTS            GRANTED
----------------               ------------------         ----------         -----------
                                        $                    $
Roger Brittain                       59,450                   --                --
Russell Hammond                      37,450                   --                --
Peder Paus                           21,276                   --                --
Nils N. Trulsvik                     44,700                   --                --


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2001, CanArgo's Compensation Committee consisted of Messrs. Trulsvik, Brittain, Hammond and to June 7, 2001 Messr. Paus, all of whom are or were non-employee directors. See the section entitled "Certain Relationships and Related Transactions".

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Committee's Responsibilities

The Compensation Committee of the Board of Directors is composed entirely of non-employee directors. The Compensation Committee is responsible for setting and administering policies which govern CanArgo's executive compensation programs. The purpose of this report is to summarize the compensation philosophy and policies that the Compensation Committee applied in making executive compensation decisions in 2001.

Compensation Philosophy

The Compensation Committee has approved compensation programs intended to:

     o Attract and retain talented executive officers and key employees by providing total compensation competitive with that of other executives employed by companies of similar size, complexity and lines of business;

     o Motivate executives and key employees to achieve strong financial and operational performance;

     o Emphasize performance-based compensation, which balances rewards for short-term and long-term results;

     o    Reward individual performance;

     o Link the interests of executives with shareholders by providing a significant portion of total pay in the form of stock incentives;

     o    Encourage long-term commitment to CanArgo.

The Compensation Committee held four meetings during fiscal 2001.

Stock Based Compensation Plan

     o At December 31, 2001, stock options and warrants had been issued from the following stock based compensation plans:1995 Long-Term Incentive Plan. Adopted by CanArgo in February 1996, this plan allows for 7,500,000 shares of CanArgo's Common Stock to be issued to officers, directors, employees, consultants and advisors. As of December 31, 2001, 4,065,334 options were outstanding.

     o CAOG Plan. Adopted by CanArgo following the acquisition by CanArgo of CanArgo Oil & Gas Inc. in 1998, this plan allowed for 988,000 shares of CanArgo's Common Stock to be issued to employees, consultants and advisors. As of December 31, 2001, 806,667 options were outstanding.

     o Special Stock Options and Warrants. Adopted by CanArgo in September 2000, this plan was created to allow CanArgo to retain and provide incentives to existing executive officers and directors and to allow recruitment of new officers and directors following the Company's decision to relocate finance and administrative functions from Calgary, Canada to London, England. As of December 31, 2001, 2,220,000 special stock options and warrants were outstanding.

Compensation Methodology

Each year the Compensation Committee reviews data from market surveys, proxy statements issued by competitors and independent consultants to assess CanArgo's competitive position with respect to the following three components of executive compensation:

     o    base salary;

     o    annual incentives; and

     o    long-term incentives.

The Compensation Committee also considers individual performance, level of responsibility, and skills and experience in making compensation decisions for each executive.

Components of Compensation

Base Salary: Base salaries for executives are determined based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and competitive data obtained from consultants and staff research. The goal for the base pay component is to compensate executives at a level which approximates the median salaries of individuals in comparable positions with comparable companies in the oil and gas industry. The Compensation Committee approves all salary increases for executive officers. No base pay increases were approved in 2001 for executive officers of CanArgo.

Annual Incentives: Annual cash incentives have been developed in conjunction with performance objectives for CanArgo Energy Corporation and the executive's particular business unit. In 2000, the Compensation Committee approved an annual cash incentive for the Chief Executive Officer and in 2001 approved an annual cash incentive for other executives.

Long-Term Incentive Compensation: The Compensation Committee has structured long-term incentive compensation to provide for an appropriate balance between rewarding performance and encouraging employee retention. Long-term incentives are granted primarily in the form of stock options. The purpose of stock options is to align compensation directly with increases in shareholder value. The number of options granted is determined by reviewing survey data to determine the compensation made to other executives and management employees in comparable positions with comparable companies in the oil and gas sector. In determining the number of options to be awarded, the Compensation Committee also considers the grant recipient's qualitative and quantitative performance, the size of stock option awards in the past, and expectations of the grant recipient's future performance.

In 2001, the Compensation Committee approved a series of new stock options to a broad range of employees. The stock option awards were granted under the various plans available in the company.

Compliance with Section 162(m) of the Internal Revenue Code

Under Section 162(m) of the Internal Revenue Code, CanArgo Energy Corporation may not deduct annual compensation in excess of $1 million paid to certain employees, generally its Chief Executive Officer and its four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards which would vest upon the passage of time or other compensation which would not result in qualification of those awards as performance-based compensation. It is not anticipated that compensation realized by any executive officer under CanArgo Energy Corporation plans and programs now in effect will result in a material loss of tax deductions.

Compensation of the Chief Executive Officer

The Compensation Committee reviews annually the compensation of the Chief Executive Officer and recommends any adjustments to the Board of Directors for approval. The Chief Executive Officer participates in the same programs and receives compensation under the same programs as other executives. However, the Chief Executive Officer's compensation reflects the greater policy and decision-making authority that the Chief Executive Officer holds and the higher level of responsibility he has with respect to the strategic direction of CanArgo Energy Corporation and its financial and operating results. For 2001, the components of Dr. Robson's compensation were:

     o Base Salary: After considering CanArgo's overall performance and competitive practices, and the signing of a 3 year contract, the Compensation Committee recommended, and the Board of Directors approved, a base salary of (pound)150,000 (approx $217,500) for Dr. Robson, effective July 1, 2000.

     o Short-Term Incentives: In 2001, incentive compensation for Dr. Robson was based solely upon increase in cash flow per quarter. Based on 2001 cash flow performance each quarter, Dr. Robson qualified for a quarterly bonus in 2001 of $15,075. The bonus is capped at one times salary for a given quarter.

     o Long-Term Incentives: In 2001, Dr. Robson received 585,000 performance share awards all under the CanArgo Energy Corporation 1995 Long-Term Incentive Plan. The optioned shares have a term of five years, with 438,750 currently vested and the remainder vesting on 30 June 2002.

In August 2000, the Compensation Committee elected to schedule its annual review of Chief Executive Officer performance and compensation for April of each year, to assure thorough consideration of year-end results. Actions taken by the Board of Directors in April 2002 with respect to Dr. Robson's 2002 compensation will be reflected in the proxy statement for the 2003 meeting of shareholders.

It is the Compensation Committee's intention that, when taken together, the components of Dr. Robson's pay, including base salary, annual incentives, short-term incentive opportunity and long-term incentives, will result in compensation which approximates compensation paid by companies of similar size and industry.

This report has been provided by the Compensation Committee.

NILS N. TRULSVIK, CHAIRMAN
ROGER BRITTAIN
RUSSELL HAMMOND

PERFORMANCE MEASUREMENT COMPARISON

The chart set forth below shows the value of an investment of $100 on December 31, 1997 in each of CanArgo's Common Stock, the NASDAQ Composite Index and a peer group of certain oil and gas exploration and development companies. The peer group consists of the following independent oil and gas exploration companies: A&B Geoscience Corporation, Aminex plc, Bitech Petroleum Corporation, Bow Valley Energy Ltd., ASA, EuroGas, JKX Oil & Gas plc, Centurion Energy International Inc., Lundin Oil AB, Ramco Energy plc and Soco International plc.

All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31 of each year. The historical stock price performance of the Common Stock shown in the performance graph below is not necessarily indicative of future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC


        Year End        CanArgo Stock Price     Peer Group Index        NASDAQ Composit Index
        --------        -------------------     ----------------        ---------------------
          1997                  100                   100                       100
          1998                   33                    69                       140
          1999                   82                    82                       260
          2000                   94                    80                       158
          2001                   31                    75                       110


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2001 with respect to aggregate beneficial ownership of outstanding shares of Common Stock and shares of Common Stock that would be issued upon exchange of Exchangeable Shares either outstanding or issuable for no additional consideration, by each person known by CanArgo to be the beneficial owner of more than 5% of the aggregate of such shares, by each Director and Named Officer of CanArgo and by all Directors and executive officers of CanArgo as a group.

                                                     AMOUNT AND NATURE OF
           NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP      PERCENT OF CLASS
           ------------------------                  --------------------      ----------------
           Roger Brittain                                 122,133     (1)      *
           David Robson                                 1,760,416     (2)      1.9%
           Nils N. Trulsvik                               391,366     (3)      *
           Russell Hammond                                317,916     (4)      *
           Murray Chancellor                               83,333     (5)      *
           Vincent McDonnell                               33,333     (6)      *
           Anthony Potter                                  64,500     (7)      *
           All Directors and executive officers as
           a group (7 persons)                          2,772,997     (8)      3.0%

           * Less than 1%.

(1)  Includes 83,333 shares underlying presently exercisable options.
(2)  Includes 1,640,416 shares underlying presently exercisable options.
(3)  Includes 317,916 shares underlying presently exercisable options.
(4)  Includes 317,916 shares underlying presently exercisable options.
(5)  Includes 83,333 shares underlying presently exercisable options.
(6)  Includes 33,333 shares underlying presently exercisable options.
(7)  Includes 64,500 shares underlying presently exercisable options.
(8) Includes 2,540,747 shares underlying presently exercisable options held by directors and executive officers as a group

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non-voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. The transactions were approved by an independent committee of the Board of Directors. Two members of the Board of Directors of CanArgo who were also members of the Board of Directors of Terrenex Acquisition Corporation abstained from voting on the transactions.

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

         *10(3) Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

         10(4) Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         10(5) Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         10(6) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

         10(7) Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999 (Incorporated herein by reference from December 28, 1999 Form 8-K).

         10(8) Form of Subscription Agreement (Incorporated herein by reference from December 28, 1999 Form 8-K).

         10(9) Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January

                  19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

         10(10) Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

         10(11) Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

         10(12) Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

         10(13) Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15, 2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company (Incorporated herein by reference from July 20, 2000 Form 8-K).

         *10(14) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(15) Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(16) Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         *10(17) Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         *10(18) Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(19) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(20) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(21) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000, related to the purchase of 28.7% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

         *10(22) Employment Agreements between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000.

         21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

         23       Consent of PricewaterhouseCoopers.

(B) REPORTS ON FORM 8-K:

         During the quarter ended December 31, 2001, CanArgo filed no current reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
            (Registrant)

By:  /s/Anthony J. Potter                                Date:   March 18, 2002
     -----------------------------------------
     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Roger Brittain                                  Date:   March 18, 2002
     -----------------------------------------
     Roger Brittain, Director and
     Chairman of the Board

By:  /s/David Robson                                    Date:   March 18, 2002
     -----------------------------------------
     David Robson, Managing Director and Chief
     Executive Officer

By:  /s/Russell Hammond                                 Date:   March 18, 2002
     -----------------------------------------
     Russell Hammond, Director

By:  /s/Nils N. Trulsvik                                Date:   March 18, 2002
     -----------------------------------------
     Nils N. Trulsvik, Director

By:  /s/Anthony J. Potter                               Date:   March 18, 2002
     -----------------------------------------
     Anthony J. Potter, Chief Financial Officer

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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers as indicated in their report. Management has made available to PricewaterhouseCoopers all the Company's financial records and related data and minutes of directors' and audit committee meetings.

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


/s/ Dr. David Robson                      /s/ Anthony J. Potter
Chief Executive Officer                   Chief Financial Officer


March 18, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Directors and Shareholders of CanArgo Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CanArgo Energy Corporation and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                          /s/ PricewaterhouseCoopers
London, England                           PRICEWATERHOUSECOOPERS
March 18, 2002                            Chartered Accountants

                           CANARGO ENERGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                   December 31,    December 31,
                                                       2001            2000
                                                   ------------    ------------
ASSETS
Cash and cash equivalents                          $  5,891,292    $ 29,697,267
Accounts receivable                                   2,646,110         395,457
Inventory                                               583,849         695,909
Prepayments                                           2,235,712         685,991
Other current assets                                    733,211         201,062
                                                   ------------    ------------
     Total current assets                          $ 12,090,174    $ 31,675,686

Capital assets, net                                  57,684,710      50,477,344
Investments in and advances to oil and gas and
   other ventures - net                               1,085,922         696,374
                                                   ------------    ------------
TOTAL ASSETS                                       $ 70,860,806    $ 82,849,404
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                   $  1,618,308    $  2,630,118
Advances from joint venture partner                          --       5,888,573
Current portion of long term debt                       392,408              --
Income taxes payable                                     90,456          61,000
Accrued liabilities                                     400,221         409,144
                                                   ------------    ------------
     Total current liabilities                     $  2,501,393    $  8,988,835

Long term debt                                          514,352              --
Provision for future site restoration                    64,290          40,990

Minority shareholder advances                           450,000              --
Minority interest in subsidiaries                     1,531,191       1,393,915
Commitments and contingencies (Note 10)

Stockholders' equity:
   Preferred stock, par value $0.10 per share                --              --
   Common stock, par value $0.10 per share            9,200,845       7,595,069
   Capital in excess of par value                   144,057,517     139,071,031
   Accumulated deficit                              (87,458,782)    (74,240,436)
                                                   ------------    ------------
     Total stockholders' equity                    $ 65,799,580    $ 72,425,664
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 70,860,806    $ 82,849,404
                                                   ============    ============

        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                         December 31,    December 31,    December 31,
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
Operating Revenues from Continuing Operations:
   Oil and gas sales                                     $  3,967,078    $  6,108,779    $  2,493,612
   Refining and marketing                                  10,203,252         661,880              --
   Other                                                      608,032         364,900         289,321
                                                         ------------    ------------    ------------
                                                           14,778,362       7,135,559       2,782,933
                                                         ------------    ------------    ------------

Operating Expenses:
   Field operating expenses                                 1,568,011       1,287,035       1,062,610
   Purchases of crude oil and products                      7,627,253         138,144              --
   Refinery operating expenses                                791,139         439,037              --
   Direct project costs                                     1,300,423         737,731         766,424
   Selling, general and administrative                      4,220,844       3,054,675       2,192,728
   Depreciation, depletion and amortization                 3,351,229       3,875,988       1,145,029
   Impairment of oil and gas properties                     7,300,000              --         233,957
   Impairment of oil and gas ventures                              --              --       5,459,793
   Impairment of other assets                               3,859,795              --              --
   Gain (loss) on disposition of assets                       (16,130)             --         (41,742)
                                                         ------------    ------------    ------------
                                                           30,034,824       9,532,610      10,902,283
                                                         ------------    ------------    ------------

OPERATING LOSS FROM CONTINUING OPERATIONS                 (15,256,462)     (2,397,051)     (8,119,350)
                                                         ------------    ------------    ------------
Other Income (Expense):
   Interest, net                                              575,883         549,749        (199,604)
   Other                                                     (126,162)        (99,469)        (74,172)
   Equity income (loss) from investments                     (160,000)       (240,070)       (261,234)
                                                         ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                  289,721         210,210        (535,010)
                                                         ------------    ------------    ------------

NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST          (14,966,741)     (2,186,841)     (8,654,360)

Income taxes                                                   46,203              --              --
Minority interest in loss of consolidated subsidiaries      1,794,598          35,237         181,500
                                                         ------------    ------------    ------------
NET LOSS AND COMPREHENSIVE LOSS                          $(13,218,346)   $ (2,151,604)   $ (8,472,860)
                                                         ============    ============    ============
   Weighted average number of common shares
     outstanding                                           83,869,579      54,950,630      26,370,235
                                                         ------------    ------------    ------------
NET LOSS PER COMMON SHARE - BASIC                        $      (0.16)   $      (0.04)   $      (0.32)
                                                         ------------    ------------    ------------
NET LOSS PER COMMON SHARE - DILUTED                      $      (0.16)   $      (0.04)   $      (0.32)
                                                         ------------    ------------    ------------

        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                            December 31,    December 31,    December 31,
                                                                2001            2000            1999
                                                            ------------    ------------    ------------
Operating activities:
   Net loss                                                 $(13,218,346)   $ (2,151,604)   $ (8,472,860)
   Depreciation, depletion and amortization                    3,351,229       3,875,988       1,145,029
   Impairment of oil and gas properties                        7,300,000              --         233,957
   Impairment of other assets                                  3,859,795              --       5,459,793
   Issuance of common stock for services                              --         112,700         298,872
   Equity loss (income) from investments                         160,000         240,070         261,234
   Loss (gain) on disposition of assets                           16,130              --          41,742
   Allowance for doubtful accounts                               200,000         100,000          76,921
   Minority interest in loss of consolidated subsidiaries     (1,794,598)        (35,237)       (181,500)
   Changes in assets and liabilities:
     Accounts receivable                                      (2,184,137)        221,678        (121,429)
     Inventory                                                   112,060          19,256         (18,095)
     Prepayments                                                (130,300)       (628,853)        271,442
     Other current assets                                       (532,149)       (144,222)        277,539
     Accounts payable                                         (2,508,286)        204,624         322,536
     Income taxes payable                                         29,456              --              --
     Accrued liabilities                                        (281,318)         62,225        (805,053)
     Receipt (use of) advances from joint venture partner     (5,888,573)      5,888,573              --
                                                            ------------    ------------    ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES         (11,509,037)      7,765,198      (1,209,872)
                                                            ------------    ------------    ------------
Investing activities:
   Capital expenditures                                      (15,738,868)    (12,485,506)     (3,504,840)
   Proceeds from disposition of assets                            19,383          13,408       1,166,234
   Acquisitions, net of cash acquired                         (4,044,973)             --              --
   Proceeds from disposition of investment                       125,000              --              --
   Investments in and advances to oil and gas and other
     ventures                                                 (1,198,017)       (236,074)       (649,603)
   Change in non working capital items                        (1,340,359)       (150,000)        150,000
                                                            ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                        (22,177,834)    (12,858,172)     (2,838,209)
                                                            ------------    ------------    ------------
Financing Activities:
   Proceeds from sales of common stock                         7,235,337      33,283,873       6,392,739
   Share issue costs                                            (643,075)     (2,848,505)       (828,300)
   Minority shareholder advances                                 450,000              --              --
   Advances from minority interest                             1,931,874         500,000              --
   Increase in long term debt                                    906,760              --              --
   Cash acquired                                                      --         207,470              --
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      9,880,896      31,142,838       5,564,439
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (23,805,975)     26,049,864       1,516,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                29,697,267       3,647,403       2,131,045
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  5,891,292    $ 29,697,267    $  3,647,403
                                                            ============    ============    ============

        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                              COMMON STOCK
                                        -------------------------
                                         NUMBER OF
                                          SHARES                       ADDITIONAL                        TOTAL
                                        ISSUED AND                      PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                         ISSUABLE      PAR VALUE        CAPITAL         DEFICIT          EQUITY
                                        ----------   ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1998              15,157,868       1,515,786      90,549,249     (63,615,972)     28,449,063

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration         5,856,775         585,678      10,996,692              --      11,582,370
                                        ----------       ---------     -----------     -----------     -----------
TOTAL, DECEMBER 31, 1998                21,014,643       2,101,464     101,545,941     (63,615,972)     40,031,433
                                        ----------       ---------     -----------     -----------     -----------
Less shares issuable at
beginning of year                       (5,856,775)       (585,678)    (10,996,692)             --     (11,582,370)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                 5,327,016         532,702      10,002,014              --      10,534,716

Issuance of common stock in
connection with acquisition of oil
and gas properties                         650,000          65,000         375,740              --         440,740

Issuance of common stock for
services                                   537,917          53,792         245,080              --         298,872

Issuance of common stock
pursuant to registration statement      11,850,362       1,185,036       2,370,073              --       3,555,109


Issuance of common stock
pursuant to private placement            3,300,000         330,000       2,507,630              --       2,837,630

Share issue costs                               --              --        (828,300)             --        (828,300)

Net loss                                        --              --              --      (8,472,860)     (8,472,860)
                                        ----------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999              36,823,163    $  3,682,316    $105,221,486    $(72,088,832)   $ 36,814,970
                                        ----------    ------------    ------------    ------------    ------------
Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration           529,759          52,976         994,678              --       1,047,654
                                        ----------    ------------    ------------    ------------    ------------
TOTAL, DECEMBER 31, 1999                37,352,922    $  3,735,292    $106,216,164    $(72,088,832)   $ 37,862,624
                                        ==========    ============    ============    ============    ============

        The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                               COMMON STOCK
                                        --------------------------
                                         NUMBER OF
                                          SHARES                       ADDITIONAL                         TOTAL
                                        ISSUED AND                      PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                         ISSUABLE      PAR VALUE        CAPITAL         DEFICIT           EQUITY
                                        ----------    ------------    ------------    ------------    -------------
TOTAL, DECEMBER 31, 1999                37,352,922    $  3,735,292    $106,216,164    $(72,088,832)   $ 37,862,624

Less shares issuable at
beginning of year                         (529,759)        (52,976)       (994,678)             --      (1,047,654)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                   105,968          10,597         198,966              --         209,563

Issuance of common stock
for services                               140,000          14,000          98,700              --         112,700

Issuance of common stock
to purchase minority shareholder's
interest in subsidiary                   4,054,054         405,406       4,094,594              --       4,500,000

Exercise of stock options                1,504,664         150,466         431,939              --         582,405

Issuance of common stock
pursuant to private placements          31,355,916       3,135,592      29,565,876              --      32,701,468

Issuance of common stock
to purchase controlling interest
in refinery                              1,543,125         154,313       1,512,263              --       1,666,576

Share issue costs                               --              --      (2,848,505)             --      (2,848,505)

Net loss                                        --              --              --      (2,151,604)     (2,151,604)
                                        ----------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2000              75,526,890    $  7,552,690    $138,275,319    $(74,240,436)   $ 71,587,573
                                        ----------    ------------    ------------    ------------    ------------
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration           423,791          42,379         795,712              --         838,091
                                        ----------    ------------    ------------    ------------    ------------
TOTAL, DECEMBER 31, 2000                75,950,681    $  7,595,069    $139,071,031    $(74,240,436)   $ 72,425,664
                                        ----------    ------------    ------------    ------------    ------------
Less shares issuable at
beginning of year                         (423,791)        (42,379)       (795,712)             --        (838,091)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                   274,965          27,497         516,276              --         543,772

Issuance of common stock
pursuant to private placement           16,057,765       1,605,776       5,629,561              --       7,235,337

Share issue costs                               --              --        (643,075)             --        (643,075)

Net loss                                        --              --              --     (13,218,346)    (13,218,346)
                                        ----------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 2001              91,859,620    $  9,185,962    $143,778,081    $(87,458,782)   $ 65,505,261
                                        ----------    ------------    ------------    ------------    ------------
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration           148,826          14,883         279,436              --         294,319
                                        ----------    ------------    ------------    ------------    ------------
TOTAL, DECEMBER 31, 2001                92,008,446    $  9,200,845    $144,057,517    $(87,458,782)   $ 65,799,580
                                        ==========    ============    ============    ============    ============

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

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes term-deposits with original maturity terms not exceeding 90 days.

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

     Estimated undiscounted future site restoration, dismantlement and abandonment costs of $820,000 at December 31, 2001 are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. CanArgo identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date CanArgo has not been required to expend any material amounts to satisfy such obligations.

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

     ADVANCES - Advances received by CanArgo from joint venture partners, which are to be spent by CanArgo on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of finance or investing activities. When the cash advances are spent, the payable is reduced accordingly. These advances do not contribute to CanArgo's operating profits and are accounted for/disclosed as balance sheet entries only ie. within cash and payable to joint venture partner.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for CanArgo's upstream and refining operations and the Lari is the functional currency for marketing operations. Monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 2001, 2000 and 1999 were not material.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - CanArgo reviews all of its long-lived assets except its oil and gas assets, for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of. CanArgo evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost method of accounting. See Capital Assets, Oil and Gas Properties above.

     STOCK-BASED COMPENSATION PLANS - CanArgo has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. The application of APB Opinion 25 has further been clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Accordingly, CanArgo computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the CanArgo's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

     RECENTLY ISSUED PRONOUNCEMENTS - In July 2001, FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria, which must be met, for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values. CanArgo is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Based on present circumstances Statement 141 and 142 would not have any material effect on CanArgo's financial statements.

     In August 2001, FASB issued Statement No. 143 Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability, a gain or loss is recorded for the difference between the

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     settled liability and the recorded amount. This standard will be effective for CanArgo on January 1, 2003. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

     In August 2001, FASB issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Among other provisions, the new rules change the criteria for classifying an asset as held-for-sale. The standard also broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company will adopt Statement 144 in 2002, but based on present circumstances is not expected to have any material effect on CanArgo's financial statements.


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

     The purchase price was allocated to the net assets of GAOR as follows:

          Cash                                                   $   207,470
          Other Current Assets                                       762,733
          Refining and Marketing                                   3,040,910
          Current Liabilities                                     (1,281,197)
          Minority Interest                                       (1,063,340)
                                                                 -----------
          Consideration Given - Common Shares                    $ 1,666,576
                                                                 ===========

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

4.   INVENTORY

     Inventory at December 31, 2001 consisted of the following:

                                               December 31,        December 31,
                                                   2001                2000
                                               ------------        ------------
     Crude oil                                   $373,818            $186,685
     Refined products                             210,031             509,224
                                                 --------            --------
                                                 $583,849            $695,909
                                                 ========            ========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   CAPITAL ASSETS

     Capital assets, net of accumulated depreciation and impairment, at December 31, 2001 include the following:

                                                   ACCUMULATED
                                                   DEPRECIATION        NET
                                        COST      AND IMPAIRMENT  CAPITAL ASSETS
                                    ------------  --------------  --------------
OIL AND GAS PROPERTIES
   Proved properties                $ 31,900,462    $(15,230,771)   $ 16,669,691
   Unproved properties                24,570,886              --      24,570,886
                                    -----------     ------------    ------------
                                      56,471,348     (15,230,771)     41,240,577

PROPERTY AND EQUIPMENT
   Oil and gas related equipment      13,928,639      (3,306,868)     10,621,771
   Office furniture, fixtures and
     equipment and other               1,038,451        (476,230)        562,221
                                    ------------    ------------    ------------
                                      14,967,090      (3,783,098)     11,183,992

REFINING AND MARKETING                 9,431,528      (4,171,387)      5,260,141
                                    ------------    ------------    ------------
                                    $ 80,869,966    $(23,185,256)   $ 57,684,710
                                    ============    ============    ============


     Capital assets, net of accumulated depreciation and impairment, at December 31, 2000 include the following:

                                                   ACCUMULATED
                                                   DEPRECIATION        NET
                                        COST      AND IMPAIRMENT  CAPITAL ASSETS
                                    ------------  --------------  --------------
OIL AND GAS PROPERTIES
   Proved properties                $ 29,768,241    $ (5,597,509)   $ 24,170,732
   Unproved properties                13,897,096              --      13,897,096
                                    ------------    ------------    ------------
                                      43,665,337      (5,597,509)     38,067,828

PROPERTY AND EQUIPMENT
   Oil and gas related equipment      10,394,139      (2,966,868)      7,427,271
   Office furniture, fixtures and
     equipment and other                 884,162        (421,660)        462,502
                                    ------------    ------------    ------------
                                      11,278,301      (3,388,528)      7,889,773

REFINING AND MARKETING                 4,710,210        (190,467)      4,519,743
                                    ------------    ------------    ------------
                                    $ 59,653,848    $ (9,176,504)   $ 50,477,344
                                    ============    ============    ============


     OIL AND GAS PROPERTIES

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2001 of oil and gas properties of $7,300,000. In 2001, refining assets and generating equipment were written-down to their estimated net realizable value by $3,359,795 and $500,000 respectively.

     CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest, including the Bugruvativske field. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo or that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interests of CanArgo, such entities or their respective stockholders or participants.

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

6.   INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

     CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at December 31, 2001 and 2000 is set out below:

                                                            December 31,   December 31,
                                                                2001           2000
                                                            ------------   ------------
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER
   VENTURES
Ukraine - Stynawske Field, Boryslaw
   Through 45% ownership of Boryslaw Oil Company            $ 6,698,062    $ 6,086,254
Republic of Georgia - Ninotsminda
   Through 50.0% effective ownership CanArgo Power
   Corporation                                                       --        676,583
Republic of Georgia - Ninotsminda
   Through an effective 50% ownership of East Georgian
   Pipeline Co.                                                 192,500         90,500
Uentech International Corporation
   Through an effective 45% voting interest                          --        304,943
Other Investments                                               441,614         75,001
                                                            -----------    -----------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
   AND OTHER VENTURES                                       $ 7,332,176    $ 7,233,281
                                                            -----------    -----------


EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES
Ukraine - Stynawske Field, Boryslaw                            (593,961)      (626,461)
Republic of Georgia - CanArgo Power Corporation                      --       (186,074)
Republic of Georgia - East Georgian Pipeline Co.               (192,500)       (50,000)
Uentech International Corporation                                    --       (214,579)
                                                            -----------    -----------

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            December 31,   December 31,
                                                                2001           2000
                                                            ------------   ------------
CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
   AND OTHER VENTURES                                       $  (786,461)   $(1,077,114)

IMPAIRMENT - STYNAWSKE FIELD                                 (5,459,793)    (5,459,793)

                                                            -----------    -----------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND
   OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT        $ 1,085,922    $   696,374
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

     Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. As a result of prolonged negotiations which created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company. At present, certain obligations must be met by June 2002 in order for Boryslaw Oil Company to retain the field licence including the drilling of one new well. CanArgo is currently seeking an extension to the licence to allow a proper assessment of the workovers and development plans. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if an extension to the current licence cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

     Other investments include CanArgo's 10% interest in a potential Caspian Sea exploration project and two petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the two petrol station sites using the equity method.

     CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.


7.   ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2001 and 2000 include the following:

                                             December 31,       December 31,
                                                 2001               2000
                                             ------------       ------------
     Professional fees                         $150,000           $175,000
     Office relocation                               --            126,666
     Operating costs                             90,000                 --
     Other                                      160,221            107,448
                                               --------           --------
                                               $400,221           $409,114
                                               ========           ========


8.   LONG TERM DEBT

     Bank loans at December 31, 2001 and 2000 include the following:

                                             December 31,       December 31,
                                                 2001               2000
                                             ------------       ------------
     Outstanding bank loan                    $ 906,760           $     --
     Less current portion                      (392,408)                --
                                              ---------           --------
     Long term debt                           $ 514,352           $     --
                                              =========           ========

     In November 2001, CanArgo Standard Oil Products Limited entered into a $1 million credit facility agreement with a commercial lender in Georgia to fund further expansion of its petrol station network. In 2001, the full amount of the facility was drawn of which $906,760 was outstanding as at December 31, 2001. The loan bears interest at 18% per annum and is secured by the assets of three petrol stations. The full amount of the loan is to be repaid by December 2003. No parent company guarantees have been provided by CanArgo with respect to this loan.

 9.  Minority Shareholder Advances

     In 2001 CanArgo received $450,000 on issuance of convertible loans from the other 50% shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of their share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. CanArgo anticipates increasing its interest to over 60% in CanArgo Norio Limited through an increased level of funding of this well.

     The convertible loans are non interest bearing and will convert into ordinary share capital, of CanArgo Norio Limited 30 days after the final cost of the well is known. It is at this point when the final ownership interest in CanArgo Norio Limited will be determined and consequently the $450,000 and any subsequent advances from the other 50% shareholders towards the cost of the well will be reclassified as minority interest.

 10. COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2001, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project. In December 2000, CanArgo announced that a preliminary development plan had been reached with the joint venture partner.

     LEASE COMMITMENTS - CanArgo leases office space under non-cancellable operating lease agreements. Rental expense for the years ended December 31, 2001, 2000 and 1999 was $353,594, $178,745 and $115,425 respectively.
     Future minimum rental payments over the next five years for the Company's lease obligations as of December 31, 2001, are as follows:

               2002                                   $250,000
               2003                                   $250,000
               2004                                   $250,000
               2005                                   $220,000
               2006                                   $220,000


11.  CONCENTRATIONS OF CREDIT RISK

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


12.  STOCKHOLDERS' EQUITY

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

     On January 24, 2002 CanArgo announced that it has established May 24, 2002 as the redemption date for all of the Exchangeable Shares of CAOG. Each Exchangeable Share will be purchased by CanArgo for shares of CanArgo Common Stock on a share-for-share basis. No cash consideration will be issued by

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CanArgo and the purchase will not increase the total number of shares of Common Stock of CanArgo issued and issuable.

As of December 31, 2001, 91,859,620 shares of Common Stock, 148,826 Exchangeable Shares and 100 shares of Voting Preferred Shares were issued and outstanding. No other shares of the Company's preferred stock have been issued.

During the years ended December 31, 2001, 2000 and 1999, the following transactions regarding CanArgo's Common Stock were consummated pursuant to authorization by CanArgo's Board of Directors or duly constituted committees thereof.


YEAR ENDED DECEMBER 31, 2001

o In 2001, CanArgo issued 274,965 shares upon exchange by holders of Exchangeable Shares.

o In July 2001, CanArgo issued 16,057,765 shares at $0.41 per share upon completion of a private placement.


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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o In December 1999, CanArgo issued 3,300,000 shares at $0.86 per share for gross proceeds of $2,837,630 upon completion of a private placement.

13.  NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 83,869,579, 54,950,630 and 26,370,235 respectively. Options to purchase CanArgo's Common Stock were outstanding during the years ended December 31, 2001, 2000 and 1999 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.

14.  INCOME TAXES

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


                                                      YEAR ENDED              YEAR ENDED            YEAR ENDED
                                                   DECEMBER 31, 2001       DECEMBER 31, 2000     DECEMBER 31, 1999
                                                   -----------------       -----------------     -----------------

     Income tax benefit at statutory rate           $  (4,494,238)            $  (731,545)          $  (2,880,772)
     Benefit of losses not recognized                   4,494,238                 731,545               2,880,772
     Foreign tax provision                                 46,203                      --                      --
     Other, net                                                --                      --                      --
                                                    -------------             -----------           -------------
     Provision for income taxes                     $      46,203             $        --           $          --
                                                    =============             ===========           =============
     Effective tax rate                                       0.3%                      0%                      0%
                                                    =============             ===========           =============

     The components of deferred tax assets as of December 31, 2001 and 2000 were as follows:


                                                                            DECEMBER 31,            DECEMBER 31,
                                                                                2001                    2000
                                                                            ------------            ------------
     Net operating loss carryforwards                                       $ 11,256,000            $ 13,172,000

     Foreign net operating loss carryforwards                                  4,844,000               6,268,000
     Net timing differences on impairments and accelerated                     8,981,000               8,388,000
     capital allowances                                                     ------------           -------------
                                                                              25,081,000              27,828,000
     Valuation allowance                                                     (25,081,000)            (27,828,000)
                                                                            ------------           -------------
     Net deferred tax asset recognized in balance sheet                     $         --           $          --
                                                                            ============           =============

     On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000 CanArgo experienced changes in the CanArgo's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $413,000 per year on a cumulative basis. As of December 31, 2001, total U.S. net operating loss carryforwards were approximately $33,107,000. Of that amount, approximately $322,000 was incurred subsequent to the ownership change in 2000, $32,785,000 was

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     incurred prior to 2000 and therefore is subject to the IRC Section 382 limitation. See Note 1 of Notes to Consolidated Financial Statements.

     The net operating loss carryforwards expire from 2002 to 2021 The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. CanArgo has also generated approximately $14,247,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

     CanArgo's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. CanArgo may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

15.  SEGMENT AND GEOGRAPHICAL DATA

     During the year ended December 31, 1999 CanArgo operated through one business segment, oil and gas exploration and production. In 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products.

     Operating revenues for the years ended December 31, 2001, 2000 and 1999 by business segment and geographical area were as follows:


                                                 DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                     2001                     2000                   1999
                                                -------------           -------------           -------------
     OPERATING REVENUES:
     OIL AND GAS EXPLORATION,
     DEVELOPMENT AND PRODUCTION

       Eastern Europe                           $   4,873,623           $   6,108,779           $   2,274,524
       Canada                                              --                      --                 219,088
                                                -------------           -------------           -------------
                                                    4,873,623               6,108,779               2,493,612
     REFINING AND MARKETING

       Eastern Europe                              10,203,252                 661,880                      --

     INTERSEGMENT ELIMINATIONS                       (906,545)                     --                      --
                                                -------------           -------------           -------------
     TOTAL                                      $  14,170,330           $   6,770,659           $   2,493,612
                                                =============           =============           =============


     In 2001, the Company sold its oil and gas production in Eastern Europe to five (2000 - five, 1999 - five) customers. In 2001 sales to three third party customers represented 67%, 12% and 12% of oil and gas revenue respectively. In 2000 sales to three third party customers represented 43%, 25% and 14% of oil and gas revenue respectively. In 1999 sales to three third party customers represented 38%, 34% and 11% of oil and gas revenue respectively.

     Operating profit (loss) for the years ended December 31, 2001, 2000 and 1999 by business segment and geographical area were as follows:


                                                 DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                     2001                     2000                   1999
                                                -------------           -------------           -------------
     OPERATING PROFIT (LOSS):
     OIL AND GAS EXPLORATION,
     DEVELOPMENT AND PRODUCTION

       Eastern Europe                           $  (6,630,886)          $     871,896           $  (6,154,404)
       Canada                                              --                      --                  (7,926)
                                                -------------           -------------           -------------
                                                   (6,630,886)                871,896              (6,162,330)
     REFINING AND MARKETING

       Eastern Europe                              (3,832,529)               (294,156)                     --

     CORPORATE AND OTHER EXPENSES                  (4,793,047)             (2,974,791)             (1,957,020)
                                                -------------           -------------           -------------


                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                -------------           -------------           -------------
     TOTAL                                      $ (15,256,462)          $  (2,397,051)          $  (8,119,350)
                                                =============           =============           =============

     As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2001 of oil and gas properties of $7,300,000. In 2001, refining assets and generating equipment were written-down to their estimated net realizable value by $3,359,795 and $500,000 respectively. The write-down of oil and gas properties and generating equipment was recorded in operating profit (loss) for oil and gas, exploration and production. The write-down of refining assets was recorded in profit (loss) for refining and marketing activities.

     Identifiable assets as of December 31, 2001 and 2000 by business segment and geographical area were as follows:


                                                       DECEMBER 31, 2001       DECEMBER 31, 2000
                                                       -----------------       -----------------
     CORPORATE

       Eastern Europe                                    $    3,926,930          $      695,909
       Western Europe (principally cash)                      8,163,244              30,979,777
                                                         --------------          --------------
     TOTAL CORPORATE                                         12,090,174              31,675,686
                                                         --------------          --------------
      OIL AND GAS EXPLORATION,
      DEVELOPMENT AND PRODUCTION

       Eastern Europe                                        52,424,569              45,957,601

     REFINING AND MARKETING

       Eastern Europe                                        5,260,141               4,519,743

     OTHER ENERGY PROJECTS

       Eastern Europe                                         1,085,922                 606,010
       Canada                                                        --                  90,364
                                                         --------------          --------------
     TOTAL OTHER ENERGY PROJECTS                              1,085,922                 696,374
                                                         --------------          --------------
     TOTAL IDENTIFIABLE ASSETS                           $   70,860,806          $   82,849,404
                                                         ==============          ==============


16.  SUPPLEMENTAL CASH FLOW INFORMATION AND
     NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the years ended December 31, 2001, 2000 and 1999:


                                                 DECEMBER 31, 2001     DECEMBER 31, 2000     DECEMBER 31, 1999
                                                 -----------------     -----------------     -----------------
     Supplemental schedule of non-cash
     activities:

     Issuance of Common Stock in connection
     with acquisition of minority interest
     shareholders interest in subsidiary              $   --             $4,500,000              $      --

     Issuance of Common Stock in connection
     with acquisition of controlling
     interest in refinery                                 --              1,666,576                     --

     Issuance of Common Stock in connection
     with investments in oil and gas ventures             --                    --                 440,740


                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Issuance of Common Stock in connection
     with compensation earned and third
     party services provided                              --                112,700                298,872
                                                       -----             ----------              ---------
                                                       $  --             $6,279,276              $ 739,612
                                                       =====             ==========              =========

17.  STOCK-BASED COMPENSATION PLANS

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

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by CanArgo in February 1996, 7,500,000 shares of the CanArgo's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of CanArgo, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 2001. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 4,065,334 options were outstanding at December 31, 2001.

     Pursuant to the terms of the Combination Agreement, on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan") to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the CanArgo's Common Stock. Pursuant to the CAOG Plan, which has been adopted by CanArgo, a total of 988,000 shares of CanArgo's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 806,667 options were outstanding at December 31, 2001.

     In 2000, special stock options and warrants to purchase 2,220,000 shares of CanArgo's Common Stock were issued to various individuals who were serving or were expected in the future to serve CanArgo as officers, directors and employees. The special stock options are exercisable at an exercise price of $1.437 per common share. The warrants are exercisable at an exercise price of $1.27 per common share. At December 31, 2001, all 2,220,000 special stock options and warrants remained outstanding.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan, CAOG Plan and special stock options and warrants is as follows:


                                                                                  SHARES ISSUABLE      WEIGHTED AVERAGE
                                                         SHARES AVAILABLE        UNDER OUTSTANDING          EXERCISE
                                                             FOR ISSUE                 OPTIONS               PRICE
                                                         -----------------       -----------------     ----------------

     BALANCE, DECEMBER 31, 1998                                  93,584               1,718,416              1.70
       Options (1994 & 1995 Plan):
          Increase in shares available for issue              3,250,000                      --
          Granted at market                                  (2,746,166)              2,746,166              0.36
          Canceled (1994 Plan)                                       --                 (74,000)             3.00
          Canceled                                              298,332                (298,332)             1.95
       CAOG Plan Authorization:
          Granted at market                                    (227,500)                227,500              0.31
          Canceled                                              198,000                (198,000)             1.17
                                                            -----------              ----------            ------

     BALANCE, DECEMBER 31, 1999                                 866,250               4,121,750              0.72
       Options (1994 & 1995 Plan):
          Granted at market                                  (1,087,000)              1,087,000              1.06
          Exercised                                                  --              (1,441,331)             0.39
          Canceled                                              436,250                (436,250)             0.89
       CAOG Plan Authorization:
          Granted at market                                    (485,000)                485,000              1.10
          Exercised                                                                     (63,333)             0.46
          Canceled                                              737,500                (737,500)             1.69
       Special Stock Options and Warrants:
          Granted at market                                          --               2,220,000              1.40
                                                            -----------              ----------            ------
     BALANCE, DECEMBER 31, 2000                                 468,000               5,235,336              1.02
       Options (1995 Plan):
          Increase in shares available for issue              3,500,000                      --
          Granted at market                                  (1,795,000)              1,795,000              0.68
          Exercised                                                  --                      --
          Canceled                                              123,335                (123,335)             1.44
       CAOG Plan Authorization:
          Granted at market                                    (185,000)                185,000              1.02
          Exercised                                                  --                      --
          Canceled                                                   --                      --
                                                            -----------              ----------            ------
    BALANCE, DECEMBER 31, 2001                                2,111,335               7,092,001              0.92
                                                            ===========              ==========            ======

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:


                                               SHARES ISSUABLE      WEIGHTED AVERAGE
                                              UNDER EXERCISABLE         EXERCISE
                                                   OPTIONS               PRICE
                                              -----------------     ----------------
      December 31, 1999                               672,277          $   1.85
      December 31, 2000                               725,329          $   0.99
      December 31, 2001                             3,452,831          $   0.91

     The weighted average fair value of options granted during the year was $0.71, $1.26 and $0.22 for the years ended December 31, 2001, 2000 and 1999 respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001:

                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
    ---------------------------------------------------------------------------------------------------------------
                                    NUMBER          WEIGHTED                          NUMBER
                                  OF SHARES         AVERAGE      WEIGHTED           OF SHARES           WEIGHTED
    RANGE OF EXERCISE           OUTSTANDING AT     REMAINING      AVERAGE          EXERCISABLE AT        AVERAGE
        PRICES                DECEMBER 31, 2001      TERM      EXERCISE PRICE    DECEMBER 31, 2001   EXERCISE PRICE
    ------------------        -----------------   ----------   --------------   ------------------- ----------------
    $0.275 to $0.69                  2,790,001        4.64             0.65            1,511,249             0.48
    $0.70 to $0.99                     175,000        3.97             0.88               61,667             0.88
    $1.00 to $1.85                   4,127,000        2.50             1.30            1,879,915             1.26
                              -----------------   ----------    -------------   ------------------- ----------------
    $0.275 to $14.50                 7,092,001        3.38             0.92            3,452,831             0.91
                              =================   ==========    =============   =================== ================

     As discussed in Note 2, Summary of Significant Accounting Policies, "Stock-Based Compensation Plans", CanArgo accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, CanArgo's net loss and net loss per common share after plan forfeitures would have been approximately $14,553,000 and $0.17 respectively for the year ended December 31, 2001, $3,077,000 and $0.05 respectively for the year ended December 31, 2000 and $8,806,000 and $0.34 respectively for the year ended December 31, 1999.

     The fair value of each stock option granted by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the years ended December 31, 2001, 2000 and 1999: dividend yield of 0.00%, risk-free interest rate of 4.61% for the year ended December 31, 2001, dividend yield of 0.00%; risk-free interest rate of 5.98% for the year ended December 31, 2000, and dividend yield of 0.00%; risk-free interest rate of 5.86% for the year ended December 31, 1999, the average expected lives of options of 3.37 years, 3.51 years and
     4.0 years respectively; and volatility of 75.15% for the year ended December 31, 2001, 75.07% for the year ended December 31, 2000 and 80.0% for the year ended December 31, 1999.

18.  RELATED PARTY TRANSACTIONS

     The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by the shareholders who own the 50% interest in CanArgo Standard Oil Products Ltd. not held by CanArgo. Total product purchasers from the related company in 2001 were $4,941,000. At December 31, 2001, accounts payable included $223,725 with respect to these purchases. In 2001 the related company also contributed petrol station cites to CanArgo Standard Oil Products at negotiated arms length amounts.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2001 was $124,078.

     In 2000, three non-employee directors each received compensation in the amount of $90,000 for services provided with respect to the June and August 2000 private placements.

19.  SUBSEQUENT EVENTS

     On February 12, 2002, CanArgo completed a private placement of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) for gross proceeds of approximately $1,719,000.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                  QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                                         2001
                                   --------------------------------------------------------------------------------
                                      FIRST             SECOND            THIRD           FOURTH
                                     QUARTER           QUARTER           QUARTER          QUARTER            YEAR
                                   -----------       ------------     ------------       ----------        --------
Operating Revenue                  $ 3,597,803      $ 2,963,636       $ 4,082,422      $  4,134,501     $ 14,778,362
Operating Loss from
Continuing Operations                 (545,801)      (1,254,982)         (698,675)      (12,757,004)     (15,256,462)
Net Loss                              (326,081)      (1,203,440)         (487,364)      (11,201,461)     (13,218,346)
Net Loss per Common Share -
basic and diluted                       (0.00)            (0.02)            (0.01)           (0.12)            (0.16)



                                                                         2000
                                   --------------------------------------------------------------------------------
                                      FIRST             SECOND            THIRD           FOURTH
                                     QUARTER           QUARTER           QUARTER          QUARTER            YEAR
                                   -----------       ------------     ------------       ----------        --------
Operating Revenue                   $2,080,976       $1,515,095        $1,163,277      $ 2,376,211       $ 7,135,559
Operating Profit (Loss) from
Continuing Operations                  122,707         (187,392)         (788,199)      (1,544,167)       (2,397,051)
Net Profit (Loss)                      100,462         (279,952)         (712,729)      (1,259,585)       (2,151,604)
Net Profit (Loss) per Common
Share - basic and diluted                0.00             (0.01)            (0.01)           (0.02)            (0.04)

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

No major discovery or other favorable or adverse event subsequent to December 31, 2001 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables sets forth the Company's net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2001, as estimated by the independent petroleum engineering firm, Ashton Jenkins
Mann:


 NET PROVED RESERVES - OIL                                REPUBLIC OF
 (In Thousands of Barrels)                                  GEORGIA              CANADA           TOTAL
                                                         -------------          ---------        --------
 DECEMBER 31, 1998                                              7,544               158            7,702
     Purchase of properties                                        --              ----               --
     Revisions of previous estimates                               --                --               --
     Extension, discoveries, other additions                      274                --              274
     Production                                                  (100)              (17)            (117)
     Disposition of properties                                     --              (141)            (141)
                                                              -------           -------           ------
 DECEMBER 31, 1999                                              7,718                --            7,718
     Purchase of properties                                     1,610                --            1,610
     Revisions of previous estimates                               --                --               --
     Extension, discoveries, other additions                      583                --              583
     Production                                                  (246)               --             (246)
     Disposition of properties                                     --                --               --
                                                              -------           -------           ------
 DECEMBER 31, 2000                                              9,665                --            9,665
     Purchase of properties                                        --                --
     Revisions of previous estimates                           (5,522)               --           (5,522)
     Extension, discoveries, other additions                       --                --               --
     Production                                                  (414)               --             (414)
     Disposition of properties                                     --                --               --
                                                              -------           -------           ------
 DECEMBER 31, 2001                                              3,729                --            3,729
                                                              =======           =======           ======
 NET PROVED DEVELOPED OIL RESERVES
     December 31, 2001                                          2,928                --            2,928
                                                              =======           =======           ======

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED



NET PROVED RESERVES - GAS                       REPUBLIC OF
(In Million Cubic Feet)                           GEORGIA
                                                ------------
       Purchase of properties                         --
       Revisions of previous estimates                --
       Extension, discoveries, other additions     8,417
       Production                                    (83)
                                                 -------
DECEMBER 31, 1999                                  8,334
       Purchase of properties                      1,658
       Revisions of previous estimates                --
       Extension, discoveries, other additions     4,654
       Production                                 (1,146)
       Disposition of properties                      --
                                                 -------
DECEMBER 31, 2000                                 13,500
       Purchase of properties                         --
       Revisions of previous estimates            (7.365)
       Extension, discoveries, other additions        --
       Production                                 (1,110)
       Disposition of properties                      --
                                                 -------
DECEMBER 31, 2001                                  5,025
                                                 =======
NET PROVED DEVELOPED GAS RESERVES
       December 31, 2001                           3,863
                                                 =======

Net proved oil reserves in the Republic of Georgia as at December 31, 2001 and 2000 were as follows:


                                                  DECEMBER 31,                       DECEMBER 31,
                                                      2001                               2000
                                       -----------------------------------  ---------------------------------
                                           OIL RESERVES    PSC ENTITLEMENT     OIL RESERVES   PSC ENTITLEMENT
                                            - GROSS            VOLUMES            - GROSS         VOLUMES
                                             (MSTB)            (MSTB) (1)          (MSTB)         (MSTB) (1)
                                       -----------------  ----------------  ----------------  ---------------
Proved  Developed Producing                     3,985            2,928              3,800           2,570
Proved Undeveloped                              1,076              801             14,500           7,095
                                             --------          -------           --------         -------
TOTAL PROVEN                                    5,061            3,729             18,300           9,665
                                             ========          =======           ========         =======

Net proved gas reserves in the Republic of Georgia as at December 31, 2001 and 2000 were as follows:

                                                  DECEMBER 31,                       DECEMBER 31,
                                                      2001                               2000
                                       -----------------------------------  ---------------------------------
                                           OIL RESERVES    PSC ENTITLEMENT     OIL RESERVES   PSC ENTITLEMENT
                                            - GROSS            VOLUMES            - GROSS         VOLUMES
                                             (MMCF)            (MMCF) (1)          (MMCS)         (MMCS) (1)
                                       -----------------  ----------------  ----------------  ---------------
 Proved  Developed Producing                   12,878            3,863            15,200            4,560
 Proved Undeveloped                             3,873            1,162            29,800            8,940
                                             --------          -------           --------         -------
 TOTAL PROVEN                                  16,751            5,025            45,000           13,500
                                             ========          =======           ========         =======

-----------
(1) PSC Entitlement Volumes attributed to CanArgo using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED


Results of operations for oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                                        REPUBLIC OF
 YEAR ENDED DECEMBER 31, 2001                                             GEORGIA
                                                                       --------------
 Revenues                                                              $  4,873,623
 Operating expenses                                                       1,568,011
 Depreciation, depletion and amortization                                10,167,368
                                                                       ------------
 Operating Income/(Loss)                                                 (6,861,756)
 Income tax provision                                                           --
                                                                       ------------
 RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES            $ (6,861,756)
                                                                       ============


                                                                        REPUBLIC OF
 YEAR ENDED DECEMBER 31, 2000                                             GEORGIA
                                                                       --------------
Revenues                                                               $  6,108,779
Operating expenses                                                        1,287,035
Depreciation, depletion and amortization                                  3,099,000
                                                                       ------------
Operating Income                                                          1,722,744
Income tax provision                                                             --
                                                                       ------------
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES             $  1,722,744
                                                                       ============


                                                     REPUBLIC OF
 YEAR ENDED DECEMBER 31, 1999                          GEORGIA             CANADA              TOTAL
                                                    -------------       ------------       -------------
 Revenues                                           $  2,274,524        $  219,088         $ 2,493,612
 Operating expenses                                      703,430           205,495             908,925
 Depreciation, depletion and amortization                968,203                --             968,203
                                                    ------------        ----------         -----------
 Operating Income (Loss)                                 602,891            13,593             616,484
 Income tax provision                                         --                --                  --
                                                    ------------        ----------         -----------
 RESULTS OF OPERATIONS FOR OIL AND GAS
 PRODUCING ACTIVITIES                               $    602,891        $   13,593         $   616,484
                                                    ============        ==========         ===========

                                      F-27

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED



Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                                       EASTERN
                                                        EUROPE               CANADA               TOTAL
                                                     -------------        ------------        -------------
DECEMBER 31, 2001
Property Acquisition
     Unproved:*                                      $ 5,186,002           $    --            $ 5,186,002
     Proved                                                  --                 --                     --
Exploration                                            5,851,306                --              5,851,306
Development                                            2,054,989                --              2,054,989
                                                     -----------           -------            -----------
     Total costs incurred                            $13,092,297           $    --            $13,092,297
                                                     ===========           =======            ===========
DECEMBER 31, 2000
Property Acquisition
     Unproved*                                       $ 1,365,783           $    --            $ 1,365,783
     Proved                                                   --                --                     --
Exploration                                                   --                --                     --
Development                                            9,261,624                --              9,261,624
                                                     -----------           -------            -----------
     Total costs incurred                            $10,62$,407           $    --            $10,627,407
                                                     ===========           =======            ===========
DECEMBER 31, 1999
Property Acquisition
     Unproved*                                       $        --           $    --            $        --
     Proved                                                   --                --                     --
Exploration                                                   --                --                     --
Development                                            1,991,779            39,101              2,030,880
                                                     -----------           -------            -----------
     Total costs incurred                            $ 1,991,779           $39,101            $ 2,030,880
                                                     ===========           =======            ===========

* These amounts represent costs incurred by CanArgo and excluded from the amortization base until proved reserves are established or impairment is determined.

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:


                                                                                     REPUBLIC OF
DECEMBER 31, 2001  (IN THOUSANDS)                                                      GEORGIA
                                                                                    --------------
    Future cash inflows                                                              $   61,922
    Less related future:
     Production costs                                                                    26,177
     Development and abandonment costs                                                    6,284
                                                                                     ----------
     Future net cash flows before income taxes                                           29,461
     Future income taxes (1)                                                               (740)
                                                                                     ----------
     Future net cash flows                                                               28,721
     10% annual discount for estimating timing of cash flows                             12,026
                                                                                     ----------
     Standardized measure of discounted future net cash flows                        $   16,695
                                                                                     ==========


                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED



                                                                                     REPUBLIC OF
DECEMBER 31, 2001  (IN THOUSANDS)                                                      GEORGIA
                                                                                    --------------
    Future cash inflows                                                              $   219,531
    Less related future:
     Production costs                                                                     37,356
     Development and abandonment costs                                                    63,049
                                                                                     -----------
     Future net cash flows before income taxes                                           119,126
     Future income taxes (1)                                                              (5,063)
                                                                                     -----------
     Future net cash flows                                                               114,063
     10% annual discount for estimating timing of cash flows                              51,097
                                                                                     -----------
     Standardized measure of discounted future net cash flows                        $    62,966
                                                                                     ===========

------------
(1) Future cash flows are based on PSC Entitlement Volumes attributed to CanArgo using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                     DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
       IN THOUSANDS                                      2001                 2000                 1999
                                                  -----------------    ----------------     -----------------
Beginning of year                                    $   62,966           $   40,168            $  15,040
Purchase (sale) of reserves in place                         --               11,316                 (437)
Revisions of previous estimates                         (36,196)                (409)                  --
Development costs incurred during the period              2,055                9,262                1,992
Additions to proved reserves resulting from
  extensions, discoveries and improved recovery              --                   --                   --
Accretion of discount                                        --                   --                   --
Sales of oil and gas, net of production costs            (2,327)              (4,822)              (1,410)
Net change in sales prices, net of production
  costs                                                 (12,865)               4,393               29,256

Changes in production rates (timing) and other            3,062                3,058               (4,273)
                                                     ----------            ---------            ---------
Net increase (decrease)                                 (46,271)              22,798               25,128
                                                     ----------            ---------            ---------
End of year                                          $   16,695            $  62,966            $  40,168
                                                     ==========            =========            =========

        FILED
       HEREWITH                      EXHIBIT INDEX
      ---------                      -------------

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

         *10(3) Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

         10(4) Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         10(5) Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

         10(6) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

         10(7) Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999 (Incorporated herein by reference from December 28, 1999 Form 8-K).

         10(8) Form of Subscription Agreement (Incorporated herein by reference from December 28, 1999 Form 8-K).

         10(9) Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January

                  19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

         10(10) Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

         10(11) Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

         10(12) Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant's common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

         10(13) Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15, 2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company (Incorporated herein by reference from July 20, 2000 Form 8-K).

         *10(14) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(15) Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

         10(16) Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         *10(17) Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         *10(18) Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(19) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(20) Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

         10(21) Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000, related to the purchase of 28.7% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

      X  *10(22)  Employment Agreements between CanArgo Energy Corporation and
                  Vincent McDonnell dated December 1, 2000.

         21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

      X  23       Consent of PricewaterhouseCoopers.