Form 10-Q
period 2002-03-31
CANARGO ENERGY CORP
filed 2002-05-15
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 2002


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


               COMMISSION FILE NUMBER        0-9147
               ----------------------   ----------------

                           CANARGO ENERGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                         91-0881481
    -------------------------------             ------------------------------------
    (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

     CanArgo Services (UK) Limited
150 Buckingham Palace Road, London, England                       SW1W 9TR
-------------------------------------------                     ----------
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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of registrant's common stock outstanding on April 30, 2002 was 97,070,580. An additional 147,866 shares of common stock are issuable at any time without additional consideration upon exercise of CanArgo Oil & Gas Inc. Exchangeable Shares.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
                         PART 1. FINANCIAL INFORMATION:

Item 1. Financial Statements
        Consolidated Condensed Balance Sheets                                 3
        Consolidated Condensed Statements of Operations                       4
        Consolidated Condensed Statements of Cash Flows                       5
        Notes to Unaudited Consolidated Condensed Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial Condition,
        Results of Operations and Cash flows                                 13
Item 3. Quantitative and Qualitative Disclosures about Market Risk           21

                           PART 2. OTHER INFORMATION:

Item 2. Changes in Securities and Use of Proceeds                            22
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit Index                                                  22
         (b)  Reports on Form 8-K                                            25
Signatures                                                                   26


--------------------------------------------------------------------------------
                           FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         Unaudited
                                                            -----------------------------------
                                                              MARCH 31,           DECEMBER 31,
                                                                2002                  2001
                                                            -------------         -------------
ASSETS

Cash and cash equivalents                                   $   4,325,727         $   5,891,292
Cash held in trust                                              1,762,433                  --
Accounts receivable                                             2,911,280             2,646,110
Inventory                                                         348,733               583,849
Prepayments                                                     1,092,171             2,235,712
Other current assets                                              818,512               733,211
                                                            -------------         -------------
        Total current assets                                $  11,258,856         $  12,090,174

Capital assets, net (including unevaluated amounts of
$29,048,786 and $24,570,886, respectively)                     61,348,333            57,684,710
Investments in and advances to oil and gas and other
       ventures - net                                           1,119,146             1,085,922
                                                            -------------         -------------
TOTAL ASSETS                                                $  73,726,335         $  70,860,806
                                                            =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                            $   2,295,064         $   1,618,308
Current portion of long term debt                                 502,067               392,408
Income taxes payable                                              100,146                90,456
Accrued liabilities                                               370,043               400,221
                                                            -------------         -------------
        Total current liabilities                           $   3,267,320         $   2,501,393

Long term debt                                                    382,118               514,352
Provision for future site restoration                              82,290                64,290

Minority shareholder advances                                     895,000               450,000
Minority interest in subsidiaries                               1,612,766             1,531,191
Commitments and contingencies (Note 12)

Stockholders' equity:
        Preferred stock, par value $0.10 per share                     --                    --
        Common stock, par value $0.10 per share                 9,721,845             9,200,845
        Capital in excess of par value                        145,136,735           144,057,517
        Accumulated deficit                                   (87,371,739)          (87,458,782)
                                                            -------------         -------------
                Total stockholders' equity                  $  67,486,841         $  65,799,580
                                                            -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  73,726,335         $  70,860,806
                                                            =============         =============



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                            Unaudited
                                                                ---------------------------------
                                                                  MARCH 31,            MARCH 31,
                                                                    2002                 2001
                                                                ------------         ------------
Operating Revenues from Continuing Operations:
   Oil and gas sales                                            $  1,637,929         $  1,748,195
   Refining and marketing                                          1,364,705            1,849,608
   Other                                                           1,243,505                 --
                                                                ------------         ------------
                                                                   4,246,139            3,597,803
                                                                ------------         ------------
Operating Expenses:
   Field operating expenses                                          595,976              502,217
   Purchases of crude oil and products                             1,042,066            1,157,724
   Refinery operating expenses                                          --                120,406
   Direct project costs                                              629,439              249,580
   Selling, general and administrative                               829,876              927,889
   Depreciation, depletion and amortization                          798,539            1,185,788
                                                                ------------         ------------
                                                                   3,895,896            4,143,604
                                                                ------------         ------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                   350,243             (545,801)
                                                                ------------         ------------
Other Income (Expense):
   Interest, net                                                     (47,686)             391,156
   Other                                                             (88,512)            (104,279)
   Equity income (loss) from investments                              (8,125)             (37,000)
                                                                ------------         ------------
TOTAL OTHER INCOME (EXPENSE)                                        (144,323)             249,877
                                                                ------------         ------------
NET INCOME (LOSS) BEFORE INCOME TAX AND MINORITY
INTEREST                                                             205,920             (295,924)

Income taxes                                                         (37,302)                 --
Minority interest in income of consolidated subsidiaries             (81,575)             (30,157)
                                                                ------------         ------------
NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)               $     87,043         $   (326,081)
                                                                ============         ============
   Weighted average number of common shares outstanding           94,787,113           75,950,681
                                                                ------------         ------------

NET INCOME (LOSS) PER COMMON SHARE - BASIC                      $       0.00         $      (0.00)
                                                                ------------         ------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                    $       0.00         $      (0.00)
                                                                ------------         ------------



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Unaudited
                                                                    -------------------------------

                                                                      MARCH 31,          MARCH 31,
                                                                        2002               2001
                                                                    ------------        -----------
Operating activities:
   Net income (loss)                                               $     87,043         $   (326,081)
   Depreciation, depletion and amortization                             798,539            1,185,788
   Equity loss (income) from investments                                  8,125               37,000
   Allowance for doubtful accounts                                         --                100,000
   Minority interest in income of consolidated subsidiaries              81,575               30,157
   Changes in assets and liabilities:
      Accounts receivable                                              (265,170)            (845,390)
      Inventory                                                         235,116              263,317
      Other current assets                                              (85,301)             (17,156)
      Accounts payable                                                  676,756             (306,925)
      Income taxes payable                                                9,690                 --
      Accrued liabilities                                               (30,178)            (125,000)
                                                                   ------------         ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                  1,516,195               (4,290)
                                                                   ------------         ------------
Investing activities:
   Capital expenditures                                              (4,444,162)          (3,766,248)
   Investments in and advances to oil and gas and other
      ventures                                                          (41,349)            (112,632)
   Change in non cash working capital items                           1,143,541           (2,555,943)
                                                                   ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                (3,341,970)          (6,434,823)
                                                                   ------------         ------------
Financing Activities:
   Proceeds from sale of common stock                                 1,762,433                 --
   Share issue costs                                                   (162,215)                --
   Funds held in trust                                               (1,762,433)                --
   Minority shareholder advances                                        445,000                 --
   Advances from minority interest                                         --              1,701,652
   Advances from joint venture partner                                     --             (3,950,792)
   Decrease in long term debt                                           (22,575)                --
                                                                   ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               260,210           (2,249,140)
                                                                   ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (1,565,565)          (8,688,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        5,891,292           28,627,013
                                                                   ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,325,727         $ 19,938,760
                                                                   ============         ============



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001 (UNAUDITED)

(1)      Basis of Presentation

         The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars.

         Certain items in the consolidated condensed financial statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

(2)      Need for Significant Additional Capital, Possible Impairment of Assets

         Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects, although no firm funding commitments have been received.

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

(3)      Foreign Operations

         CanArgo's future operations and earnings will depend upon the results of CanArgo's operations in the Republic of Georgia and the Ukraine. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on CanArgo's financial position, results of operations and cash flows. Also, the success of CanArgo's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

(4)      Inventory

         Inventory at March 31, 2002 and December 31, 2001 consisted of the following:


                                         MARCH 31,             December 31,
                                           2002                    2001
                                         ---------             ------------
         Crude oil                       $226,443               $373,818
         Refined products                 122,290                210,031
                                         --------               --------
                                         $348,733               $583,849
                                         ========               ========

(5)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at March 31, 2002 and December 31, 2001 include the following:


                                                 MARCH 31, 2002                           December 31, 2001
                                     ----------------------------------      -----------------------------------
                                                           ACCUMULATED
                                                          DEPRECIATION             NET                 NET
                                         COST            AND IMPAIRMENT      CAPITAL ASSETS       CAPITAL ASSETS
                                     -----------         --------------      --------------       --------------
     OIL AND GAS PROPERTIES
       Proved properties             $31,900,462          $15,857,770          $16,042,692          $16,669,691
       Unproved properties            29,048,786                                29,048,786           24,570,886
                                     -----------          -----------          -----------          -----------
                                      60,949,248           15,857,770           45,091,478           41,240,577

     PROPERTY AND EQUIPMENT
       Oil and gas related
       equipment                      13,676,774            3,391,868           10,284,906           10,621,771

       Office furniture,
       fixtures and
       equipment and other             1,060,531              516,805              543,726              562,221
                                     -----------          -----------          -----------          -----------
                                      14,737,305            3,908,673           10,828,632           11,183,992
     REFINING AND MARKETING            9,598,853            4,170,630            5,428,223            5,260,141
                                     -----------          -----------          -----------          -----------
     TOTAL                           $85,285,406          $23,937,073          $61,348,333          $57,684,710
                                     ===========          ===========          ===========          ===========

         Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are in the Republic of Georgia for use by CanArgo in the development of the Ninotsminda field.


(6)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at March 31, 2002 and December 31, 2001 is set out below:


                                                                                         MARCH 31,          December 31,
                                                                                           2002                  2001
                                                                                       -----------          ------------
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw
              Through 45% ownership of Boryslaw Oil Company                            $ 6,739,411           $ 6,698,062
         Republic of Georgia - Ninotsminda
             Through an effective 50% ownership of East Georgian Pipeline Co.              192,500               192,500
         Other Investments                                                                 441,614               441,614
                                                                                       -----------           -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES                                                            $ 7,373,525           $ 7,332,176
                                                                                       -----------           -----------
         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                              (602,086)             (593,961)
         Republic of Georgia - East Georgian Pipeline Co.                                 (192,500)             (192,500)
                                                                                       -----------           -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                            $  (794,586)          $  (786,461)

         IMPAIRMENT - STYNAWSKE FIELD                                                   (5,459,793)           (5,459,793)
                                                                                       -----------           -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                         $ 1,119,146           $ 1,085,922
                                                                                       ===========           ===========

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

         Other investments include CanArgo's 10% interest in a potential Caspian Sea exploration project and two petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the two petrol station sites using the equity method and consolidates the remaining seventeen sites in which it has controlling interest.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(7)      Accrued Liabilities

         Accrued liabilities at March 31, 2002 and December 31, 2001 include the following:


                                          MARCH 31,         December 31,
                                            2002               2001
                                          ---------         ------------
             Professional fees            $137,600            $150,000
             Operating costs                  --                90,000
             Other                         232,443             160,221
                                          --------            --------
                                          $370,043            $400,221
                                          ========            ========


(8)      Long Term Debt

         Bank loans at March 31, 2002 and December 31, 2001 include the following:


                                              MARCH 31,            December 31,
                                                2002                  2001
                                             ----------            ------------
             Outstanding bank loan            $ 884,185             $ 906,760
             Less current portion              (502,067)             (392,408)
                                              ---------             ---------
              Long term debt                  $ 382,118             $ 514,352
                                              =========             =========


         In November 2001, CanArgo Standard Oil Products Limited entered into a $1 million credit facility agreement with a commercial lender in Georgia to fund further expansion of its petrol station network. In 2001, the full amount of the facility was drawn of which $884,185 was outstanding as at March 31, 2002. The loan bears interest at 18% per annum and is secured by the assets of three petrol stations. The full amount of the loan is to be repaid by December 2003. No parent company guarantees have been provided by CanArgo with respect to this loan.


(9)      Minority Shareholder Advances

         In 2001 CanArgo received $450,000 and in 2002, $445,000 on issuance of convertible loans from future shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of the future shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. CanArgo anticipates increasing its interest to over 60% in Norio through an increased level of funding of this well.

         The convertible loans are non interest bearing and will convert into ordinary share capital of Norio 30 days after the final cost of the well is known. It is at this point when the final ownership interest in Norio will be determined and consequently the $895,000 received to March 31, 2002 and any subsequent advances from the future shareholders towards the cost of the well will be reclassified as minority interest.

(10)     Stockholders' Equity

                                               COMMON STOCK
                                      --------------------------------
                                        NUMBER OF
                                         SHARES                              ADDITIONAL                              TOTAL
                                       ISSUED AND                             PAID-IN          ACCUMULATED        STOCKHOLDERS'
                                        ISSUABLE           PAR VALUE          CAPITAL             DEFICIT            EQUITY
                                      -------------      -------------      -------------      -------------      -------------
TOTAL, DECEMBER 31, 2001                 92,008,446      $   9,200,845      $ 144,057,517      $ (87,458,782)     $  65,799,580

Less shares issuable at beginning
of period                                  (148,826)           (14,883)          (279,436)              --             (294,319)


Issuance of common stock upon
exchange of CanArgo Oil &
Gas Inc. Exchangeable Shares                    960                 96              1,803               --                1,899

Issuance of common stock pursuant
to February private placement             5,210,000            521,000          1,241,433               --            1,762,433

Share issue costs                                                                (162,215)              --             (162,215)

Net income (loss)                              --                 --                 --               87,043             87,043
                                      -------------      -------------      -------------      -------------      -------------
BALANCE, MARCH 31, 2002                  97,070,580          9,707,058        144,859,102        (87,371,739)        67,194,421

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration            147,866             14,787            277,633               --              292,420
                                      -------------      -------------      -------------      -------------      -------------
TOTAL, MARCH 31, 2002                    97,218,446      $   9,721,845      $ 145,136,735      $ (87,371,739)     $  67,486,841
                                      =============      =============      =============      =============      =============



         On January 24, 2002 CanArgo announced that it has established May 24, 2002 as the redemption date for all of the Exchangeable Shares of CanArgo Oil & Gas Inc.. Each Exchangeable Share will be purchased by CanArgo for shares of CanArgo Common Stock on a share-for-share basis. No cash consideration will be issued by CanArgo and the purchase will not increase the total number of shares of Common Stock of CanArgo issued and issuable.

(11)     Net Income (Loss) Per Common Share

         Basic and diluted net income (loss) per common share for the three month periods ended March 31, 2002 and 2001 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the three month periods ended March 31, 2002 and 2001 are 94,787,113 and 75,950,681 respectively. Options to purchase CanArgo's common stock were outstanding at March 31, 2002 but were not included in the computation of diluted net income (loss) per common share because the effect of such inclusion would have been anti-dilutive.

(12)     Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At March 31, 2002, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

(13)     Segment Information

         Operating revenues for the three month periods ended March 31, 2002 and 2001 by geographical area were as follows:

                                                                          MARCH 31,            March 31,
                                                                            2002                 2001
                                                                        -----------            -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                               $ 1,637,929            $ 1,967,544

         REFINING AND MARKETING
           Eastern Europe                                                 1,364,705              1,849,608

         Other
           Eastern Europe                                                 1,243,505                   --

         INTERSEGMENT ELIMINATIONS                                             --                 (219,349)

                                                                        -----------            -----------
         TOTAL                                                          $ 4,246,139            $ 3,597,803
                                                                        ===========            ===========

         Operating income (loss) for the three month periods ended March 31, 2002 and 2001 by geographical area was as follows:

                                                                          MARCH 31,            March 31,
                                                                            2002                 2001
                                                                        -----------            -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                              $ 1,589,651             $   454,635

         REFINING AND MARKETING
            Eastern Europe                                                  239,913                  64,683

         CORPORATE AND OTHER EXPENSES                                    (1,479,321)             (1,065,119)

                                                                        -----------             -----------
         TOTAL OPERATING INCOME (LOSS)                                  $   350,243             $  (545,801)
                                                                        ===========             ===========


Net income (loss) before minority interest for the three month periods ended March 31, 2002 and 2001 by geographic area was as follows:


                                                                          MARCH 31,            March 31,
                                                                            2002                 2001
                                                                        -----------            -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                              $ 1,514,055             $   453,585

         REFINING AND MARKETING
            Eastern Europe                                                  125,895                  59,962

         CORPORATE AND OTHER EXPENSES                                    (1,471,331)               (809,471)
                                                                        -----------             -----------
         NET INCOME (LOSS) BEFORE MINORITY INTEREST                     $   168,619             $  (295,924)
                                                                        ===========             ===========


         Identifiable assets as of March 31, 2002 and December 31, 2001 by business segment and geographical area were as follows:

                                                                          MARCH 31,            December 31,
                                                                            2002                   2001
                                                                        -----------            ------------
         CORPORATE
           Eastern Europe                                                $ 3,691,814            $ 3,926,930
           Western Europe                                                  7,567,042              8,163,244
                                                                         -----------            -----------
         TOTAL                                                            11,258,856             12,090,174
                                                                         -----------            -----------
          OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                 55,920,110             52,424,569

         REFINING AND MARKETING
           Eastern Europe                                                  5,428,223              5,260,141

         OTHER ENERGY PROJECTS
            Eastern Europe                                                 1,119,146              1,085,922
                                                                         -----------            -----------
         IDENTIFIABLE ASSETS - TOTAL                                     $73,726,335            $70,860,806
                                                                         ===========            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, CanArgo had working capital of $7,992,000 compared to working capital of $9,589,000 as of December 31, 2001. The $1,597,000 decrease in working capital from December 31, 2001 to March 31, 2002 is principally due to a reduction in cash as a result of capital expenditures on the Ninotsminda and Norio fields.

CanArgo's management believes that working capital at March 31, 2002 should be sufficient to cover CanArgo's near term funding requirements with respect to its activities in the Republic of Georgia. Existing cash and cash equivalents at March 31, 2002, however, are not sufficient to adequately finance the acquisition and subsequent development of the Bugruvativske field in Eastern Ukraine. Both the Bugruvativske field and the Stynwaske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo and additional financing will be required to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own administrative and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Prior to the acquisition of Lateral Vector Resources Inc. ("LVR") CanArgo had directed substantially all of its efforts and most of its available funds to the development of the Ninotsminda oil field in the Republic of Georgia and some ancillary activities closely related to the Ninotsminda field project. Immediate development plans are for the completion of testing of well N100 and drilling of well M11, two deep exploration wells in the Republic of Georgia. Drilling of a third exploration well in the Norio block in the Republic of Georgia has also commenced and quantification of the reserve and production potential of discoveries in the Saramatian and Upper Eocene sequences continues.

According to publicly available information at the time of CanArgo's acquisition of LVR, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in Eastern Ukraine. To date, neither of the parties has fulfilled their initial contribution requirements which may result in Ukrnafta exercising any rights it might have to terminate and cancel the Joint Investment Production Activity agreement. In addition, certain other aspects of Lateral Vector's interest in the field under the Joint Investment Production Agreement remain to be determined. We are presently in discussions with Ukrnafta regarding these matters and there is no assurance that such discussions will be successfully concluded.

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

In Ukraine, an assessment of both the Bugruvativske and Stynawske fields and preparation of a development program with Ukrnafta continues. Based on its efforts to date and should funding be available, CanArgo plans to significantly increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

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

To pursue all of its existing projects and new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions including those with major stockholders, investment bankers and other institutions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

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

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased by $1,566,000 to $4,326,000 at March 31, 2002 from $5,891,000 at December 31, 2001. The decrease was primarily due to the cost of the Cretaceous exploration programme currently underway in Georgia.

Cash held in trust increased to $1,762,000 at March 31, 2002 from nil at December 31, 2001 following a private placement by CanArgo in February 2002. Cash held in trust was released to CanArgo in April 2002.

Accounts receivable increased by $265,000 to $2,911,000 at March 31, 2002 from $2,646,000 at December 31, 2001. The increase is primarily a result of accounts receivable generated from oil, natural gas and refined product sales in 2002 and rental income. Subsequent to March 31 2002, CanArgo received $1,000,000 from AES included in accounts receivable at March 31,2002 and December 31, 2001 related to termination in 2002 of AES's participation in a three well exploration programme.

Inventory decreased by $235,000 to $349,000 at March 31, 2002 from $584,000 at December 31, 2001 primarily as result of the sale of oil by Ninotsminda Oil Company from storage. Approximately 25,000 barrels of oil were held in storage by Ninotsminda Oil Company at March 31, 2002 for sale to the Georgian domestic, region or international market.

Prepayments decreased by $1,144,000 to $1,092,000 at March 31, 2002 from $2,236,000 at December 31, 2001 primarily as a result of receipt of materials and services related to CanArgo's exploration activities. This decrease is included in the statement of cash flows as an investing activity.

Capital assets, net increased to $61,348,000 at March 31, 2001 from $57,685,000 at December 31, 2001, primarily as a result of investment of $4,444,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Norio fields.

Investments in and advances to oil and gas and other ventures, net increased to $1,119,000 at March 31, 2002 from $1,086,000 at December 31, 2001. The increase reflects costs related to CanArgo's investment in Boryslaw Oil Company.

Accounts payable increased by $677,000 to $2,295,000 at March 31, 2002 from $1,618,000 at December 31, 2001, primarily as a result of payments received in advance for oil deliveries to be made in April and May 2002.

To fund construction of new petrol stations in Georgia, a short term bank loan was drawn by CanArgo Standard Oil Products in Tbilisi, Georgia at an effective interest rate of 18% per annum. Accrued liabilities decreased by $30,000 to $370,000 at March 31, 2002 from $400,000 at December 31, 2001 as identified in note 7 to the unaudited consolidated financial statements.

Long term debt decreased by $132,000 to $382,000 at March 31, 2002 from $514,000 at December 31, 2001. The decrease in long term debt is due to repayments in the period of the credit facility and reclassification of long term debt as current.

Minority shareholder advances increased by $445,000 to $895,000 at March 31, 2002 from $450,000 at December 31, 2001 due to the receipt of convertible loans from future shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of the future shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement ("PSA"). CanArgo anticipates increasing its interest to over 60% in CanArgo Norio Limited through an increased level of funding of this well.

The convertible loans are non interest bearing and will convert into ordinary share capital of CanArgo Norio Limited 30 days after the final cost of the well is known. It is at this point when the final ownership interest in CanArgo Norio Limited will be determined and consequently the $895,000 received at March 31, 2002 and any subsequent advances from the future shareholders towards the cost of the well will be reclassified as minority interest.

Minority interest in subsidiaries increased to $1,613,000 at March 31, 2002 compared to $1,531,000 at December 31, 2001 due to minority interest shareholders share of income in the period. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture. The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual who is one of the founders of Standard Oil Products.


On February 12, 2002, CanArgo completed an offering of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) to certain institutions and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. After completion of the offering, CanArgo has 97,218,446 common and Exchangeable shares issued and issuable.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. At March 31, 2002, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Current drilling obligations with respect to CanArgo's oil and gas properties include, under the second phase of the preliminary work programme for the Norio and Nazvrevi/Block XIII production sharing contracts, the drilling of one well, unless CanArgo decides to terminate the contracts. The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement is currently underway with the commencement in January 2002 of the first exploration well at an estimated cost of up to $4.2 million of which CanArgo's estimated share of costs is $3.2 million. In addition, certain obligations must be met by June 2002 in order for Boryslaw Oil Company to retain the field licence including the drilling of one new well. CanArgo is currently seeking an extension to the licence to allow a proper assessment of the workovers and development plans. If no extension is obtained Boryslaw Oil Company's rights to the Stynawske field could be at risk and substantially reduce Boryslaw Oil Company's ability to repay amounts advanced to it by CanArgo.

The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2002 Compared to Three Month Period Ended March 31, 2001

CanArgo recorded operating revenue of $4,246,000 during the three month period ended March 31, 2002 compared with $3,598,000 for the three month period ended March 31, 2001. The increase is attributable to rental of CanArgo equipment in Georgia, offsetting declines in oil and gas and refining and marketing revenues.

Ninotsminda Oil Company generated $1,638,000 of revenue in the three month period ended March 31, 2002 compared with $1,748,000 for the three month period ended March 31, 2001. Its net share of the 73,374 (815 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 47,693 barrels. In the period 52,064 barrels of oil were removed from storage and sold resulting in higher oil sales volumes in the first quarter of 2002 than those expected in the second quarter. For the three month period ended March 31, 2001 Ninotsminda Oil Company's net share of the 130,960 barrels (1,423 barrels per day) of gross production was 79,760 barrels.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first quarter of 2002 averaged $16.20 per barrel as compared with an average of $20.22 per barrel in the first quarter of 2001. Its net share of the 27,925 mcf of gas delivered was 18,151 mcf at an average net sale price of $1.18 per mcf of gas. For the three month period ended March 31, 2001, Ninotsminda Oil Company's net share of the 446,700 mcf of gas delivered was 290,330 mcf at an average net sales price of $1.16 per mcf of gas. Gas deliveries declined significantly due to lower oil and gas production and the shutdown by AES of its thermal power generating station following an accident at the facility.

Refining and marketing revenues for the three month period ended March 31, 2002 relate to activities of Georgian American Oil Refinery and CanArgo Standard Oil Products respectively. Currently only nafta, diesel and mazut can currently be produced by the refinery and of these products, an excise tax on naptha sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. CanArgo continues to monitor demand for product produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities.

Operating income for the three month period ended March 31, 2002 was $350,000 compared with an operating loss of $546,000 for the corresponding period in 2001. The increase in operating profit is attributable primarily to marketing activity and profit generated from rental of CanArgo equipment. No new equipment rental contracts have been signed and accordingly this revenue is anticipated to drop sharply in the second quarter of 2002.

Field operating expenses increased to $596,000 for the three month period ended March 31, 2002 as compared to $502,000 for the three month period ended March 31, 2001. The increase is primarily a result of increased activity at the Ninotsminda field.

Purchases of crude oil and products of $1,042,000 for the three month period ended March 31, 2002 relate to operating activities CanArgo Standard Oil Products.

Refinery operating expenses were nil for the three month period ended March 31, 2002 as compared to $120,000 for the three month period ended March 31, 2001 resulting from refining activity being suspended.

Direct project costs increased to $629,000 for the three month period ended March 31, 2002, from $250,000 for the three month period ended March 31, 2001, reflecting increased activity at the Ninotsminda field and additional costs associated with the rental by others of CanArgo equipment.

General and administrative costs decreased to $830,000 for the three month period ended March 31, 2002, from $928,000 for the three month period ended March 31, 2001. The decrease is primarily attributable decreased general and administrative costs related to refining activities.

The decrease in depreciation, depletion and amortization expense to $799,000 for the three month period ended March 31, 2002, from $1,186,000 for the three month period ended March 31, 2001 is attributable principally to lower production from the Ninotsminda oil field.

CanArgo recorded net other loss of $144,000 for the three months ended March 31, 2002, as compared to other income of $250,000 during the three months ended March 31, 2001 as a result of lower cash balances in 2002 and interest expense on its credit facility in Georgia.

Equity loss from investments decreased to $8,000 for the three month period ended March 31, 2002 from a loss of $37,000 for the three month period ended March 31, 2001 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company.

The net profit of $87,000 or $0.00 per share for the three month period ended March 31, 2002 compares to a net loss of $326,000, or $0.00 per share for the three month period ended March 31, 2001. The weighted average number of common shares outstanding was substantially higher during the three month period ended March 31, 2002 than during the three month period ended March 31, 2001, due in large part to private placements in July 2001 and February 2002.

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

In August 2001, FASB issued Statement No. 143 Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. This standard will be effective for CanArgo on January 1, 2003. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

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

     o fluctuations in the price of oil and gas, the outlook for the oil and gas industry and competition for funds; and

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

While CanArgo Standard Oil Products marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long term debt is denominated in dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2002 would not have had a significant impact on operations.

CanArgo had no material interest in investments subject to market risk during the period covered by this report.

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          (C) On February 12, 2002, CanArgo completed an offering of 5,210,000 shares of common stock at Norwegian Kroner 2.95 per share (approximately US$0.33 per share) to certain institutions and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. ABG Sundal Collier ASA acted as placement agent for this transaction. The placement agent received a commission of 5.75% of the gross proceeds of the placement. Proceeds from the offering will be used for working capital and future capital expenditures in Georgia following termination of the AES Participation Agreement.

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

         *10(22)    Employment Agreements between CanArgo Energy Corporation and
                    Vincent McDonnell dated December 1, 2000.(Incorporated herein by reference from December 31, 2001 Form 10-K).

         10(23)     Agreement Number 1 dated March 20, 1998 on Joint Investment
                    Production Activity for further development and further exploration of Bugruvativsk Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

         21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

         (b)  Reports on Form 8-K:

         The following current reports on form 8-K were filed during the quarter ended March 31, 2002.

         On January 24, 2002 CanArgo announced that it has established May 24, 2002 as the redemption date for all of the Exchangeable Shares of CanArgo Oil & Gas Inc. ("CAOG"). The Exchangeable Shares were issued in July 1998 in connection with the acquisition by CanArgo of all of the shares of CAOG. As a result, CAOG became a subsidiary of CanArgo, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares (the "Exchangeable Shares") of CAOG. Each Exchangeable Share is exchangeable at the option of the holder into one share of common stock of CanArgo.

         On February 8th 2002, CanArgo announced that its wholly owned subsidiary, Ninotsminda Oil Company (`NOC') has, by mutual agreement, agreed to the termination of the Participation Agreement, which it signed with AES Mktvari LLC in July 2000. The termination, which comes about as a result of AES's intention to focus on its core activities, is expected to become effective in the very near future once legal documentation has been concluded.

         On February 12, 2002, CanArgo announced that it closed an offering of approximately 5.2 million shares of its common stock for gross proceeds of approximately $1.7 million in a transaction intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. Such proceeds will be used for working capital purposes and future capital expenditures in Georgia.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CANARGO ENERGY CORPORATION


Date: May 14, 2002                          By:  /s/Anthony J. Potter
                                                 -------------------------------
                                                 Anthony J. Potter
                                                 Chief Financial Officer