Form 10-Q
period 2002-06-30
CANARGO ENERGY CORP
filed 2002-08-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2002



[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________
         TO _____________


                          COMMISSION FILE NUMBER 0-9147


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

       CanArgo Services (UK) Limited
150 Buckingham Palace Road, London, England                SW1W 9TR
--------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


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

             Yes [ X ]      No  [   ]

The number of shares of registrant's common stock outstanding on June 30, 2002 was 97,356,206.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            Page

                         PART 1. FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets                                 3
         Consolidated Condensed Statements of Operations                       4
         Consolidated Condensed Statements of Cash Flows                       5
         Notes to Unaudited Consolidated Condensed Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                                 14

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           22

                           PART 2. OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds                            23

Item 4.  Submission of Matters to a Vote of Security Holders                  23

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit Index                                                   23
         (b)  Reports on Form 8-K                                             26
Signatures                                                                    27


--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                              Unaudited
                                                                 ---------------------------------
                                                                     JUNE 30,         December 31,
                                                                      2002               2001
                                                                 ------------       --------------
ASSETS
Cash and cash equivalents                                        $  3,068,524       $    5,891,292
Accounts receivable                                                 1,084,417            2,097,221
Inventory                                                             323,180              583,849
Prepayments                                                           402,239            2,235,712
Other current assets                                                  734,748              733,211
                                                                 ------------       --------------
  Total current assets                                           $  5,613,108       $   11,541,285

Capital assets, net (including unevaluated amounts of
$34,169,177 and $24,570,886, respectively)                         65,612,659           57,684,710
Investments in and advances to oil and gas and other
ventures - net                                                        810,339            1,085,922
                                                                 ------------       --------------
TOTAL ASSETS                                                     $ 72,036,106       $   70,311,917
                                                                 ============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                 $  1,710,455       $    1,069,419
Current portion of long term debt                                     620,223              392,408
Income taxes payable                                                   82,660               90,456
Accrued liabilities                                                   333,414              400,221
                                                                 ------------       --------------
  Total current liabilities                                      $  2,746,752       $    1,952,504

Long term debt                                                        370,092              514,352
Provision for future site restoration                                 100,290               64,290

Minority shareholder advances                                         926,000              450,000
Minority interest in subsidiaries                                   1,617,499            1,531,191
Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock, par value $0.10 per share                           9,735,620            9,200,845
  Capital in excess of par value                                  145,151,475          144,057,517
  Foreign currency translation adjustment                              51,257                    -
  Accumulated deficit                                             (88,662,879)         (87,458,782)
                                                                 ------------       --------------
    Total stockholders' equity                                   $ 66,275,473       $   65,799,580
                                                                 ------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 72,036,106       $   70,311,917
                                                                 ============       ==============



See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  Unaudited Three Months Ended       Unaudited Six Months Ended
                                                  ----------------------------      -----------------------------
                                                      JUNE 30,      June 30,          JUNE 30,         June 30,
                                                       2002           2001              2002             2001
                                                  -----------     -----------       ------------     -----------

Operating Revenues from Continuing Operations:
  Oil and gas sales                               $   825,515     $   869,711       $ 2,463,444      $ 2,617,906
  Refining and marketing                            1,890,929       2,093,925         3,255,634        3,943,533
  Other                                               154,648               -         1,398,153                -
                                                  -----------     -----------       -----------      -----------
                                                    2,871,092       2,963,636         7,117,231        6,561,439
                                                  -----------     -----------       -----------      -----------
Operating Expenses:
  Field operating expenses                            283,385         611,260           879,361        1,113,477
  Purchases of crude oil and products               1,530,166       1,471,760         2,572,232        2,629,484
  Refinery operating expenses                               -          76,619                 -          197,025
  Direct project costs                                352,263         321,625           981,702          571,205
  Selling, general and administrative               1,655,235       1,019,697         2,485,111        2,047,586
  Depreciation, depletion and amortization            544,210         916,524         1,342,749        2,102,312
                                                  -----------     -----------       -----------      -----------
                                                    4,365,259       4,417,485         8,261,155        8,661,089
                                                  -----------     -----------       -----------      -----------

OPERATING LOSS FROM CONTINUING OPERATIONS          (1,494,167)     (1,453,849)       (1,143,924)      (2,099,650)
                                                  -----------     -----------       -----------      -----------
Other Income (Expense):
  Interest, net                                       (45,645)        112,057           (93,331)         503,213
  Other                                               127,443          20,949            38,930           16,670
  Equity income from investments                       99,115          65,861            90,990           28,861
                                                  -----------     -----------       -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                          180,913         198,867            36,589          548,744
                                                  -----------     -----------       -----------      -----------

NET LOSS BEFORE INCOME TAX AND MINORITY INTEREST   (1,313,255)     (1,254,983)       (1,107,335)      (1,550,906)

Income taxes                                           26,848               -           (10,454)               -
Minority interest in income of consolidated
subsidiaries                                           (4,733)         51,542           (86,308)          21,385
                                                  -----------     -----------       -----------      -----------

NET LOSS                                          $(1,291,139)    $(1,203,440)      $(1,204,097)     $(1,529,521)
                                                  ===========     ===========       ===========      ===========
Other Comprehensive Loss:
  Foreign currency translation                        (51,257)              -           (51,257)               -
                                                  -----------     -----------       -----------      -----------

COMPREHENSIVE LOSS                                $(1,342,396)    $(1,203,440)      $(1,255,354)     $(1,529,521)
                                                  ===========     ===========       ===========      ===========

Weighted average number of
common shares outstanding                          97,268,403      75,950,681        96,034,612       75,950,681
                                                  -----------     -----------       -----------      -----------

NET LOSS PER COMMON SHARE - BASIC                 $     (0.01)    $     (0.02)      $     (0.01)     $     (0.02)
                                                  -----------     -----------       -----------      -----------
NET LOSS PER COMMON SHARE - DILUTED               $     (0.01)    $     (0.02)      $     (0.01)     $     (0.02)
                                                  -----------     -----------       -----------      -----------


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Unaudited Six Months Ended
                                                                 ---------------------------------
                                                                    JUNE 30,            June 30,
                                                                     2002                2001
                                                                 ------------         ------------

Operating activities:
Net income (loss)                                                $(1,204,097)         $ (1,529,521)
Depreciation, depletion and amortization                            1,342,749            2,102,312
Equity income from investments                                        (90,990)             (28,861)
Allowance for doubtful accounts                                       275,000              100,000
Minority interest in income of consolidated subsidiaries               86,308              (21,385)
Changes in assets and liabilities:
  Accounts receivable                                                 737,804             (434,158)
  Inventory                                                           260,669             (475,971)
  Other current assets                                                 (1,537)            (900,540)
  Accounts payable                                                    641,036              894,439
  Income taxes payable                                                 (7,796)                   -
  Accrued liabilities                                                 (66,807)            (145,636)
Advances from joint venture partner                                         -           (5,711,000)
                                                                 ------------         ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                1,972,339           (6,150,321)
                                                                 ------------         ------------
Investing activities:
  Capital expenditures                                             (9,183,441)          (8,876,420)
  Acquisitions, net of cash acquired                                        -           (4,044,973)
  Proceeds from disposition of investment                                   -              125,000
  Investments in and advances to oil and gas and other
    ventures                                                          366,573             (589,232)
  Change in non cash working capital items                          1,833,473             (664,768)
                                                                 ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                              (6,983,395)         (14,050,393)
                                                                 ------------         ------------
Financing Activities:
  Proceeds from sale of common stock                                1,790,948                    -
  Share issue costs                                                  (162,215)                   -
  Minority shareholder advances                                       476,000                    -
  Advances from minority interest                                           -            1,806,874
  Increase in long term debt                                           83,555                    -
                                                                 ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,188,288            1,806,874
                                                                 ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,822,768)         (18,393,840)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      5,891,292           29,697,267
                                                                 ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  3,068,524         $ 11,303,427
                                                                 ============         ============

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001 (UNAUDITED)

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

         During 2002, the Company adopted the self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders' equity.

(2)      Need for Significant Additional Capital, Possible Impairment of Assets

         CanArgo has incurred recurring operating losses, and its current operations are not generating positive cash flows. The ability of CanArgo to continue as a going concern and to pursue its principal activities of acquiring interests in and developing oil and gas fields is dependent upon CanArgo reducing costs, generating funds from internal sources including the sale of certain non-core assets, external sources and, ultimately, achieving sufficient positive cash flows from operating activities.

         In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan is being implemented. External sources of funding are also being pursued. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

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

(3)      Foreign Operations

         CanArgo's future operations and earnings will depend upon the results of CanArgo's operations in the Republic of Georgia, the Ukraine and Russia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on CanArgo's financial position, results of operations and cash flows. Also, the success of CanArgo's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

(4)      Inventory

         Inventory at June 30, 2002 and December 31, 2001 consisted of the following:

                                         JUNE 30,             December 31,
                                           2002                   2001
                                         --------             ------------
         Crude oil                       $ 87,402                 $373,818
         Refined products                 235,778                  210,031
                                         --------                 --------
                                         $323,180                 $583,849
                                         ========                 ========

(5)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at June 30, 2002 and December 31, 2001 include the following:


                                                          JUNE 30,                           December 31,
                                                           2002                                 2001
                                    ----------------------------------------------------    --------------
                                                        ACCUMULATED
                                                        DEPRECIATION
                                                             AND                NET              NET
                                        COST             IMPAIRMENT       CAPITAL ASSETS    CAPITAL ASSETS
                                     -----------        ------------      --------------    --------------
         OIL AND GAS PROPERTIES
          Proved properties          $31,900,462         $16,224,771         $15,675,691       $16,669,691
          Unproved properties         34,169,177                   -          34,169,177        24,570,886
                                     -----------         -----------         -----------       -----------
                                      66,069,639          16,224,771          49,844,868        41,240,577
         PROPERTY AND EQUIPMENT
          Oil and gas related
          equipment                   12,374,219           3,476,868           8,897,351        10,621,771
          Office furniture,
          fixtures and
          equipment and other          1,087,047             561,506             525,541           562,221
                                     -----------         -----------         -----------       -----------
                                      13,461,266           4,038,374           9,422,892        11,183,992

         REFINING AND MARKETING       10,551,147           4,206,248           6,344,899         5,260,141
                                     -----------         -----------         -----------       -----------
         TOTAL                       $90,082,052         $24,469,393         $65,612,659       $57,684,710
                                     ===========         ===========         ===========       ===========


         Unproved property additions relate to CanArgo's exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are in the Republic of Georgia.

(6)      Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at June 30, 2002 and December 31, 2001 is set out below:

                                                                                        JUNE 30,           December 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                    2002                 2001
                                                                                       -----------         ------------
         Ukraine - Stynawske Field, Boryslaw
            Through 45% ownership of Boryslaw Oil Company                              $ 6,613,603          $ 6,698,062
         Republic of Georgia - Ninotsminda
            Through an effective 50% ownership of East Georgian Pipeline Co.                     -              192,500
         Other Investments                                                                 159,500              441,614
                                                                                       -----------          -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES           $ 6,773,103          $ 7,332,176
                                                                                       -----------          -----------

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                              (502,971)            (593,961)
         Republic of Georgia - East Georgian Pipeline Co.                                        -             (192,500)
                                                                                       -----------          -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                            $  (502,971)         $  (786,461)

         IMPAIRMENT - STYNAWSKE FIELD, BORYSLAW                                         (5,459,793)          (5,459,793)
                                                                                       -----------          -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                         $   810,339          $ 1,085,922
                                                                                       ===========          ===========

         Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. As a result of prolonged negotiations which created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its entire investment in and advances to Boryslaw Oil Company.

         In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $120,000 was repaid by June 30, 2002. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

         Other investments include CanArgo's 10% interest in a Caspian Sea exploration project and three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sixteen sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-

         Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site in now consolidated in CanArgo's financial statements.

         In 2002, two of the three petrol station sites that CanArgo has a 50% non-controlling interest had entered into credit facility agreements of $250,000 and $100,000 respectively with a commercial lender in Georgia. In May 2002, the full amount of the facilities were drawn and as at June 30, 2002, $350,000 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans are be repaid by June 2004. No company guarantees have been provided by CanArgo with respect to these loans.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

(7)      Accrued Liabilities

         Accrued liabilities at June 30, 2002 and December 31, 2001 include the following:

                                               JUNE 30,          December 31,
                                                 2002                2001
                                               --------          ------------
             Professional fees                 $ 37,600              $150,000
             Operating costs                          -                90,000
             Refinery closure costs             125,000                     -
             Other                              170,814               160,221
                                               --------              --------
                                               $333,414              $400,221
                                               ========              ========

         As at December 31, 2001 $90,000 was accrued for liabilities relating to the winding up of East Georgian Pipeline Company.

(8)      Long Term Debt

         Bank loans at June 30, 2002 and December 31, 2001 include the following:

                                               JUNE 30,          December 31,
                                                 2002                2001
                                               --------          ------------
             Outstanding bank loans           $ 990,315             $ 906,760
             Less current portion              (620,223)             (392,408)
                                              ---------             ---------
             Long term debt                   $ 370,092             $ 514,352
                                              =========             =========

         In November 2001, CanArgo Standard Oil Products Limited entered into a $1 million credit facility agreement, and in May 2002 a further $240,000 credit facility agreement, with a commercial lender in Georgia to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn and in 2002 $180,000 of the second facility was drawn. As at June 30, 2002, $990,315 of the total facility was outstanding. The loans bear interest at 18% per annum and are secured by the assets of three petrol stations. The full amount of the first loan is to be repaid by December 2003 and the second loan by November 2004 . No parent company guarantees have been provided by CanArgo with respect to these loans.

(9)      Minority Shareholder Advances

         In 2001 CanArgo received $450,000 and in 2002, $476,000 on issuance of convertible loans from future shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of the future shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. The convertible loans are non interest bearing and will convert into ordinary share capital of Norio 30 days after the final cost of the well is known. It is at this point when the final ownership interest in Norio will be determined and consequently the $926,000 received to June 30, 2002 and any subsequent advances from the future shareholders towards the cost of the well will be reclassified as minority interest.



(10)     Stockholders' Equity



                                        COMMON STOCK
                                -------------------------
                                  NUMBER OF
                                   SHARES                     ADDITIONAL         FOREIGN                            TOTAL
                                 ISSUED AND                    PAID-IN          CURRENCY       ACCUMULATED       STOCKHOLDERS'
                                  ISSUABLE     PAR VALUE       CAPITAL         TRANSLATION       DEFICIT           EQUITY
                                -----------    ----------    ------------      -----------    ------------      ------------

TOTAL, DECEMBER 31, 2001        92,008,446     $9,200,845    $144,057,517         $     -     $(87,458,782)     $65,799,580

Less shares issuable at
beginning of period               (148,826)       (14,883)       (279,436)              -                -         (294,319)

Issuance of common stock upon
Exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares           148,826         14,883         279,436               -                -          294,319

Issuance of common stock
pursuant to February private
placement                        5,210,000        521,000       1,241,433               -                -        1,762,433

Issuance of common stock
pursuant to May private
placement                          137,760         13,775          14,740               -                -           28,515

Share issue costs                        -              -        (162,215)              -                -         (162,215)

Current year adjustment                                                            51,257                            51,257

Net loss                                 -              -               -               -       (1,204,097)      (1,204,097)
                                ----------     ----------    ------------         -------     ------------      -----------
TOTAL, JUNE 30, 2002            97,356,206     $9,735,620    $145,151,475         $51,257     $(88,662,879)     $66,275,473
                                ==========     ==========    ============         =======     ============      ===========

         On May 24, 2002 CanArgo acquired all of the Exchangeable Shares of CanArgo Oil & Gas Inc. for shares of CanArgo Common Stock on a share-for-share basis.

(11)     Net Loss Per Common Share

         Basic and diluted net loss per common share for the six month periods ended June 30, 2002 and 2001 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the six month periods ended June 30, 2002 and 2001 are 96,034,612 and 75,950,681 respectively. Options to purchase CanArgo's common stock were outstanding at June 30, 2002 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.


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

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 2002, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

(13)     Segment Information

         Operating revenues for the six month periods ended June 30, 2002 and 2001 by geographical area were as follows:

                                                                   JUNE 30,          June 30,
                                                                     2002              2001
                                                                  ----------        ----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                         $2,463,444        $3,524,451

         REFINING AND MARKETING
           Eastern Europe                                          3,255,634         3,943,533

         OTHER
           Eastern Europe                                          1,398,153                 -

         INTERSEGMENT ELIMINATIONS                                         -          (906,545)
                                                                  ----------        ----------
         TOTAL                                                    $7,117,231        $6,561,439
                                                                  ==========        ==========


          Other Eastern Europe operating revenue relates to income from the hire of CanArgo equipment.Operating income (loss) for the six month periods ended June 30, 2002 and 2001 by geographical area was as follows:

                                                                   JUNE 30,           June 30,
                                                                     2002               2001
                                                                 -----------        -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                       $ 1,841,009        $   673,245

         REFINING AND MARKETING
            Eastern Europe                                           358,618             15,322

         CORPORATE AND OTHER EXPENSES                             (3,343,551)        (2,403,030)

         INTERSEGMENT ELIMINATIONS                                         -           (385,187)
                                                                 -----------        -----------
         TOTAL OPERATING INCOME (LOSS)                           $(1,143,924)       $(2,099,650)
                                                                 ===========        ===========

         Net income (loss) before minority interest for the six month periods ended June 30, 2002 and 2001 by geographic area was as follows:



                                                                    JUNE 30,         June 30,
                                                                      2002             2001
                                                                  -----------       -----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                        $ 1,841,009       $   664,746

         REFINING AND MARKETING
            Eastern Europe                                            170,970           (46,659)

         CORPORATE AND OTHER EXPENSES                               3,129,768)       (1,783,806)

         INTERSEGMENT ELIMINATIONS                                          -          (385,187)
                                                                  -----------       -----------
         NET INCOME (LOSS) BEFORE MINORITY INTEREST               $(1,117,789)      $(1,550,906)
                                                                  ===========       ===========

         Identifiable assets as of June 30, 2002 and December 31, 2001 by business segment and geographical area were as follows:


                                                                    JUNE 30,         December 31,
                                                                      2002               2001
                                                                  -----------        ------------
         CORPORATE
           Eastern Europe                                         $   949,071         $ 3,926,930
           Western Europe                                           4,664,037           8,163,244
         TOTAL                                                      5,613,108          12,090,174

          OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                          59,267,760          52,424,569

         REFINING AND MARKETING
           Eastern Europe                                           6,344,899           4,711,252
         OTHER ENERGY PROJECTS
           Eastern Europe                                             810,339           1,085,922
                                                                  -----------         -----------
         IDENTIFIABLE ASSETS - TOTAL                              $72,036,106         $70,311,917
                                                                  ===========         ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, CanArgo had working capital of $2,866,000 compared to working capital of $9,589,000 as of December 31, 2001. The $6,723,000 decrease in working capital from December 31, 2001 to June 30, 2002 is principally due to a reduction in cash and prepayments related to capital expenditures on the Ninotsminda, Manavi and Norio projects.

As a result of unexpected mechanical difficulties drilling wells M11 and Norio 72 and delays in testing well N100, capital expenditures have exceeded initial estimates and production volumes available for sale are less than anticipated. These events have resulted in lower than expected cash resources from which CanArgo can continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan is being implemented. Both direct project and general and administrative costs are to be reduced. CanArgo's management believes that these reductions together with a prepayment on the sale of crude oil, the selective sale of certain non-core assets including CanArgo's generator and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Provided funds are available, immediate and near term development plans include the completion of testing of well N100 and the continued drilling of wells M11 and Norio 72, two deep exploration wells. CanArgo has temporarily suspended further drilling of well M11 below its current casing point in order to fully review available technical data, and estimate the cost to complete the well. While drilling of well Norio 72 continues, completion of drilling of this well will be dependent upon partners continuing to fund their share of costs of this well and no new technical difficulties.

Existing cash and cash equivalents at June 30, 2002, are also not sufficient to adequately finance the immediate or near term development of the Bugruvativske field in Eastern Ukraine. Both the Bugruvativske field and the Stynawske field in Western Ukraine are in the early stage of evaluation and development and are themselves relatively new to CanArgo and additional financing will be required to fully develop and exploit these fields. In addition, CanArgo is in the process of establishing its own administrative and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

According to publicly available information at the time of CanArgo's acquisition of LVR, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in Eastern Ukraine. To date, neither of the parties has fulfilled their initial contribution requirements which may result in Ukrnafta exercising any rights it might have to terminate and cancel the Joint Investment Production Activity agreement. In addition, certain other aspects of Lateral Vector's interest in the field under the Joint Investment Production Agreement remain to be determined. We are presently in discussions with Ukrnafta regarding these matters and there is no assurance that such discussions will be successfully concluded. CanArgo is actively seeking to farm-out part of its interest in the JIPA in return to initiate the JIPA and begin development of the Bugruvativske field. Based on discussions to date, CanArgo believes that a farm-in partner would be willing to take an interest in the project, although no assurance can be given that a farm-in to the JIPA would be on attractive or acceptable terms.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $120,000 was repaid by June 30, 2002. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

Despite limited funding an assessment of both the Bugruvativske and Stynawske fields and preparation of a development program with Ukrnafta continues. Based on its efforts to date and should funding be available, CanArgo plans to significantly increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

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

To pursue existing projects beyond CanArgo's immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be qualified. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions including those with major stockholders, investment bankers and other institutions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

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

Subject to the raising of additional capital, above, CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures. CanArgo will be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures.

STATEMENT OF CASH FLOWS

Cash and cash equivalents decreased by $2,822,000 to $3,069,000 at June 30, 2002 from $5,891,000 at December 31, 2001. The decrease was primarily due to the cost of the Manavi and Norio exploration programmes currently underway in Georgia.

Accounts receivable decreased by $1,013,000 to $1,084,000 at June 30, 2002 from $2,097,000 at December 31, 2001. The decrease is primarily a result of the receipt of $1,000,000 from AES relating to the termination of AES's participation in a three well exploration programme, an increase in allowance for a doubtful debt of $275,000 generated from gas sales to the Rustavi Plant in Georgia, offset partially by accounts receivable related to rental income generated in 2002.

Inventory decreased by $261,000 to $323,000 at June 30, 2002 from $584,000 at December 31, 2001 primarily as result of the sale of oil by Ninotsminda Oil Company from storage. Approximately 18,000 barrels of oil were held in storage by Ninotsminda Oil Company at June 30, 2002 for sale to the Georgian domestic, region or international market.

Prepayments decreased by $1,834,000 to $402,000 at June 30, 2002 from $2,236,000 at December 31, 2001 primarily as a result of receipt of materials and services related to CanArgo's exploration activities transferred to capital assets in the period. This decrease is included in the statement of cash flows as an investing activity.

Capital assets, net increased to $65,613,000 at June 30, 2002 from $57,685,000 at December 31, 2001, primarily as a result of investment of $9,183,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Norio fields.

Investments in and advances to oil and gas and other ventures, net decreased to $810,000 at June 30, 2002 from $1,086,000 at December 31, 2001. The decrease reflects repayments by Boryslaw Oil Company of CanArgo's advances in 2001 and the purchase and subsequent consolidation of a petrol station that CanArgo previously had a 50% non-controlling interest in. This was partially offset by an increase in equity income related to CanArgo's investment in Boryslaw Oil Company.

Accounts payable increased by $641,000 to $1,710,000 at June 30, 2002 from $1,069,000 at December 31, 2001 due to an increase in payables relating to petrol station construction activity.

To fund construction of new petrol stations in Georgia, a short term bank loan was drawn by CanArgo Standard Oil Products in Tbilisi, Georgia at an effective interest rate of 18% per annum.

Accrued liabilities decreased by $67,000 to $333,000 at June 30, 2002 from $400,000 at December 31, 2001 as identified in note 7 to the unaudited consolidated financial statements.

Long term debt decreased by $144,000 to $370,000 at June 30, 2002 from $514,000 at December 31, 2001. The decrease in long term debt is due to repayments in the period of the credit facility and reclassification of long term debt as current.

Minority shareholder advances increased by $476,000 to $926,000 at June 30, 2002 from $450,000 at December 31, 2001 due to the receipt of convertible loans from future shareholders of CanArgo's subsidiary, CanArgo Norio Limited ("Norio"). The cash amount received represents part of the future shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement ("PSA").

The convertible loans are non interest bearing and will convert into ordinary share capital of CanArgo Norio Limited 30 days after the final cost of the well is known. When final ownership interest in CanArgo Norio Limited is determined minority shareholder advances will be reclassified as minority interest. CanArgo anticipates increasing its interest to over 60% in CanArgo Norio Limited through an increased level of funding of this well.

Minority interest in subsidiaries increased to $1,617,000 at June 30, 2002 compared to $1,531,000 at December 31, 2001 due to minority interest shareholders share of income in the period. CanArgo consolidates its 50% interest in CanArgo Standard Oil Products as it has the ability to control the strategic operating and financial activities of the joint venture. The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products.

On February 12, 2002, CanArgo completed an offering of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) to a financial institution and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder.

On May 28, 2002, CanArgo completed an offering of 137,760 common shares at NOK
1.68 per share (approximately US$0.21 per share) to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000. The shares have not been registered under the Securities Act of 1933 and are "restricted" as that term is defined in Rule 144 under the Securities Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of CanArgo.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock. At June 30, 2002, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

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

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $120,000 was repaid by June 30, 2002. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

In August 2002, Ninotsminda Oil Company entered into a 12 month crude oil sales agreement to sell its monthly share of oil produced under the Ninotsminda production sharing contract. As security for payment the buyer will pay to Ninotsminda Oil Company $1 million to be repaid by Ninotsminda Oil Company at the end of the twelve month period through the delivery of additional crude oil equal to the value of the security. Under the agreement, crude oil will be sold at dated Brent less a fixed discount per barrel depending on the Brent price. The discount ranges from a minimum of $6.00 per barrel when dated price is less than $15.00 per barrel to a maximum $7.50 per barrel when dated Brent is greater than $25.01 per barrel.

RESULTS OF OPERATIONS

Six Month Period Ended June 30, 2002 Compared to Six Month Period Ended June 30, 2001

CanArgo recorded operating revenue of $7,117,000 during the six month period ended June 30, 2002 compared with $6,561,000 for the six month period ended June 30, 2001. The increase is attributable to rental of CanArgo equipment in Georgia, offsetting declines in oil and gas and refining and marketing revenues.

Ninotsminda Oil Company generated $2,410,000 of revenue in the six month period ended June 30, 2002 compared with $2,618,000 for the six month period ended June 30, 2001. Its net share of the 142,684 (788 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 92,745 barrels. In the period 59,282 barrels of oil were removed from storage and sold. For the six month period ended June 30, 2001 Ninotsminda Oil Company's net share of the 232,186 barrels (1,283 barrels per day) of gross production was 140,140 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the first half of 2002 averaged $15.85 per barrel as compared with an average of $19.15 per barrel in the first half of 2001. Its net share of the 68,435 mcf of gas delivered was 44,483 mcf at an average net sale price of $1.22 per mcf of gas. For the six month period ended June 30, 2001, Ninotsminda Oil Company's net share of the 692,700 mcf of gas delivered was 450,250 mcf at an average net sales price of $1.15 per mcf of gas. Gas deliveries for the six months ended June 30, 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, its demand for gas is too great for CanArgo to meet from current production.

Refining and marketing revenues for the six month period ended June 30, 2002 relate solely to CanArgo Standard Oil Products petrol stations. With regard to the refinery owned by Georgian American Oil Refinery , currently only naptha, diesel and mazut can currently be produced and of these products, an excise tax on naptha sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and a new lease has not been identified. CanArgo continues to monitor demand for product produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. The refinery is now in a care and maintenance condition and $125,000 has been accrued with respect to closing costs including severance.

Operating loss for the six month period ended June 30, 2002 was $1,144,000 compared with an operating loss of $2,100,000 for the corresponding period in 2001. The decrease in operating loss is attributable primarily to marketing activity and profit generated from rental of CanArgo equipment. No new equipment rental contracts have been signed and accordingly this revenue is anticipated to drop sharply in the second half of 2002.

Field operating expenses decreased to $879,000 for the six month period ended June 30, 2002 as compared to $1,113,000 for the six month period ended June 30, 2001. The decrease is primarily a result of decreased activity at the Ninotsminda field offset partially by costs relating to sales of oil from storage in the first half of the year.

Purchases of crude oil and products decreased to $2,572,000 for the six month period ended June 30, 2002 as compared to $2,629,000 for the six month period ended June 30, 2001. The decrease relates to the suspension of refining activity in the fourth quarter of 2001 partially offset by increased operating activity by CanArgo Standard Oil Products.

Refinery operating expenses were nil for the six month period ended June 30, 2002 as compared to $197,000 for the six month period ended June 30, 2001 resulting from refining activity being suspended.

Direct project costs increased to $982,000 for the six month period ended June 30, 2002, from $571,000 for the six month period ended June 30, 2001, reflecting additional cost associated with the rental by others of CanArgo equipment.

General and administrative costs increased to $2,485,000 for the six month period ended June 30, 2002, from $2,048,000 for the six month period ended June 30, 2001 due to an allowance for doubtful accounts of $275,000 from previous gas sales, an accrual for $125,000 with respect to closure costs including severance at the refinery and more corporate activity.

The decrease in depreciation, depletion and amortization expense to $1,343,000 for the six month period ended June 30, 2002, from $2,102,000 for the six month period ended June 30, 2001 is attributable principally to lower production from the Ninotsminda oil field.

CanArgo recorded net other income of $37,000 for the six months ended June 30, 2002, as compared to other income of $549,000 during the six months ended June 30, 2001 as a result of lower cash balances in 2002 and interest expense on its credit facility in Georgia.

Equity income from investments increased to $91,000 for the six month period ended June 30, 2002 from $29,000 for the six month period ended June 30, 2001 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company.

The net loss of $1,204,000 or $0.01 per share for the six month period ended June 30, 2002 compares to a net loss of $1,530,000, or $0.02 per share for the six month period ended June 30, 2001. The weighted average number of common shares outstanding was substantially higher during the six month period ended June 30, 2002 than during the six month period ended June 30, 2001, due in large part to private placements in July 2001, February and May 2002.



Three Month Period Ended June 30, 2002 Compared to Three Month Period Ended June 30, 2001

CanArgo recorded operating revenue of $2,871,000 during the three month period ended June 30, 2002 compared with $2,964,000 for the three month period ended June 30, 2001. The decrease is due to declines in oil and gas and refining and marketing revenues.

Ninotsminda Oil Company generated $793,000 of revenue in the three month period ended June 30, 2002. Its net share of the 69,310 barrels (753 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 45,052 barrels. An additional 7,200 barrels of oil were removed from storage and sold in the period. For the three month period ended June 30, 2001, Ninotsminda Oil Company's net share of the 101,230 barrels (1,112 barrels per day) of gross production was 60,380 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. Net sale prices for Ninotsminda oil sold during the second quarter of 2002 averaged $15.18 per barrel as compared with an average of $19.49 per barrel in the second quarter of 2001. Its net share of the 41,000 mcf of gas delivered was 26,000 mcf at an average net sale price of $1.25 per mcf of gas. For the three month period ended June 30, 2001, Ninotsminda Oil Company's net share of the 238,000 mcf of gas delivered was 154,700 mcf at an average net sales price of $1.18 per mcf of gas.

Refining and marketing revenues for the three month period ended June 30, 2002 relate solely to CanArgo Standard Oil Products petrol stations. With regard to the refinery owned by Georgian American Oil Refinery , currently only naptha, diesel and mazut can currently be produced and of these products, an excise tax on naptha sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue which expired in May 2002. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and a new lease has not been identified. CanArgo continues to monitor demand for product produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. The refinery is now in a care and maintenance condition and $125,000 has been accrued with respect to closing costs including severance.

CanArgo had $155,000 revenue from equipment rentals in the second quarter of 2002 compared to nil revenue from equipment rentals for the three month period ended June 30, 2001.

The operating loss for the three month period ended June 30, 2002 amounted to $1,494,000 compared with an operating loss of $1,454,000 for the corresponding period in 2001. The increase in operating loss is attributable primarily to increased general and administrative cost and lower refining and marketing income, offset partially by a reduced depreciation, depletion and amortization charge in the period.

Field operating expenses decreased to $283,000 for the three month period ended June 30, 2002 as compared to $611,000 for the three month period ended June 30, 2001. The decrease is primarily a result of decreased activity at the Ninotsminda field.

Purchases of crude oil and products of $1,530,000 for the three month period ended June 30, 2002 as compared to $1,472,000 for the three month period ended June 30, 2001 relate to increased operating activities of CanArgo Standard Oil Products.

Refinery operating expenses were nil for the three month period ended June 30, 2002 as compared to $77,000 for the three month period ended June 30, 2001 resulting from refining activity being suspended.

Direct project costs increased to $352,000 for the three month period ended June 30, 2002, from $322,000 for the three month period ended June 30, 2001 reflecting additional cost associated with the rental by others of CanArgo equipment.

General and administrative costs increased to $1,655,000 for the three month period ended June 30, 2002, from $1,020,000 for the three month period ended June 30, 2001. The increase is primarily attributable to an allowance for a doubtful accounts of $275,000 from previous gas sales, an accrual for $125,000 with respect to closure costs including severance at the refinery and the under accrual of corporate costs in the first quarter recorded subsequently in the second quarter.

The decrease in depreciation, depletion and amortization expense to $544,000 from $917,000 for the three month period ended June 30, 2002 is attributable principally to lower production from the Ninotsminda field.

The equity income from investments increased to $99,000 for the three month period ended June 30, 2002, from $66,000 for the three month period ended June 30, 2001 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company.

CanArgo recorded net other income of $181,000 for the three months ended June 30, 2002, as compared to other income of $199,000 during the three months ended June 30, 2001. The principal reason for the decrease is lower interest income on cash balances partially offset by higher equity income from investments and foreign exchange gains in the second quarter.

The net loss of $1,291,000 or $0.01 per share for the three month period ended June 30, 2002 compares to a net loss of $1,203,000, or $0.02 per share for the three month period ended June 30, 2001. The weighted average number of common shares outstanding was substantially higher during the three month period ended June 30, 2002 than during the three month period ended June 30, 2001, due in large part to private placements in July 2001, February 2002 and May 2002.



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

CanArgo's ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back or abandon part or all of CanArgo's project development, capital expenditure, production and other plans. The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors, including:

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

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

          (c) On February 12, 2002, CanArgo completed an offering of 5,210,000 shares of common stock at Norwegian Kroner 2.95 per share (approximately US$0.33 per share) to a financial institution and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. ABG Sundal Collier ASA acted as placement agent for this transaction. The placement agent received a commission of 5.75% of the gross proceeds of the placement. Proceeds from the offering will be used for working capital and future capital expenditures in Georgia following termination of the AES Participation Agreement

          (d) On May 28, 2002, CanArgo completed an offering of 137,760 common shares at NOK 1.68 per share (approximately US$0.21 per share) to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000. The shares have not been registered under the Securities Act of 1933 and are "restricted" as that term is defined in Rule 144 under the Securities Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of CanArgo.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2002, the Annual Meeting of Stockholders was held at the Theatersalen, Hotel Continental, Oslo, Norway to elect four directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The matter was voted upon at the meeting, and the number of votes cast for, against or withheld, where applicable, is set forth below.



PROPOSAL                                        VOTES FOR       VOTES AGAINST      VOTES WITHHELD
--------                                        ---------       -------------      --------------
To  elect  Messrs. Roger Brittain, David
Robson, Russell Hammond and Nils Trulsvik to
the Board of Directors                          82,627,217                  -          42,556

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

            *10(22) Employment Agreements between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000. (Incorporated herein by reference from December 31, 2001 Form 10-K).

             10(23) Agreement Number 1 dated March 20, 1998 on Joint
                    Investment Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

             10(24) Crude Oil Sales Agreement dated August 13, 2002.

              21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

              99(1) Certification of Chief Executive Officer pursuant to
                    18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

              99(2) Certification of Chief Financial Officer pursuant to
                    18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



               (b)  Reports on Form 8 K:

The following current reports on form 8-K were filed during the quarter ended June 30, 2002.

On May 29, 2002 CanArgo made a corporate presentation at its Annual General Meeting in Oslo, Norway.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CANARGO ENERGY CORPORATION


Date: August 14, 2002               By:    /s/ Anthony J. Potter
                                           -------------------------------------
                                           Anthony J. Potter
                                           Chief Financial Officer

                                 EXHIBIT INDEX

    FILED
  HEREWITH                                EXHIBIT

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

        *10(14)Employment Agreement between CanArgo Energy Corporation and
               Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

        10(15) Tenancy Agreement between  CanArgo Energy Corporation and
               Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

        10(16) Agreement between CanArgo Energy Corporation and Roger
               Brittain dated August 18, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

        *10(17)Employment Agreements between CanArgo Energy Corporation and
               Murray Chancellor dated September 22, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

        *10(18)Employment Agreements between CanArgo Energy Corporation and
               Anthony Potter dated October 1, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

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

        *10(22)Employment Agreements between CanArgo Energy Corporation and
               Vincent McDonnell dated December 1, 2000. (Incorporated herein by reference from December 31, 2001 Form 10-K).

        10(23) Agreement Number 1 dated March 20, 1998 on Joint
               Investment Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

       +10(24) Crude Oil Sales Agreement dated August 13, 2002

        21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

       + 99(1) Certification of Chief Executive Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

       + 99(2) Certification of Chief Financial Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.