Form 10-Q
period 2002-09-30
CANARGO ENERGY CORP
filed 2002-11-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2002



[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                          COMMISSION FILE NUMBER 0-9147


                                         CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------------------------------------
                          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    Delaware                                                 91-0881481
---------------------------------------------------         --------------------------------------------------
        (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)


          CanArgo Services (UK) Limited
   150 Buckingham Palace Road, London, England                                 SW1W 9TR
---------------------------------------------------         --------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)


                                              (44) 207 808 4700
--------------------------------------------------------------------------------------------------------------
                                       (REGISTRANT'S TELEPHONE NUMBER)


--------------------------------------------------------------------------------------------------------------
                (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  [ X ]           No
                    -------              --------


The number of shares of registrant's common stock outstanding on September 30, 2002 was 97,356,206.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                   PAGE
                                                                                   ----

                         PART 1. FINANCIAL INFORMATION:


Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets                                       3
         Consolidated Condensed Statements of Operations                             4
         Consolidated Condensed Statements of Cash Flows                             5
         Notes to Unaudited Consolidated Condensed Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                                       15

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                 24

Item 4.  Controls and Procedures                                                    25

                           PART 2. OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds                                  26

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit Index                                                         26
         (b)  Reports on Form 8-K                                                   29

Signatures                                                                          30

Certifications                                                                      31


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

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                     Unaudited
                                                          ---------------------------------
                                                          SEPTEMBER 30,        December 31,
                                                               2002                2001
                                                          -------------      --------------
ASSETS

Cash and cash equivalents                                 $   1,710,291      $   5,891,038
Accounts receivable                                             621,382          2,007,112
Inventory                                                       197,733            405,918
Prepayments                                                     446,510          2,235,712
Other current assets                                            745,802            697,827
                                                          -------------      -------------
    Total current assets                                  $   3,721,718      $  11,237,607


Capital assets, net (including unevaluated amounts of
$36,242,713 and $24,570,886, respectively)                   61,155,382         52,535,420
Investments in and advances to oil and gas and other
  ventures - net                                                630,734            719,308
Assets of subsidiary held for sale                            7,347,104          5,819,582
                                                          -------------      -------------
TOTAL ASSETS                                              $  72,854,938      $  70,311,917
                                                          =============      =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                          $     780,452      $     828,461
Deferred revenue                                              1,000,000               --
Income taxes payable                                             61,000             61,000
Accrued liabilities                                             222,937            400,221
                                                          -------------      -------------
    Total current liabilities                             $   2,064,389      $   1,289,682

Provision for future site restoration                           107,290             64,290
Liabilities of subsidiary held for sale                       2,231,504          1,177,174

Minority shareholder advances                                      --              450,000
Minority interest in subsidiaries                             3,357,445          1,531,191
Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock, par value $0.10 per share                     9,735,620          9,200,845
  Capital in excess of par value                            145,151,475        144,057,517
  Foreign currency translation adjustment                        97,938               --
  Accumulated deficit                                       (89,890,723)       (87,458,782)
                                                          -------------      -------------
    Total stockholders' equity                            $  65,094,310      $  65,799,580
                                                          -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $  72,854,938      $  70,311,917
                                                          =============      =============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         Unaudited Three Months Ended         Unaudited Nine Months Ended
                                                       --------------------------------     ------------------------------
                                                       SEPTEMBER 30,      September 30,     SEPTEMBER 30,    September 30,
                                                           2002               2001             2002              2001
                                                       -------------      -------------     -------------    -------------
Operating Revenues from Continuing Operations:
  Oil and gas sales                                    $    696,406      $  1,201,779       $ 3,159,850      $  3,819,685
  Refining                                                     --             893,651              --           1,981,646
  Other                                                        --                --           1,398,153              --
                                                       ------------       -----------      ------------      ------------
                                                            696,406         2,095,430         4,558,003         5,801,331
                                                       ------------       -----------      ------------      ------------
Operating Expenses:
  Field operating expenses                                  261,942           452,560         1,141,304         1,566,037
  Purchases of crude oil and products                          --              60,419              --             327,536
  Refinery operating expenses                                  --             649,909              --             846,934
  Direct project costs                                      176,556           365,625         1,158,258           936,830
  Selling, general and administrative                       403,314           865,836         2,703,952         2,688,945
  Depreciation, depletion and amortization                  316,831           578,395         1,601,327         2,524,457
                                                       ------------       -----------      ------------      ------------
                                                          1,158,643         2,972,744         6,604,841         8,890,739
                                                       ------------       -----------      ------------      ------------

OPERATING LOSS FROM CONTINUING OPERATIONS                  (462,237)         (877,314)       (2,046,838)       (3,089,408)
                                                       ------------       -----------      ------------      ------------
Other Income (Expense):
  Interest, net                                              34,508           143,617            31,710           646,830
  Other                                                    (829,444)            8,376          (724,388)           38,731
  Equity income from investments                             45,494            45,431           136,485            74,292
                                                       ------------       -----------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                               (749,442)          197,424          (556,193)          759,853
                                                       ------------       -----------      ------------      ------------

NET LOSS BEFORE MINORITY INTEREST                        (1,211,679)         (679,890)       (2,603,031)       (2,329,555)
Minority interest in income (loss) of consolidated
  subsidiaries                                              (52,774)          112,899            (2,300)          183,663
                                                       ------------       -----------      ------------      ------------
NET LOSS FROM CONTINUING OPERATIONS                    $ (1,264,453)      $  (566,991)     $ (2,605,331)     $ (2,145,892)
                                                       ============       ===========      ============      ============
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF
TAXES AND MINORITY INTEREST                                  36,608            79,628           173,390           129,007
                                                       ------------       -----------      ------------      ------------
NET LOSS                                                 (1,227,845)         (487,363)       (2,431,941)       (2,016,885)
                                                       ============       ===========      ============      ============
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation                              149,195              --              97,938              --
                                                       ------------       -----------      ------------      ------------
COMPREHENSIVE LOSS                                     $ (1,078,650)      $  (487,363)     $ (2,334,003)     $ (2,016,885)
                                                       ============       ===========      ============      ============
  Weighted average number of
    common shares outstanding                            97,356,206        91,484,823        96,479,984        81,185,630
                                                       ------------       -----------      ------------      ------------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - from continuing operations                         $      (0.01)      $     (0.01)     $      (0.03)     $      (0.02)
  - from discontinued operations                               0.00              0.00      $       0.00              0.00
                                                       ------------       -----------      ------------      ------------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED          $      (0.01)     $      (0.01)     $      (0.03)     $      (0.02)
                                                       ------------       -----------      ------------      ------------


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Unaudited Nine Months Ended
                                                                                     ------------------------------
                                                                                     SEPTEMBER 30,     September 30,
                                                                                         2002              2001
                                                                                     ------------      ------------
Operating activities:
  Net income (loss) from continued operations                                          (2,605,331)       (2,145,892)
  Depreciation, depletion and amortization                                              1,601,327         2,524,457
  Equity income from investments                                                         (136,484)          (74,292)
  Allowance for doubtful accounts                                                         275,000           100,000
  Minority interest in income (loss) of consolidated subsidiaries                           2,300          (183,663)
  Changes in assets and liabilities:
    Accounts receivable                                                                 1,110,730        (2,107,058)
    Inventory                                                                             208,185          (380,602)
    Other current assets                                                                  (47,975)         (168,411)
    Accounts payable                                                                      (48,009)       (1,864,214)
    Deferred revenue                                                                    1,000,000              --
    China Projects payable                                                                   --             700,940
    Accrued liabilities                                                                  (177,284)         (509,146)
  Advances from joint venture partner                                                        --          (5,888,573)
                                                                                     ------------      ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                                    1,182,459        (9,996,454)
                                                                                     ------------      ------------

Investing activities:
  Capital expenditures                                                                (10,055,351)       (8,751,032)
  Acquisitions, net of cash acquired                                                      (25,000)       (4,044,973)
  Proceeds from disposition of investment                                                    --             125,000
  Investments in and advances to oil and gas and other ventures                           225,058          (589,232)
  Change in non cash working capital items                                              1,789,202          (553,457)
                                                                                     ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (8,066,091)      (13,813,694)
                                                                                     ------------      ------------
Financing Activities:
  Proceeds from sale of common stock                                                    1,790,948         7,235,339
  Share issue costs                                                                      (162,215)         (643,075)
  Advances from minority interest                                                       1,373,954         1,935,881
                                                                                     ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               3,002,687         8,528,145
NET CASHFLOWS FROM SUBSIDIARY HELD FOR SALE                                              (299,802)       (3,356,524)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (4,180,747)      (18,638,527)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          5,891,038        29,696,654
                                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                1,710,291      $ 11,058,127
                                                                                     ============      ============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (UNAUDITED)

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

         In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding with legal ownership being transferred upon receipt of final payment due in August 2003. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale". The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

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

         In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan is being implemented. Disposal of further non-core assets and external sources of funding are also being pursued.

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

(3)      Foreign Operations

         CanArgo's future operations and earnings will depend upon the results of CanArgo's operations in the Republic of Georgia, Ukraine and Russia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on CanArgo's financial position, results of operations and cash flows. Also, the success of CanArgo's operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

(4)      Inventory

         Inventory at September 30, 2002 and December 31, 2001 consisted of the following:


                                              SEPTEMBER 30,        December 31,
                                                   2002                2001
                                              -------------        ------------
         Crude oil                            $    171,659         $    373,818
         Refined products                           26,074               32,100
                                              ------------         ------------
                                              $    197,733         $    405,918
                                              ============         ============

(5)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at September 30, 2002 and December 31, 2001 include the following:


                                                      SEPTEMBER 30, 2002
                                    ------------------------------------------------------
                                                         ACCUMULATED                             December 31, 2001
                                                        DEPRECIATION                             -----------------
                                                            AND                  NET                    NET
                                        COST             IMPAIRMENT         CAPITAL ASSETS        CAPITAL ASSETS
                                    ------------        ------------        --------------       -----------------
OIL AND GAS PROPERTIES
  Proved properties                 $31,900,462         $16,414,771          $15,485,691           $16,669,691
  Unproved properties                36,286,394                  --           36,286,394            24,570,886
                                    -----------         -----------          -----------           -----------
                                     68,186,856          16,414,771           51,772,085            41,240,577
PROPERTY AND EQUIPMENT
  Oil and gas related
    equipment                        12,346,319           3,561,867            8,784,452            10,621,771
  Office furniture,
   fixtures and
  equipment and other                 1,093,107             605,112              487,995               562,221
                                    -----------         -----------          -----------           -----------
                                     13,439,426           4,166,979            9,272,447            11,183,992

REFINING                              4,165,067           4,054,217              110,850               110,851
                                    -----------         -----------          -----------           -----------
TOTAL                               $85,791,349         $24,635,967          $61,155,382           $52,535,420
                                    ===========         ===========          ===========           ===========



         Unproved property additions relate to CanArgo's exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are in the Republic of Georgia.

         In July 2002, CanArgo acquired the remaining 15% interest it did not own in IPEC, whose sole operations were the ownership of a 0.1% working interest in the Bugruvativske field for cash consideration of $50,000. Total cash consideration was allocated to capital assets and on completion of the acquisition IPEC became a wholly owned subsidiary of CanArgo. Subsequent to the purchase, in July 2002, CanArgo disposed of its entire interest (100%) in IPEC to the nominees of a local Ukrainian oil and gas company for $13,435 and recorded $34,742 in unproved properties related to CanArgo's investment in the Bugruvativske field.

 (6)     Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at September 30, 2002 and December 31, 2001 is set out below:



                                                                                         SEPTEMBER 30,        December 31,
                                                                                              2002                2001
                                                                                         -------------        ------------
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES
          Ukraine - Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil Company                               $   6,613,603        $  6,698,062
         Republic of Georgia - Ninotsminda
             Through an effective 50% ownership of East Georgian Pipeline Co.                       --             192,500
         Other Investments                                                                      75,000              75,000
                                                                                         -------------        ------------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES                                                              $   6,688,603        $  6,965,562
                                                                                         -------------        ------------

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                                  (598,076)           (593,961)
         Republic of Georgia - East Georgian Pipeline Co.                                           --            (192,500)
                                                                                         -------------        ------------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                              $    (598,076)           (786,461)

         IMPAIRMENT - STYNAWSKE FIELD, BORYSLAW                                             (5,459,793)         (5,459,793)
                                                                                         -------------        ------------

         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                           $     630,734        $    719,308
                                                                                         =============        ============


         Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. As a result of prolonged negotiations, which created significant uncertainty as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its entire investment in and advances to Boryslaw Oil Company.

         In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $250,000 was repaid at September 30, 2002. Boryslaw Oil Company has not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

         CanArgo's venture in Boryslaw Oil Company is in the development stage and accordingly, realization of this investment is dependent upon successful development of and ultimately cash flows from operations of the venture.

         Other investments represent CanArgo's 10% interest in a Caspian Sea exploration project.

(7)      Accrued Liabilities

         Accrued liabilities at September 30, 2002 and December 31, 2001 include the following:

                                                           SEPTEMBER 30,        December 31,
                                                              2002                   2001
                                                           -------------        ------------
Professional fees                                           $   37,600            $ 150,000
Operating costs                                                      -               90,000
Other                                                          185,337              160,221
                                                            ----------            ---------
                                                            $  222,937            $ 400,221
                                                            ==========            =========


         As at December 31, 2001 $90,000 represented liabilities relating to the winding up of East Georgian Pipeline Company.

(8)      Minority Shareholder Advances

         In 2001 CanArgo received $731,000 and in 2002, $476,000 on issuance of convertible loans from new minority shareholders of CanArgo's subsidiary, CanArgo Norio Limited (Norio). The cash amount received represented the new minority shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. In November 2002, CanArgo reached agreement with the other shareholders in Norio on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64% in Norio and its existing Norio and North Kumisi production sharing agreement. On finalisation of respective equity interest, the convertible loans previously classified as minority shareholder advances, have been reclassified to minority interest.

(9)      Minority Interest

         In November 2002, CanArgo reached agreement with the other shareholders in CanArgo's subsidiary, CanArgo Norio Limited (Norio), on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64% in Norio and its existing Norio and North Kumisi production sharing agreement. As a result of the finalisation of respective equity interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of Norio, and in accordance with the application of SAB 51, this gave rise to a non-operating loss of $443,564, classified as other expenses. The nominal value of the final shares issued in Norio were $1,250 per share which gives a nominal value for Norio of $11,328,928 of which CanArgo share is $7,269,023 and the minority shareholders share is $4,059,876.

         J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

(10)    Stockholders' Equity

                                        COMMON STOCK
                                   -----------------------
                                    NUMBER OF
                                     SHARES                      ADDITIONAL     FOREIGN                         TOTAL
                                   ISSUED AND                     PAID-IN       CURRENCY      ACCUMULATED   STOCKHOLDERS'
                                    ISSUABLE     PAR VALUE        CAPITAL     TRANSLATION       DEFICIT         EQUITY
                                   ----------    ----------    -------------  -----------     -----------   -------------
TOTAL, DECEMBER 31, 2001           92,008,446    $9,200,845     $144,057,517    $    --      $(87,458,782)    $65,799,580

Less shares issuable at
beginning of period                  (148,826)      (14,883)        (279,436)        --                --        (294,319)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares              148,826        14,883          279,436         --                --         294,319

Issuance of common stock
pursuant to February private
placement                           5,210,000       521,000        1,241,433         --                --       1,762,433

Issuance of common stock
pursuant to May private
placement                             137,760        13,775           14,740         --                --          28,515

Share issue costs                          --            --         (162,215)        --                --        (162,215)
Current year adjustment                                                          97,938                            97,938
Net loss                                   --            --               --         --        (2,431,941)     (2,431,941)
                                   ----------    ----------     ------------    -------       -----------     -----------
TOTAL, SEPTEMBER 30, 2002          97,356,206    $9,735,620     $145,151,475    $97,938       (89,890,723)    $65,094,310
                                   ==========    ==========     ============    =======       ===========     ===========


         On May 24, 2002 CanArgo acquired all of the Exchangeable Shares of CanArgo Oil & Gas Inc. for shares of CanArgo Common Stock on a share-for-share basis.


(11)     Net Loss Per Common Share

         Basic and diluted net loss per common share for the nine month periods ended September 30, 2002 and 2001 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the nine month periods ended September 30, 2002 and 2001 are 97,356,206 and 91,484,823 respectively. Options to purchase CanArgo's common stock were outstanding at September 30, 2002 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.

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

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 2002, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

(13)     Segment Information

         Operating revenues from continued operations for the nine month periods ended September 30, 2002 and 2001 by geographical area were as follows:

                                                                               SEPTEMBER 30,    September 30,
                                                                                  2002            2001
                                                                               ------------     -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                      $ 3,159,850      $ 4,726,230

         REFINING
           Eastern Europe                                                             --          1,981,646

         OTHER
           Eastern Europe                                                        1,398,153             --

         INTERSEGMENT ELIMINATIONS                                                    --           (906,545)
                                                                               -----------      -----------
         TOTAL                                                                 $ 4,558,003      $ 5,801,331
                                                                               ===========      ===========


         Other Eastern Europe operating revenue relates to income from the hire of CanArgo equipment.

         Operating income (loss) from continued operations for the nine month periods ended September 30, 2002 and 2001 by geographical area was as follows:

                                                                               SEPTEMBER 30,       September 30,
                                                                                   2002                2001
                                                                               ------------        -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                     $ 2,060,386         $   645,542

         REFINING
            Eastern Europe                                                          (5,053)           (355,365)

         CORPORATE AND OTHER EXPENSES                                           (4,102,171)         (3,313,357)

         INTERSEGMENT ELIMINATIONS                                                      --             (66,228)

                                                                               ------------        -----------
         TOTAL OPERATING INCOME (LOSS)                                         $ (2,046,838)      $ (3,089,408)
                                                                               ============       ============

         Net income (loss) before minority interest from continuing operations for the nine month periods ended September 30, 2002 and 2001 by geographic area was as follows:

                                                                               SEPTEMBER 30,       September 30,
                                                                                   2002                2001
                                                                               ------------        -------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                     $  1,616,824        $   685,531

         REFINING
            Eastern Europe                                                            5,680           (355,365)

         CORPORATE AND OTHER EXPENSES                                            (4,225,535)        (2,593,493)

         INTERSEGMENT ELIMINATIONS                                                       --            (66,228)

                                                                               ------------       ------------
         NET INCOME (LOSS) BEFORE MINORITY INTEREST                            $ (2,603,031)      $ (2,329,555)
                                                                               ============       ============


         Identifiable assets of continuing and discontinued operations as of September 30, 2002 and December 31, 2001 by business segment and geographical area were as follows:

                                                                               SEPTEMBER 30,      December 31,
                                                                                   2002               2001
                                                                               ------------       -------------
         CORPORATE
           Eastern Europe                                                      $   112,525        $ 3,926,930
           Western Europe                                                        3,609,193          7,310,677
                                                                               -----------        -----------
         TOTAL                                                                   3,721,718         11,237,607

          OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                       61,044,532         52,424,570

         REFINING
           Eastern Europe                                                          110,850            110,850

         DISCONTINUED OPERATIONS
            Eastern Europe                                                       7,347,104          5,819,582

         OTHER ENERGY PROJECTS
           Eastern Europe                                                          630,734            719,308
                                                                               -----------        -----------
         IDENTIFIABLE ASSETS - TOTAL                                           $72,854,938        $70,311,917
                                                                               ===========        ===========

(14)     Discontinued Operations

         In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding with legal ownership being transferred upon receipt of final payment due in August 2003. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale". The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

         The results of discontinued operations at September 30, 2002 and September 30, 2001 consisted of the following:

                                                                               SEPTEMBER 30,      September 30,
                                                                                   2002               2001
                                                                               ------------       -------------
         Operating Revenues                                                     5,086,458          4,842,530
         Income Before Income taxes and Minority Interest                         367,174            258,014
         Income Taxes                                                              20,394                 --
         Minority Interest in Income                                             (173,390)          (129,007)
                                                                               ----------         ----------
         Net Income from Discontinued Operation                                $  173,390         $  129,007
                                                                               ==========         ==========

         Assets and liabilities of subsidiary held for sale at September 30, 2002 and December 31, 2001 consisted of the following:

                                                                               SEPTEMBER 30,      December 31,
                                                                                   2002               2001
                                                                               ------------       -------------
         Assets held for sale:
         Cash and cash equivalents                                                   47,882                 254
         Accounts receivable                                                        239,796              90,108
         Inventory                                                                  201,451             177,931
         Other current assets                                                       135,023              35,384
         Capital assets, net                                                      6,473,952           5,149,291
         Investment in other ventures, net                                          249,000             366,614
                                                                               ------------       -------------
                                                                               $  7,347,104       $   5,819,582
                                                                               ============       =============
         Liabilities held for sale:
         Accounts payable                                                           660,269             240,958
         Current portion of long term debt                                        1,110,276             392,408
         Income taxes payable                                                        12,183              29,456
         Accrued liabilities                                                            200                  --
         Long term debt                                                             448,576             514,352
                                                                               ------------       -------------
                                                                               $  2,231,504       $   1,177,174
                                                                               ============       =============

         Other investments include three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site in now consolidated in the results of CanArgo Standard Oil Products, above.

         In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements of $550,000 with a commercial lender in Georgia. As at September, 2002 $350,000 of these facilities were drawn and as at September 30, 2002, $263,169 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans are to be repaid by June 2004. No company guarantees have been provided by CanArgo with respect to these loans.

         In November 2001, CanArgo Standard Oil Products Limited entered into a $1 million credit facility agreement, in May 2002 a further $240,000 credit facility agreement, and in September 2002 a further $800,000 credit facility agreement with a commercial lender in Georgia to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn, in 2002 $180,000 of the second facility was drawn, and in September 2002 the full amount of the third facility was drawn. As at September 30, 2002, $1,558,855 of the total facility was outstanding. The loans bear interest at 18% per annum and are secured by the assets of five petrol stations. The full amount of the first loan is to be repaid by December 2003, the second loan by November 2004, and the third loan by February 2005. No parent company guarantees have been provided by CanArgo with respect to these loans.

         The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.

(15)     Acquisition and disposals

         In July 2002, CanArgo acquired the remaining 15% interest it did not own in IPEC for cash consideration of $50,000. Total cash consideration was allocated to capital assets and on completion of the acquisition, IPEC became a wholly owned subsidiary of CanArgo. There were no material assets or liabilities within IPEC at the acquisition date requiring fair valuing. Prior to acquisition, the historical cost of the 85% interest that CanArgo owned in IPEC was $33,369.

         In July 2002, CanArgo signed a covenant with a local Ukrainian oil and gas company, on their participation in the Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine. IPEC was to provide the vehicle by which they would become party, through their subsidiary or nominee, to the JIPA and in September 2002, CanArgo disposed of its entire interest (100%) in IPEC for $13,435 to their nominees.

(16)     Subsequent Events

         In October 2002, CanArgo agreed to sell its 50% holding in CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects with legal ownership being transferred upon receipt of final payment due in August 2003. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale". The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

         In November 2002, CanArgo's subsidiary, CanArgo Norio Limited (Norio), won the tender for the oil and gas exploration and production rights to Block XI(G) (Tbilisi) and Block XI(H) (Rustavi) in Eastern Georgia. By successfully winning the tender, under the tender conditions issued by the Georgian State Agency for Regulation of Oil and Gas Resources, CanArgo should be awarded a licence for these blocks following negotiation of a Production Sharing Agreement with the Georgian State authorities.

         In November 2002, CanArgo reached agreement with the other shareholders in Norio on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64% in Norio and its existing Norio and North Kumisi production sharing agreement, as well as the two new blocks. Convertible loans representing advances from new minority shareholders of Norio were reclassified from advances in minority interest to minority interest as at 30 September 2002 following finalisation of CanArgo's equity interest in Norio. As a result of the finalisation of respective equity interest the minority interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of Norio, and in accordance with the application of SAB 51, gave rise to a non-operating loss of $443,564, classified as other expenses. The nominal value of the final shares issued in Norio were $1,250 per share which gives a nominal value for Norio of $11,328,928 of which CanArgo share is $7,269,023 and the minority shareholders share is $4,059,876.

         On November 11 2002, Roger Brittain resigned as non-executive Chairman of the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, CanArgo had working capital from continuing operations of $1,658,000 compared to working capital from continuing operations of $9,948,000 as of December 31, 2001. The $8,290,000 decrease in working capital from continuing operations from December 31, 2001 to September 30, 2002 is principally due to a reduction in cash and prepayments related to capital expenditures on the Ninotsminda, Manavi and Norio projects.

As a result of unexpected mechanical difficulties drilling exploration wells M11 and MK72 and delays in testing well N100, capital expenditures have exceeded initial estimates and production volumes available for sale are less than anticipated. These events have resulted in lower than expected cash resources from which CanArgo can continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan is being implemented. Both direct project and general and administrative costs are to be reduced. CanArgo's management believes that these reductions together with a prepayment on the sale of crude oil, the selective sale of certain non-core assets including CanArgo's generator and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Provided funds are available, immediate and near term development plans include the completion of testing of well N100 and the continued drilling of wells M11 and Norio MK72, two deep exploration wells. CanArgo has temporarily suspended further drilling of well M11 below its current casing point at 4,182 metres in order to fully review available technical data, and to estimate the cost to complete the well. Norio MK72, has been cased at a depth of 2,932 metres in the Lower Sarmatian. Farm-in partners are currently being sought to provide additional capital for completing these wells.

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine and reached an agreement with a local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to 31 December 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by 31 December 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of the final $3 million payment due in August 2003.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $250,000 was repaid at September 30, 2002. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil

Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

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

Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo's oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo may also, where opportunities exist, seek to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing as is available will be on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

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

Subject to the raising of additional capital, above, CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures. CanArgo should be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures.

STATEMENT OF CASH FLOWS

All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents decreased by $4,181,000 to $1,710,000 at September 30, 2002 from $5,891,000 at December 31, 2001. The decrease was primarily due to the cost of the Manavi and Norio exploration programmes in Georgia.

Accounts receivable decreased by $1,386,000 to $621,000 at September 30, 2002 from $2,007,000 at December 31, 2001. The decrease is primarily a result of the receipt of $1,000,000 from AES relating to the termination of AES's participation in a three well exploration programme, and an increase in allowance for a doubtful debt of $275,000, generated from gas sales to the Rustavi Plant in Georgia in 2000.

Inventory decreased by $208,000 to $198,000 at September 30, 2002 from $406,000 at December 31, 2001 primarily as result of the sale of oil by Ninotsminda Oil Company from storage. Approximately 36,000 barrels of oil were held in storage by Ninotsminda Oil Company at September 30, 2002 for sale to the Georgian domestic, region or international market.

Prepayments decreased by $1,789,000 to $447,000 at September 30, 2002 from $2,236,000 at December 31, 2001 primarily as a result of receipt of materials and services related to CanArgo's exploration activities transferred to capital assets in the period. This decrease is included in the statement of cash flows as an investing activity.

Capital assets, net increased to $61,155,000 at September 30, 2002 from $52,535,000 at December 31, 2001, primarily as a result of investment of $10,055,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Norio production sharing contracts.

Investments in and advances to oil and gas and other ventures, net decreased to $631,000 at September 30, 2002 from $719,000 at December 31, 2001. The decrease reflects repayments by Boryslaw Oil Company of CanArgo's advances in 2001 partially offset by an increase in equity income related to CanArgo's investment in Boryslaw Oil Company.

Assets of subsidiary held for sale, of discontinued operations, increased by $1,527,000 to $7,347,000 at September 30, 2002 from $5,820,000 at December 31,
2001 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Accounts payable decreased to $780,000 at September 30, 2002 from $828,000 at December 31, 2001 primarily due to an absolute fall in corporate payables.

Deferred revenue of $1,000,000 at September 30, 2002 relates to a 12 month crude oil sales agreement for Ninotsminda Oil Company to sell its monthly share of oil produced under the Ninotsminda production sharing contract. As security over payment the buyer provided $1 million to be repaid by Ninotsminda Oil Company at the end of the twelve month period through the delivery of crude oil equal to the value of the security.

Accrued liabilities decreased by $177,000 to $223,000 at September 30, 2002 from $400,000 at December 31, 2001 primarily due to a reduction in accrued professional fees, and liabilities relating to the winding up of East Georgian Pipeline Company.

Liabilities of subsidiaries held for sale, of discontinued operations, increased by $1,055,000 to $2,232,000 at September 30, 2002 from $1,177,000 at December
31, 2001 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

Minority shareholder advances as at December 31, 2001 related to the receipt of convertible loans from new minority shareholders of CanArgo's subsidiary, CanArgo Norio Limited (Norio). The cash amount received represented part of the new minority shareholder's share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. In November 2002, CanArgo reached agreement with the other shareholders in Norio on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64% in Norio and its existing Norio and North Kumisi production sharing agreement. Subsequently, the convertible loans have been reclassified as minority interest on finalisation of respective equity shares.

Minority interest in continuing and discontinued subsidiaries increased by $1,826,000 to $3,357,000 at September 30, 2002 from $1,531,000 at December 31,
2001 due to the reclassification of $1,207,000 from minority shareholder advances resulting from finalisation of CanArgo's equity interest from 50% to 64% in Norio and its existing Norio and North Kumisi production sharing agreement, an increase of $444,000 resulting from CanArgo's adjusted interest in its final share of the carrying net asset value of Norio, and minority interest shareholder's share of income in the period.

On February 12, 2002, CanArgo completed an offering of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) to a financial institution and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder.

On May 28, 2002, CanArgo completed an offering of 137,760 common shares at NOK
1.68 per share (approximately US$0.21 per share) to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000 in transactions intended to qualify for an exemption from registration under
Section 4(2) of the Securities Act of 1933 afforded by Regulation S promulgated thereunder. The shares have not been registered under the Securities Act of 1933 and are "restricted" as that term is defined in Rule 144 under the Securities Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of CanArgo.

The foreign currency translation is due to the Company adopted the self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders' equity.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At September 30, 2002, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

Current drilling obligations with respect to CanArgo's oil and gas properties include, under the third phase of the preliminary work programme for the Nazvrevi/Block XIII production sharing contract, the drilling of one well, unless CanArgo decides to terminate the contract. There is no depth or financial commitment relating to this well. The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement commenced in January 2002 with the first exploration well at an estimated cost of up to $4.4 million of which CanArgo's estimated share of costs is $3.2 million. The State Agency for Oil and Gas Regulations in Georgia has confirmed that CanArgo has satisfied all drilling and work obligations under the terms of the Norio and Kumisi production sharing agreement. The well is currently suspended while CanArgo actively seeks partners for funding to deepen the well to the target zone.

The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $250,000 was repaid by September 30, 2002. Boryslaw Oil Company has so far not been given notice by the

Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

In August 2002, Ninotsminda Oil Company entered into a 12 month crude oil sales agreement to sell its monthly share of oil produced under the Ninotsminda production sharing contract. As security for payment the buyer has paid to Ninotsminda Oil Company $1 million to be repaid at the end of the twelve month period through the delivery of additional crude oil equal to the value of the security. Under the agreement, crude oil will be sold at dated Brent less a fixed discount per barrel depending on the Brent price. The discount ranges from a minimum of $6.00 per barrel when dated price is less than $15.00 per barrel to a maximum $7.50 per barrel when dated Brent is greater than $25.01 per barrel.

RESULTS OF CONTINUING OPERATIONS

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001

CanArgo recorded operating revenue from continuing operations of $4,558,000 during the nine month period ended September 30, 2002 compared with $5,801,000 for the nine month period ended September 30, 2001. The decrease is attributable to declines in oil and gas and refining revenues offset by other revenue, representing rental of CanArgo equipment in Georgia. No new equipment rental contracts have been signed, although the company has established a well services subsidiary, which will bid in local tenders for drilling contracts.

Ninotsminda Oil Company generated $3,160,000 of revenue in the nine month period ended September 30, 2002 compared with $3,820,000 for the nine month period ended September 30, 2001. Its net share of the 217,608 (797 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 141,445 barrels. In the period 41,844 barrels of oil were removed from storage and sold. For the nine month period ended September 30, 2001 Ninotsminda Oil Company's net share of the 323,000 barrels (1,183 barrels per day) of gross production was 193,689 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production was sold locally in Georgia under both national and international contracts Net sale prices for Ninotsminda oil sold during the first nine months of 2002 averaged $16.61 per barrel as compared with an average of $19.79 per barrel in the first nine months of 2001. Its net share of the 143,233 mcf of gas delivered was 93,101 mcf at an average net sale price of $1.25 per mcf of gas. For the nine month period ended September 30, 2001, Ninotsminda Oil Company's net share of the 951,688 mcf of gas delivered was 618,600 mcf at an average net sales price of $1.14 per mcf of gas. Gas deliveries for the nine months ended September 30, 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, its demand for gas is too great for CanArgo to meet from current production.

Refining revenues for the nine month period ended September 30, 2001 related solely to the refinery owned by Georgian American Oil Refinery. Currently only naphtha, diesel and mazout can be produced and of these products, an excise tax on naphtha sales remains in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, CanArgo deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for product able to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. The refinery is now in a care and maintenance condition.

Operating loss from continuing operations for the nine month period ended September 30, 2002 was $2,049,000 compared with an operating loss of $3,089,000 for the corresponding period in 2001. The decrease in operating loss is attributable primarily to refining activity, profit generated from rental of CanArgo equipment and reduced depreciation, depletion and amortization in the period.

Field operating expenses decreased to $1,141,000 for the nine month period ended September 30, 2002 as compared to $1,566,000 for the nine month period ended September 30, 2001. The decrease is primarily a result of decreased activity at the Ninotsminda field offset partially by costs relating to sales of oil from storage in the nine months of the year.

Purchases of crude oil and products and Refinery operating expenses for the nine month period ended September 30, 2001 related solely to refining activity which was suspended in the fourth quarter of 2001.

Direct project costs increased to $1,158,000 for the nine month period ended September 30, 2002, from $937,000 for the nine month period ended September 30, 2001, reflecting additional costs associated with the rental by others of CanArgo equipment.

General and administrative costs increased to $2,704,000 for the nine month period ended September 30, 2002, from $2,689,000 for the nine month period ended September 30, 2001 primarily as a result of additional corporate costs.

The decrease in depreciation, depletion and amortization expense to $1,601,000 for the nine month period ended September 30, 2002, from $2,524,000 for the nine month period ended September 30, 2001 is attributable principally to lower production, due to limited workover investment resulting in a natural reservoir rate of decline, and lower sales from the Ninotsminda oil field.

CanArgo recorded net other expense of $556,000 for the nine months ended September 30, 2002, as compared to other income of $760,000 during the nine months ended September 30, 2001 primarily due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio, lower cash balances in 2002, an allowance for doubtful accounts of $275,000 from previous gas sales, and an allowance for doubtful accounts of $93,000 relating to the rental of CanArgo equipment.

Equity income from investments increased to $136,000 for the nine month period ended September 30, 2002 from $74,000 for the nine month period ended September 30, 2001 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company.

The net loss from continuing operations of $2,432,000 or $0.03 per share for the nine month period ended September 30, 2002 compares to a net loss of $2,017,000, or $0.02 per share for the nine month period ended September 30, 2001. The weighted average number of common shares outstanding was substantially higher during the nine month period ended September 30, 2002 than during the nine month period ended September 30, 2001, due in large part to private placements in July 2001, February and May 2002.

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2001

CanArgo recorded operating revenue continuing operations of $696,000 during the three month period ended September 30, 2002 compared with $2,095,000 for the three month period ended September 30, 2001. The decrease is due to declines in oil and gas and refining revenues.

Ninotsminda Oil Company generated $696,000 of revenue in the three month period ended September 30, 2002. Its net share of the 74,924 barrels (814 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 48,700 barrels. 17,438 barrels of oil were added to storage in the period. For the three month period ended September 30, 2001, Ninotsminda Oil Company's net share of the 90,800 barrels (987 barrels per day) of gross production was 53,500 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production in Georgia was sold under both national and international contracts. Net sale prices for Ninotsminda oil sold during the third quarter of 2002 averaged $20.28 per barrel as compared with an average of $19.69 per barrel in the third quarter of 2001. Its net share of the 74,797 mcf of gas delivered was 48,618 mcf at an average net sale price of $1.27 per mcf of gas. For the three month period ended September 30, 2001, Ninotsminda Oil Company's net share of the 588,303 mcf of gas delivered was 382,397 mcf at an average net sales price of $1.18 per mcf of gas. Gas deliveries for the three months ended September 30, 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, its demand for gas is too great for CanArgo to meet from current production.

Refining revenues for the three month period ended September 30, 2001 relate to the refinery owned by Georgian American Oil Refinery. Currently only naphtha, diesel and mazout can be produced and of these products, an excise tax on naphtha sales remains in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, CanArgo deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue which expired in May 2002. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for product able to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. The refinery is now in a care and maintenance condition.

The operating loss continuing operations for the three month period ended September 30, 2002 amounted to $462,000 compared with an operating loss of $877,000 for the corresponding period in 2001. The decrease in operating loss is attributable to a reduced general and administrative cost and a reduced depreciation, depletion and amortization charge in the period, partially offset by a decline in refining income and oil and gas revenue.

Field operating expenses decreased to $261,000 for the three month period ended September 30, 2002 as compared to $453,000 for the three month period ended September 30, 2001. The decrease is primarily a result of decreased activity at the Ninotsminda field.

Purchases of crude oil and products and Refinery operating expenses for the three month period ended September 30, 2001 related solely to refining activity which was suspended in the fourth quarter of 2001.

Direct project costs decreased to $177,000 for the three month period ended September 30, 2002, from $365,000 for the three month period ended September 30, 2001 reflecting additional costs associated with the rental by others of CanArgo equipment.

General and administrative costs decreased to $403,000 for the three month period ended September 30, 2002, from $866,000 for the three month period ended September 30, 2001 principally due to the reclassification of an allowance for doubtful accounts of $275,000 from previous gas sales to other expenses and the reversal of a $125,000 severance provision from the previous quarter.

The decrease in depreciation, depletion and amortization expense to $317,000 from $578,000 for the three month period ended September 30, 2002 is attributable principally to lower production, due to limited workover investment resulting in a natural reservoir rate of decline, and lower sales from the Ninotsminda field.

The equity income from investments at $45,000 for the three month period ended September 30, 2002 reflected equity income from production and sales of crude oil by Boryslaw Oil Company.

CanArgo recorded net other expense of $749,000 for the three months ended September 30, 2002, as compared to other income of $197,000 during the three months ended September 30, 2001. The principal reason for the decrease is due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio, the reclassification of an allowance for doubtful accounts of $275,000 from previous gas sales previously recorded in general and administrative costs, an allowance for doubtful accounts of $93,000 relating to the rental of CanArgo equipment, and lower interest income on cash balances.

The net loss from continuing operations of $1,228,000 or $0.01 per share for the three month period ended September 30, 2002 compares to a net loss of $487,000, or $0.01 per share for the three month period ended September 30, 2001. The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2002 than during the three month period ended September 30, 2001, due in large part to a private placement in July 2001, February and May 2002.

RESULTS OF DISCONTINUED OPERATIONS

Nine Month Period Ended September 30, 2002 Compared to Nine Month Period Ended September 30, 2001

The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2002 amounted to $174,000 compared with income of $129,000 for the corresponding period in 2001. The increase in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo standard Oil Products.

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2001

The net income from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2002 amounted to $37,000 compared with income of $80,000 for the corresponding period in 2001. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo standard Oil Products.

NEW ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, and Amendment of FASB No. 13, and Technical Corrections (FAS "145"). This statement removes the requirement that a gain or loss on the early extinguishment of debt must be reported as an extraordinary activity. In addition, the statement requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. There are numerous other modifications to existing authoritative guidance under this standard. This statement is effective for financial statements issued on or after May 15, 2002. CanArgo does not expect the adoption of this standard to have a material effect on its financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This standard will require companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaces the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement is effective for fiscal years beginning after December 31, 2002. CanArgo does not expect the adoption of this standard to have a material effect on its financial statements.

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

Demands by, or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

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

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, are effective, as of the evaluation date, in timely alerting them to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act. Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


         (a) On February 12, 2002, CanArgo completed an offering of 5,210,000 shares of common stock at Norwegian Kroner 2.95 per share (approximately US$0.33 per share) to a financial institution and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. ABG Sundal Collier ASA acted as placement agent for this transaction. The placement agent received a commission of 5.75% of the gross proceeds of the placement. Proceeds from the offering will be used for working capital and future capital expenditures in Georgia following termination of the AES Participation Agreement

         (b) On May 28, 2002, CanArgo completed an offering of 137,760 common shares at NOK 1.68 per share (approximately US$0.21 per share) to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000. The shares have not been registered under the Securities Act of 1933 and are "restricted" as that term is defined in Rule 144 under the Securities Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of CanArgo.


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

           *10(14) Employment Agreement between CanArgo Energy Corporation and Dr. David Robson dated September 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

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

           10(23) Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from September 30, 2001 Form 10-Q).

           10(24) Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2000 Form 10-Q).

   +       10(25)       Covenant on terms and conditions of participation in
                        investment activity under the Joint Investment
                        Production Activity agreement dated of March 20, 1998, dated July 23, 2002.

   +       10(26)       Stock sale purchase contract of IPEC between Lateral
                        Vector Resources and Northern Industrial Development dated July 25, 2002.

   +       10(27)       Amendments of and Additions to Joint Investment
                        Production Activity agreement of March 20, 1998, dated
                        August 8, 2002.

   +       10(28)       Amendment of Clause 9.3.1 of Amendments of and Additions
                        to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002.

   +       10(29)       Stock sale purchase contract of IPEC between Lateral
                        Vector Resources Inc. and Lystopad dated September 24,
                        2002.

   +       10(30)       Stock sale purchase contract of IPEC between Lateral
                        Vector Resources Inc. and Lyutyi dated September 24,
                        2002.

   +       10(31)       Sale agreement of CanArgo Petroleum Products Limited
                        between CanArgo Limited and Westrade Alliance LLC dated
                        October 14, 2002.

           21 List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

   +       99(1)        Certification of Chief Executive Officer pursuant to
                        18.U.S.C. Section 1350, as adopted pursuant to section
                        906 of the Sarbanes-Oxley Act of 2002.

   +       99(2)        Certification of Chief Financial Officer pursuant to
                        18.U.S.C. Section 1350, as adopted pursuant to section
                        906 of the Sarbanes-Oxley Act of 2002.




           (b)  Reports on Form 8 K:

The following current reports on form 8-K were filed during the quarter ended September 30, 2002.

On September 17, 2002, CanArgo Energy Corporation announced that it agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity Agreement for the development of the Bugruvativske Field in Ukraine and reached agreement with a local Ukrainian oil and gas company, on the terms of a farm-in to the JIPA.

On September 23, 2002 CanArgo announced the appointment of Vincent McDonnell as Chief Financial Officer.

On October 17 2002, CanArgo announced that it agreed binding terms for the sale of its interest in its Georgian gasoline station business, CanArgo Standard Oil Products, for a cash consideration of US$ 4 million.

         On November 12 2002 CanArgo announced that its subsidiary, CanArgo Norio Limited, has won the tender for the oil and gas exploration and production rights to Block XI(G) (Tbilisi) and Block XI(H) (Rustavi) in Eastern Georgia ("the Blocks"). CanArgo also announced that it has reached agreement with the other shareholders in CanArgo Norio on increasing CanArgo's interest in CanArgo Norio.

         On November 12 2002 CanArgo announced the resignation of Roger Brittain, non-executive Chairman of the Board.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CANARGO ENERGY CORPORATION


Date: November 14, 2002                             By: /s/Vincent McDonnell
                                                        -----------------------
Vincent McDonnell                                       Chief Financial Officer

                                 CERTIFICATIONS

I, David Robson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CanArgo Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                                 /s/ David Robson
                                                        -------------------
                                                        David Robson
                                                        Chief Executive Officer

I, Vincent McDonnell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CanArgo Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                                 /s/ Vincent McDonnell
                                                        ----------------------
                                                        Vincent McDonnell
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


       FILED
      HEREWITH                                                 EXHIBIT
----------------------------------------------------------------------------------------------------
                              Management Contracts, Compensation Plans and Arrangements are
                              identified by an asterisk (*) Documents filed herewith are identified by a cross (+).

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

       FILED
      HEREWITH                                                 EXHIBIT
----------------------------------------------------------------------------------------------------
                              reference from September 30, 1997 Form 10-Q).

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

       FILED
      HEREWITH                                                 EXHIBIT
----------------------------------------------------------------------------------------------------
               *10(3)         Amended and Restated CanArgo Energy Inc. Stock Option Plan
                              (Incorporated herein by reference from September 30, 1998 Form 10-Q).

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

       FILED
      HEREWITH                                                 EXHIBIT
----------------------------------------------------------------------------------------------------
               *10(14)        Employment Agreement between CanArgo Energy Corporation and Dr. David
                              Robson dated June 29, 2000 (Incorporated herein by reference from
                              September 30, 2000 Form 10-Q).

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

       FILED
      HEREWITH                                                 EXHIBIT
----------------------------------------------------------------------------------------------------
               10(24)         Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2000 Form 10-Q).

+              10(25)         Covenant on terms and conditions of participation
                              in investment activity under the Joint Investment
                              Production Activity agreement of March 20, 1998, dated July 23, 2002.

+              10(26)         Stock sales purchase contact of IPEC between Lateral Vector
                              Resources and Northern Industrial Development dated July 25, 2002.

+              10(27)         Amendments of and Additions to Joint Investment Production
                              Activity agreement of March 20, 1998, dated August 8, 2002.

+              10(28)         Amendment of Clause 9.3.1 of Amendments of and Additions to the
                              Joint Investment Production Activity agreement of March 20,1998, dated
                              September 17, 2002.

+              10(29)         Stock sale purchase agreement of IPEC between Lateral Vector
                              Resources Inc. and Lystopad dated September 24, 2002.

+              10(30)         Stock sale purchase agreement of IPEC between Lateral Vector resources Inc. and Lyutyi dated September 24, 2002.

+              10(31)         Sale of CanArgo Petroleum Products Limited between CanArgo
                              Limited and Westrade Alliance LLC dated October 14, 2002

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