Form 10-K/A
period 2001-12-31
CANARGO ENERGY CORP
filed 2002-12-17
CIK 310316

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                           -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

                          Commission File Number 0-9147

                           CANARGO ENERGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     DELAWARE                           91-0881481
          -------------------------------          -------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

                          CanArgo Services (UK) Limited
              150 Buckingham Palace Road, London, England SW1W 9TR
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

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

                           YES [X]              NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 97,356,206 shares outstanding as of December 16, 2002.

The aggregate market value of the common equity held by non-affiliates of the registrant, as of December 16, 2002, was $4,186,317.


                       DOCUMENTS INCORPORATED BY REFERENCE

PART III -- None

================================================================================

                                     PART I

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.

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

CanArgo's principal activities are oil and gas exploration, development and production of oil and gas. These activities are carried out under three production sharing arrangements (PSC's), these being the Ninotsminda, Manavi and West Rustavi Production Sharing Contract, the Nazvrevi and Block XIII Production Sharing Contract and the Norio (Block XIc) and North Kumisi Production Sharing Agreement. In late 2000 CanArgo also began to engage in oil and gas marketing and refining activities in Georgia. In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery which held a refurbished American refinery with a design capacity of approximately 4,000 barrels per day. Shortly thereafter, in December 2000, CanArgo expanded its interest in Georgia to include a 50% controlling interest in CanArgo Standard Oil Products with the objective of developing within Georgia a chain of retail petrol stations. In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding with legal ownership being transferred upon receipt of final payment due in August 2003. Discontinued Operation activity and segment and geographical information for refining including revenue from external customers, operating profit (loss) and total assets is incorporated herein by reference from notes 14 and 15 to the consolidated financial statements.

EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

In Georgia CanArgo's exploration, development and production activities are carried out under three production sharing arrangements (PSC's), these being the Ninotsminda, Manavi and West Rustavi Production Sharing Contract, the Nazvrevi and Block XIII Production Sharing Contract in which CanArgo owns a 100% interest through its subsidiary CanArgo (Nazvrevi) Limited, and the Norio (Block XIc) and North Kumisi Production Sharing Agreement which CanArgo entered into through its subsidiary CanArgo Norio Limited. In November and December 2000 respectively, CanArgo expanded this activity with the acquisition of a controlling interest in a refinery and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. Despite this investment, however, CanArgo continues to direct most of its efforts and resources to the development of the exploration programme and the Ninotsminda field.

[EXPLORATION, DEVELOPMENT & PRODUCTION ACTIVITIES MAP]

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

OTHER PROJECTS

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

[OTHER PROJECTS MAP]

BUSINESS STRUCTURE

CanArgo and its active subsidiaries are as follows:

[BUSINESS STRUCTURE FLOW CHART]

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

Ninotsminda Oil Company obtained its rights to the Ninotsminda field, including all existing wells, and two other fields under a 1996 production sharing contract with Georgian Oil and the State of Georgia. Ninotsminda Oil Company's rights under the agreement expire in December 2019, subject to possible loss of undeveloped areas prior to that date and possible extension with regard to developed areas. Under the production sharing contract, Ninotsminda Oil Company is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25%

Under the production sharing contract, Georgian Oil had a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

o    740 barrels of oil per day during 1998

o    542 barrels of oil per day during 1999;

o    280 barrels of oil per day during 2000;

o    93 barrels of oil per day during 2001; and

o    none thereafter.

These priority rights represented 49%, 48%, 21% and 8% of gross production respectively. Of the remaining production, up to 50% will be allocated to Ninotsminda Oil Company for the recovery of the cumulative allowable capital, operating and other project costs associated with the Ninotsminda field, which Ninotsminda Oil Company initially pays. The balance of production is allocated on a 70/30 basis between Georgian Oil and Ninotsminda Oil Company respectively. While Ninotsminda Oil Company continues to have unrecovered costs, it will receive 65% of production in excess of the oil allocated to Georgian Oil on a priority. After recovery of its cumulative capital, operating and other allowable project costs, Ninotsminda Oil Company will receive 30% of production after Georgian Oil's priority allocation. Thus, while

Ninotsminda Oil Company is responsible for all of the costs associated with development of the Ninotsminda field, it is only entitled to receive 30% of production after cost recovery and Georgian Oil's priority allocation. The allocation of a share of production to Georgian Oil, however, relieves Ninotsminda Oil Company of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Georgian Oil and Ninotsminda Oil Company take their respective shares of production in kind, and they market their oil independently.

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

NINOTSMINDA FIELD DEVELOPMENT

When Ninotsminda Oil Company assumed developmental responsibility for the Ninotsminda field in 1996, production was minimal. CanArgo believed that the development and production obtainable from the Ninotsminda field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of old technology and methods.

Ninotsminda Oil Company's initial approach to Ninotsminda field development was to produce oil from one zone or underground formation, the Middle Eocene. This development included repairing and adding perforations to existing wells, obtaining additional seismic data and a limited drilling programme. The first exploration well in search of a new reservoir was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day but is currently shut-in. A second exploration well was completed in October 1998 and has been producing at the rate of 160 barrels of oil per day.


A third oil exploration well commenced in October 1998 but drilling was suspended in December 1998 at a depth of 700 meters as a result of undependable electrical supply. Drilling of this well recommenced in July 2000 as a potential gas exploration well but in October 2000, CanArgo announced that as a result of difficult drilling conditions, the well could not be completed to the deeper Cretaceous zone as originally planned but rather would be tested in the newly discovered Sarmatian zone. While some work has been undertaken to identify the reserve and production potential of this and a previously identified Upper Eocene zone from which oil has been produced from one well, further work is required. Such information may, however, also open up new potential in the upper zones of other areas currently under license in Georgia. See "Other Georgian Licenses".

While most of the exploration and development of the Ninotsminda field prior to 2000 focused on oil, a layer of gas above the oil or gas cap was known to exist above the principal producing zone. In December 1999, Ninotsminda Oil Company began commercial production of this gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a one year gas contract with AES - Telasi, a subsidiary of AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi had agreed to purchase all the gas produced by Ninotsminda Oil Company in priority to all other suppliers with no maximum or minimum volume. AES continued to purchase gas from Ninotsminda Oil Company on similar contractual terms during 2000 and into 2001.

With increases in demand for natural gas produced in Georgia, in 2001 Ninotsminda Oil Company commenced the first and second wells of a three-well exploration programme to explore and determine the future development potential of gas prospects in the Ninotsminda field. In January 2002, the first of these wells, N100, reached target depth and is currently undergoing testing to determine if hydrocarbons are present in the well and if present, the possible extent of the hydrocarbons. Drilling of the second well in the exploration programme, M11, began in June 2001 is currently at a depth of 3,436 meters.

The gas exploration programme was initiated under a binding Participation Agreement with AES Gardabani dated July 19, 2000 relating to the exploration and potential future development of Sub Middle Eocene gas prospects on CanArgo's Ninotsminda production sharing contract in Georgia. Under the agreement, AES Gardabani was to earn a 50% interest in identified prospects at the Sub Middle Eocene stratigraphic level (rock older than the Middle Eocene sequence) by funding two thirds of the cost of a three-well exploration programme. Under terms of the Participation Agreement, the exploration was and continues to be implemented by CanArgo's existing operations unit in Georgia. However, prior to completion of the exploration programme as defined in the Participation Agreement, AES indicated in January 2002 that it wished to withdraw from the Participation Agreement in order to focus on its core business. Agreement was subsequently reached pending completion of formal legal documentation to terminate the Participation Agreement without AES earning any rights to any of the Ninotsminda field reservoirs. If gas from the Sub Middle Eocene is discovered and produced, AES would be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, their funding under the Participation Agreement. AES would also have an option to enter into a five year take or pay gas sales agreement for a quantity up to 200 million cubic meters per year at an initial contract price of $46.00 per one thousand cubic meters. Gas purchased by AES would likely to be supplied to the Gardabani thermal power plant.

CanArgo has not yet fully evaluated the reserves and economics of production from the upper oil zones, the gas cap or from potential oil and gas zones below the Middle Eocene. To fully evaluate these zones, further seismic, technical interpretation and drilling will be required. Drilling sites tentatively selected by Ninotsminda Oil Company must be approved by Georgian regulatory authorities before drilling may commence. With respect to gas production, no gas supply contracts currently exist for production directly from the gas cap.

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

OIL AND GAS PRODUCTION

PRODUCTION HISTORY

The Ninotsminda field was discovered and initial development began in 1979. CanArgo is currently producing from the Ninotsminda field approximately 1,324 barrels of oil equivalent (BOE) per day, comprising approximately 1,039 barrels of oil per day and 285 BOE of gas per day (1 BOE = 6,000 cubic feet = 170 (m3) gas) from thirteen wells. Gross production from the Ninotsminda field for the past three years was as follows:


YEAR ENDED
DECEMBER 31,                       OIL - GROSS BARRELS
-----------                        ------------------
   2001                               413,724
   2000                               478,999
   1999                               415,390


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

Reserves

The following table summarizes net hydrocarbon reserves for the Ninotsminda field. This information is derived from a report dated as of January 1, 2002 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.


                                       OIL RESERVES -          PSC ENTITLEMENT
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


                                       GAS RESERVES -          PSC ENTITLEMENT
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

Proved reserves are those reserves estimated as recoverable under current technology and existing economic conditions from that portion of a reservoir which can be reasonably evaluated as economically productive on the basis of analysis of drilling, geological, geophysical and engineering data, including the reserves to be obtained by enhanced recovery processes demonstrated to be economically and technically successful in the subject reservoir. Proved reserves include proved developed reserves (producing and non-producing reserves) and proved undeveloped reserves.

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditures is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive wells that are reasonably certain of production when drilled.

Uncertainties exist in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The estimating process requires educated decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The amount and timing of cost recovery is a function of oil and gas prices. The oil and gas price used in the report by Ashton Jenkins Mann as of January 1, 2002 were $15.08 per barrel and $1.13 per mcf respectively. Having considered the geological and engineering data in the interpretation process, the Company believes with reasonable certainty that the stated proven reserves represent the estimated quantities of oil and gas to be recoverable in future years under existing operating and economic conditions.

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


-----------------
(1)  51% owned by CanArgo effective November 2000

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

o    actions of the Organization of Petroleum Exporting Countries

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

Under the production sharing contract, CanArgo pays all operating and capital costs. CanArgo first recovers its cumulative operating costs from production. After deducting production attributable to operating costs, 50% of the remaining production, considered on an annual basis, is applied to reimburse CanArgo for its cumulative capital costs. While cumulative capital costs remain unrecovered, the other 50% of remaining production is allocated on a 50/50 basis between Georgian Oil and CanArgo. After all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 70/30 basis between Georgian Oil and CanArgo respectively. Thus, while CanArgo is responsible for all of the costs associated with development of the Nazvrevi field, it is only entitled to receive 30% of production after cost recovery. The allocation of a share of production to Georgian Oil, however, relieves CanArgo of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Both Georgian Oil and CanArgo will take their respective shares of production under this production sharing contract in kind.

The first phase of the preliminary work programme under the Nazvrevi/Block XIII production sharing agreement involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies continue to be interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic programme was approximately $1.5 million, and met the minimum obligatory work commitment under the contract. The second phase of the preliminary work programme under the Nazvrevi/Block XIII production sharing contract involves the drilling of one well, unless CanArgo decides to terminate the contract. As the Nazvrevi and Block XIII license is an exploration area and no discoveries have been made on this license, it is not possible to estimate the expenditures needed to discover and if discovered, produce commercial quantities of oil and gas.

Norio (Block XIc) and North Kumisi Blocks

In December 2000, CanArgo entered into a third PSC with the State of Georgia represented by Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. This agreement covers the Norio and North Kumisi blocks of East Georgia, a 1,542 square kilometre exploration area adjacent to the Ninotsminda, West Rustavi and Samgori fields. There are two existing oil fields on the Norio block, Norio and Satskhenisi which are relatively shallow fields and which have produced oil from the Miocene and Sarmatian sequences. The commercial terms of the production sharing agreement are similar to those of the Nazvrevi/Block XIII production sharing contract with the exception that after all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 60/40 basis between Georgian Oil and CanArgo respectively. Thus, while CanArgo is responsible for all of the costs associated with development of the Norio field, it is only entitled to receive 40% of production after cost recovery. CanArgo currently owns a 50% controlling interest in CanArgo Norio Limited with the remainder held by Georgian and other private investors.

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

The two shallow oilfields on the block (Norio and Satskhenisi) are currently producing small amounts of oil. These oilfields are currently being operated by Georgian Oil under permission from CanArgo, the licence holder. Georgian Oil takes the production from these fields as full payment for any costs. CanArgo is currently reviewing the potential for economic rehabilitation of these small fields, and if CanArgo wishes to proceed it could take over field operations and production forthwith. As the area in which CanArgo is currently drilling is an exploration area with no discoveries, it is not possible to estimate the expenditures needed to discover and if discovered, produce commercial quantities of oil and gas.

Norio Block XIG (Tbilisi) and Block XIH (Rustavi)

In November 2002, CanArgo's subsidiary, CanArgo Norio Limited (Norio), won the tender for the oil and gas exploration and production rights to Block XIG (Tbilisi) and Block XIH (Rustavi) in Eastern Georgia. By successfully winning the tender, under the tender conditions issued by the Georgian State Agency for Regulation of Oil and Gas Resources, CanArgo should be awarded a licence for these blocks following negotiation of a Production Sharing Agreement with the Georgian State authorities.

REFINING AND OTHER ACTIVITIES

CanArgo also engages in oil and gas, refining and other activities in Georgia. Segment and geographical information including revenue from continuing operations from external customers, operating profit (loss) from continuing operations and total assets is incorporated herein by reference from note 15 to the consolidated financial statements.

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

For much of 2001 and to date, the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naptha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce "normal" grade gasoline for the local market.

Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on naptha sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for product able to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million. The refinery is now in a care and maintenance condition.


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

The following table summarizes net hydrocarbon reserves for the Pilot Development Scheme for the Stynawske field. This information is derived from a report as of January 1, 2002 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.

                                        OIL RESERVES -           CANARGO SHARE
MILLION BARRELS                              GROSS                   (45%)
                                        ---------------          -------------
Proved  Developed                             0.7                     0.3
Proved Undeveloped                             --                      --
                                        ---------------          -------------
TOTAL PROVEN                                  0.7                     0.3
                                        ===============          =============

                                        GAS RESERVES -           CANARGO SHARE
BILLION CUBIC FEET                          GROSS                    (45%)
                                        ---------------          -------------
Proved  Developed                             4.1                     1.8
Proved Undeveloped                            --                       --
                                        ---------------          -------------
TOTAL PROVEN                                  4.1                     1.8
                                        ===============          =============

For information as to the definition of proved, proved producing and proved undeveloped reserves and considerations with respect to estimations of proved reserves, see the description of Ninotsminda reserves.

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

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine and reached an agreement with Gals-K Limited, an unaffiliated local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in, arrived at in arms-length negotiations, are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to December 31, 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by December 31, 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project. To date, CanArgo has not made any investment in the Bugruvativske field and subsequently, hydrocarbon reserves are classified as unproved until CanArgo's investment is made.

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

DISCONTINUED OPERATIONS

CanArgo Standard Oil Products

In December 2000, CanArgo expanded its downstream retail business in Georgia through an agreement to acquire an interest in several existing petrol stations and sites in Tbilisi. These stations and sites, together with several existing CanArgo stations, operate under the name "CanArgo Standard Oil Products", a Georgian company in which CanArgo owns a 50% controlling interest. Of the remaining 50%, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented in the Consolidated Financial Statements included herein; however net income from discontinued operations is disclosed net of taxes and minority interest. Additional financial information with respect thereto is incorporated herein by reference from note 14 to the Consolidated Financial Statements included herein. See "Selected Financial Data" herein.

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

CanArgo Standard Oil Products sells several different grades of petrol to a broad range of corporate and retail customers. No one customer purchases more than 10% of total sales.

RISKS ASSOCIATED WITH CANARGO'S ACTIVITIES

Current Operations Dependent on Success of the Ninotsminda Oil Field and Georgian Exploration

We have directed substantially all of our efforts and most of our available funds to the development of the Ninotsminda oil field in the Republic of Georgia, exploration in that area and some ancillary activities closely related to the Ninotsminda field project. This decision is based on management's assessment of the promise of the Ninotsminda field area. However, our focus on the Ninotsminda field has over the past several years resulted in overall losses for CanArgo and CanArgo has yet to be profitable. We cannot assure investors that the exploration and development plans for the Ninotsminda field will be successful. For example, the Ninotsminda field may not produce sufficient quantities of oil and gas to justify the investment we have made and are planning to make in the field, and we may not be able to produce the oil and gas at a sufficiently low cost or to market the oil and gas produced at a sufficiently high price to generate a positive cash flow and a profit. Ninotsminda Oil Company has also entered into certain supply and purchase agreements for natural gas production from the Ninotsminda field. Such agreements may benefit us, but may in the future also limit our ability to sell associated natural gas at then market prices. Our Georgian exploration programme is an important factor for future success, and this programme may not be successful, as it carries substantial technical risk.

Minimum Investment Requirements in Ukraine Have Not Been Met

In April 2001, we acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time, Lateral Vector Resources Inc. negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (JIPA) agreement in 1998 to develop the Bugruvativske field in Eastern Ukraine. In July 2001, we completed the acquisition of the remaining outstanding common shares and Lateral Vector Resources Inc. became a wholly owned subsidiary of CanArgo.

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine and reached an agreement with Gals-K Limited, an unaffiliated local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in, arrived at in arms-length negotiations, are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to December 31, 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by December 31, 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project. To date, CanArgo has not made any investment in the Bugruvativske field and subsequently, hydrocarbon reserves are classified as unproved until CanArgo's investment is made.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in order for Boryslaw Oil Company, a company in which CanArgo has a 45% ownership interest, to retain the field licence including the drilling of one new well. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $250,000 was repaid at September 30, 2002. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if an extension to the current licence cannot be obtained, it may be in breach of obligations it has with regard to the field license. This could place Boryslaw Oil Company's rights to the Stynawske field at risk and substantially reduce Boryslaw Oil Company's ability to repay amounts advanced to it by CanArgo.

Ukraine Projects in Early Stage of Evaluation and Development

The Bugruvativske field together with the Stynawske field in Western Ukraine, are both in the early stage of evaluation and development and are themselves relatively new to us. At present, we have yet to establish our own operational and finance infrastructure in the Ukraine. Establishment of this infrastructure may result in a diversion, temporary or otherwise, of time and other resources from other operating activities.

Write Off of Unsuccessful Properties and Projects

In order to realize the carrying value of our oil and gas properties and ventures, we must produce oil and gas in sufficient quantities and then sell such oil and gas at sufficient prices to produce a profit. We have a number of unevaluated oil and gas properties. The risks associated with successfully developing unevaluated oil and gas properties are even greater than those associated with successfully continuing development of producing oil and gas properties, since the existence and extent of commercial quantities of oil and gas in unevaluated properties have not been established. In 2001, we recorded an impairment charge of $7.3 million following application of the full cost ceiling limitation with respect to capitalized oil and gas property costs as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans. During 1997, we recorded impairment charges totalling $19.4 million relating to three unsuccessful ventures and in 1999, recorded impairment charges totalling $5.5 million relating to a fourth venture. We could be required in the future to write off our investments in additional projects, including the Ninotsminda field project, if such projects prove to be unsuccessful.

Possible Inability to Finance Present Oil and Gas Projects

CanArgo's ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back or abandon part or all of CanArgo's project development, capital expenditure, production and other plans. The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors, including:

o    world economic conditions;

o    international relations

o    the stability and policies of various governments;

o fluctuation in the price of oil and gas, the outlook for the oil and gas industry and competition for funds; and

o an evaluation of CanArgo and specific projects in which CanArgo has an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparison with alternative opportunities.

Additional Funds Needed For Long-Term Oil and Gas Development Plans

It will take many years and substantial cash expenditures to develop fully our oil and gas properties. We generally have the principal responsibility to provide financing for our oil and gas properties and ventures. Accordingly, we may need to raise additional funds from outside sources in order to pay for project development costs beyond those currently budgeted through 2002. We may not be able to obtain that additional financing. If adequate funds are not available, we will be required to scale back or even suspend our operations or such funds may only be available on commercially unattractive terms. The carrying value of the Ninotsminda field may not be realized unless additional capital expenditures are incurred to develop the field. Furthermore, additional funds will be required to pursue exploration activities on its existing undeveloped properties. While expected to be substantial, without further exploration work and evaluation the amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified.

Oil and Activities Involve Risks, Many of Which Are Beyond Our Control

Our exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond our control. First, we must successfully identify commercial quantities of oil and gas. The development of an oil and gas deposit can be affected by a number of factors which are beyond the operator's control, such as:

o    Unexpected or unusual geological conditions.

o    The recoverability of the oil and gas on an economic basis.

o    The availability of infrastructure and personnel to support operations.

o    Local and global oil prices.

o    Government regulation and legal uncertainties.

Our activities can also be affected by a number of hazards, such as:

o    Labour disputes.

o    Natural phenomena, such as bad weather and earthquakes.

o Operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses.

o Environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

Any of these hazards could result in damage, losses or liability for us. There is also an increased risk of some of these hazards in connection with operations that involve the rehabilitation of fields where less than optimal practices and technology were employed in the past, as was often the case in Eastern Europe. We do not purchase insurance covering all of the risks and hazards that are involved in oil and gas exploration, development and production.

Risk of Political Instability with Respect to Foreign Operations

Our principal oil and gas properties and activities are in the Republic of Georgia, Ukraine and Russia all of which are located in Eastern Europe. In addition, our refinery and all of our petrol stations are located in and around Tbilisi, Georgia. Operation and development of these assets is subject to a number of conditions endemic to Eastern European countries, including political instability. The present governmental arrangements in Eastern Europe and countries of the former Soviet Union in which we operate were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, these governments could themselves be replaced by other institutions, including a possible reversion to totalitarian forms of government. Our operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies.

The production sharing contract covering the Ninotsminda oil field and the Joint Investment Production Activity Agreement covering the Bugruvativske oil field are examples of such arrangements. As a result of such dependency on government participants, our operations could be adversely affected by political instability, changes in government institutions, personnel, policies or legislation, or shifts in political power. There is also the risk that governments could seek to nationalize, expropriate or otherwise take over our oil and gas properties. We are not insured against such political risks because management deems the premium costs of such insurance to be currently prohibitively expensive.

Risk of Social, Economic and Legal Instability

The political institutions in Eastern Europe and countries of the former Soviet Union have recently become more fragmented, and the economic institutions of Eastern European countries have recently converted to a market economy from a planned economy. New laws have recently been introduced, and the legal and regulatory regimes in such regions are often vague, containing gaps and inconsistencies, and are constantly subject to amendment. Application and enforceability of these laws may also vary widely from region to region within these countries. Due to this instability, Eastern European countries are subject to certain additional risks including the following:

o    Enforceability of contracts;

o    Sudden or unexpected changes in demand for crude oil and or natural gas;

o    Availability of trained personnel; and

o Availability of equipment and services and other factors that could significantly change the economics of production

Within Georgia, the Georgian government has recently requested assistance from the United States to combat terrorism in the Pankisi Gorge, a region of Georgia bordering the separatist Chechnya region of Russia. Social, economic and legal instability have accompanied these changes due to many factors which include:

o    Low standards of living.

o    High unemployment.

o    Undeveloped and constantly changing legal and social institutions.

o    Conflicts within and with neighbouring countries.

This instability can make continued operations difficult or impossible.

Inadequate or Deteriorating Infrastructure in Eastern Europe

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

Currency Risks in Eastern Europe

Payment for oil and gas products sold in Eastern European countries may be in local currencies. Although we currently sell our oil principally for U.S. dollars, we may not be able to continue to demand payment in hard currencies. Although most Eastern European currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. In addition, the ability to transfer currencies into or out of Eastern European countries may be restricted or limited in the future.

We may enter into contracts with suppliers in Eastern European countries to purchase goods and services in U.S. dollars. We may also obtain from lenders credit facilities or other debt denominated in U.S. dollars. If we cannot receive payment for oil and oil products in U.S. dollars and the value of the local currency relative to the U.S. dollar deteriorates, we could face significant negative changes in working capital.

Tax Risks in Eastern Europe

Countries in Eastern Europe frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since we are dependent on international operations, specifically those in Georgia, we are subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes. While CanArgo is not aware of any recent or proposed tax changes which could materially affect our operations, such changes could occur.

Conflicting Interests with our Partners

Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have objectives and interests that may not coincide with ours and may conflict with our interests. Unless we are able to compromise these conflicting objectives and interests in a mutually acceptable manner, agreements and arrangements with these third parties will not be consummated.

CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects, such as the Bugruvativske and Stynawske field projects, that CanArgo may pursue in Eastern Europe, even though we may be the designated operator of the oil or gas field. In these circumstances, the concurrence of co-ventures may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. Demands by or expectations of governments, co-venturers, customers, and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demand or expectations could adversely affect CanArgo's participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

Demand by or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

Governmental Registration

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

Changes in the Market Price of Oil and Gas

Prices for oil and natural gas and their refined products are subject to wide fluctuations in response to a number of factors which are beyond our control, including:

o    Global changes in the supply and demand for oil and natural gas.

o    Actions of the Organization of Petroleum Exporting Countries.

o    Weather conditions.

o    Domestic and foreign governmental regulations.

o    The price and availability of alternative fuels.

o    Political conditions in the Middle East and elsewhere.

o    Overall economic conditions.

A reduction in oil prices can affect the economic viability of our operations. For example, the significant decline in oil prices during 1998 adversely affected our results of operations and increased our operating loss in 1998. There can be no assurance that oil prices will be at a level that will enable us to operate at a profit. In 2002 the spot price for Brent crude oil increased from $19.29 per barrel at December 31, 2001 to

$26.23 per barrel at December 10, 2002. CanArgo may also not benefit from rapid increases in oil prices as have occurred in the first quarter of 2002 as the market for the levels of crude oil produced in Georgia by Ninotsminda Oil Company can in such an environment be relatively inelastic and contract prices are often set at a specified price determined with reference to Brent when the contract is entered into or over a short period when the crude oil is delivered.

Oil and Gas Production Could Vary Significantly From Reserve Estimates

Estimates of oil and natural gas reserves and their values by petroleum engineers are inherently uncertain. These estimates are based on professional judgments about a number of elements:

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

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. CanArgo must comply with laws and regulations which govern many aspects of its oil and gas business, including:

o    Exploration

o    Development

o    Production

o    Refining

o    Marketing

o    Transportation

o    Occupational health and safety

o    Labour standards

o    Environmental matters

We expect the trend towards more burdensome regulation of our business to result in increased costs and operational delays. This trend is particularly applicable in developing economies, such as those in Eastern Europe where we have our principal operations. In these countries, the evolution towards a more developed economy is often accompanied by a move towards the more burdensome regulations that typically exist in more developed economies.

Competition

The oil and gas industry including the refining and marketing of crude oil products is highly competitive. Our competitors include integrated oil and gas companies, independent oil and gas companies, drilling and income programmes, and individuals. Many of our competitors are large, well-established, well-financed companies. Because of our small size and lack of financial resources, we may not be able to compete effectively with these companies.

Operations are Dependent on Chairman of the Board and Chief Executive

Dr. David Robson, the Chairman of the Board and Chief Executive Officer of CanArgo, is our executive who has the most experience in the oil and gas industry and who has the most extensive business relationships in Eastern Europe. Our business and operations could be significantly harmed if Dr. Robson were to leave us or become unavailable because of illness or death. Dr. Robson through his company, Vazon Energy Limited, has signed a comprehensive Management Services Agreement with a two-year non competition clause effective from June 29, 2003, the date of termination of the agreement. We do not carry key employee insurance on any of our employees.

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

                                                   GROSS                     NET
                                           ----------------------    ----------------------
                                                         SQUARE                    SQUARE
          PSC                              ACREAGE     KILOMETRES    ACREAGE     KILOMETRES
                                           -------     ----------    -------     ----------
Ninotsminda  Manavi and West  Rustavi       27,739          113       27,739          113
Nazvrevi and Block XIII                    492,914        2,008      492,914        2,008
Norio (Block XIc) and North Kumisi         378,523        1,542      189,262          771
                                           -------        -----      -------        -----
Total                                      899,176        3,663      709,915        2,892
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

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 30, 1999, CanArgo's common stock commenced trading on the OTC Bulletin Board after trading from April 6, 1995 through March 29, 1999 on the NASDAQ National Market System under the symbol "GUSH". The common stock was delisted from the NASDAQ Stock Market following the failure to meet Nasdaq's continued listing requirement that the bid price for a listed security be at least $1.00 per share. CanArgo's common stock is also listed on the Oslo Stock Exchange and has traded there under the symbol "CNR" since May 1995. As a result of the shift in the principal domestic market for CanArgo common stock from the NASDAQ National Market System to the OTC Bulletin Board, stockholders may:

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

                                                      NASDAQ/OTCBB                       OSE
                                              ---------------------------    ----------------------------
                                                               AVERAGE                        AVERAGE
                                              HIGH     LOW   DAILY VOLUME    HIGH     LOW    DAILY VOLUME
                                              ----    ----   ------------    ----    ----    ------------
FISCAL QUARTER ENDED
March 31, 2000                                1.00    0.63     95,167        0.97    0.73       144,854
June 30, 2000                                 1.45    0.69    103,033        1.57    0.79       469,500
September 30, 2000                            1.66    1.03     69,800        1.78    1.04     1,097,007
December 31, 2000                             1.38    0.75     24,500        1.45    0.75       881,592
March 31, 2001                                1.19    0.75     12,933        1.32    0.79       754,976
June 30, 2001                                 0.87    0.50      4,467        0.86    0.43       301,201
September 30, 2001                            0.50    0.24     20,923        0.56    0.21       261,900
December 31, 2001                             0.43    0.24     12,757        0.49    0.23       830,746
March 31, 2002                                0.36    0.26     32,697        0.36    0.25       550,687
June 30, 2002                                 0.38    0.19      3,508        0.32    0.14       250,000
September 30, 2002                            0.20    0.05      9,156        0.20    0.05       256,500
December 31, 2002 (through
December 16, 2002)                            0.10    0.04     33,208        0.08    0.04       615,700


At December 16, 2002, the closing price of our common stock on the OTC Bulletin Board and Oslo Stock Exchange was $0.045 and $0.043 respectively.

On October 30, 2002 the number of holders of record of our common stock was approximately 8,150. We have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on our results of operations and financial condition and on such other factors as our Board of Directors may, in their discretion, consider relevant.

On July 4, 2001, CanArgo closed a private placement of 16,057,765 shares of its common stock at NOK 4.25 per share (approximately US$0.45 per share) for net proceeds of $6,592,262. Such proceeds were used to replenish cash resources used to acquire LVR, to initiate development of its Ukrainian properties and for working capital purposes. Sundal Collier & Co ASA and Den norske Bank ASA, DnB Markets acted as placement agents for this transaction and received a success fee of 5.75% of the gross proceeds of $7,235,337. The shares issued in connection with this placement were issued in reliance on the exemption from registration under the United States Securities Act of 1933 ("Securities Act") afforded by Regulation S promulgated thereunder. In August 2001, a registration statement on Form S-1 registering resales of the common shares issued in the private placement under the Securities Act was declared effective by the United States Securities and Exchange Commission.

ITEM 6.    SELECTED FINANCIAL DATA

Reference is hereby made to the Section entitled "QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION" with respect to certain qualifications regarding the following information.

The following data reflect the historical results of operations and selected balance sheet items of CanArgo and should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements included in Item 8. "Financial Statements and Supplementary Data" herein.


Reported in $000's except for                              YEAR ENDED
per common share amounts                                  DECEMBER 31,
                                    ----------------------------------------------------
                                     2001        2000       1999       1998       1997
                                    -------     ------     ------     ------     -------
FINANCIAL PERFORMANCE

Total revenue from continuing
  operations                          7,171      7,010      2,783        821         313

Operating income (loss) from
  continuing operations             (16,091)    (2,401)    (8,119)    (6,357)    (25,583)

Other income (expense)                2,529        258       (354)       247      (2,100)

Net income (loss) from
  continuing operations             (13,562)    (2,143)    (8,473)    (6,110)    (27,683)

Net income (loss) from
  discontinued operations, net
  of taxes and minority
  interest(1)                           344         (8)        --         --          --

Net income (loss)                   (13,218)    (2,152)    (8,473)    (6,110)    (27,683)

Net loss per common share -
  basic and diluted from
  continuing operations               (0.16)     (0.04)     (0.32)     (0.39)      (2.47)

Net loss per common share -
  basic and diluted
  from discontinued
  operations                          (0.00)     (0.00)        --         --          --

Net loss per common share -
  basic and diluted                   (0.16)     (0.04)     (0.32)     (0.39)      (2.47)

Cash generated by (used in)
  operations                        (12,364)     7,881     (1,210)   (14,718)     (4,176)



Reported in $000's except for                              YEAR ENDED
per common share amounts                                  DECEMBER 31,
                                    ----------------------------------------------------
                                     2001        2000       1999       1998       1997
                                    -------     ------     ------     ------     -------
Working capital                       9,948     23,322      2,729      1,366      13,971

Total assets                         70,312     82,849     43,948     46,618      37,434

Minority shareholder advances           450         --         --         --          --

Stockholders' equity                 65,800     72,426     37,863     40,031      26,779

Cash dividends per common
  share                                  --         --         --         --          --


(1) In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest. CanArgo Standard Oil Products was purchased in 2000 and operations were developed in 2001, therefore prior to 2000 there is no effect on the financial statements in respect of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING INFORMATION. See "Qualifying Statement With Respect To Forward-Looking Information" above and "Forward Looking Statements" below.

LIQUIDITY AND CAPITAL RESOURCES

CanArgo's activities and investment in CanArgo common stock involves a high degree of risk. Each of the risks in Item 1 may have a significant impact on CanArgo's future financial condition and results of operations.

In November and December 2000 respectively, CanArgo expanded its oil and gas exploration and development activities with the acquisition of a controlling interest in a refinery for common share consideration in the amount of $1,667,000 and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. In April 2001, CanArgo acquired Lateral Vector Resources Inc. ("LVR") for total cash consideration of $3,421,000 which according to publicly available information at the time had concluded with Ukrnafta a Joint Investment Production Activity (JIPA) agreement to develop the Bugruvativske Field in Eastern Ukraine. Funding for the LVR acquisition was provided from existing cash resources.

As of December 31, 2001, CanArgo had working capital from continuing operations of $9,948,000, compared to working capital from continuing operations of $22,587,000 as of December 31, 2000. The $12,639,000 decrease in working capital from continuing operations from December 31, 2000 to December 31, 2001 is principally due to a reduction in cash as a result of cash used in operations, capital and operating expenditures.

Cash used in continuing operations in 2001 was $12,364,000 compared to cash from continuing operations in 2000 of $7,881,000 in 2000. Cash used in continuing operations increased significantly due to the acquisition of LVR and the use of cash received from AES related to CanArgo's exploration programme in Georgia.

On February 12, 2002, CanArgo completed a private placement of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.33 per share) to an institution and another qualified purchaser for gross proceeds of approximately $1,719,000.

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

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine and reached an agreement with Gals-K Limited, an unaffiliated local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in, arrived at in arms-length negotiations, are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to December 31, 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by December 31, 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale.

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

Subject to the raising of additional capital, above, CanArgo has plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of its oil and gas properties and ventures. However, if unforeseen circumstances occur or one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and CanArgo may not recover the carrying value of its oil and gas properties and ventures. CanArgo should be entitled to distributions from the various properties and ventures in which it participates in accordance with the arrangements governing the respective properties and ventures.

STATEMENT OF CASH FLOWS


All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents decreased $23,806,000 from $29,697,000 at December 31, 2000 to $5,891,000 at December 31, 2001. The decrease was primarily due to the cost of the Cretaceous exploration programme currently underway in Georgia, workovers, expansion of marketing activities and the acquisition of LVR. The December 2000 closing cash position was high due to the timing of proceeds received from the 2000 private placements.

Operating Activities

Net cash used in operating activities in the year ended December 31, 2001 was $12,364,000 compared to net cash generated from operating activities in 2000 of $7,881,000. Cash used in operating activities increased primarily due to the use of cash received from AES Gardabani with respect to its participation in a three well exploration programme, increases in accounts receivable and decreases in accounts payable.

Accounts receivable increased from $317,000 at December 31, 2000 to $2,007,000 at December 31, 2001. The increase is primarily a result of accounts receivable generated from oil, natural gas and refined product sales in 2001, rental income due from the lease of one of CanArgo's drilling rigs to a third party and $1,000,000 due from AES Gardabani relating to the announced termination of their participation in a planned three well exploration programme in the Republic of Georgia. Formal documentation, while completed, is not binding until such time as payment of the $1,000,000 termination fee is made. Should AES Gardabani not comply with the terms of the Termination Agreement, then CanArgo may at its sole option seek further compensation from AES for the full amount of AES's share of exploration costs under the original Participation Agreement. Prior to the announcement of the termination of the Participation Agreement, AES owed approximately $2,725,000 for its share of costs to January 31, 2002. The residual balance of $1,725,000 has been classified within unproved oil and gas properties.

Prepayments increased from $686,000 at December 31, 2000 to $2,236,000 at December 31, 2001 primarily as a result of increased prepaid expenditures to suppliers related to the Cretaceous and Norio exploration programmes.

Other currents assets increased from $201,000 at December 31, 2000 to $698,000 at December 31, 2001 as a result of the reclassification of power generating equipment held for resale as a current asset.

Inventory decreased from $668,000 at December 31, 2000 to $406,000 at December 31, 2001 primarily as result of the sale of refined product inventory following the suspension of operations at Georgian American Oil Refinery. At December 31, 2001, the majority of inventory relates to approximately 77,000 barrels of oil held in storage by Ninotsminda Oil Company at December 31, 2001 for sale to the Georgian domestic, region or international market.

Accounts payable decreased to $828,000 at December 31, 2001 from $2,684,000 at December 31, 2000 primarily as a result of payments in 2001 of liabilities at December 31, 2000 related to the 2000 Norio seismic programme.

Accrued liabilities decreased to $400,000 at December 31, 2001 from $409,000 at December 31, 2000 as identified in note 7 to the consolidated financial statements.

Advances from joint venture partner decreased to nil at December 31, 2001 compared to $5,889,000 at December 31, 2000 as capital expenditures were incurred under the proposed three well exploration programme with AES Gardabani in the Republic of Georgia. In 2002 the Participation Agreement with AES Gardabani was terminated and the agreed settlement amount of $1,000,000 is included in accounts receivable at December 31, 2001.

Investing Activities

Net cash used in investing activities increased to $17,189,000 in the year ended December 31, 2001 from $12,230,000 in the year ended December 31, 2000. The increase in cash used in investing activities was primarily due to capital expenditures related to the Ninotsminda field and the acquisition of LVR.

Capital assets, net increased from $49,849,000 at December 31, 2000 to $52,535,000 at December 31, 2001, primarily as a result of investment of $11,117,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda field. Capital assets also increased as a result of the acquisition of LVR and CanArgo Power in April 2001. During 2001, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $7,300,000 on application of the full cost ceiling test as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans. If oil prices or production levels further decline, CanArgo may experience additional impairment of this property. As a result of both product stability and continued difficulties addressing excise taxes on refined products, refinery and related equipment was written-down by $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery. While efforts to change the current excise tax regime as well other opportunities to utilize the refinery are being pursued, no assurance can be given that these activities will be successful. CanArgo further wrote-down during 2001, other oil and gas related equipment by $500,000 following a decision to dispose of a power generating unit which CanArgo has identified as surplus to its existing requirements. This write-down is classified in the statement of operations within Impairment of other assets.

Investments in and advances to oil and gas and other ventures, net increased from $696,000 at December 31, 2000 to $719,000 at December 31, 2001. The
increase is primarily due to advances to Boryslaw Oil Company of $550,000 relating to a three well workover programme on the Stynawske field partially offset by the sale in April 2001 of CanArgo's investment in Uentech and the purchase of a 50% interest in CanArgo Power resulting in CanArgo Power becoming a wholly owned subsidiary of CanArgo.

Financing Activities

Cash from financing activities decreased to $8,974,000 for the year ended December 31, 2001 from $31,143,000 for the year ended December 31, 2000 due primarily to fewer sales of common stock partially offset by an increase in advances from minority shareholders.

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

On May 28, 2002, CanArgo completed an offering of 137,760 common shares at NOK
1.68 per share (approximately US$0.21 per share) to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000 in transactions intended to qualify for an exemption from registration under
Section 4(2) of the Securities Act of 1933 afforded by Regulation S promulgated thereunder.. The shares have not been registered under the Securities Act of 1933 and are "restricted" as that term is defined in Rule 144 under the Securities Act. The shares may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act, the availability of which is to be established to the satisfaction of CanArgo.

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

Minority interest in continuing and discontinued subsidiaries increased to $1,531,000 at December 31, 2001 compared to $1,394,000 at December 31, 2000 primarily as a result of CanArgo Standard Oil Products in Tbilisi, Georgia and related investment of $1,932,000 by CanArgo's partners in this venture.

Discontinued Operations

Assets of subsidiary held for sale, as a result of discontinued operations, increased by $5,085,000 to $5,820,000 at December 30, 2001 from $735,000 at
December 31, 2000 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Liabilities of subsidiaries held for sale, of discontinued operations, increased by $1,170,000 to $1,177,000 at December 30, 2001 from $7,000 at December 31,
2000 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

Our principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing contracts and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

Our production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio (Block XIc) and North Kumisi Production Sharing Agreement was concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm that the Ninotsminda production sharing contract and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

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

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

CanArgo recorded operating revenue of $7,171,000 during the year ended December 31, 2001 compared with $7,010,000 for the year ended December 31, 2000. The increase is primarily due to increased refining revenue from Georgian American Oil Refinery and other revenue, representing rental of CanArgo equipment in Georgia partially offset by lower oil and gas revenues.

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

Refining revenue for the year ended December 31, 2001 relates solely to operating activities of Georgian American Oil Refinery. In 2001, sales from the refinery continued to be affected following the imposition of restrictions and subsequent excise tax on feedstock and refined product. Although in April 2001 new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected technical difficulties which have effectively curtailed the production of gasoline. As a result, only naphtha, diesel and mazut can currently be produced by the refinery and of these products, an excise tax on naphtha sales remains in place. Due to these taxes, production of naphtha is currently commercially uneconomic and refining activity has been suspended. CanArgo has initiated discussions with authorities in the Republic of Georgia to remove or reduce the excise tax to a level that would support the recommencement of refining operations. While CanArgo believes from discussions to date that such changes are possible, no assurance can be given that any such changes will be made. As a result, CanArgo recorded a write-down of $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery.

CanArgo had revenue from equipment rentals in 2001 of $608,000 compared to other revenue from equipment rentals of $365,000 for the year ended, December 31, 2000. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002.

The operating loss from continuing operations for the year ended December 31, 2001 amounted to $16,107,000 compared with an operating loss of $2,401,000 for 2000. The increase in operating loss is attributable primarily to the impairment of oil and gas properties of $7,300,000, impairment of refinery assets of $3,860,000, lower oil and gas revenue of $2,141,000 as a result of lower production and significant increases in operating and corporate activity.

Field operating expenses increased to $1,568,000 ($4.27 per BOE) for the year ended December 31, 2001 as compared to $1,287,000 ($2.95 per BOE) for 2000. The increase is primarily a result of increased activity at the Ninotsminda field. Operating costs per BOE increased as day to day field operations in Georgia include a proportionately higher fixed to variable cost component combined with lower production rates.

Purchases of crude oil and products and refinery operating expenses of $1,451,000 and $791,000 respectively for the year ended December 31, 2001 relate to operating activities of Georgian American Oil Refinery. The increase is due to a full year of consolidation of activity in 2001.

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

Selling, general and administrative costs increased to $3,742,000 for the year ended December 31, 2001, from $3,050,000 for the year ended December 31, 2000. The increase is primarily attributable to significant increased operating and corporate activity, higher costs attributed to the London office following the move of administrative and finance functions from Calgary to London in 2000, an allowance for $200,000 against a potential bad debt and general and administrative costs of $261,000 related to refining activity.

The decrease in depreciation, depletion and amortization expense to $3,250,000 for the year ended December 31, 2001 from $3,876,000 for the year ended December 31, 2000 is attributable principally to lower depletion resulting from lower sales of oil and gas during the year.

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

CanArgo recorded net other income of $407,000 for the year ended December 31, 2001, as compared to net other income of $231,000 during the year ended December 31, 2000. The principal reason for the increase in net other income is a decrease in loss from equity investments and higher cash balances in 2001.

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

The net loss from continuing operations of $13,562,000 or $0.16 per share for the year ended December 31, 2001 compares to a net loss from continuing operations of $2,143,000 or $0.04 per share for the year ended December 31 2000. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2001 than during the year ended December 31, 2000, due in large part to private placements in April, June and August 2000 and July 2001.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

CanArgo recorded operating revenue of $7,010,000 during the year ended December 31, 2000 compared with $2,783,000 for the year ended December 31, 1999. The increase was primarily due to increases in crude oil and natural gas production from the Ninotsminda field, higher crude oil prices, refining and marketing revenue from Georgian American Oil Refinery and CanArgo Standard Oil Products and service revenue from CanArgo's rig equipment.

Ninotsminda Oil Company generated $4,778,000 of oil revenue and $1,331,000 of gas revenue in the year ended December 31, 2000 compared to $2,365,000 of oil revenue and $129,000 gas revenue for the year ended December 31, 1999. Its net share of the 479,000 barrels (1,312 barrels per day) of gross oil production from the Ninotsminda field in the period amounted to 245,947 barrels. From production, 8,735 barrels of oil were placed into storage in the year. For the year ended December 31, 1999, Ninotsminda Oil Company's net share of the 415,400 barrels (1,138 barrels per day) of gross production was 142,900 barrels. During the year ended December 31, 1999, 50,000 barrels of oil were removed from storage and sold. Ninotsminda Oil Company's net share of the 1,764,000 thousand cubic feet (mcf) of gas delivered in the year ended December 31, 2000 was 1,146,000 mcf. Oil production from the Sylvan Lake property in Alberta, Canada, a property sold in 1999, accounted for $219,000 of revenue in the year ended December 31, 1999.

All of Ninotsminda Oil Company's share of production was sold into the Georgian local and regional market. Because lower transportation costs are involved, CanArgo believes that sales of Ninotsminda oil to customers in the Georgian local and regional market generally yield relatively higher net sales prices to Ninotsminda Oil Company than sales to other customers. The net oil sales price for Ninotsminda oil sold during the year ended December 31, 2000 averaged $20.14 per barrel as compared with an average of $13.17 per barrel in the year ended December 31, 1999. The net gas sales price during the year ended December 31, 2000 averaged $1.16 per mcf ($41.19 per thousand cubic meter). The net oil sales price for oil sold from the Sylvan Lake property in Alberta, Canada, a property sold in 1999, averaged $12.88 per barrel in the year ended December 31, 1999.

Refining revenue for the year ended December 31, 2000 relate solely to operating activities of Georgian American Oil Refinery for November and December 2000. In December 2000, sales from the refinery were nominal following the imposition of restrictions and subsequent excise tax on feedstock. These issues are being addressed with authorities in Georgia and it is expected that new legislation addressing indigenous refining activities will be put forward in March 2001. No assurance can be given, however, that new legislation will be put forward, that such legislation will be passed or that if passed, it will sufficiently remove existing restrictions and excise taxes on feedstock and refined product. See Risks Associated with CanArgo's Oil and Gas Activities - Oil and Gas Operations are Subject to Extensive Governmental Regulation.

CanArgo recorded in the year ended December 31, 2000 other revenue of $365,000 compared to $289,000 for the year ended December 31, 1999 attributable to rental of CanArgo equipment in Georgia.

The operating loss from continuing operations for the year ended December 31, 2000 amounted to $2,401,000 compared with an operating loss of $8,119,000 for the year ended December 31, 1999. The decrease in the operating loss is attributable primarily to the impairment in 1999 of CanArgo's interest in the Stynawske project, increased oil production and sales, higher oil prices and the addition of gas sales in the year.

Field operating expenses increased to $1,287,000 ($2.95 per BOE ) for the year ended December 31, 2000 as compared to $1,063,000 ($5.12 per BOE) for the year ended December 31, 1999. The increase is primarily a result of increased oil and gas production in the year. Field operating expenses per BOE decreased primarily as net production increased as a proportion to gross production in the year. Field operating expenses at Ninotsminda Oil Company and the Sylvan Lake property in Alberta, Canada, a property sold in 1999, were $4.39 and $12.88 per BOE respectively for the year ended December 31, 1999.

Purchases of crude oil and products and refinery operating expenses of $21,000 and $439,000 respectively for the year ended December 31, 2000 relate to solely to operating activity of Georgian American Oil Refinery for November and December 2000.

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

Selling, general and administrative costs increased to $3,050,000 for the year ended December 31, 2000, from $2,193,000 for the year ended December 31, 1999. The increase is primarily attributable to increased operating and corporate activity in the latter part of 2000, costs related to the transition of administrative and finance functions from Calgary to London in the third and fourth quarters of 2000 and general and administrative costs of $184,000 related to refining activity.

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

CanArgo recorded net other income of $231,000 for the year ended December 31, 2000, as compared to net other expenses of $535,000 during the year ended December 31, 1999. The principal reason for the increase is interest income during the year ended December 31, 2000 on cash balances and the payment of facility fees in the year ended December 31, 1999 related to Ninotsminda Oil Company's Loan Agreement with the International Finance Corporation.

The net loss from continuing operations of $2,143,000 or $0.04 per share for the year ended December 31, 2000 compares to a net loss from continuing operations of $8,473,000, or $0.32 per share for the year ended December 31, 1999. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2000 than during the year ended December 31, 1999, due in large part to private placements in April, June and August 2000.

RESULTS OF DISCONTINUED OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The net income from discontinued operations, net of taxes and minority interest for the year ended December 31, 2001 amounted to $344,000 compared with a loss of $8,000 for the corresponding period in 2000. The increase in net income from discontinued operations, net of taxes and minority interest is due to additional operating petrol stations in Georgia and relates entirely to the activities of CanArgo standard Oil Products.

Year Ended December 31, 2000 Compared to Year Ended December 31,1999

The net loss from discontinued operations, net of taxes and minority interest for the year ended December 31, 2000 amounted to $8,000 is due to operating activities of CanArgo Standard Oil Products. CanArgo Standard Oil Products was purchased in 2000 and operations were developed in 2001.

RELATED PARTY TRANSACTIONS

The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with an individual shareholder own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2001 were $4,941,000. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2001 was $124,078.

J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation, a former shareholder of CanArgo, the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non-voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. The transactions were approved by an independent committee of the Board of Directors. Two members of the Board of Directors of CanArgo, Messrs. Hammond and Paus, who were also members of the Board of Directors of Terrenex Acquisition Corporation abstained from voting on the transactions.

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

Refining - The refinery and additions thereto are depreciated over the estimated useful lives of the assets ranging fifteen to twenty years.

Discontinued Operations - CanArgo Standard Oil Products petrol stations and additions thereto were depreciated over the estimated useful lives of the assets ranging from ten to fifteen years until operations were reclassified as discontinued.

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

CanArgo has adopted the provisions of Statement 141 and Statement 142 effective January 1, 2002. No adjustments were required as a result of adoption. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

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

FORWARD LOOKING STATEMENTS

The forward looking statements contained in this Item 7 and elsewhere in this Annual Report on Form 10-K/A are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments for its production, refining and marketing activities in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars, although we may not always be able to continue to demand payment in U.S. dollars.

While CanArgo Standard Oil Products marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long term debt is denominated in dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2001 would not have had a significant impact on operations. No assurance can be given, however, that changes in exchange rates would be limited to a 10% appreciation or devaluation in the foreign exchange rate.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors and Executive Officers of the Company are as follows:


NAME                       AGE     OFFICE OR OFFICES
-----------------------    ---     --------------------------------------------
David Robson(1)             44     Chairman of the Board, Managing Director and
                                   Chief Executive Officer
Russell Hammond(2)(3)       60     Director
Nils N. Trulsvik(2)(3)      53     Director
Murray Chancellor           49     Chief Operating Officer
Vincent McDonnell (4)       43     Chief Commercial Officer and Chief Financial
                                   Officer

-----------------

(1) On November 11 2002, Roger Brittain resigned as non-executive Chairman of the Board and on November 21 2002, the Board appointed Mr. Robson Chairman and Chief Executive Officer of the Company

(2)  Member of Audit Committee

(3)  Member of Compensation Committee

(4) On September 23 2002, the Board appointed Vincent McDonnell Chief Commercial Officer and Chief Financial Officer of the Company to replace Anthony J. Potter who resigned in September 2002 and who previously held the position of Chief Financial Officer.

DAVID ROBSON, a resident of Guernsey, was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on July 15, 1998 and subsequently Managing Director and Chief Executive Officer. He has also served as a Director, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, CanArgo Oil & Gas Inc., since July 1997, as President of CanArgo Oil & Gas Inc.'s subsidiary, Ninotsminda Oil Company, since 1996, and as Managing Director and sole owner of Vazon Energy Limited, a company which provides consulting services to the energy industry, since March 1997. From April 1992 until July 1993, Dr. Robson was General Manager of JP Kenny/Intershelf Oil & Gas Resources, from July 1993 until December 1993, Operations Director of JP Kenny Exploration and Production Limited ("JP Kenny"), from December 1993 until November 1994, Managing Director, JP Kenny and from November 1994 until March 1997, Dr. Robson was Chief Executive Officer of JKX Oil &Gas. Prior to this he was employed in technical and commercial positions in Britoil plc, Hamilton Oil and Mobil. He holds a B.Sc. (Hons) in Geology and a Ph.D. in Geochemistry from the University of Newcastle upon Tyne, and an MBA from the University of Strathclyde. Dr. Robson devotes substantially all of his time to CanArgo.

RUSSELL HAMMOND, a resident of the UK, was elected a Director of the Company on July 15, 1998. He has also served as a Director of the Company's subsidiary, CanArgo Oil & Gas Inc., since June 1997. Although retired, Mr. Hammond has over the past five years been an investment advisor to Provincial Securities Ltd., a private investment company. Mr. Hammond has been Chairman of Terrenex Acquisition Corporation, an oil and gas and joint venture company since 1992 and a director of Cadiz Inc., a Nasdaq National Market listed company, from 1989 to January 1999.

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

Vincent McDonnell, a resident of the UK, was elected Chief Commercial Officer of the Company on April 1, 2001. Prior thereto, he served CanArgo as Commercial Manager from December 2000. Prior to joining the Company, he was an independent oil and gas consultant from May 1998 until October 2000. From 1994 until April 1998, Mr. McDonnell served as Oil and Gas Exploration and Production Commercial Manager of JKX Oil & Gas plc. Prior to 1997, Mr. McDonnell worked in various business, commercial and technical roles with a number of companies, including Mobil Oil and Britoil. He holds a Bachelor of Science (Hons.) degree in Geology, a Master of Science degree in Geophysics together with a Master of Business Administration (MBA) degree.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

                                                                     LONG-TERM
                                   ANNUAL COMPENSATION             COMPENSATION
                             ---------------------------------     ------------
                                                                    SECURITIES
                                                                    UNDERLYING       ALL OTHER
NAME AND                      YEAR                                 OPTIONS/SARS    COMPENSATION
PRINCIPAL POSITION           ENDED    SALARY ($)    BONUS ($)           (#)           ($)(5)
------------------           -----    ---------     ---------      ------------    ------------
David Robson(1)              12/01     217,500        15,075          585,000         19,575
                             12/00     197,420        37,500        1,295,000          9,941
                             12/99     144,000            --        1,000,000             --
Murray Chancellor(2)         12/01     174,000            --          200,000         15,660
                             12/00      50,750            --          250,000          4,568
Vincent McDonnell(3)         12/01     137,750            --          100,000         12,398
Anthony J. Potter(4)         12/01     210,000            --          100,000             --
                             12/00     120,116            --          117,000          1,333
                             12/99      60,152         6,667          125,000          1,600

(1) Mr. Robson has served as Chief Executive Officer since July 15, 1998 and provides services to CanArgo through Vazon Energy Limited.

(2)  Mr. Chancellor has served as Chief Operating Officer since September 12,
     2000.

(3) Mr. McDonnell has served as Chief Commercial Officer since April 1, 2001. Prior thereto he served as Commercial Manager from December 1, 2000.
     In September 2002 he was appointed Chief Financial Officer of the Company.

(4) Mr. Potter served as Chief Financial Officer from September 2000 until September 2002. Prior thereto he served as Vice-President Finance and Group Controller from July 15, 1998.

(5) Primarily CanArgo's contributions to or accruals with respect to individual retirement and pension plans.


OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001

The following table sets forth information concerning options granted to the Named Officers who were employed during the year ended December 31, 2001.

                              NUMBER OF      % OF TOTAL                                   GRANT DATE
                              SECURITIES       OPTIONS                                 PRESENT VALUE (5)
                              UNDERLYING      GRANTED TO                              -------------------
                               OPTIONS       EMPLOYEES IN   EXERCISE    EXPIRATION      PER
NAME                           GRANTED           2001         PRICE        DATE        SHARE       TOTAL
-------------------           ----------     ------------   -------     ----------    -------     -------
David Robson(1)                585,000          30%         $0.687      08/07/2006    $0.1378     $80,613
Murray Chancellor(2)           200,000          10%         $0.687      08/07/2006    $0.2224     $44,480
Vincent McDonnell(3)           100,000           5%         $0.687      08/07/2006    $0.2224     $22,240
Anthony Potter(4)              100,000           5%         $0.687      08/07/2006    $0.2224     $22,240


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

(5) These values were derived using the Black-Scholes option pricing model applying the following assumptions:

                                                     RISK-FREE
EXERCISE PRICE       DIVIDEND YIELD   VOLATILITY   INTEREST RATE   EXPECTED TERM
--------------       --------------   ----------   -------------   -------------
$0.687                      0%          75.15%         4.61%         3.37 years


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

                           NUMBER OF                       NUMBER OF SHARES                  VALUE OF UNEXERCISED
                            SHARES                   UNDERLYING UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS AT FISCAL
                           ACQUIRED      VALUE         HELD AT FISCAL YEAR END(2)               YEAR END ($)(3)
                              ON       REALIZED      ------------------------------     ------------------------------
NAME                       EXERCISE     ($) (1)      EXERCISABLE      UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-----------------          ---------   --------      -----------      -------------     -----------     -------------
David Robson                  --          --          1,640,416         1,026,251           150               150
Murray Chancellor             --          --             83,333           366,667            --                --
Vincent McDonnell             --          --             33,333           200,000            --                --
Anthony Potter                --          --             64,500           152,500            --                --


-----------------

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

The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the year ended December 31, 2001:

                            DIRECTORS FEES AND   CONSULTING       OPTIONS AND
NAME                        OTHER COMPENSATION    PAYMENTS     WARRANTS GRANTED
--------------------        ------------------   ----------    ----------------
                                     $                $
Roger Brittain                    59,450               --             --
Russell Hammond                   37,450               --             --
Peder Paus                        21,276               --             --
Nils N. Trulsvik                  44,700               --             --


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

Stock Based Compensation Plan

     o At December 31, 2001, stock options and warrants had been issued from the following stock based compensation plans: 1995 Long-Term Incentive Plan. Adopted by CanArgo in February 1996, this plan allows for 7,500,000 shares of CanArgo's Common Stock to be issued to officers, directors, employees, consultants and advisors. As of December 31, 2001, 4,065,334 options were outstanding.

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

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

YEAR END     CANARGO STOCK PRICE     PEER GROUP INDEX     NASDAQ COMPOSITE INDEX
--------     -------------------     ----------------     ----------------------
1997                 100                   100                     100
1998                  33                    69                     140
1999                  82                    82                     260
2000                  94                    80                     158
2001                  31                    75                     110


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

                                          AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP          PERCENT OF CLASS
------------------------------------      --------------------          ----------------
Roger Brittain                                 122,133           (1)          *
David Robson                                 1,760,416           (2)        1.9%
Nils N. Trulsvik                               391,366           (3)          *
Russell Hammond                                317,916           (4)          *
Murray Chancellor                               83,333           (5)          *
Vincent McDonnell                               33,333           (6)          *
Anthony Potter                                  64,500           (7)          *
All Directors and executive officers
as a group (7 persons)                       2,772,997           (8)        3.0%


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

(8) Includes 2,540,747 shares underlying presently exercisable options held by directors and executive officers as a group.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with and an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2001 were $4,941,000. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2001 was $124,078.

In April 2001, CanArgo acquired from a wholly owned subsidiary of Terrenex Acquisition Corporation the remaining 50% interest it did not own in CanArgo Power for cash consideration of $425,000. In a related but separate transaction, CanArgo sold in April 2001 all of its voting and non-voting shares of Uentech International Corporation to a wholly owned subsidiary of Terrenex Acquisition Corporation. Proceeds from the sale of Uentech International Corporation were $125,000. On completion of the acquisition, CanArgo Power became a wholly owned subsidiary of CanArgo. The transactions were approved by an independent committee of the Board of Directors. Two members of the Board of Directors of CanArgo who were also members of the Board of Directors of Terrenex Acquisition Corporation, Messrs. Hammond and Paus, abstained from voting on the transactions.

Dr. David Robson, Chief Executive Officer, provides all of his services to CanArgo through Vazon Energy Limited of which he is the Managing Director.

J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

Transactions with affiliates or other related parties including management of affiliates are to be undertaken on the same basis as third party arms-length transactions. Transactions with affiliates are reviewed and voted on solely by non-interested directors.

                                     PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

     10(24) Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2000 Form 10-Q).

     10(25) Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     10(26) Stock sale purchase contract of IPEC between Lateral Vector
            Resources and Northern Industrial Development dated July 25, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     10(27) Amendments of and Additions to Joint Investment Production Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     10(28) Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     10(29) Stock sale purchase contract of IPEC between Lateral Vector
            Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

    +10(30) Stock sale purchase contract of IPEC between Lateral Vector
            Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     10(31) Sale agreement of CanArgo Petroleum Products Limited between CanArgo
            Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2001 Form 10-Q).

     21 List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q).

    +23     Consent of PricewaterhouseCoopers.


    +99(1)  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

    +99(2)  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



(b)  REPORTS ON FORM 8-K:

     The following current reports on form 8-K were filed during 2002.

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

     On February 8th 2002, CanArgo announced that its wholly owned subsidiary, Ninotsminda Oil Company ('NOC') has, by mutual agreement, agreed to the termination of the Participation Agreement, which it signed with AES Mktvari LLC in July 2000. The termination, which comes about as a result of AES's intention to focus on its core activities, is expected to become effective in the very near future once legal documentation has been concluded.

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

     On November 12 2002 CanArgo announced that its subsidiary, CanArgo Norio Limited, has won the tender for the oil and gas exploration and production rights to Block XIG (Tbilisi) and Block XIH (Rustavi) in Eastern Georgia ("the Blocks"). CanArgo also announced that it has reached agreement with the other shareholders in CanArgo Norio on increasing CanArgo's interest in CanArgo Norio.

     On November 12 2002 CanArgo announced the resignation of Roger Brittain, non-executive Chairman of the Board.

     On November 27 2002 CanArgo announced that Dr David Robson has been appointed to the position of Chairman of the Board of CanArgo Energy Corporation in addition to his current duties as Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
      (Registrant)


By: /s/ Vincent McDonnell                               Date:  December 17, 2002
    -----------------------------------------
    Chief Financial Officer

  CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, David Robson, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of CanArgo Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



December 17, 2002                                 /S/ DAVID ROBSON
                                                  -----------------------------
                                                  DAVID ROBSON
                                                  CHAIRMAN AND CHIEF
                                                  EXECUTIVE OFFICER

  CERTIFICATIONS PURSUANT TO RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Vincent McDonnell, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A (Amendment No. 1) of CanArgo Energy Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



December 17, 2002                                 /S/ VINCENT McDONNELL
                                                  -----------------------------
                                                  VINCENT McDONNELL
                                                  CHIEF FINANCIAL OFFICER

                          INDEX TO FINANCIAL STATEMENTS

CANARGO ENERGY CORPORATION:
         Consolidated Balance Sheets as at December 31, 2001 and 2000                         F-3
         Consolidated Statement of Operations for the years ended December 31,                F-4
                  2001, 2000 and 1999
         Consolidated Statement of Cash Flows for the years ended December 31,                F-5
                  2001, 2000 and 1999
         Consolidated Statement of Stockholders' Equity for the years ended                   F-6
                  December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements                                           F-8
         Supplemental Financial Information: Quarterly Results of Operations -
                  Unaudited                                                                   F-26
         Supplemental Financial Information: Supplemental Oil and Gas
                  Disclosures - Unaudited

                        REPORT OF INDEPENDENT ACCOUNTANTS

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



                                                  /s/PricewaterhouseCoopers
                                                  PricewaterhouseCoopers
                                                  Chartered Accountants


London, England
March 18, 2002, except for Note 14, Discontinued Operations, which is as of 30 October 2002.

                           CANARGO ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                 DECEMBER 31,            December 31,
                                                                    2001                    2000
                                                                -------------            ------------
ASSETS

Cash and cash equivalents                                       $   5,891,038              29,696,654
Accounts receivable                                                 2,007,112                 316,730
Inventory                                                             405,918                 668,337
Prepayments                                                         2,235,712                 685,991
Other current assets                                                  697,827                 201,063
                                                                -------------            ------------
       Total current assets                                     $  11,237,607              31,568,775

Capital assets, net (including unevaluated amounts of
$24,570,886 and $13,897,096, respectively)                         52,535,420              49,849,117
Investments in and advances to oil and gas and other
   ventures - net                                                     719,308                 696,374
Assets of subsidiary held for sale                                  5,819,582                 735,138
                                                                -------------            ------------

TOTAL ASSETS                                                    $  70,311,917              82,849,404
                                                                =============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                $     828,461               2,684,384
Advances from joint venture partner                                         -               5,888,573
Income taxes payable                                                   61,000                       -
Accrued liabilities                                                   400,221                 409,144
                                                                -------------            ------------
       Total current liabilities                                $   1,289,682               8,982,101

Provision for future site restoration                                  64,290                  40,990
Liabilities of subsidiary held for sale                             1,177,174                   6,734

Minority shareholder advances                                         450,000                       -
Minority interest in subsidiaries                                   1,531,191               1,393,915
Commitments and contingencies (Note 9)

Stockholders' equity:
   Preferred stock, par value $0.10 per share                               -                       -
   Common stock, par value $0.10 per share                          9,200,845               7,595,069
   Capital in excess of par value                                 144,057,517             139,071,031
   Accumulated deficit                                           (87,458,782)             74,240,436)
                                                                -------------            ------------
       Total stockholders' equity                               $  65,799,580            $ 72,425,664
                                                                -------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  70,311,917            $ 82,849,404
                                                                =============            ============






                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)


                                                                       DECEMBER 31,      December 31,          December 31,
                                                                           2001              2000                 1999
                                                                       ------------      -----------           -----------
Operating Revenues from Continuing Operations:
   Oil and gas sales                                                      3,967,078      $ 6,108,779           $ 2,493,612
   Refining                                                               2,595,763          535,865                     -
   Other                                                                    608,032          364,900               289,321
                                                                       ------------      -----------           -----------
                                                                          7,170,873        7,009,544             2,782,933
                                                                       ------------      -----------           -----------

Operating Expenses:
   Field operating expenses                                               1,568,011        1,287,035             1,062,610
   Purchases of crude oil and products                                    1,451,083           20,520                     -
   Refinery operating expenses                                              791,139          439,037                     -
   Direct project costs                                                   1,300,423          737,731               766,424
   Selling, general and administrative                                    3,741,826        3,050,383             2,192,728
   Depreciation, depletion and amortization                               3,249,962        3,875,988             1,145,029
   Impairment of oil and gas properties                                   7,300,000                -               233,957
   Impairment of oil and gas ventures                                             -                -             5,459,793
   Impairment of other assets                                             3,859,795                -                     -
   Loss on disposition of assets                                             16,130                                 41,742
                                                                       ------------      -----------           -----------
                                                                         23,278,369        9,410,694            10,902,283
                                                                       ------------      -----------           -----------

OPERATING LOSS FROM CONTINUING OPERATIONS                               (16,107,496)      (2,401,150)           (8,119,350)
                                                                       ------------      -----------           -----------

Other Income (Expense):
   Interest, net                                                            642,216          549,749              (199,604)
   Other                                                                    (74,796)         (78,774)              (74,172)
   Equity income (loss) from investments                                   (160,000)        (240,070)             (261,234)
                                                                       ------------      -----------           -----------
TOTAL OTHER INCOME (EXPENSE)                                                407,420          230,905              (535,010)
                                                                       ------------      -----------           -----------

NET LOSS BEFORE MINORITY INTEREST                                       (15,700,076)      (2,170,245)           (8,654,360)

Minority interest in loss of consolidated subsidiaries                    2,138,163           26,939               181,500
                                                                       ------------      -----------           -----------

NET LOSS FROM CONTINUING OPERATIONS                                     (13,561,912)     $(2,143,306)          $(8,472,860)
                                                                       ============      ===========           ===========
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES
AND MINORITY INTEREST                                                       343,566      $    (8,298)          $         -
                                                                       ------------      -----------           -----------

NET AND COMPREHENSIVE LOSS                                              (13,218,346)     $(2,151,604)          $(8,472,860)
                                                                       ============      ===========           ===========

   Weighted average number of
     common shares outstanding                                           83,869,579       54,950,630            26,370,235
                                                                       ------------      -----------           -----------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED
   - from continuing operations                                               (0.16)     $     (0.04)          $      (0.32)
   - from discontinued operations                                              0.00      $     (0.00)          $          -
                                                                       ------------      -----------           ------------

NET LOSS PER COMMON SHARE - DILUTED                                           (0.16)     $     (0.04)          $      (0.32)
                                                                       ------------      -----------           ------------



                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                  DECEMBER 31,    December 31,     December 31,
                                                                      2001            2000             1999
                                                                  ------------    ------------     -----------
Operating activities:
   Net loss from continuing operations                             (13,561,912)   $ (2,143,306)    $(8,472,860)
   Depreciation, depletion and amortization                          3,249,962       3,875,988       1,145,029
   Impairment of oil and gas properties                              7,300,000               -         233,957
   Impairment of other assets                                        3,859,795               -       5,459,793
   Issuance of common stock for services                                     -         112,700         298,872
   Equity loss (income) from investments                               160,000         240,070         261,234
   Loss (gain) on disposition of assets                                 16,130               -          41,742
   Allowance for doubtful accounts                                     200,000         100,000          76,921
   Minority interest in loss of consolidated subsidiaries           (2,138,163)        (26,939)       (181,500)
   Changes in assets and liabilities:
     Accounts receivable                                            (1,623,866)        300,405        (121,429)
     Inventory                                                         262,419          46,828         (18,095)
     Prepayments                                                      (130,300)       (628,853)        277,539
     Other current assets                                             (496,764)       (144,222)        271,442
     Accounts payable                                               (3,352,399)        197,889         322,536
     Income taxes payable                                               61,000               -               -
     Accrued liabilities                                              (281,318)         62,225        (805,053)
     Receipt (use of) advances from joint venture partner           (5,888,573)      5,888,573               -
                                                                  ------------    ------------     -----------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES               (12,363,989)      7,881,358      (1,209,872)
                                                                  ------------    ------------     -----------
Investing activities:
   Capital expenditures                                            (11,116,538)    (11,857,279)     (3,504,840)
   Proceeds from disposition of assets                                  19,383          13,408       1,166,234
   Acquisitions, net of cash acquired                               (4,044,973)              -               -
   Proceeds from disposition of investment                             125,000               -               -
   Investments in and advances to oil and gas and other
     ventures                                                         (831,403)       (236,074)       (649,603)
Change in non working capital items                                 (1,340,359)       (150,000)        150,000
                                                                  ------------    ------------     -----------
NET CASH USED IN INVESTING ACTIVITIES                              (17,188,890)    (12,229,945)     (2,838,209)
                                                                  ------------    ------------     -----------
Financing Activities:
   Proceeds from sales of common stock                               7,235,337      33,283,873       6,392,739
   Share issue costs                                                  (643,075)     (2,848,505)       (828,300)
   Minority shareholder advances                                       450,000               -               -
   Advances from minority interest                                   1,931,874         500,000               -
   Cash acquired                                                             -         207,470               -
                                                                  ------------    ------------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            8,974,136      31,142,838       5,564,439
                                                                  ------------    ------------     -----------

NET CASHFLOWS FROM SUBSIDIARY HELD FOR SALE                         (3,226,873)       (744,999)              -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (23,805,616)     26,049,251       1,516,358
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      29,696,654       3,647,403       2,131,045
                                                                  ------------    ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             5,891,038    $ 29,696,654     $ 3,647,403
                                                                  ------------    ------------     -----------



                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                 COMMON STOCK
                                            ----------------------
                                             NUMBER OF
                                              SHARES                   ADDITIONAL                                   TOTAL
                                            ISSUED AND                   PAID-IN          ACCUMULATED           STOCKHOLDERS'
                                             ISSUABLE    PAR VALUE       CAPITAL            DEFICIT                EQUITY
                                            ----------  ----------    ------------        ------------           -----------
BALANCE, DECEMBER 31, 1998                  15,157,868   1,515,786      90,549,249         (63,615,972)           28,449,063

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration             5,856,775     585,678      10,996,692                   -            11,582,370
                                            ----------  ----------    ------------        ------------           -----------

TOTAL, DECEMBER 31, 1998                    21,014,643   2,101,464     101,545,941         (63,615,972)           40,031,433
                                            ----------  ----------    ------------        ------------           -----------
Less shares issuable at
beginning of year                           (5,856,775)   (585,678)    (10,996,692)                  -           (11,582,370)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                     5,327,016     532,702      10,002,014                   -            10,534,716

Issuance of common stock in
connection with acquisition of oil
and gas properties                             650,000      65,000         375,740                   -               440,740

Issuance of common stock for
services                                       537,917      53,792         245,080                   -               298,872

Issuance of common stock
pursuant to registration statement          11,850,362   1,185,036       2,370,073                   -             3,555,109


Issuance of common stock
pursuant to private placement                3,300,000     330,000       2,507,630                   -             2,837,630

Share issue costs                                    -           -        (828,300)                  -              (828,300)

Net loss                                             -           -               -          (8,472,860)           (8,472,860)
                                            ----------  ----------    ------------        ------------           -----------
BALANCE, DECEMBER 31, 1999                  36,823,163  $3,682,316    $105,221,486        $(72,088,832)          $36,814,970
                                            ----------  ----------    ------------        ------------           -----------

Shares issuable upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration               529,759      52,976         994,678                   -             1,047,654
                                            ----------  ----------    ------------        ------------           -----------

TOTAL, DECEMBER 31, 1999                    37,352,922  $3,735,292    $106,216,164        $(72,088,832)          $37,862,624
                                            ==========  ==========    ============        ============           ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                            COMMON STOCK
                                     --------------------------
                                      NUMBER OF
                                       SHARES                        ADDITIONAL                            TOTAL
                                     ISSUED AND                       PAID-IN          ACCUMULATED      STOCKHOLDERS'
                                      ISSUABLE        PAR VALUE       CAPITAL            DEFICIT           EQUITY
                                     ----------      ----------     ------------       ------------     ------------

TOTAL, DECEMBER 31, 1999             37,352,922     $ 3,735,292     $ 106,216,164     $(72,088,832)     $ 37,862,624

Less shares issuable at
beginning of year                      (529,759)        (52,976)         (994,678)               -         1,047,654)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                105,968          10,597           198,966                -           209,563

Issuance of common stock
for services                            140,000          14,000            98,700                -           112,700

Issuance of common stock
to purchase minority shareholder's
interest in subsidiary                4,054,054         405,406         4,094,594                -         4,500,000

Exercise of stock options             1,504,664         150,466           431,939                -           582,405

Issuance of common stock
pursuant to private placements       31,355,916       3,135,592        29,565,876                -        32,701,468

Issuance of common stock
to purchase controlling interest
in refinery                           1,543,125         154,313         1,512,263                -         1,666,576

Share issue costs                             -               -        (2,848,505)               -        (2,848,505)

Net loss                                      -               -                 -       (2,151,604)       (2,151,604)
                                     ----------     -----------     -------------     ------------      ------------
BALANCE, DECEMBER 31, 2000           75,526,890     $ 7,552,690     $ 138,275,319     $(74,240,436)     $ 71,587,573
                                     ----------     -----------     -------------     ------------      ------------
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration        423,791          42,379           795,712                -           838,091
                                     ----------     -----------     -------------     ------------      ------------
TOTAL, DECEMBER 31, 2000             75,950,681     $ 7,595,069     $ 139,071,031     $(74,240,436)     $ 72,425,664
                                     ----------     -----------     -------------     ------------      ------------
Less shares issuable at
beginning of year                      (423,791)        (42,379)         (795,712)               -          (838,091)

Issuance of common stock upon
exchange of CanArgo Oil & Gas
Inc. Exchangeable Shares                274,965          27,497           516,276                -           543,772

Issuance of common stock
pursuant to private placement        16,057,765       1,605,776         5,629,561                -         7,235,337

Share issue costs                             -               -          (643,075)               -          (643,075)

Net loss                                      -               -                 -      (13,218,346)      (13,218,346)
                                     ----------     -----------     -------------     ------------      ------------
BALANCE, DECEMBER 31, 2001           91,859,620     $ 9,185,962     $ 143,778,081     $(87,458,782)     $ 65,505,261
                                     ----------     -----------     -------------     ------------      ------------
Shares issuable upon exchange
of CanArgo Oil & Gas Inc.
Exchangeable Shares without
receipt of further consideration        148,826          14,883           279,436                -           294,319
                                     ----------     -----------     -------------     ------------      ------------
TOTAL, DECEMBER 31, 2001             92,008,446     $ 9,200,845     $ 144,057,517     $(87,458,782)     $ 65,799,580
                                     ==========     ===========     =============     ============      ============


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

         In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Oil And Gas Properties - CanArgo and the unconsolidated entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred. All other costs directly attributable to a project are expensed as incurred as direct project costs when such costs are considered recurring in nature.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Property and Equipment - Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to five years for office furniture and equipment to three to fifteen years for oil and gas related equipment.

         Refining - The refinery and additions thereto are depreciated over the estimated useful lives of the assets ranging from fifteen to twenty years.

         Discontinued Operations - CanArgo Standard Oil Products petrol stations and additions thereto were depreciated over the estimated useful lives of the assets ranging from ten to fifteen years until operations were reclassified as discontinued.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - CanArgo reviews all of its long-lived assets except its oil and gas assets, for impairment in accordance with SFAS No. 121 Accounting for the Impairment of Long-

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Lived Assets and Assets to be Disposed Of. CanArgo evaluates its oil and gas properties and its carrying value of investments in unconsolidated entities conducting oil and gas operations in accordance with the full cost method of accounting. See Capital Assets, Oil and Gas Properties above.

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

         CanArgo has adopted the provisions of Statement 141 and Statement 142 effective January 1, 2002. No adjustments were required as a result of adoption.

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


4.       INVENTORY

         Inventory at December 31, 2001 consisted of the following:

                                                                      DECEMBER 31,     December 31,
                                                                         2001             2000
                                                                      ------------     ------------
         Crude oil                                                      $373,818         $186,685
         Refined products                                                 32,100          481,652
                                                                        --------         --------
                                                                        $405,918         $668,337
                                                                        ========         ========

5.       CAPITAL ASSETS

         Capital assets, net of accumulated depreciation and impairment, at December 31, 2001 include the following:

                                                                          ACCUMULATED
                                                                         DEPRECIATION                    NET
                                                       COST             AND IMPAIRMENT             CAPITAL ASSETS
                                                   ------------         --------------             --------------
     OIL AND GAS PROPERTIES
       Proved properties                           $31,900,462           $(15,230,771)               $16,669,691
       Unproved properties                          24,570,886                      -                 24,570,886
                                                   -----------           ------------                -----------
                                                    56,471,348            (15,230,771)                41,240,577

     PROPERTY AND EQUIPMENT
       Oil and gas related equipment                13,928,639             (3,306,868)                10,621,771
       Office furniture, fixtures and
        equipment and other                          1,038,451               (476,230)                   562,221
                                                   -----------           ------------                -----------
                                                    14,967,090             (3,783,098)                11,183,992

     REFINING AND MARKETING                          4,165,067             (4,054,216)                   100,851
                                                   -----------           ------------                -----------
                                                   $75,603,505           $(23,068,085)               $52,535,420
                                                   ===========           ============                ===========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Capital assets, net of accumulated depreciation and impairment, at December 31, 2000 include the following:

                                                                          ACCUMULATED
                                                                         DEPRECIATION                    NET
                                                       COST             AND IMPAIRMENT             CAPITAL ASSETS
                                                   ------------         --------------             --------------
     OIL AND GAS PROPERTIES
       Proved properties                           $29,768,241           $(5,597,509)                $24,170,732
       Unproved properties                          13,897,096                     -                  13,897,096
                                                   -----------           -----------                 -----------
                                                    43,665,337            (5,597,509)                 38,067,828

     PROPERTY AND EQUIPMENT
       Oil and gas related equipment                10,394,139             2,966,868)                  7,427,271
       Office furniture, fixtures and
        equipment and other                            884,162              (421,660)                    462,502
                                                   -----------           -----------                 -----------
                                                    11,278,301            (3,388,528)                  7,889,773

     REFINING AND MARKETING                          4,081,983              (190,467)                  3,891,516
                                                   -----------           -----------                 -----------

                                                   $59,025,621           $(9,176,504)                $49,849,117
                                                   ===========           ===========                 ===========

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at December 31, 2001 and 2000 is set out below:

         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES           DECEMBER 31,      December 31,
                                                                                    2001              2000
                                                                                 -----------       -----------
          Ukraine - Stynawske Field, Boryslaw
             Through 45% ownership of Boryslaw Oil Company                       $ 6,698,062       $ 6,086,254
         Republic of Georgia - Ninotsminda
             Through 50.0% effective ownership CanArgo Power Corporation                   -           676,583
         Republic of Georgia - Ninotsminda
             Through an effective 50% ownership of East Georgian                     192,500            90,500
             Pipeline Co.
         Uentech International Corporation
             Through an effective 45% voting interest                                      -           304,943
         Other Investments                                                            75,000            75,001
                                                                                 -----------       -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES                                                      $ 6,965,562       $ 7,233,281
                                                                                 -----------       -----------

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw                                        (593,961)         (626,461)
         Republic of Georgia - CanArgo Power Corporation                                   -          (186,074)
         Republic of Georgia - East Georgian Pipeline Co.                           (192,500)          (50,000)
         Uentech International Corporation                                                 -          (214,579)
                                                                                 -----------       -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                      $  (786,461)      $(1,077,114)
         IMPAIRMENT - STYNAWSKE FIELD                                             (5,459,793)       (5,459,793)
                                                                                 -----------       -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                   $   719,308       $   696,374
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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Other investments include CanArgo's 10% interest in a potential Caspian Sea exploration project.

         CanArgo's ventures are in the development stage. Accordingly, realization of these investments is dependent upon successful development of and ultimately cash flows from operations of the ventures.

7.       ACCRUED LIABILITIES

         Accrued liabilities at December 31, 2001 and 2000 include the following:

                                                                           DECEMBER 31,          DECEMBER 31,
                                                                              2001                  2000
                                                                           ------------          ------------
             Professional fees                                               $150,000              $175,000
             Office relocation                                                     -                126,666
             Operating costs                                                   90,000                     -
             Other                                                            160,221               107,448
                                                                             --------              --------
                                                                             $400,221              $409,114
                                                                             ========              ========

8.       MINORITY SHAREHOLDER ADVANCES

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      CONCENTRATIONS OF CREDIT RISK

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

11.      STOCKHOLDERS' EQUITY

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

12.      NET LOSS PER COMMON SHARE

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

13.      INCOME TAXES

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

                                                      YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                   DECEMBER 31, 2001       DECEMBER 31, 2000       DECEMBER 31, 1999
                                                   -----------------       -----------------       -----------------
       Income tax benefit at statutory rate           $(4,494,238)             $(731,545)              $(2,880,772)
       Benefit of losses not recognized                 4,494,238                731,545                 2,880,772
       Other, net                                               -                      -                         -
                                                      -----------              ---------               -----------
       Provision for income taxes                     $         -              $       -               $         -
                                                      ===========              =========               ===========

       Effective tax rate                                      0%                     0%                        0%
                                                      ===========              =========               ===========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The components of deferred tax assets as of December 31, 2001 and 2000 were as follows:

                                                                             DECEMBER 31,            DECEMBER 31,
                                                                                 2001                    2000
                                                                             ------------            ------------
       Net operating loss carryforwards                                      $ 11,256,000            $ 13,172,000

       Foreign net operating loss carryforwards                                 4,844,000               6,268,000
       Net timing differences on impairments and accelerated
         capital allowances                                                     8,981,000               8,388,000
                                                                             ------------            ------------
                                                                               25,081,000              27,828,000

       Valuation allowance                                                    (25,081,000)            (27,828,000)
                                                                             ------------            ------------
       Net deferred tax asset recognized in balance sheet                    $          -            $          -
                                                                             ============            ============

         On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000
         CanArgo experienced changes in the CanArgo's ownership as defined in
         Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $413,000 per year on a cumulative basis. As of December 31, 2001, total U.S. net operating loss carryforwards were approximately $33,107,000. Of that amount, approximately $322,000 was incurred subsequent to the ownership change in 2000, $32,785,000 was incurred prior to 2000 and therefore is subject to the IRC Section 382 limitation. See Note 1 of Notes to Consolidated Financial Statements.

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

14.      DISCONTINUED OPERATIONS

         In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of subsidiary held for sale" and "Liabilities of subsidiary held for sale" for all periods presented. The results of operations of CanArgo Standard Oil

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

         The results of discontinued operations at December 30, 2001, December 30, 2000 and December 30, 1999 consisted of the following:

                                                            DECEMBER 31,      December 31,           December 31,
                                                                2001              2000                   1999
                                                            ------------      ------------           ------------
         Operating Revenues                                  7,607,489          126,014                    -
         Income (Loss) Before Income taxes and
         Minority Interest                                     733,335          (16,596)                   -
         Income Taxes                                           46,203                -                    -
         Minority Interest in Income                          (343,566)           8,298                    -
                                                            ----------         --------                  ---
         Net Income (Loss) from Discontinued
         Operation                                          $  343,566         $ (8,298)                 $ -
                                                            ==========         ========                  ===

         Gross consolidated assets and liabilities of subsidiary held for sale at December 30, 2001 and December 30, 2000 consisted of the following:

                                                                        DECEMBER 31,        December 31,
                                                                            2001                2000
                                                                        ------------        ------------
         Assets held for sale:
         Cash and cash equivalents                                             254                 613
         Accounts receivable                                                90,108              78,726
         Inventory                                                         177,931              27,572
         Other current assets                                               35,384                   -
         Capital assets, net                                             5,149,291             628,227
         Investment in other ventures, net                                 366,614                   -
                                                                        ----------             -------
                                                                        $5,819,582            $735,138
                                                                        ==========            ========

         Liabilities held for sale:
         Accounts payable                                                  240,958               6,734
         Current portion of long term debt                                 392,408                   -
         Income taxes payable                                               29,456                   -
         Long term debt                                                    514,352                   -
                                                                        ----------             -------
                                                                        $1,177,174            $  6,734
                                                                        ==========            ========

         Other investments include two petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the two petrol station sites using the equity method.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      SEGMENT AND GEOGRAPHICAL DATA

         During the year ended December 31, 1999 CanArgo operated through one business segment, oil and gas exploration and production. In 2000, CanArgo expanded its oil and gas exploration and production activities to include the refining and marketing of crude oil and crude oil products.

         Operating revenues from continuing operations for the years ended December 31, 2001, 2000 and 1999 by business segment and geographical area were as follows:

         OPERATING REVENUES FROM CONTINUING          DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
         OPERATIONS:                                     2001                    2000                    1999
                                                     ------------            ------------            ------------
         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
           Eastern Europe                              $4,873,623             $6,108,779              $2,274,524
           Canada                                               -                      -                 219,088
                                                       ----------             ----------              ----------
                                                        4,873,623              6,108,779               2,493,612
         REFINING
           Eastern Europe                               2,595,763                535,865                       -

         INTERSEGMENT ELIMINATIONS                       (906,545)                     -                       -
                                                       ----------             ----------              ----------
         TOTAL                                         $6,562,841             $6,644,644               2,493,612
                                                       ==========             ==========              ==========

         In 2001, the Company sold its oil and gas production in Eastern Europe to five (2000 - five, 1999 - five) customers. In 2001 sales to three third party customers represented 67%, 12% and 12% of oil and gas revenue respectively. In 2000 sales to three customers represented 43%, 25% and 14% of oil and gas revenue respectively. In 1999 sales to three customers represented 38%, 34% and 11% of oil and gas revenue respectively.

         Operating profit (loss) from continuing operations for the years ended December 31, 2001, 2000 and 1999 by business segment and geographical area were as follows:

         OPERATING PROFIT (LOSS) FROM                DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
         CONTINUING OPERATIONS:                          2001                    2000                    1999
                                                     ------------            ------------            ------------
         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
           Eastern Europe                            $ (6,630,886)           $   871,896            $(6,154,404)
           Canada                                               -                      -                 (7,926)
                                                     ------------            -----------            -----------
                                                       (6,630,886)               871,896             (6,162,330)
         REFINING
           Eastern Europe                              (4,683,563)              (298,255)                     -

         CORPORATE AND OTHER EXPENSES                  (4,793,047)            (2,974,791)            (1,957,020)
                                                     ------------            -----------            -----------
         TOTAL                                       $(16,107,496)           $(2,401,150)           $(8,119,350)
                                                     ============            ===========            ===========

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         production. The write-down of refining assets was recorded in profit
         (loss) for refining and marketing activities.

         Identifiable assets as of December 31, 2001 and 2000 by business segment and geographical area were as follows:

                                                                           DECEMBER 31,            DECEMBER 31,
                                                                               2001                    2000
                                                                           ------------            ------------
         CORPORATE
           Eastern Europe                                                  $ 3,926,930             $   668,337
           Western Europe (principally cash)                                 7,310,678              30,900,438
                                                                           -----------             -----------
         TOTAL CORPORATE                                                    11,237,608              31,568,775
                                                                           -----------             -----------

          OIL AND GAS EXPLORATION,
          DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                   52,424,569              45,957,601

         REFINING AND MARKETING
           Eastern Europe                                                      110,850               3,891,516

         DISCONTINUED OPERATIONS
            Eastern Europe                                                   5,819,582                 735,138

         OTHER ENERGY PROJECTS
           Eastern Europe                                                      719,308                 606,010
           Canada                                                                    -                  90,364
                                                                           -----------             -----------
         TOTAL OTHER ENERGY PROJECTS                                        70,311,917                 696,374
                                                                           -----------             -----------

         TOTAL IDENTIFIABLE ASSETS                                         $70,311,917             $82,849,404
                                                                           ===========             ===========

16.      SUPPLEMENTAL CASH FLOW INFORMATION AND NONMONETARY TRANSACTIONS

         The following represents supplemental cash flow information for the years ended December 31, 2001, 2000 and 1999:

        Supplemental schedule of non-cash            DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
        activities:                                      2001                  2000                  1999
                                                     ------------          ------------          ------------
        Issuance of Common Stock in connection
        with acquisition of minority interest
        shareholders interest in subsidiary          $         -           $4,500,000              $      -

        Issuance of Common Stock in connection
        with acquisition of controlling
        interest in refinery                                   -            1,666,576                     -

        Issuance of Common Stock in connection
        with investments in oil and gas ventures
                                                               -                    -               440,740

        Issuance of Common Stock in connection
        with compensation earned and third
        party services provided                                -              112,700               298,872
                                                     -----------           ----------              --------
                                                     $         -           $6,279,276              $739,612
                                                     ===========           ==========              ========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan, CAOG Plan and special stock options and warrants is as follows:

                                                                              SHARES ISSUABLE
                                                       SHARES AVAILABLE      UNDER OUTSTANDING     WEIGHTED AVERAGE
                                                           FOR ISSUE              OPTIONS           EXERCISE PRICE
                                                       ----------------      -----------------     ----------------
    BALANCE, DECEMBER 31, 1998                                93,584             1,718,416               1.70
        Options (1994 & 1995 Plan):
           Increase in shares available for issue          3,250,000                     -
           Granted at market                              (2,746,166)            2,746,166               0.36
           Canceled (1994 Plan)                                    -               (74,000)              3.00
           Canceled                                          298,332              (298,332)              1.95
        CAOG Plan Authorization:
           Granted at market                                (227,500)              227,500               0.31
           Canceled                                          198,000              (198,000)              1.17
                                                         -----------            ----------               ----

    BALANCE, DECEMBER 31, 1999                               866,250             4,121,750               0.72
        Options (1994 & 1995 Plan):
           Granted at market                              (1,087,000)            1,087,000               1.06
           Exercised                                               -            (1,441,331)              0.39
           Canceled                                          436,250              (436,250)              0.89
        CAOG Plan Authorization:
           Granted at market                                (485,000)              485,000               1.10
           Exercised                                                               (63,333)              0.46
           Canceled                                          737,500              (737,500)              1.69
        Special Stock Options and Warrants:
           Granted at market                                       -             2,220,000               1.40
                                                         -----------            ----------               ----

    BALANCE, DECEMBER 31, 2000                               468,000             5,235,336               1.02
        Options (1995 Plan):
           Increase in shares available for issue          3,500,000                     -
           Granted at market                              (1,795,000)            1,795,000               0.68
           Exercised                                               -                     -
           Canceled
                                                             123,335              (123,335)              1.44
        CAOG Plan Authorization:
           Granted at market                                (185,000)              185,000               1.02
           Exercised                                               -                     -
           Canceled                                                -                     -
                                                         -----------            ----------               ----

    BALANCE, DECEMBER 31, 2001                             2,111,335             7,092,001               0.92
                                                         ===========            ==========               ====

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                                                                              SHARES ISSUABLE
                                                                             UNDER EXERCISABLE     WEIGHTED AVERAGE
                                                                                  OPTIONS           EXERCISE PRICE
                                                                             -----------------     ----------------
      December 31, 1999                                                            672,277              $1.85
      December 31, 2000                                                            725,329              $0.99
      December 31, 2001                                                          3,452,831              $0.91

         The weighted average fair value of options granted during the year was $0.71, $1.26 and $0.22 for the years ended December 31, 2001, 2000 and 1999 respectively.

         The following table summarizes information about stock options outstanding at December 31, 2001:

                               OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
    --------------------------------------------------------------------------  ----------------------------------
                                    NUMBER          WEIGHTED                          NUMBER
                                  OF SHARES         AVERAGE        WEIGHTED         OF SHARES          WEIGHTED
    Range of Exercise Prices    OUTSTANDING AT     REMAINING       AVERAGE        EXERCISABLE AT       AVERAGE
                              DECEMBER 31, 2001      TERM       EXERCISE PRICE  DECEMBER 31, 2001   EXERCISE PRICE
    ------------------------  -----------------    ---------    --------------  -----------------   --------------
    $0.275 to $0.69                  2,790,001        4.64             0.65            1,511,249         0.48
    $0.70 to $0.99                     175,000        3.97             0.88               61,667         0.88
    $1.00 to $1.85                   4,127,000        2.50             1.30            1,879,915         1.26
                                     -----------------------------------------------------------------------------
    $0.275 to $1.85                  7,092,001        3.38             0.92            3,452,831         0.91
                                     =============================================================================

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

18.      RELATED PARTY TRANSACTIONS

         Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         legal ownership being transferred upon receipt of final payment due in August 2003. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products. Total product purchasers from the related company in 2001 were $4,941,000. At December 31, 2001, accounts payable included $223,725 with respect to these purchases. In 2001 the related company also contributed petrol station sites to CanArgo Standard Oil Products at negotiated arms length amounts. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2001 was $124,078.

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

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                                          2001
                                   -------------------------------------------------------------------------------------
                                      FIRST             SECOND            THIRD           FOURTH
                                     QUARTER           QUARTER           QUARTER          QUARTER             YEAR
                                   -----------       -----------       -----------      ------------      --------------
Operating Revenue from
Continuing Operations              $2,154,378        $ 1,551,524       $2,095,429       $  1,369,542      $  7,170,873
Operating Loss from
Continuing Operations                (619,150)        (1,294,077)        (877,314)       (13,316,955)      (16,107,496)
Net Loss from Continuing
Operations                           (364,852)        (1,214,048)        (566,994)       (11,416,018)      (13,561,912)
Net Income from Discontinued
Operations, net of Taxes and
Minority Interest                      38,771             10,608           79,630            214,557           343,566
Net and Comprehensive Loss           (326,081)        (1,203,440)        (487,364)       (11,201,461)      (13,218,346)
Net Loss per Common Share -
basic and diluted from
Continuing Operations                    0.00              (0.02)           (0.01)             (0.12)            (0.16)
Net Loss per Common Share -
basic and diluted from
Discontinued Operations                  0.00               0.00             0.00               0.00              0.00
Net Loss per Common Share -
basic and diluted                        0.00              (0.02)           (0.01)             (0.12)            (0.16)

                                                                          2000
                                   -------------------------------------------------------------------------------------
                                      FIRST             SECOND            THIRD           FOURTH
                                     QUARTER           QUARTER           QUARTER          QUARTER             YEAR
                                   -----------       -----------       -----------      ------------      --------------
Operating Revenue from
Continuing Operations              $2,080,976        $1,515,095        $1,163,277       $  2,250,196      $ 7,009,544
Operating Profit (Loss) from
Continuing Operations                 122,707          (187,392)         (788,199)        (1,548,266)      (2,401,150)
Net Profit (Loss) from
Continuing Operations                 100,462          (279,952)         (712,729)        (1,251,087)      (2,143,306)
Net Income from Discontinued
Operations, net of Taxes and
Minority Interest                           -                 -                 -             (8,298)          (8,298)
Net and Comprehensive Loss            100,462          (279,952)         (712,729)        (1,259,385)      (2,151,604)
Net Loss per Common Share -
basic and diluted from
Continuing Operations                    0.00             (0.01)            (0.01)             (0.01)           (0.04)
Net Loss per Common Share -
basic and diluted from
Discontinued Operations                     -                 -                 -               0.00             0.00
Net Profit (Loss) per Common
Share - basic and diluted                0.00             (0.01)            (0.01)             (0.02)           (0.04)

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The following tables sets forth the Company's net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2001, as estimated by the independent petroleum engineering firm, Ashton Jenkins
Mann:

      NET PROVED RESERVES - OIL                             REPUBLIC OF
      (In Thousands of Barrels)                               GEORGIA            CANADA            TOTAL
                                                            -----------          ------            -----
                      DECEMBER 31, 1998                        7,544               158             7,702
             Purchase of properties                                -                 -                 -
             Revisions of previous estimates                       -                 -                 -
             Extension, discoveries, other additions             274                 -               274
             Production                                         (100)              (17)             (117)
             Disposition of properties                             -              (141)             (141)
                                                              ------              ----            ------
                      DECEMBER 31, 1999                        7,718                 -             7,718
             Purchase of properties                            1,610                 -             1,610
             Revisions of previous estimates                       -                 -                 -
             Extension, discoveries, other additions             583                 -               583
             Production                                         (246)                -              (246)
             Disposition of properties                             -                 -                 -
                                                              ------              ----            ------
      DECEMBER 31, 2000                                        9,665                 -             9,665
             Purchase of properties                                -                 -
             Revisions of previous estimates                  (5,689)                -            (5,689)
             Extension, discoveries, other additions               -                 -                 -
             Production                                         (247)                -              (247)
             Disposition of properties                             -                 -                 -
                                                              ------              ----            ------
      DECEMBER 31, 2001                                        3,729                 -             3,729
                                                              ======              ====            ======

      NET PROVED DEVELOPED OIL RESERVES
             December 31, 2001                                 2,928                -              2,928
                                                              ======              ====            ======

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      NET PROVED RESERVES - GAS                                               REPUBLIC OF
      (In Million Cubic Feet)                                                   GEORGIA
                                                                              -----------
             Purchase of properties                                                  -
             Revisions of previous estimates                                         -
             Extension, discoveries, other additions                             8,417
             Production                                                            (83)
                                                                                ------
      DECEMBER 31, 1999                                                          8,334
             Purchase of properties                                              1,658
             Revisions of previous estimates                                         -
             Extension, discoveries, other additions                             4,654
             Production                                                         (1,146)
             Disposition of properties                                               -
                                                                                ------
      DECEMBER 31, 2000                                                         13,500
             Purchase of properties                                                  -
             Revisions of previous estimates                                    (7,365)
             Extension, discoveries, other additions                                 -
             Production                                                         (1,110)
             Disposition of properties                                               -
                                                                                ------
      DECEMBER 31, 2001                                                          5,025
                                                                                ======
      NET PROVED DEVELOPED GAS RESERVES
             December 31, 2001                                                   3,863
                                                                                ======

         Net proved oil reserves in the Republic of Georgia as at December 31, 2001 and 2000 were as follows:

                                                        DECEMBER 31,                       DECEMBER 31,
                                                            2001                               2000
                                             ----------------------------------  ---------------------------------
                                                               PSC ENTITLEMENT                    PSC ENTITLEMENT
                                               OIL RESERVES        VOLUMES         OIL RESERVES       VOLUMES
                                              - GROSS (MSTB)      (MSTB) (1)      - GROSS (MSTB)     (MSTB) (1)
                                             ---------------------------------------------------------------------
      Proved Developed Producing                  3,985             2,928              3,800           2,570
      Proved Undeveloped                          1,076               801             14,500           7,095
                                                  -----             -----             ------           -----
      TOTAL PROVEN                                5,061             3,729             18,300           9,665
                                                  =====             =====             ======           =====

         Net proved gas reserves in the Republic of Georgia as at December 31, 2001 and 2000 were as follows:

                                                        DECEMBER 31,                       DECEMBER 31,
                                                            2001                               2000
                                             ----------------------------------  ---------------------------------
                                                               PSC ENTITLEMENT                    PSC ENTITLEMENT
                                               GAS RESERVES        VOLUMES         GAS RESERVES       VOLUMES
                                              - GROSS (MMCF)      (MMCF) (1)      - GROSS (MMCF)     (MMCF) (1)
                                             ---------------------------------------------------------------------
      Proved Developed Producing                  12,878            3,863             15,200            4,560
      Proved Undeveloped                           3,873            1,162             29,800            8,940
                                                  ------            -----             ------           ------
      TOTAL PROVEN                                16,751            5,025             45,000           13,500
                                                  ======            =====             ======           ======

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Results of operations for oil and gas producing activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                                             REPUBLIC OF
      YEAR ENDED DECEMBER 31, 2001                                             GEORGIA
                                                                             -----------
      Revenues                                                              $ 4,873,623
      Operating expenses                                                      1,568,011
      Depreciation, depletion and amortization                               10,167,368
                                                                            -----------

      Operating Income/(Loss)                                                (6,861,756)
      Income tax provision                                                            -
                                                                            -----------

      RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES            $(6,861,756)
                                                                            ===========

                                                                             REPUBLIC OF
      YEAR ENDED DECEMBER 31, 2000                                             GEORGIA
                                                                             -----------
      Revenues                                                              $ 6,108,779
      Operating expenses                                                      1,287,035
      Depreciation, depletion and amortization                                3,099,000
                                                                            -----------

      Operating Income                                                        1,722,744
      Income tax provision                                                            -
                                                                            -----------

      RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES            $ 1,722,744
                                                                            ===========


                                                          REPUBLIC OF
      YEAR ENDED DECEMBER 31, 1999                          GEORGIA            CANADA              TOTAL
                                                          -----------         --------            -------
      Revenues                                            $2,274,524         $ 219,088          $2,493,612
      Operating expenses                                     703,430           205,495             908,925
      Depreciation, depletion and amortization               968,203                 -             968,203
                                                          ----------         ---------          ----------

      Operating Income (Loss)                                602,891            13,593             616,484
      Income tax provision                                         -                 -                   -
                                                          ----------         ---------          ----------
      RESULTS OF OPERATIONS FOR OIL AND GAS
      PRODUCING ACTIVITIES                                $  602,891         $  13,593          $  616,484
                                                          ==========         =========          ==========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                       EASTERN EUROPE        CANADA           TOTAL
                                                       --------------      ----------        -------
DECEMBER 31, 2001
Property Acquisition
     Unproved*                                          $ 5,186,002         $     -         $ 5,186,002
     Proved                                                       -               -                   -
Exploration                                               5,851,306               -           5,851,306
Development                                               2,054,989               -           2,054,989
                                                        -----------         -------         -----------
     Total costs incurred                               $13,092,297         $     -         $13,092,297
                                                        ===========         =======         ===========

DECEMBER 31, 2000
Property Acquisition
     Unproved*                                          $ 1,365,783         $     -         $ 1,365,783
     Proved                                                       -               -                   -
Exploration                                                       -               -                   -
Development                                               9,261,624               -           9,261,624
                                                        -----------         -------         -----------
     Total costs incurred                               $10,627,407         $     -         $10,627,407
                                                        ===========         =======         ===========

DECEMBER 31, 1999
Property Acquisition
     Unproved                                           $         -         $     -        $          -
     Proved                                                       -               -                   -
Exploration                                                       -               -                   -
Development                                               1,991,779          39,101           2,030,880
                                                        -----------         -------         -----------
     Total costs incurred                               $ 1,991,779         $39,101         $ 2,030,880
                                                        ===========         =======         ===========

* These amounts represent costs incurred by CanArgo and excluded from the amortization base until proved reserves are established or impairment is determined.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                                                            REPUBLIC OF
       DECEMBER 31, 2001 (IN THOUSANDS)                                                       GEORGIA
                                                                                            -----------
           Future cash inflows                                                                $61,922
           Less related future:
            Production costs                                                                   26,177
            Development and abandonment costs                                                   6,284
                                                                                              -------
            Future net cash flows before income taxes                                          29,461
            Future income taxes (1)                                                              (740)
                                                                                              -------
            Future net cash flows                                                              28,721
            10% annual discount for estimating timing of cash flows                            12,026
                                                                                              -------
            Standardized measure of discounted future net cash flows                          $16,695
                                                                                              =======

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                            REPUBLIC OF
       DECEMBER 31, 2000 (IN THOUSANDS)                                                       GEORGIA
                                                                                            -----------
    Future cash inflows                                                                      $219,531
    Less related future:
     Production costs                                                                          37,356
     Development and abandonment costs                                                         63,049
                                                                                             --------
     Future net cash flows before income taxes                                                119,126
     Future income taxes (1)                                                                   (5,063)
                                                                                             --------
     Future net cash flows                                                                    114,063
     10% annual discount for estimating timing of cash flows                                   51,097
                                                                                             --------
     Standardized measure of discounted future net cash flows                                $ 62,966
                                                                                             ========

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

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                          DECEMBER 31,         December 31,         December 31,
            IN THOUSANDS                                      2001                 2000                 1999
                                                          ------------         ------------         ------------
     Beginning of year                                      $ 62,966              40,168               15,040

     Purchase (sale) of reserves in place                          -              11,316                 (437)
     Revisions of previous estimates                         (36,196)               (409)                   -

     Development costs incurred during the period              2,055               9,262                1,992

     Additions to proved reserves resulting from
     extensions, discoveries and improved recovery                 -                   -                    -
     Accretion of discount                                         -                   -                    -
     Sales of oil and gas, net of production costs            (2,327)             (4,822)              (1,410)
     Net change in sales prices, net of production
     costs                                                   (12,865)              4,393               29,256

     Changes in production rates (timing) and other            3,062               3,058               (4,273)
                                                            --------              ------               ------
     Net increase (decrease)                                 (46,271)             22,798               25,128
                                                            --------              ------               ------
End of year                                                 $ 16,695              62,966               40,168
                                                            ========              ======               ======