Form 10-K
period 2002-12-31
CANARGO ENERGY CORP
filed 2003-03-24
CIK 310316

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

[ X ]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                             -----------------

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

                        C/O CANARGO SERVICES (UK) LIMITED
              150 BUCKINGHAM PALACE ROAD, LONDON, ENGLAND SW1W 9TR
                    (Address of Principal Executive Offices)

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

YES     X         NO
    --------         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 97,356,206 shares outstanding as of February 28, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES               NO     X
    -------          --------

The aggregate market value of the common equity held by non-affiliates of the registrant, as of February 28, 2003, was $4,186,317.

                       DOCUMENTS INCORPORATED BY REFERENCE

None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for certain forward looking statements. Such forward looking statements are based upon the current expectations of CanArgo Energy Corporation ("CanArgo") and speak only as of the date made. These forward looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward looking statements.


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

CanArgo's principal activities are oil and gas exploration, development and production of oil and gas. These activities are carried out under three production sharing arrangements (PSC's), these being the

Ninotsminda, Manavi and West Rustavi Production Sharing Contract, the Nazvrevi and Block XIII Production Sharing Contract and the Norio (Block XI(c)) and North Kumisi Production Sharing Agreement. In late 2000 CanArgo also began to engage in oil and gas marketing and refining activities in Georgia. In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery which held a refurbished American refinery with a design capacity of approximately 4,000 barrels per day. Shortly thereafter, in December 2000, CanArgo expanded its interest in Georgia to include a 50% controlling interest in CanArgo Standard Oil Products with the objective of developing within Georgia a chain of retail petrol stations. In 2001 the refinery ceased operations, as it was no longer economic to refine product under the existing Georgian fiscal regime. Management continues to discuss possible fiscal changes with the Georgian government that may make this a viable business going forward. In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding with legal ownership being transferred upon receipt of final payment due in August 2003. Discontinued Operation activity and segment and geographical information for refining including revenue from external customers, operating profit (loss) and total assets is incorporated herein by reference from notes 17 and 18 to the consolidated financial statements.


EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

In Georgia CanArgo's exploration, development and production activities are carried out under three production sharing arrangements (PSC's), these being the Ninotsminda, Manavi and West Rustavi Production Sharing Contract, the Nazvrevi and Block XIII Production Sharing Contract both in which CanArgo owns a 100% interest through its subsidiaries Ninotsminda Oil Company Limited and CanArgo (Nazvrevi) Limited respectively, and the Norio (Block XI(c)) and North Kumisi Production Sharing Agreement which CanArgo entered into through its subsidiary CanArgo Norio Limited in which CanArgo holds a 64.2% interest. In November and December 2000 respectively, CanArgo expanded this activity with the acquisition of a controlling interest in a refinery and investment in a chain of petrol stations all located in and around Tbilisi, the capital of Georgia. In 2001 the refinery ceased operations, as it was no longer economic to refine product under the existing Georgian fiscal regime. Management continues to discuss possible fiscal changes with the Georgian government that may make this a viable business going forward. In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products, its investment in the chain of petrol stations, to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. CanArgo continues to direct most of its efforts and resources to the development of the exploration programme and the Ninotsminda field.

        [MAP SHOWING EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES]

NINOTSMINDA OIL FIELD

Since completion of the business combination with CanArgo Oil & Gas Inc., CanArgo's resources have, through its wholly owned subsidiary Ninotsminda Oil Company, been focused on the development of the Ninotsminda oil field and some associated activities. The Ninotsminda oil field covers some 10 square kilometres and is located 40 kilometres north east of the Georgian capital, Tbilisi. It is adjacent to and east of the Samgori oil field, which was Georgia's most productive oil field. The Ninotsminda field was discovered later than the Samgori field and has experienced substantially less development activity. The state oil company, Georgian Oil, and others including Ninotsminda Oil Company have drilled eighteen wells in the Ninotsminda field, of which fourteen are currently classified as producing.

CanArgo believes the Ninotsminda field license to have significant exploration potential, and has invested substantial funds in an exploration programme.


OTHER PROJECTS

CanArgo also has additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine and owns interests in other Eastern European oil and gas projects. In Ukraine, CanArgo's activities are focused on the further development of the Stynawske oilfield, through the Boryslaw Oil Company joint venture, and the Bugruvativske oilfield, through a Joint Investment Production Activity (JIPA) agreement. CanArgo's principal product is crude oil, and the sale of crude oil and crude oil products is its principal source of revenue.

                  [MAP SHOWNING HYDROCARBON PRODUCING REGIONS]

BUSINESS STRUCTURE

CanArgo and its active subsidiaries are as follows:

            [FLOWCHART SHOWING CANARGO AND ITS ACTIVE SUBSIDIARIES]

CanArgo's activities at the Ninotsminda oil field are conducted through Ninotsminda Oil Company, which is currently a 100% subsidiary. In November 1999, CanArgo had increased its percentage ownership of Ninotsminda Oil Company from 68.5% to 78.8% when JKX Oil & Gas plc chose not to subscribe for its pro rata portion of shares being offered to increase Ninotsminda Oil Company capital. In May 2000, CanArgo Energy Corporation reached an agreement with JKX Oil & Gas plc to acquire its 21.2% interest in Ninotsminda Oil Company for a direct equity interest in CanArgo. In July 2000, this transaction was completed and Ninotsminda Oil Company became a wholly owned subsidiary of CanArgo.

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

Under the production sharing contract, Georgian Oil had a priority right to receive oil representing a projection of what the Ninotsminda field would have yielded through 2001 based upon the wells and equipment in use at the time the contract was entered into. The priority right amounts to approximately:

o    740 barrels of oil per day during 1998;
o    542 barrels of oil per day during 1999;
o    280 barrels of oil per day during 2000;
o    93 barrels of oil per day during 2001; and
o    none thereafter.

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

Pursuant to the terms of CanArgo's PSC's in Georgia, including the Ninotsminda, Manavi and West Rustavi production sharing contract, a Georgian not-for-profit company must be appointed as field operator. Currently there are three such field operating companies, relating to CanArgo's three PSC's: Georgian British Oil Company Ninotsminda, Georgian British Oil Company Nazvrevi and Georgian British Oil Company Norio, each of which is 50% owned by a company within the CanArgo group with the remainder owned by Georgian Oil. The Ninotsminda operating entity, Georgian British Oil Company Ninotsminda, is 50% owned by Ninotsminda Oil Company. The second operating entity, Georgian British Oil Company Nazvrevi, is 50% owned CanArgo (Nazvrevi) Ltd. The third operating entity, Georgian British Oil Company Norio, is 50% owned by CanArgo Norio Ltd. The field operator provides the operating personnel and is responsible for day-to-day operations. CanArgo or a company within the CanArgo group pays the operating company's expenses associated with the development of the fields, and the operating company performs on a non-profit basis. Georgian British Oil Company Ninotsminda currently has 86 full time employees, and substantially all of its activities relate to the development of the Ninotsminda field. The use of such Georgian companies as field operator gives CanArgo less control of operations than it might have if it were conducting operations directly, although CanArgo has board control of these field operating companies.

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

Ninotsminda Oil Company's initial approach to Ninotsminda field development was to produce oil from one zone or underground formation, the Middle Eocene. This development included repairing and adding perforations to existing wells, obtaining additional seismic data and a limited drilling programme. The first exploration well in search of a new reservoir was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day but is currently shut-in. A second exploration well was completed in October 1998 and has been producing at the rate of 203 barrels of oil per day.

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

While most of the exploration and development of the Ninotsminda field prior to 2000 focused on oil, a layer of gas above the oil or gas cap was known to exist above the principal producing zone. In December 1999, Ninotsminda Oil Company began commercial production of this gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a one year gas contract with AES - Telasi, a subsidiary of AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi had agreed to purchase all the gas produced by Ninotsminda Oil Company in priority to all other suppliers with no maximum or minimum volume. AES continued to purchase gas from Ninotsminda Oil Company on similar contractual terms during 2000 and into 2001. Gas deliveries to AES for 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, CanArgo had not sold any further gas to AES since their demand for gas was too great for CanArgo to meet from production.

A gas exploration programme to explore and determine the future development potential of gas prospects in the Sub Middle Eocene on CanArgo's Ninotsminda field in Georgia was initiated under a binding Participation Agreement with AES Gardabani dated July 19, 2000. Under the agreement, AES Gardabani was to earn a 50% interest in identified prospects at the Sub Middle Eocene stratigraphic level (rock older than the Middle Eocene sequence) by funding two thirds of the cost of a three-well exploration programme. Under terms of the Participation Agreement, the exploration was to be implemented by CanArgo's existing operations unit in Georgia.

Ninotsminda Oil Company commenced the first and second wells of this three-well exploration programme in 2001. In January 2002, the first of these wells, N100, reached target depth and underwent testing to determine if hydrocarbons were present in the well and if present, the possible extent of the hydrocarbons. In January 2002, the initial planned testing programme on the N100 exploration oil discovery was completed and the production rates were deemed to be non-commercial at the initial stage. Drilling of the second well in the exploration programme, M11, began in June 2001 (see "Other fields and prospects under Ninotsminda Production Sharing Contract" below).

Prior to completion of the exploration programme as defined in the Participation Agreement ("the Agreement"), AES indicated in January 2002 that it wished to withdraw from the Agreement in order to focus on its core business. In 2002 the agreement with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. Under a separate Letter Agreement, if gas from the Sub Middle Eocene is discovered and produced, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, their funding under the Participation Agreement. AES also has an option to enter into a five year take or pay gas sales agreement for a quantity up to 200 million cubic meters per year at an initial contract price of $46.00 per one thousand cubic meters. Gas purchased by AES would likely be supplied to the Gardabani thermal power plant.

As a result of AES Gardabani withdrawing from the Participation Agreement with respect to the Cretaceous gas exploration programme and unexpected mechanical difficulties drilling exploration wells M11 at the Ninotsminda field and MK72 at the Norio field, and delays in testing well N100, capital expenditures exceeded initial estimates and production volumes available for sale are less than anticipated. These events resulted in lower than expected cash resources from which CanArgo could continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions together with the receipt of the final $3 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products, the planned selective sale of certain non-core assets including CanArgo's generator, and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

In January 2003, in an attempt to increase production at the Ninotsminda field and further improve working capital, drilling of a new horizontal well, NH4, commenced targeting an existing producing reservoir. Provided funds are available, immediate and near term development plans include the completion of testing of well N100 and the continued drilling of wells M11 and Norio MK72, two deep exploration wells. CanArgo has temporarily suspended further drilling of well M11 below its current casing point at 4,182 metres in order to fully review available technical data, and to estimate the cost to complete the well. Norio MK72, has been cased at a depth of 2,932 metres in the Lower Sarmatian. Farm-in partners are currently being sought to provide additional capital for completing these wells.

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


In January 2003, in an attempt to increase production at the Ninotsminda field, drilling of a new horizontal well N4H, commenced, targeting an existing producing reservoir.


OTHER FIELDS AND PROSPECTS UNDER NINOTSMINDA PRODUCTION SHARING CONTRACT

In addition to the Ninotsminda field, Ninotsminda Oil Company has under the 1996 production sharing contract rights to one other field, West Rustavi, and a number of currently identified prospects including Manavi. As well as the producing Middle Eocene horizon at Ninotsminda, the West Rustavi field has additional prospective horizons at the Cretaceous/Paleocene levels.

The West Rustavi field is located some 40 km southeast of Ninotsminda. Ten wells were drilled by Georgian Oil in the West Rustavi field area, two of which produced oil. One of the ten wells was drilled to the deeper
Cretaceous/Paleocene horizon. This well was tested and produced at rates of 1 million cubic feet of gas and 3,500 barrels of water per day. Further geo-technical work is required on this horizon to determine its prospectivity and commerciality.

Drilling of the M11 well on the Manavi Cretaceous gas prospect, began in June 2001. CanArgo has temporarily suspended further drilling of well M11 below its current casing point at 4,182 metres in order to fully review available technical data, and secure funding to complete the well. Farm-in partners are currently being sought to provide additional capital for completing this well.

Seismic and well data are currently being interpreted to identify further prospects in the Ninotsminda area at several different stratigraphic levels.


OIL AND GAS PRODUCTION

PRODUCTION HISTORY

The Ninotsminda field was discovered and initial development began in 1979. CanArgo is currently producing from the Ninotsminda field approximately 900 barrels of oil equivalent (BOE) per day, comprising approximately 755 barrels of oil per day and 145 BOE of gas per day (1 BOE =6,000 cubic feet = 170 (m3) gas) from thirteen wells. Gross production from the Ninotsminda field for the past three years was as follows:

 YEAR ENDED
DECEMBER 31,        OIL - GROSS BARRELS
------------        -------------------
   2002                 292,289
   2001                 413,724
   2000                 478,999

Productive Wells and Acreage

The following table summarizes as of December 31, 2002 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company.

                                         GROSS                                NET
                            -------------------------------    --------------------------------
                            NUMBER OF WELLS       ACREAGE       NUMBER OF WELLS      ACREAGE
                            -----------------   -----------    -----------------  -------------
Ninotsminda field                  14              2,500              14               2,500

On December 31, 2002, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one gross well on the West Rustavi field which was shut-in at that date.

Reserves

The following table summarizes net hydrocarbon reserves for the Ninotsminda field. This information is derived from a report dated as of January 1, 2003 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.

                                     OIL RESERVES -          PSC ENTITLEMENT
OIL RESERVES                              GROSS                 VOLUMES(1)
                                    -----------------       -----------------
                                    (MILLION BARRELS)       (MILLION BARRELS)
                                    -----------------       -----------------
Proved Developed                           4.0                     2.8
Proved Undeveloped                         0.1                     0.1
                                    ------------------      ------------------
TOTAL PROVEN                               4.1                     2.9
                                    ==================      ==================

                                       8

                                      GAS RESERVES -          PSC ENTITLEMENT
GAS RESERVES                              GROSS                  VOLUMES(1)
                                    ------------------      ------------------
                                      (BILLION CUBIC          (BILLION CUBIC
                                           FEET)                   FEET)
                                    ------------------      ------------------
Proved Developed                           8.0                      2.4
Proved Undeveloped                          --                       --
                                    ------------------      ------------------
TOTAL PROVEN                               8.0                      2.4
                                    ==================      ==================

(1) PSC Entitlement Volumes attributed to CanArgo are calculated using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

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

Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive wells that are reasonably certain of production when drilled.

Uncertainties exist in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The estimating process requires educated decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The amount and timing of cost recovery is a function of oil and gas prices. The oil and gas price used in the report by Ashton Jenkins Mann as of January 1, 2003 were $17.80 per barrel and $1.29 per mcf respectively. Having considered the geological and engineering data in the interpretation process, the Company believes with reasonable certainty that the stated proven reserves represent the estimated quantities of oil and gas to be recoverable in future years under existing operating and economic conditions.

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

The mixed oil, gas and water fluid produced from the Ninotsminda field wells flows into a two-phase separator located at the Ninotsminda field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometres either in a pipeline or by truck to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is piped 34 kilometres to Rustavi where it is delivered to the Rustavi industrial complex for sale to a number of customers.

At Sartichala, the water is separated from the oil. Ninotsminda Oil Company then sells oil in this state to buyers at Sartichala for local consumption or transfers it by pipeline 20 kilometres to a railhead at Gatchiani or by road tanker to Vaziani rail loading terminal primarily for export sales. At the railheads, the oil is loaded into railcars for transport to the Black Sea port of Batumi, Georgia, where oil can be loaded onto tankers for international shipment. Buyers transport the oil at their own risk and cost from the delivery point at Sartichala.

Ninotsminda Oil Company sells its oil directly to local and international buyers. In 2002, Ninotsminda Oil Company sold its oil production to eight customers. Of these customers, four customers represented sales greater than 10% of oil revenue:

              CUSTOMER                        PERCENT OF OIL REVENUE
----------------------------------------    ---------------------------
Caspian Trading                                      28.4%
Sveti                                                26.4%
Crownhill                                            20.1%
Trafigura                                            19.9%

In 2001, Ninotsminda Oil Company sold its oil production to three customers.

               CUSTOMER                       PERCENT OF OIL REVENUE
----------------------------------------    ---------------------------
Caspian Trading                                      63.8%
Georgian American Oil refinery(1)                    23.5%
MS                                                   12.7%

In 2000, Ninotsminda Oil Company sold its production to three customers.

               CUSTOMER                       PERCENT OF OIL REVENUE
----------------------------------------    ---------------------------
Georgian American Oil Refinery(1)                    54.4%
MS                                                   31.4%
Caspian Trading                                      14.2%

------------
(1)      51% owned by CanArgo effective November 2000

Sales to both the domestic and international markets are based on the average of a number of quotations for dated Brent Mediterranean with an appropriate discount for transportation and other charges. Sales in 2002 were at an average discount of $5.09 to Brent.

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


OTHER GEORGIAN LICENSES

Nazvrevi/Block XIII

In February 1998, CanArgo entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi and Block XIII areas of East Georgia, a 2,008 square kilometre exploration area adjacent to the Ninotsminda and West Rustavi fields and containing existing infrastructure. The agreement extends for twenty-five years. CanArgo is required to relinquish at five year intervals commencing in 2003 at least 25 percent of the area then covered by the production sharing contract, but not any portions being actively developed.

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

The first phase of the preliminary work programme under the Nazvrevi/Block XIII production sharing agreement involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed at a cost of approximately $1.5 million, and met the minimum obligatory work commitment under the contract. The Department for Protection of Mineral Resources and Mining has confirmed that CanArgo has met the requirements of the work programme defined in the production sharing agreements. As the Nazvrevi and Block XIII license is an exploration area and no discoveries have been made on this license, it is not possible to estimate the expenditures needed to discover and if discovered, produce commercial quantities of oil and gas.

Norio (Block XI(c)) and North Kumisi Blocks

In December 2000, CanArgo entered into a third PSC with the State of Georgia represented by Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. This agreement covers the Norio and North Kumisi blocks of East Georgia, a 1,542 square kilometre exploration area adjacent to the Ninotsminda, West Rustavi and Samgori fields. There are two existing oil fields on the Norio block, Norio and Satskhenisi which are relatively shallow fields and which have produced oil from the Miocene and Sarmatian sequences. The commercial terms of the production sharing agreement are similar to those of the Nazvrevi/Block XIII production sharing contract with the exception that after all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 60/40 basis between Georgian Oil and CanArgo respectively. Thus, while CanArgo is responsible for all of the costs associated with development of the Norio field, it is only entitled to receive 40% of production after cost recovery. CanArgo currently owns a 64.2% controlling interest in CanArgo Norio Limited with the remainder held by Georgian and other private investors.

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

In November 2002, CanArgo reached agreement with the other shareholders in CanArgo's subsidiary, CanArgo Norio Limited (Norio), on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement.

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

Norio Block XI(G) (Tbilisi) and Block XI(H) (Rustavi)

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


REFINING AND OTHER ACTIVITIES

CanArgo also engages in oil and gas, refining and other activities in Georgia. Segment and geographical information including revenue from continuing operations from external customers, operating profit (loss) from continuing operations and total assets is incorporated herein by reference from note 18 to the consolidated financial statements.

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

The refinery, which utilizes primarily refurbished American equipment, began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

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

Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on naptha and diesel sales remain in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million. The refinery is now in a care and maintenance condition.

In 2001, Ninotsminda Oil Company sold approximately 49,055 barrels of oil to the refinery and in 2000 sold 136,400 barrels of oil to the refinery.

Drilling Rigs and Associated Equipment

CanArgo owns several items of drilling equipment, and other related machinery which are primarily for use in its Georgian operations. These include three drilling rigs, pumping equipment and ancillary machinery. In addition CanArgo owns a mobile 3 megawatt duel fuel power plant. The rigs and related equipment are used in CanArgo's Georgian operations, and from time to time have also been leased out to other operators on a service basis. In January 2002, CanArgo established a well services subsidiary, which will bid in local tenders for drilling contracts. In 2002, a plan to sell the 3 megawatt duel fuel power plant has been agreed and this asset is classified in "Assets held for sale" for all periods presented.


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

Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. While negotiations continued on the transfer of the field, by the fall of 1999 it was apparent from the length and difficulty of the negotiations that significant uncertainty existed as to CanArgo's ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis. As a result, CanArgo recorded in the year ended December 31, 1999 an impairment charge of $5,459,793 against its investment in and advances to Boryslaw Oil Company. CanArgo's investment in the Stynawske field was the fourth and last significant project that was being developed by Fountain Oil Incorporated prior to the business combination between Fountain Oil Incorporated and CanArgo Oil & Gas Inc.

In December 2000, CanArgo reached agreement with Ukrnafta on certain commercial arrangements and for the transfer of field operations to Boryslaw Oil Company. To commence a three well workover programme (the Pilot Development Scheme), a $500,000 credit facility was established for Boryslaw Oil Company in 2001 and $550,000 advanced as a deposit against the facility. In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $360,000 was repaid by December 31, 2002 and has been fully paid in 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if an extension to the current licence cannot be obtained, it may be in breach of obligations it has with regard to the field license. This could place Boryslaw Oil Company's rights to the Stynawske field at risk.

The following table summarizes net hydrocarbon reserves for the Pilot Development Scheme for the Stynawske field. This information is derived from a report as of January 1, 2003 prepared by Ashton Jenkins Mann, independent petroleum consultants. This report is available for inspection at CanArgo's principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.

                                                                  CANARGO SHARE
OIL RESERVES                           OIL RESERVES -           -----------------
                                           GROSS                       (45%)
                                      -----------------         -----------------
                                      (MILLION BARRELS)         (MILLION BARRELS)
                                      -----------------         -----------------
Proved Developed                            0.7                        0.3
Proved Undeveloped                           --                         --
                                      -----------------         -----------------
TOTAL PROVEN                                0.7                        0.3
                                      =================         =================


                                       GAS RESERVES -            CANARGO SHARE
                                          GROSS                       (45%)
GAS RESERVES                          -----------------         ----------------
                                       (BILLION CUBIC            (BILLION CUBIC
                                           FEET)                      FEET)
                                      -----------------         -----------------
Proved Developed                            4.9                       2.2
Proved Undeveloped                           --                        --
                                      -----------------         ----------------
TOTAL PROVEN                                4.9                       2.2
                                      =================         ================

For information as to the definition of proved, proved producing and proved undeveloped reserves and considerations with respect to estimations of proved reserves, see the description of Ninotsminda reserves.

The oil and gas price used in the report by Ashton Jenkins Mann as of January 1, 2003 was $15.64 per barrel and $0.64 per mcf respectively. No assurance can be given that the projections included in the report by Ashton Jenkins Mann will be realized. The evaluation by Ashton Jenkins Mann represents the efforts of Ashton Jenkins Mann to predict the performance of the oil recovery project using their expertise and the available data at the effective date of their report.

CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2002, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

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

Potential Caspian Exploration Project

In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 CanArgo concluded that it did not have the resources to progress this project. Accordingly, in November 1999, CanArgo reduced its interest to a 9.5% in exchange for $250,000 credit to CanArgo should additional financing or an equity partner be found for the project. Subsequent to this, a restructuring of interests in the project took place with CanArgo increasing its interest slightly to 10%, and with Rosneft, the Russian State owned oil company, becoming the majority owner of the project with 75.1%. Seismic was acquired as part of this restructuring, and future plans include interpretation of this data and possible drilling.

Potential Syrian Exploration Project

In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. The block comprises 6,000 km2 of under-explored acreage in the Sirhan Basin in the south of the country, bordering Jordan. There are two oil and gas plays in the block, one Paleozoic and one Mesozoic; these plays have been successfully exploited in both western Iraq and more recently in neighbouring north-eastern Jordan.

DISCONTINUED OPERATIONS

CanArgo Standard Oil Products

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

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. Discontinued Operation activity is incorporated herein by reference from note 17 to the consolidated financial statements.

As at 31 December, 2002, CanArgo Standard Oil Products had a total of 23 licences/sites in its portfolio with 19 sites in operation.

CanArgo Standard Oil Products sells several different grades of petrol to a broad range of corporate and retail customers. No one customer purchases more than 10% of total sales.


RISKS ASSOCIATED WITH CANARGO'S ACTIVITIES

CanArgo's ability to remain a going concern

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

In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions and the receipt of the final $3 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products (CSOP) (explained below), the planned selective sale of certain non-core assets including CanArgo's generator, and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

The financial statements have been prepared on a going concern basis, which assumes the additional funding and/or proceeds from the sale of non-core assets is received. If this additional finance is not received, in particular the receipt of the final $3 million payment from the sale of CSOP, or receipt of an equivalent amount, adjustments may have to be made to reduce the balance sheet values of assets to their recoverable amounts, to provide for further liabilities that might arise and to reclassify fixed assets and long term liabilities as current assets and liabilities.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million of which $1 million has been received to date as a non-refundable deposit. Legal ownership will transfer upon receipt of the final payment of $3 million due in August 2003.

Whilst the directors presently cannot be certain as to the outcome of the matters mentioned above, they believe that it is appropriate for the financial statements to be prepared on a going concern basis.

Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from internal and/or external sources. CanArgo believes that it will be able to generate funds from quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects, although no firm funding commitments have been received.

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

Minimum Investment Requirements in Ukraine Have Not Been Met

Under the terms of the farm-in for the development of the Bugruvativske field in Ukraine the local Ukrainian oil and gas company, Gals-K Limited, will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to December 31, 2003. Agreement has also been reached with Ukrnafta, on revisions to the commercial terms of the Joint Investment Production Activity (JIPA) agreement. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by December 31, 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project. To date, CanArgo has not made any investment in the Bugruvativske field and subsequently, hydrocarbon reserves are classified as unproved until CanArgo's investment is made.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in order for Boryslaw Oil Company, a company in which CanArgo has a 45% ownership interest, to retain the field licence including the drilling of one new well. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $360,000 was repaid at December 31, 2002 and has been fully paid in 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme.

If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if an extension to the current licence cannot be obtained, it may be in breach of obligations it has with regard to the field license. This could place Boryslaw Oil Company's rights to the Stynawske field at risk.

Ukraine Projects in Early Stage of Evaluation and Development

The Bugruvativske field together with the Stynawske field in Western Ukraine, are both in the early stage of evaluation and development and are themselves relatively new to us.

Write Off of Unsuccessful Properties and Projects

In order to realize the carrying value of our oil and gas properties and ventures, we must produce oil and gas in sufficient quantities and then sell such oil and gas at sufficient prices to produce a profit. We have a number of unevaluated oil and gas properties. The risks associated with successfully developing unevaluated oil and gas properties are even greater than those associated with successfully continuing development of producing oil and gas properties, since the existence and extent of commercial quantities of oil and gas in unevaluated properties have not been established. In 2002, we recorded an impairment charge of $1.6 million, and in 2001, we recorded an impairment charge of $7.3 million following application of the full cost ceiling limitation to capitalized oil and gas property costs. The impairments are as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans in 2002. During 1997, we recorded impairment charges totalling $19.4 million relating to three unsuccessful ventures and in 1999, recorded impairment charges totalling $5.5 million relating to a fourth venture. We could be required in the future to write off our investments in additional projects, including the Ninotsminda field project, if such projects prove to be unsuccessful.

Possible Inability to Finance Present Oil and Gas Projects

CanArgo's ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back or abandon part or all of its project development, capital expenditure, production and other plans. The availability of equity or debt financing to CanArgo, or to the entities that are developing projects in which CanArgo has interests, is affected by many factors, including:

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

Additional Funds Needed For Long-Term Oil and Gas Development Plans

It will take many years and substantial cash expenditures to develop fully our oil and gas properties. We generally have the principal responsibility to provide financing for our oil and gas properties and ventures. Accordingly, we need to raise additional funds from outside sources in order to pay for project development costs beyond those currently budgeted through 2003. We may not be able to obtain that additional financing. If adequate funds are not available, we will be required to scale back or even suspend our operations, or such funds may only be available on commercially unattractive terms. The carrying value of the Ninotsminda and Bugruvativske fields may not be realized unless additional capital expenditures are incurred to develop the fields. Furthermore, additional funds will be required to pursue exploration activities on its existing undeveloped properties. While expected to be substantial, without further exploration work and evaluation the amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified.

Oil and Activities Involve Risks, Many of Which Are Beyond Our Control

Our exploration, development and production activities are subject to a number of factors and risks, many of which may be beyond our control. First, we must successfully identify commercial quantities of oil and gas. The development of an oil and gas deposit can be affected by a number of factors which are beyond the operator's control, such as:

o    unexpected or unusual geological conditions;
o    the recoverability of the oil and gas on an economic basis;
o    the availability of infrastructure and personnel to support operations;
o    local and global oil prices; and
o    government regulation and legal uncertainties.

Our activities can also be affected by a number of hazards, such as:

o    labour disputes;
o    natural phenomena, such as bad weather and earthquakes;
o operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses; and
o environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

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

Risk of Political Instability with Respect to Foreign Operations

Our principal oil and gas properties and activities are in the Republic of Georgia, Ukraine and Russia, all of which are located in Eastern Europe. In addition, our refinery and all of our petrol stations are located in and around Tbilisi, Georgia. Operation and development of these assets is subject to a number of conditions endemic to Eastern European countries, including political instability. The present governmental arrangements in Eastern Europe and countries of the former Soviet Union in which we operate were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, these governments could themselves be replaced by other institutions, including a possible reversion to totalitarian forms of government. Our operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies.

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

In early 2002, the Georgian government requested assistance from the United States to combat terrorism in the Pankisi Gorge, a region of Georgia bordering the separatist Chechnya region of Russia. Social, economic and legal instability have accompanied these changes due to many factors which include:

o    low standards of living;
o    high unemployment;
o    undeveloped and constantly changing legal and social institutions; and
o    conflicts within and with neighbouring countries.

This instability can make continued operations difficult or impossible.

Inadequate or Deteriorating Infrastructure in Eastern Europe

Countries in Eastern Europe often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable power supply caused Ninotsminda Oil Company to suspend drilling of one well and the testing of a second well during the 1998-1999 winter season, although power supplies have been more regular since that time.

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

Tax Risks in Eastern Europe

Countries in Eastern Europe frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since we are dependent on international operations, specifically those in Georgia, we are subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes. While CanArgo is not aware of any recent or proposed tax changes which could materially affect our operations, such changes could occur although CanArgo has negotiated economic stabilization clauses in its production sharing agreements in Georgia.

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

CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects, such as the Bugruvativske and Stynawkse field projects, that CanArgo may pursue in Eastern Europe, even though we may be the designated operator of the oil or gas field. In these circumstances, the concurrence of co-ventures may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. Demands by or expectations of governments, co-venturers, customers, and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demand or expectations could adversely affect CanArgo's participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

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

Changes in the Market Price of Oil and Gas

Prices for oil and natural gas and their refined products are subject to wide fluctuations in response to a number of factors which are beyond our control, including:

o    global changes in the supply and demand for oil and natural gas;
o    actions of the Organization of Petroleum Exporting Countries;
o    weather conditions;
o    domestic and foreign governmental regulations;
o    the price and availability of alternative fuels;
o    political conditions in the Middle East and elsewhere; and
o    overall economic conditions.

A reduction in oil prices can affect the economic viability of our operations. For example, the significant decline in oil prices during 1998 adversely affected our results of operations and increased our operating loss in 1998. There can be no assurance that oil prices will be at a level that will enable us to operate at a profit. In 2002 the spot price for Brent crude oil increased from $19.29 per barrel at December 31, 2001 to $31.98 per barrel at December 31, 2002. CanArgo may also not benefit from continued increases in oil prices as have occurred in the first quarter of 2003 as the market for the levels of crude oil produced in Georgia by Ninotsminda Oil Company can in such an environment be relatively inelastic and contract prices are often set at a specified price determined with reference to Brent when the contract is entered into or over a short period when the crude oil is delivered.

Oil and Gas Production Could Vary Significantly From Reserve Estimates

Estimates of oil and natural gas reserves and their values by petroleum engineers are inherently uncertain. These estimates are based on professional judgments about a number of elements:

o    the amount of recoverable crude oil and natural gas present in a reservoir;
o    the costs that will be incurred to produce the crude oil and natural gas;
o    the rate at which production will occur.

Reserve estimates are also based on evaluations of geological, engineering, production and economic data. The data can change over time due to, among other things:

o    additional development activity;
o    evolving production history; and
o    changes in production costs, market prices and economic conditions.

As a result, the actual amount, cost and rate of production of oil and gas reserves and the revenues derived from sale of the oil and gas produced in the future will vary from those anticipated in the most recent report on the oil and gas reserves prepared by Ashton Jenkins Mann as of January 1, 2003. The magnitude of those variations may be material.

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

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. CanArgo must comply with laws and regulations which govern many aspects of our oil and gas business, including:

o    exploration;
o    development;
o    production;
o    refining;
o    marketing;
o    transportation;
o    occupational health and safety;
o    labour standards; and
o    environmental matters.

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

Operations are Dependent on Chairman of the Board and Chief Executive

Dr. David Robson, the Chairman of the Board and Chief Executive Officer of CanArgo, is our executive who has the most experience in the oil and gas industry and who has the most extensive business relationships in Eastern Europe. Our business and operations could be significantly harmed if Dr. Robson were to leave us or become unavailable because of illness or death. Dr. Robson through his company, Vazon Energy Limited, has signed a comprehensive Management Services Agreement with a two-year non competition clause effective from the date of termination of the agreement. The agreement can be terminated by giving six months notice from either side. We do not carry key employee insurance on any of our employees.

Employees

As of December 31, 2002, CanArgo had 248 full time employees. Of its full time employees, the entity acting as operator of the Ninotsminda oil field for Ninotsminda Oil Company has 86 full time employees, and substantially all of that company's activities relate to the production and development of the Ninotsminda field. CanArgo Standard Oil Products has 145 full time employees at its office and petrol stations.


ITEM 2.    PROPERTIES

CanArgo does not have through its production sharing contracts outright ownership of any real property. Its real property interests are limited to contractual leasehold and mineral interests.

The refinery owned by CanArgo's subsidiary Georgian American Oil Refinery, is located next to Georgian Oil's central processing facility at Sartichala, Georgia.


PRODUCTIVE WELLS AND ACREAGE

Productive Wells and Acreage

The following table summarizes as of December 31, 2002 Ninotsminda Oil Company's number of productive oil and gas wells and Ninotsminda Oil Company's total developed acreage for the Ninotsminda field. Such information has been presented on a gross basis, representing the interest of Ninotsminda Oil Company, and on a net basis, representing the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company.

                                       GROSS                                       NET
                        ------------------------------------       -----------------------------------
                         NUMBER                    SQUARE           NUMBER     ACREAGE      SQUARE
                         OF WELLS    ACREAGE     KILOMETRES        OF WELLS                KILOMETRES
                        ---------  -----------  ------------       ---------  ----------  ------------
Ninotsminda field          14        2,500           10               14        2,500          10

On December 31, 2002, there were no productive wells or developed acreage on any of CanArgo's other Georgian properties, except for one well on the West Rustavi field which was shut-in at that date.

Undeveloped Acreage

The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII and Norio/North Kumisi production sharing contracts as of December 31, 2002. The information regarding net acreage represents the interest of CanArgo based on its 100% interest in Ninotsminda Oil Company and the subsidiary holding the Nazvrevi/Block XIII contract and its current 50% interest in the subsidiary holding the Norio/North Kumisi contract.

                                                 GROSS                             NET
                                     ----------------------------      ----------------------------
PSC                                                    SQUARE                            SQUARE
                                        ACREAGE      KILOMETRES          ACREAGE       KILOMETRES
                                     ------------   -------------      ------------   -------------
Ninotsminda Manavi and West
Rustavi                                  27,739           113             27,739            113

Nazvrevi and Block XIII                 492,914         2,008            492,914          2,008

Norio (Block XI(c)) and North
Kumisi.                                 378,523         1,542            189,262            771
                                     -------------  -------------      ------------   -------------
Total                                   899,176         3,663            709,915          2,892
                                     ============   =============      ============   =============

CanArgo leases office space in London, England; Guernsey, Channel Islands; Calgary, Alberta; Tbilisi, Republic of Georgia and Kiev, Ukraine. The leases have remaining terms varying from three months to seven years and six months and annual rental charges ranging from $16,000 to $213,000.


ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2002 there were no legal proceedings pending involving CanArgo which, if adversely decided, would have a material adverse effect on CanArgo's financial position or business.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of CanArgo's security holders during the fourth quarter of the year ended December 31, 2002.

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

The following table sets forth the high and low sales prices of the common stock on the Oslo Stock Exchange, and the high and low bid prices on the NASDAQ OTC Bulletin Board for the periods indicated. Average daily trading volume on these markets during these periods is also provided. OTC Bulletin Board data is provided by the NASDAQ Trading and Market Services and/or published financial sources and Oslo Stock Exchange data is derived from published financial sources. The over-the-counter quotations reflect inter-dealer prices, without retail markup, mark-down or commissions, and may not represent actual transactions. Sales prices on the Oslo Stock Exchange were converted from Norwegian kroner into United States dollars on the basis of the daily exchange rate for buying United States dollars with Norwegian kroner announced by the central bank of Norway. Prices in Norwegian kroner are denominated in "NOK".


                                                      NASDAQ/OTCBB                                OSE
                                              ----------------------------------    -----------------------------------
                                                                       AVERAGE                                AVERAGE
                                              HIGH          LOW     DAILY VOLUME    HIGH         LOW       DAILY VOLUME
                                              ----          ----    ------------    ----         ----      ------------

FISCAL QUARTER ENDED
March 31, 2000                                1.00          0.63       95,167       0.97         0.73         144,854
June 30, 2000                                 1.45          0.69      103,033       1.57         0.79         469,500
September 30, 2000                            1.66          1.03       69,800       1.78         1.04       1,097,007
December 31, 2000                             1.38          0.75       24,500       1.45         0.75         881,592
March 31, 2001                                1.19          0.75       12,933       1.32         0.79         754,976
June 30, 2001                                 0.87          0.50        4,467       0.86         0.43         301,201
September 30, 2001                            0.50          0.24       20,923       0.56         0.21         261,900
December 31, 2001                             0.43          0.24       12,757       0.49         0.23         830,746
March 31, 2002                                0.36          0.26       32,697       0.36         0.25         550,687
June 30, 2002                                 0.38          0.19        3,508       0.32         0.14         250,000
September 30, 2002                            0.20          0.05        9,156       0.20         0.05         256,500
December 31, 2002                             0.15          0.04       29,404       0.08         0.04         712,500

At February 28, 2003, the closing price of our common stock on the OTC Bulletin Board and Oslo Stock Exchange was $0.040 and $0.043 respectively.

On February 28, 2003 the number of holders of record of our common stock was approximately 8,150. We have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on our results of operations and financial condition and on such other factors as our Board of Directors may, in their discretion, consider relevant.

On February 12, 2002, CanArgo completed an offering of 5,210,000 shares of common stock at Norwegian Kroner 2.95 per share (approximately US$0.34 per share) to a financial institution and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder. ABG Sundal Collier ASA acted as placement agent for this transaction. The placement agent received a commission of 5.75% of the gross proceeds of the placement. Proceeds from the placement of approximately US$1.5 million were used for working capital purposes. In January 2003, a registration statement on Form S-1 registering resale of the common shares issued in the private placement under the Securities Act was declared effective by the United States Securities and Exchange Commission.

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

On January 24, 2002, CanArgo announced a redemption of all the outstanding Exchangeable Shares issued by our subsidiary CanArgo Oil & Gas, Inc., which redemption was completed on May 31, 2002 in exchange for the issuance of an aggregate of 148,826 shares of Common Stock, in accordance with the terms of such Exchangeable Shares.


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

                               ----------------------------------------------------------------
Reported in $000's except                               YEAR ENDED
for per common share amounts                            DECEMBER 31,
                               ----------------------------------------------------------------
                                 2002            2001          2000         1999         1998
                               --------        --------      --------     --------     --------
FINANCIAL PERFORMANCE

Total revenue from
continuing operations           5,576            7,171        7,010        2,783          821

Operating income (loss) from
continuing operations          (4,971)         (16,107)      (2,401)      (8,119)      (6,357)


                               ----------------------------------------------------------------
Reported in $000's except                               YEAR ENDED
for per common share amounts                           DECEMBER 31,
                               ----------------------------------------------------------------
                                 2002            2001          2000         1999         1998
                               --------        --------      --------     --------     --------

Other income  (expense) and
Minority Interest in income
(loss) of consolidated
subsidiaries                      (528)          2,545           258         (354)         247

Net income (loss) from
continuing operations           (5,499)        (13,562)       (2,143)      (8,473)      (6,110)

Net income (loss) from
discontinued operations, net
of taxes and minority
interest(1)                        171             344            (8)          --           --
Net income (loss)               (5,328)        (13,218)       (2,151)      (8,473)      (6,110)

Net loss per common share -
    basic and diluted from
    continuing operations        (0.06)          (0.16)        (0.04)       (0.32)       (0.39)
Net loss per common share -
    basic and diluted from
    discontinued operations      (0.00)          (0.00)        (0.00)          --           --
Net loss per common share -
    basic and diluted            (0.06)          (0.16)        (0.04)       (0.32)       (0.39)

Cash generated by (used in)
operations                           8         (11,829)        7,881       (1,210)     (14,718)

Working capital                  5,585          14,590        23,315        2,729        1,366

Total assets                    70,736          70,312        82,849       43,948       46,618

Minority shareholder advances       --             450            --           --           --

Stockholders' equity            62,105          65,800        72,426       37,863       40,031
Cash dividends per common
share                               --              --            --           --           --

(1) In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest. CanArgo Standard Oil Products was purchased in 2000 and operations were developed in 2001, therefore prior to 2000 there is no effect on the financial statements in respect of discontinued operations.

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

On February 12, 2002, CanArgo completed a private placement of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.34 per share) an institution and another qualified purchaser for gross proceeds of approximately $1,762,000.

As of December 31, 2002, CanArgo had working capital of $5,585,000, compared to working capital of $14,590,000 as of December 31, 2001. The $9,005,000 decrease in working capital from December 31, 2001 to December 31, 2002 is principally due to a reduction in cash and prepayments related to capital expenditures on the Ninotsminda, Manavi and Norio projects.

As a result of AES Gardabani withdrawing from the Participation Agreement with respect to the Cretaceous gas exploration programme and unexpected mechanical difficulties drilling exploration wells M11 at the Ninotsminda field and MK72 at the Norio field, and delays in testing well N100, capital expenditures exceeded initial estimates and production volumes available for sale are less than anticipated. These events resulted in lower than expected cash resources from which CanArgo could continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions together with the receipt of the final $3 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products, the planned selective sale of certain non-core assets including CanArgo's generator, and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

In January 2003, in an attempt to increase production at the Ninotsminda field and further improve working capital, drilling of a new horizontal well, NH4, commenced targeting an existing producing reservoir. Provided funds are available, immediate and near term development plans include the completion of testing of well N100 and the continued drilling of wells M11 and Norio MK72, two deep exploration wells. CanArgo has temporarily suspended further drilling of well M11 below its current casing point at 4,182 metres in order to fully review available technical data, and to estimate the cost to complete the well. Norio MK72, has been cased at a depth of 2,932 metres in the Lower Sarmatian. Farm-in partners are currently being sought to provide additional capital for completing these wells.

In April 2001, CanArgo acquired Lateral Vector Resources Inc. ("LVR") for total cash consideration of $3,421,000 which according to publicly available information at the time had concluded with Ukrnafta a Joint Investment Production Activity (JIPA) agreement to develop the Bugruvativske Field in Eastern Ukraine. Funding for the LVR acquisition was provided from existing cash resources.

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing Joint Investment Production Activity agreement (JIPA) for the development of the Bugruvativske field in Ukraine and reached an agreement with a local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to 31 December 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company's initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company's initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by 31 December 2003, it will receive an ongoing project fee of between 3-4% of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

Initial costs in respect of CanArgo's investment in the Bugruvativske field, through its direct investment in LVR, are included in "capital assets - unproved properties". These costs will continue to be disclosed as unproved properties until CanArgo participates in the JIPA by investing an amount up to the cash contribution made by its JIPA partner, IPEC. Any contribution must be made prior to 31 December 2003 in order for CanArgo to participate in the existing JIPA.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of the final $3 million payment due in August 2003.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $360,000 was repaid at December 31, 2002 and has been fully paid in 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

Despite limited funding an assessment of both the Bugruvativske and Stynawske fields and preparation of a development program with Ukrnafta continues. Based on its efforts to date and, should funding be available, CanArgo plans to significantly increase production from these fields by investing in both remedial workover activity and potential infill drilling, horizontal drilling and pressure maintenance utilising appropriate technologies.

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

To pursue existing projects beyond CanArgo's immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions and additional funding will be required in order for CanArgo to remain a going concern.

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

Ultimate realization of the carrying value of CanArgo's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

o mobilization of equipment and personnel to implement effectively drilling, completion and production activities;
o    raising of additional finance;
o    achieving significant production at costs that provide acceptable margins;
o reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and o the ability to market the oil and gas produced at or near world prices.

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

Cash and cash equivalents decreased $4,293,000 from $5,891,000 at December 31, 2001 to $1,598,000 at December 31, 2002. The decrease was primarily due to the cost of the Manavi and Norio exploration programmes in Georgia.


Operating Activities

Net cash generated from operations in 2002 was $1,619,000 compared to cash used in operations in 2002 of $11,829,000 in 2001. Cash used in operating activities decreased primarily due to the use in 2001 of cash received from the joint venture partner, AES Gardabani, with respect to its participation in a three well exploration; changes in accounts receivable in 2002 and 2001 related to rental income due from the lease of one of CanArgo's drilling rigs to a third party, and amounts due from AES Gardabani relating to the termination of their participation in the three well exploration programme in Georgia; changes in accounts payable in 2001 due to payments of liabilities at December 31, 2000 relating to the 2000 Norio seismic progamme; and an increase in deferred revenue in 2002 from a prepayment on the sale of crude oil, and proceeds from the sale of CanArgo's 50% holding in CanArgo Standard Oil Products.

Accounts receivable decreased from $2,007,000 at December 31, 2001 to $306,000 at December 31, 2002. The decrease is primarily a result of the receipt of $1,000,000 from AES relating to the termination of AES's participation in a three well exploration programme, and an increase in allowance for a doubtful debt of $275,000, generated from gas sales to the Rustavi Plant in Georgia in 2000 and the receipt of payment for services from a third party relating to the use of one of CanArgo's drilling rigs.

Inventory decreased from $406,000 at December 31, 2001 to $186,000 at December 31, 2002 primarily as result of the sale of oil by Ninotsminda Oil Company from storage. Approximately 33,000 barrels of oil were held in storage by Ninotsminda Oil Company at December 31, 2002 for sale to the Georgian domestic, regional or international market.

Prepayments decreased from $2,236,000 at December 31, 2001 to $212,000 at December 31, 2002 as a result of receipt of materials and services related to CanArgo's exploration activities transferred to capital assets in the period. This decrease is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of discontinued operations and a 3 megawatt duel fuel power generator, increased by $1,741,000 to $8,096,000 at December 31, 2002 from $6,355,000 at December 31, 2001 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets increased from $162,000 at December 31, 2001 to $176,000 at December 31, 2002 as a result of a deposit to secure the rental of CanArgo's representative office in Ukraine.

Accounts payable increased to $872,000 at December 31, 2002 from $ 828,000 at December 31, 2001 primarily due to an absolute increase in corporate payables.

Deferred revenue of $1,500,000 at December 31, 2002 relates to a 12 month crude oil sales agreement for Ninotsminda Oil Company to sell its monthly share of oil produced under the Ninotsminda production sharing contract. As security over payment the buyer provided $1 million to be repaid by Ninotsminda Oil Company at the end of the twelve month period through the delivery of crude oil equal to the value of the security; and $500,000 advanced proceeds received for the sales of CanArgo Standard Oil Products.

Accrued liabilities decreased to $204,000 at December 31, 2002 from $400,000 at December 31, 2001 primarily due to a reduction in accrued professional fees mainly in respect of share capital issues, and liabilities relating to the winding up of East Georgian Pipeline Company.

Liabilities held for sale, in respect of discontinued operations, increased by $1,175,000 to $2,352,000 at December 31, 2002 from $1,177,000 at December 31,
2001 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.


Investing Activities

Net cash used in investing activities decreased to $8,692,000 in the year ended December 31, 2002 from $17,189,000 in the year ended December 31, 2001. The decrease in cash used in investing activities was primarily due to capital expenditures related to the Ninotsminda field and the 2001 acquisition of LVR.

Capital assets, net increased from $52,535,000 at December 31, 2001 to $59,703,000 at December 31, 2002, primarily as a result of investment of $10,996,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Norio production sharing contracts. During 2002, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $1,600,000 on application of the full cost ceiling test as a result of lower reserve quantities following production declines in 2002 and reduced development plans. If oil prices or production levels further decline, CanArgo may experience additional impairment of this property.

Investments in and advances to oil and gas and other ventures, net deceased from $719,000 at December 31, 2001 to $459,000 at December 31, 2002. The decrease reflects repayments by Boryslaw Oil Company of CanArgo's advances in 2002 partially offset by an increase in equity income related to CanArgo's investment in Boryslaw Oil Company.


Financing Activities

Cash from financing activities decreased to $3,175,000 for the year ended December 31, 2002 from $8,974,000 for the year ended December 31, 2001 due primarily to proceeds from the sale of common stock issued and received in 2001.

On February 12, 2002, CanArgo completed an offering of 5,210,000 common shares at NOK 2.95 per share (approximately US$0.34 per share) to certain institutions and qualified purchasers for gross proceeds of approximately $1,762,000 in transactions intended to qualify for an exemption from registration under the Securities Act of 1933 afforded by Regulation S promulgated thereunder.

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

Minority shareholder advances as at December 31, 2001 related to the receipt of convertible loans from new minority shareholders of CanArgo's subsidiary, CanArgo Norio Limited (Norio). The cash amount received represented part of the new minority shareholder's share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. In November 2002, CanArgo reached agreement with the other shareholders in Norio on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement. Subsequently, the convertible loans have been reclassified as minority interest on finalisation of respective equity shares.

Minority interest in continuing and discontinued subsidiaries increased by $1,988,000 to $3,519,000 at December 31, 2002 from $1,531,000 at December 31,
2001 due to the reclassification of $1,207,000 from minority shareholder advances resulting from finalisation of CanArgo's equity interest from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement, an increase of $444,000 resulting from CanArgo's adjusted interest in its final share of the carrying net asset value of Norio, and minority interest shareholder's share of income in the period.


Discontinued Operations

Assets held for sale include the results of discontinued operations and the generator. This increased by $1,741,000 to $8,096,000 at December 31, 2002 from $6,355,000 at December 31, 2001 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Liabilities held for sale, resulting from discontinued operations, increased by $1,175,000 to $2,352,000 at December 31, 2002 from $1,177,000 at December 31,
2001 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

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

Despite this confirmation and the grandfathering of the terms of existing production sharing contracts in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract.

In 2002 the Participation Agreement for the three well exploration programme on the Ninotsminda field with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. The Company therefore has not present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, of approximately $7.5 million, representing their prior funding under the Participation Agreement.

In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. CanArgo has the contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award of the PSC for Block XIX in southern Syria.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At December 31, 2002, CanArgo had a contingent obligation to issue 187,500 shares of common stock to a third party upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement commenced in January 2002 with the first exploration well at a cost of up to $4.4 million of which CanArgo's share of costs was $3.2 million. The State Agency for Oil and Gas Regulations in Georgia has confirmed that CanArgo has satisfied all drilling and work obligations under the terms of the Norio and Kumisi production sharing agreement. The well is currently suspended while CanArgo actively seeks partners for funding to deepen the well to the target zone.

The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $360,000 was repaid by December 31, 2002 and has been fully paid in 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme.

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

The following tables sets forth information concerning the amounts of payments due under specified contractual obligations for periods of less than one year, one to three years, three to five years and more than five years as at December 31, 2002 and December 31, 2001.

CONTRACTUAL OBLIGATIONS



                                             DUE IN LESS      DUE IN 1 TO 3    DUE IN 3 TO 5     DUE IN MORE
                                             THAN 1 YEAR         YEARS            YEARS          THAN 5 YEARS
                                             -----------      -------------    -------------     ------------

      Operating lease obligations              $250,000          690,000          440,000          440,000
      Other long-term liabilities(1)                 --               --               --          122,290
                                             -----------      -------------    -------------     ------------
                                               $250,000          690,000          440,000          562,290
                                             ===========      =============    =============     ============

(1) Other long-term liabilities represent costs provided for future site restoration.
(2) CanArgo has no contractual obligations in respect of long-term debt, capital leases or purchase obligations.


RESULTS OF OPERATIONS

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

CanArgo recorded operating revenue of $5,576,000 during the year ended December 31, 2002 compared with $7,171,000 for the year ended December 31, 2001. The decrease is primarily attributable to there being no refining revenue in 2002 following suspension of activity in 2001, offset by other revenue, representing provision of drilling services in Georgia.

Ninotsminda Oil Company generated $4,163,000 of oil and gas revenue in the year ended December 31, 2002 compared with $3,967,000 for the year ended December 31, 2001 due principally to a a lower average net sales price achieved in 2002. Its net share of the 292,289 barrels (801 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 189,988 barrels. In 2002, 44,483 barrels of oil were removed from storage and sold. For the year ended December 31, 2001, Ninotsminda Oil Company's net share of the 413,724 barrels (1,133 barrels per day) of gross oil production was 247,179 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during 2002 averaged $17.09 per barrel as compared with an average of $19.43 per barrel in 2001. Its net share of the 212,499 thousand cubic feet
(mcf) of gas delivered was 138,124 mcf at an average net sale price of $1.25 per mcf of gas. For the year ended December 31, 2001, Ninotsminda Oil Company's net share of the 1,110,390 mcf of gas delivered was 721,754 mcf at an average net sales price of $1.14 per mcf of gas. Gas deliveries for the year ended December 31, 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, CanArgo has not sold any further gas to AES since their demand for gas was too great for CanArgo to meet from production.

CanArgo had no refining revenue for the year ended December 31, 2002 compared to revenue from refining of $2,596,000 for the year ended, December 31, 2001. Refining revenues for 2001 related solely to the refinery owned by Georgian American Oil Refinery. Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on both naptha and diesel sales remains in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In 2002 CanArgo entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed . CanArgo continues to monitor demand for product able to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. The refinery is now in a care and maintenance condition.

CanArgo had other revenue of $1,413,000 for the year ended December 31, 2002 compared to other revenue of $608,000 for the year ended December 31, 2002. In 2002, other revenue consisted of $1,324,000 for the provision of drilling services and $89,000 of rental income from leasing its refinery. In 2001, other revenue was all in respect of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. No new drilling service contracts have been signed, although the company has established a well services subsidiary, which will bid in local tenders for drilling contracts.

The operating loss from continuing operations for the year ended December 31, 2002 amounted to $4,971,000 compared with an operating loss of $16,107,000 for 2001. The decrease in operating loss is attributable primarily to reduced impairment of oil and gas properties and other assets in 2002, refining activity, profit generated from a drilling services contract, a reduced depreciation, and reduced depletion and amortization in the period.

Field operating expenses decreased to $1,538,000 ($4.69 per BOE) for the year ended December 31, 2002 as compared to $1,568,000 ($2.62 per BOE) for 2001. The decrease is primarily a result of decreased activity at the Ninotsminda field offset partially by costs relating to sales of oil from storage in the year. Operating costs per BOE increased as day to day field operations in Georgia include a proportionately higher fixed to variable cost component combined with lower production rates.

CanArgo recorded no Purchases of crude oil and products and Refinery operating expenses for the year ended December 31, 2002 compared to Purchases of crude oil and products of $1,451,000 and Refinery operating expenses of $791,000 respectively for the year ended, December 31, 2001. Purchases of crude oil and products and Refinery operating expenses for the year ended December 31, 2001 related solely to refining activity which was suspended in the fourth quarter of 2001.

Direct project costs increased to $1,429,000 for the year ended December 31, 2002, from $1,300,000 for the year ended December 31, 2001, reflecting additional costs associated with the provision of drilling services in Georgia.

Selling, general and administrative costs decreased to $3,652,000 for the year ended December 31, 2002, from $3,742,000 for the year ended December 31, 2001. The decrease is primarily as a result of the impact of a corporate cost reduction programme initiated in the last quarter of 2002 offset partially by increased costs resulting from business development activity.

The decrease in depreciation, depletion and amortization expense to $2,317,000 for the year ended December 31, 2002 from $3,250,000 for the year ended December 31, 2001 is attributable principally to lower production, due to limited workover investment resulting in a natural reservoir rate of decline.

During 2002, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $1,600,000 on application of the full cost ceiling test as a result of lower reserve quantities following production declines in 2002. The write-down was a non-cash write-down. In 2001, CanArgo wrote down its oil and gas properties in the Ninotsminda field by an aggregate $7,300,000 on application of the full cost ceiling test as a result of a decline in Brent oil prices at December 31, 2001, lower reserve quantities following production declines in 2001 and reduced development plans. If oil prices or production levels decline further, CanArgo may experience additional impairment of this property.

In 2001, as a result of both product instability and continued difficulties addressing excise taxes on refined products, refinery and related equipment was written-down by $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery. In 2001, CanArgo further wrote down other oil and gas related equipment by $500,000 following a decision to dispose of a power generating unit. In 2002, a plan was agreed to sell this equipment and it is included in assets held for sale as at December 31, 2002.

CanArgo recorded net other expenses of $536,000 for the year ended December 31, 2002, as compared to net other income of $407,000 during the year ended December 31, 2001. This is primarily due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio. Additional movements are explained by lower cash balances in 2002, an allowance for doubtful accounts of $275,000 from previous gas sales, and a bad debt write-off of $93,000 relating to the provision of drilling services in Georgia.

Equity income from investments increased to $86,000 for the year ended December 31, 2002 from an equity loss of $160,000 for the year ended December 31, 2001 as a result of increased equity income from production and sales of crude oil by Boryslaw Oil Company and 2001 expenses relating to operation by East Georgian Pipeline Company of the gas pipeline from Ninotsminda to the Gardabani power station.

The net loss from continuing operations of $5,499,000 or $0.06 per share for the year ended December 31, 2002 compares to a net loss from continuing operations of $13,562,000 or $0.16 per share for the year ended December 31, 2001. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2002 than during the year ended December 31, 2001, due in large part to private placements in July 2001, February and May 2002.


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

Refining revenue for the year ended December 31, 2001 relates solely to operating activities of Georgian American Oil Refinery. In 2001, sales from the refinery continued to be affected following the imposition of restrictions and subsequent excise tax on feedstock and refined product. Although in April 2001 new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected technical difficulties which have effectively curtailed the production of gasoline. Due to excise taxes, production of naphtha is currently commercially uneconomic and refining activity has been suspended. CanArgo has initiated discussions with authorities in the Republic of Georgia to remove or reduce the excise tax to a level that would support the recommencement of refining operations. While CanArgo believes from discussions to date that such changes are possible, no assurance can be given that any such changes will be made. As a result, CanArgo recorded a write-down of $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery.

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


RESULTS OF DISCONTINUED OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The net income from discontinued operations, net of taxes and minority interest for the year ended December 31, 2002 amounted to $171,000 compared with net income of $344,000 for the corresponding period in 2001. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo standard Oil Products, and is due to more competitive operating margins for the year ended December 31, 2002 compared with the corresponding period in 2001 and interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.


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


RELATED PARTY TRANSACTIONS

Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2002 were $5,263,000.

Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2002 were $125,729.

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


CRITICAL ACCOUNTING POLICIES

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

Capital assets - capital assets are recorded at cost less accumulated provisions for depreciation, depletion and amortization unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expenses as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Unproved properties are not deemed to be impaired until the right to drill on those properties is lost and planned development has ceased.

Oil And Gas Properties - CanArgo and the entities for which it accounts using the equity method account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expenses as incurred.

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

Estimated undiscounted future site restoration, dismantlement and abandonment costs of $820,000 at December 31, 2002 are amortized on a unit of production basis and reflected with accumulated depreciation, depletion and amortization. CanArgo identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date CanArgo has not been required to expend any material amounts to satisfy such obligations.

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

We have applied the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the years ended December 31, 2002, 2001, and 2000. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. To date we have not entered into or modified any such guarantees.


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

Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments for its production and marketing activities in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars, although we may not always be able to continue to demand payment in U.S. dollars.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Current Directors and Executive Officers of the Company are as follows:

NAME                                 AGE                       OFFICE OR OFFICES
----                                 ---        ----------------------------------------------------
David Robson(1)                      45         Chairman of the Board, Managing Director and
                                                Chief Executive Officer
Russell Hammond(2)(3)                61         Director
Nils N. Trulsvik(2)(3)               54         Director
Murray Chancellor                    50         Chief Operating Officer
Vincent McDonnell(4)                 44         Chief Commercial Officer and Chief Financial Officer
Liz Landles(5)                       42         Corporate Secretary

------------

(1) On November 11 2002, Roger Brittain resigned as non-executive Chairman of the Board and on November 21 2002, the Board appointed Dr. Robson Chairman and Chief Executive Officer of the Company
(2)  Member of Audit Committee
(3)  Member of Compensation Committee
(4) On September 23 2002, the Board appointed Vincent McDonnell Chief Commercial Officer and Chief Financial Officer of the Company to replace Anthony J. Potter who resigned in September 2002 and who previously held the position of Chief Financial Officer.
(5)  On August 1, 2002, Liz Landles was appointed Corporate Secretary.

DAVID ROBSON, a resident of Guernsey, was elected a Director, Chairman of the Board and Chief Executive Officer of the Company on July 15, 1998 and subsequently Managing Director and Chief Executive Officer, being reappointed Chairman on November 27, 2002. He has also served as a Director, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, CanArgo Oil & Gas Inc., since July 1997, as President of CanArgo Oil & Gas Inc.'s subsidiary, Ninotsminda Oil Company, since 1996, and as Managing Director and sole owner of Vazon Energy Limited, a company which provides consulting services to the energy industry, since March 1997. From April 1992 until July 1993, Dr. Robson was General Manager of JP Kenny/Intershelf Oil & Gas Resources, from July 1993 until December 1993, Operations Director of JP Kenny Exploration and Production Limited ("JP Kenny"), from December 1993 until November 1994, Managing Director, JP Kenny and from November 1994 until March 1997, Dr. Robson was Chief Executive Officer of JKX Oil &Gas. Prior to this he was employed in technical and commercial positions in Britoil plc, Hamilton Oil and Mobil. He holds a B.Sc.
(Hons) in Geology and a Ph.D. in Geochemistry from the University of Newcastle upon Tyne, and an MBA from the University of Strathclyde. Dr. Robson devotes substantially all of his time to CanArgo.

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

VINCENT MCDONNELL, a resident of the UK, was appointed Chief Financial Officer on September 23, 2002. Prior thereto, he served CanArgo as Chief Commercial Officer of the Company since April 1, 2001 and Commercial Manager from December 2000. Prior to joining the Company, he was an independent oil and gas consultant from May 1999 until October 2000. From 1994 until April 1999, Mr. McDonnell served as Commercial Manager of JKX Oil & Gas plc. Prior to 1994, Mr. McDonnell worked in various business, commercial and technical roles with a number of companies, including Mobil Oil and Britoil. He holds a Bachelor of Science (Hons.) degree in Geology, a Master of Science degree in Geophysics together with a Master of Business Administration (MBA) degree.

LIZ LANDLES, a resident of Guernsey, was appointed Corporate Secretary on August 1, 2002. Prior thereto, she served as Assistant Corporate Secretary of the Company since December 4, 2000. Mrs Landles also acts as the Company's Administration Manager and is responsible for organising the Company's administrative activities. Mrs Landles has worked for the Company since October 1997, principally in an administrative role and more recently as a Director of some of the Company's subsidiaries.

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

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows all compensation paid or accrued by CanArgo and its subsidiaries during the years ended December 31, 2002, 2000 and 1999 to certain executive officers of CanArgo (the "Named Officers").


                                                                        LONG-TERM
                                           ANNUAL COMPENSATION        COMPENSATION
                                         -----------------------     --------------
                                                                       SECURITIES
                                                                       UNDERLYING        ALL OTHER
NAME AND                     YEAR                                      OPTIONS/SARS     COMPENSATION
PRINCIPAL POSITION           ENDED        SALARY($)      BONUS($)          (#)             ($)(6)
-------------------          -----       ---------      --------      -------------    -------------
David Robson(1)              12/02        217,500         29,000             --           19,575
                             12/01        217,500         15,075         585,000          19,575
                             12/00        197,420         37,500       1,295,000           9,941
Murray Chancellor(2)         12/02        174,000             --              --          15,660
                             12/01        174,000             --         200,000          15,660
                             12/00         50,750             --         250,000           4,568
Vincent McDonnell(3)         12/02        153,583             --         100,000          13,822
                             12/01        137,750             --         100,000          12,398
Anthony J. Potter(4)         12/02        188,500             --              --          70,863
                             12/01        210,000             --         100,000           1,333
                             12/00        120,116             --         117,000           1,333
Liz Landles(5)               12/02         85,500             --              --           7,695
                             12/01         70,875             --          72,000              --
                             12/00         29,100             --          90,000              --

(1) Dr. Robson has served as Chief Executive Officer since July 15, 1998 and provides services to CanArgo through Vazon Energy Limited.
(2)  Mr. Chancellor has served as Chief Operating Officer since September 12,
     2000.
(3) Mr. McDonnell has served as Chief Commercial Officer since April 1, 2001. Prior thereto he served as Commercial Manager from December 1, 2000. In September 2002 he was appointed Chief Financial Officer of the Company.
(4) Mr. Potter served as Chief Financial Officer from September 2000 until September 2002. Prior thereto he served as Vice-President Finance and Group Controller from July 15, 1998.
(5)  Mrs. Landles has served as Company Secretary since August 1, 2002.
(6) Primarily CanArgo's contributions to or accruals with respect to individual retirement and pension plans, except for Mr Potter's other compensation in 2002 relating to severance.


OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 2002

The following table sets forth information concerning options granted to the Named Officers who were employed during the year ended December 31, 2002.

                              NUMBER OF       % OF TOTAL
                              SECURITIES       OPTIONS
                              UNDERLYING      GRANTED TO                                    GRANT DATE
                               OPTIONS       EMPLOYEES IN    EXERCISE     EXPIRATION      PRESENT VALUE(2)
NAME                           GRANTED           2002         PRICE          DATE       PER SHARE     TOTAL
---------------------         ----------     ------------    --------     ----------    ---------     ------
Vincent McDonnell(1)           100,000           77%          $0.14       18/09/2006     $0.0921      $9,210

------------

(1) The options were granted at an exercise price in excess of the fair market value of CanArgo's Common Stock on the date of grant. The options vest 1/3 on 19/09/2003, 1/3 on 19/09/2004 and 1/3 on 19/09/2005.
(2) These values were derived using the Black-Scholes option pricing model applying the following assumptions:


                                                           RISK-FREE
                                                            INTEREST
EXERCISE PRICE            DIVIDEND YIELD     VOLATILITY       RATE       EXPECTED TERM
----------------          --------------     ----------    ---------     -------------
   $0.140                       0%             80.47%         2.91%        3.37 years

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

OPTION VALUES AT DECEMBER 31, 2002

The following table sets forth information concerning option exercises and the number and hypothetical value of stock options held by the Named Officers at December 31, 2002.


                                                            NUMBER OF SHARES
                                                    UNDERLYING UNEXERCISED OPTIONS          VALUE OF UNEXERCISED
                         NUMBER OF                      HELD AT FISCAL YEAR           IN-THE-MONEY OPTIONS AT FISCAL
                          SHARES        VALUE                  END(1)                           YEAR END($)
                        ACQUIRED ON    REALIZED     ------------------------------    -------------------------------
NAME                     EXERCISE        ($)        EXERCISABLE     UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
------------------     ------------   ----------    -----------     --------------    -----------       -------------
David Robson                --           --          2,488,334          178,333            --                 --
Murray Chancellor           --           --            233,334          216,666            --                 --
Vincent McDonnell           --           --            100,000          200,000            --                 --
Anthony Potter              --           --            150,333           66,667            --                 --
Liz Landles                 --           --            112,667           59,333            --                 --

---------------

(1) The exercise of stock options is not dependent on performance criteria and may be exercised in full when vested.

COMPENSATION OF DIRECTORS

In 2002 CanArgo paid directors' fees on a quarterly basis at a rate of $37,500 per year plus Pound Sterling 1,000 for each meeting of the Audit Committee and Compensation Committee that they attend. CanArgo also reimburses ordinary out-of-pocket expenses for attending Board and Committee meetings. The Chairman of the Board of Directors, up until his resignation on November 12, 2002, was paid 35,000 Pound Sterling per year payable on a quarterly basis. On November 27, 2002 CanArgo announced that Dr David Robson had been appointed to the position of Chairman of the Board of CanArgo Energy Corporation in addition to his current duties as Chief Executive Officer.

The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the year ended December 31, 2002:

                                                                    OPTIONS AND
                         DIRECTORS FEES AND         CONSULTING       WARRANTS
NAME                     OTHER COMPENSATION          PAYMENTS         GRANTED
----------------         ------------------         ----------      -----------
                                  $                    $
Roger Brittain                 49,189                  --                 --
Russell Hammond                42,250                  --                 --
Nils N. Trulsvik               42,250                  --                 --

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2002, CanArgo's Compensation Committee consisted of Messrs. Trulsvik and Hammond and to November 12, 2002 Messr. Brittain, all of whom are or were non-employee directors. See the section entitled "Certain Relationships and Related Transactions".

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Committee's Responsibilities

The Compensation Committee of the Board of Directors is composed entirely of non-employee directors. The Compensation Committee is responsible for setting and administering policies which govern CanArgo's executive compensation programs. The purpose of this report is to summarize the compensation philosophy and policies that the Compensation Committee applied in making executive compensation decisions in 2002.

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

o    Reward individual performance;

o Link the interests of executives with shareholders by providing a significant portion of total pay in the form of stock incentives; and

o    Encourage long-term commitment to CanArgo.

The Compensation Committee held four meetings during fiscal 2002.

Stock Based Compensation Plan

o At December 31, 2002, stock options and warrants had been issued from the following stock based compensation plans: 1995 Long-Term Incentive Plan. Adopted by CanArgo in February 1996, this plan allows for 7,500,000 shares of CanArgo's Common Stock to be issued to officers, directors, employees, consultants and advisors. As of December 31, 2002, 3,887,834 options were outstanding.

o CAOG Plan. Adopted by CanArgo following the acquisition by CanArgo of CanArgo Oil & Gas Inc. in 1998, this plan allowed for 988,000 shares of CanArgo's Common Stock to be issued to employees, consultants and advisors. As of December 31, 2002, 626,667 options were outstanding.

o Special Stock Options and Warrants. Adopted by CanArgo in September 2000, this plan was created to allow CanArgo to retain and provide incentives to existing executive officers and directors and to allow recruitment of new officers and directors following the Company's decision to relocate finance and administrative functions from Calgary, Canada to London, England. As of December 31, 2002, 2,220,000 special stock options and warrants were outstanding.

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

Annual Incentives: An annual cash incentive has been developed and approved for the Chief Executive Officer.

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

In 2002, the Compensation Committee approved new stock options to one officer and one employee, and in 2001, approved a series of new stock options to a broad range of employees. The stock option awards were granted under the various plans available in the company.

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

Compensation of the Chief Executive Officer

The Compensation Committee reviews annually the compensation of the Chief Executive Officer and recommends any adjustments to the Board of Directors for approval. The Chief Executive Officer participates in the same programs and receives compensation under the same programs as other executives. However, the Chief Executive Officer's compensation reflects the greater policy and decision-making authority that the Chief Executive Officer holds and the higher level of responsibility he has with respect to the strategic direction of CanArgo Energy Corporation and its financial and operating results. For 2002, the components of Dr. Robson's compensation were:

o Base Salary: After considering CanArgo's overall performance and competitive practices, and the signing of a 3 year contract, the Compensation Committee recommended, and the Board of Directors approved, a base salary of Pound Sterling 150,000 (approx $217,500) for Dr. Robson, effective July 1, 2000.

o Short-Term Incentives: In 2002, incentive compensation for Dr. Robson was based solely upon increase in cash flow per quarter. Based on 2002 cash flow performance each quarter, Dr. Robson qualified for a quarterly bonus in 2002 of $29,000. The bonus is capped at one times salary for a given quarter.


In August 2000, the Compensation Committee elected to schedule its annual review of Chief Executive Officer performance and compensation for April of each year, to assure thorough consideration of year-end results. Actions taken by the Board of Directors in April 2003 with respect to Dr. Robson's 2003 compensation will be reflected in the proxy statement for the 2004 meeting of shareholders.

It is the Compensation Committee's intention that, when taken together, the components of Dr. Robson's pay, including base salary, annual incentives, short-term incentive opportunity and long-term incentives, will result in compensation which approximates compensation paid by companies of similar size and industry.

This report has been provided by the Compensation Committee.

NILS N. TRULSVIK, CHAIRMAN.
RUSSELL HAMMOND







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

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

Year End           CanArgo Stock Price       Peer Group Index        N A S D A Q Composite Index
--------           -------------------       ----------------        ---------------------------
1997                      100                       100                        100
1998                       33                        69                        140
1999                       82                        82                        260
2000                       94                        80                        158
2001                       31                        75                        110
2002                        5                       118                         75


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2002 with respect to aggregate beneficial ownership of outstanding shares of Common Stock and shares of Common Stock that would be issued upon exchange of Exchangeable Shares either outstanding or issuable for no additional consideration, by each person known by CanArgo to be the beneficial owner of more than 5% of the aggregate of such shares, by each Director and Named Officer of CanArgo and by all Directors and executive officers of CanArgo as a group.

                                             AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                     BENEFICIAL OWNERSHIP      PERCENT OF CLASS
---------------------------------------      --------------------      ---------------
Roger Brittain                                    166,667(1)                *
David Robson                                    2,746,094(2)                2.8%
Nils N. Trulsvik                                  419,700(3)                *
Russell Hammond                                   346,250(4)                *
Murray Chancellor                                 233,334(5)                *
Vincent McDonnell                                 100,000(6)                *
Anthony Potter                                    150,333(7)                *
Liz Landles                                       112,667(8)                *
All Directors and executive officers as
a group (8 persons)                             4,275,045(9)                4.4%

-----------

o    Less than 1%.

     (1)  Includes 166,667 shares underlying presently exercisable options.
     (2)  Includes 2,488,344 shares underlying presently exercisable options.
     (3)  Includes 346,250 shares underlying presently exercisable options.
     (4)  Includes 346,250 shares underlying presently exercisable options.
     (5)  Includes 233,334 shares underlying presently exercisable options.
     (6)  Includes 100,000 shares underlying presently exercisable options.
     (7)  Includes 150,333 shares underlying presently exercisable options.
     (8)  Includes 112,667 shares underlying presently exercisable options
     (9) Includes 3,943,845 shares underlying presently exercisable options held by directors and executive officers as a group.

The table below sets forth information concerning equity compensation plans adopted by CanArgo as at December 31 2002.

PLAN CATEGORY                                          NUMBER OF
                                                   SECURITIES TO BE                              NUMBER OF SECURITIES
                                                      ISSUED UPON                                THAT REMAIN AVAILABLE
                                                      EXERCISE OF         WEIGHTED AVERAGE     FOR FUTURE ISSUANCE UNDER
                                                      OUTSTANDING         EXERCISE PRICE OF    EQUITY COMPENSATION PLANS
                                                   OPTIONS, WARRANTS    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                                       AND RIGHTS       WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
                                                   -----------------    -------------------    -------------------------
                                                         (a)                    (b)                        (c)
Equity compensation plans approved by
security holders                                         4,514,501             $0.69                    2,468,835

Equity compensation plans not approved by
security holders                                         2,200,000             $1.40                           --
                                                   -----------------    -------------------     ------------------------
                                                         6,734,501             $0.93                    2,468,835


The material features of each equity compensation plan adopted by CanArgo as at December 31, 2002 are described in note 20 of the financial statements.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with and an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2002 were $5,263,000. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2002 were $125,729.

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


ITEM 14.    CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1 FINANCIAL STATEMENTS

The following financial statements and related notes of the Company contained on pages F-1 through F-36 of the Company's Annual Report to the Stockholders for the year ended December 31, 2002 are incorporated herein by reference:

Report of Independent Auditors

Consolidated Statements of Operations - Years ended December 31, 2002, December 31 2001, and December 31, 2000.

Consolidated Balance Sheets - December 31, 2002 and December 31, 2000.

Consolidated Statements of Cash Flows - December 31, 2002, December 31 2001, and December 31, 2000.

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, December 31 2001, and December 31, 2000.

Notes to Consolidated Financial Statements

(a) 2 FINANCIAL STATEMENTS SCHEDULES

None

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3 EXHIBITS

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

 1(6)          Engagement Agreement with Sundal Collier & Co ASA dated August
               13, 2001. (Incorporated herein by reference from Post-Effective
               Amendment No. 2 to Form S-1 Registration Statement, File No.
               333-85116 filed on September 10, 2002).

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

 *10(22)       Employment Agreements between CanArgo Energy Corporation and
               Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

 10(23)        Agreement Number 1 dated March 20, 1998 on Joint Investment
               Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

 10(24) Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2002 Form 10-Q)

 10(25) Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(26)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources and Northern Industrial Development dated July 25,
               2002. (Incorporated herein by reference from September 30, 2002
               Form 10-Q)

 10(27)        Amendments of and Additions to Joint Investment Production
               Activity agreement of March 20, 1998, dated August 8, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 10(28) Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(29)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lystopad dated September 24, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 10(30)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(31)        Sale agreement of CanArgo Petroleum Products Limited between
               CanArgo Limited and Westrade Alliance LLC dated October 14, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 21            List of Subsidiaries (Incorporated herein by reference from June
               30, 2001 Form 10-Q)

 25(1) Power of attorney of certain signatories (Incorporated herein by reference from December

               17, 2002 Form S1/A)

 +23           Consent of PricewaterhouseCoopers LLP

 +99(1)        Certification of Chief Executive Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 +99(2)        Certification of Chief Financial Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K:

     The following current reports on form 8-K were filed during the quarter ended December 31, 2002.

     On October 17 2002, CanArgo announced that it agreed binding terms for the sale of its interest in its Georgian gasoline station business, CanArgo Standard Oil Products, for a cash consideration of US$4 million.

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

     On November 12 2002 CanArgo announced the resignation of Roger Brittain, non-executive Chairman of the Board.

     On November 27 2002 CanArgo announced that that Dr David Robson has been appointed to the position of Chairman of the Board of CanArgo Energy Corporation in addition to his current duties as Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
      (Registrant)

By:          /s/Vincent McDonnell                                                  Date:   March 24, 2003
             --------------------------------------------------------
             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:          /s/David Robson                                                       Date:   March 24, 2003
             --------------------------------------------------------
             David Robson, Chairman of the Board and Chief Executive
             Officer and Director
             Principal Executive Officer

By:          /s/Russell Hammond                                                    Date:   March 24, 2003
             --------------------------------------------------------
             Russell Hammond, Director

By:          /s/Nils N. Trulsvik                                                   Date:   March 24, 2003
             --------------------------------------------------------
             Nils N. Trulsvik, Director

By:          /s/Vincent McDonnell                                                  Date:   March 24, 2003
             --------------------------------------------------------
             Vincent McDonnell, Chief Financial Officer
             Principal Accounting Officer

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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP, as indicated in their report. Management has made available to PricewaterhouseCoopers LLP all the Company's financial records and related data and minutes of directors' and audit committee meetings.

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




/s/Dr. David Robson                            /s/Vincent McDonnell
Chief Executive Officer                        Chief Financial Officer



March 24, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of CanArgo Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CanArgo Energy Corporation and its subsidiaries at 31 December 2002 and 2001, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Group will continue as a going concern. As discussed in Note 1, Basis of Presentation, to the consolidated financial statements, the Group is reliant on raising additional significant financing from external sources in order to recover the carrying value of its undeveloped and unproved properties and without additional financing there is substantial doubt about the Group's long term ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1, Basis of Presentation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

March 24, 2003



London, England

                           CANARGO ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
                      (EXPRESSED IN UNITED STATES DOLLARS)



                                                                                DECEMBER 31,           December 31,
                                                                                   2002                    2001
                                                                                ------------           ------------
ASSETS

Cash and cash equivalents                                                       $  1,598,304           $  5,891,038
Accounts receivable                                                                  306,336              2,007,112
Inventory                                                                            185,924                405,918
Prepayments                                                                          211,623              2,235,712
Assets held for sale                                                               8,095,947              6,355,036
Other current assets                                                                 175,951                162,373
                                                                                ------------           ------------
    Total current assets                                                        $ 10,574,085           $ 17,057,189

Capital assets, net (including unevaluated amounts of $36,843,425 and
$24,570,886, respectively)                                                        59,702,525             52,535,420
Investments in and advances to oil and gas and other
ventures - net                                                                       459,308                719,308
                                                                                ------------           ------------
TOTAL ASSETS                                                                    $ 70,735,918           $ 70,311,917
                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                $    871,996           $    828,461
Deferred revenue                                                                   1,500,000                      -
Income taxes payable                                                                  61,000                 61,000
Accrued liabilities                                                                  204,045                400,221
Liabilities held for sale                                                          2,351,965              1,177,174
                                                                                ------------           ------------
    Total current liabilities                                                   $  4,989,006           $  2,466,856

Provision for future site restoration                                                122,290                 64,290


Minority shareholder advances                                                              -                450,000
Minority interest in subsidiaries                                                  3,519,342              1,531,191
Commitments and contingencies (Note 12)

Stockholders' equity:
  Common stock, par value $0.10 per share                                          9,735,620              9,200,845
  Capital in excess of par value                                                 145,151,475            144,057,517
  Foreign currency translation adjustment                                              4,668                      -
  Accumulated deficit                                                            (92,786,483)           (87,458,782)
                                                                                ------------           ------------
    Total stockholders' equity                                                  $ 62,105,280           $ 65,799,580
                                                                                ------------           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 70,735,918           $ 70,311,917
                                                                                ============           ============

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)




                                                                         DECEMBER 31,    December 31,    December 31,
                                                                             2002           2001             2000
                                                                         -----------     -----------     -----------
Operating Revenues from Continuing Operations:
  Oil and gas sales                                                      $ 4,163,201    $  3,967,078     $ 6,108,779
  Refining                                                                         -       2,595,763         535,865
  Other                                                                    1,412,741         608,032         364,900
                                                                         -----------     -----------     -----------
                                                                           5,575,942       7,170,873       7,009,544
                                                                         -----------     -----------     -----------
Operating Expenses:
  Field operating expenses                                                 1,537,917       1,568,011       1,287,035
  Purchases of crude oil and products                                              -       1,451,083          20,520
  Refinery operating expenses                                                      -         791,139         439,037
  Direct project costs                                                     1,428,638       1,300,423         737,731
  Selling, general and administrative                                      3,652,262       3,741,826       3,050,383
  Depreciation, depletion and amortization                                 2,316,921       3,249,962       3,875,988
  Impairment of oil and gas properties                                     1,600,000       7,300,000               -
  Impairment of other assets                                                       -       3,859,795               -
  Loss on disposition of assets                                               10,725          16,130               -
                                                                         -----------     -----------     -----------
                                                                          10,546,463      23,278,369       9,410,694
                                                                         -----------     -----------     -----------

OPERATING LOSS FROM CONTINUING OPERATIONS                                 (4,970,521)    (16,107,496)     (2,401,150)
                                                                         -----------     -----------     -----------
Other Income (Expense):
  Interest, net                                                               32,413         642,216         549,749
  Other                                                                     (654,850)        (74,796)        (78,774)
  Equity income (loss) from investments                                       86,059        (160,000)       (240,070)
                                                                         -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                                                (536,378)        407,420         230,905
                                                                         -----------     -----------     -----------

NET LOSS BEFORE MINORITY INTEREST                                         (5,506,899)    (15,700,076)     (2,170,245)

Minority interest in income (loss) of consolidated subsidiaries                7,986       2,138,163          26,939
                                                                         -----------     -----------     -----------

NET LOSS FROM CONTINUING OPERATIONS                                      $(5,498,913)   $(13,561,912)    $(2,143,306)
                                                                         ===========    ============     ===========
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF
TAXES AND MINORITY INTEREST                                                  171,212         343,566          (8,298)
                                                                          ----------      ----------      ----------
NET LOSS                                                                  (5,327,701)    (13,218,346)     (2,151,604)
                                                                          ==========     ===========      ==========
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation                                                 4,668               -               -
                                                                         -----------     -----------     -----------
COMPREHENSIVE LOSS                                                       $(5,323,033)   $(13,218,346)    $(2,151,604)
                                                                         ===========    ============     ===========

  Weighted average number of
  common shares outstanding                                               96,643,744      83,869,579      54,950,630
                                                                         -----------     -----------     -----------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
  - from continuing operations                                           $     (0.06)   $      (0.16)    $     (0.04)
  - from discontinued operations                                         $      0.00            0.00     $     (0.00)
                                                                         -----------     -----------     -----------

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            $     (0.06)   $      (0.16)    $     (0.04)
                                                                         -----------    ------------     -----------

         The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                      (EXPRESSED IN UNITED STATES DOLLARS)



                                                                        DECEMBER 31,       December 31,       December 31,
                                                                           2002                2001               2000
                                                                        ------------       ------------       ------------
Operating activities:
  Net income (loss) from continued operations                             (5,498,913)       (13,561,912)        (2,143,306)
  Depreciation, depletion and amortization                                 2,316,921          3,249,962          3,875,988
  Impairment of oil and gas properties                                     1,600,000          7,300,000                  -
  Impairment of other assets                                                       -          3,859,795                  -
  Issuance of common stock for services                                            -                  -            112,700
  Equity income from investments                                             (86,059)           160,000            240,070
  Loss (gain) on disposition of assets                                        10,725             16,130                  -
  Allowance for doubtful accounts                                            275,000            200,000            100,000
  Minority interest in income (loss) of consolidated subsidiaries             (7,986)        (2,138,163)           (26,939)
  Changes in assets and liabilities:
    Accounts receivable                                                    1,425,776         (1,623,866)           300,405
    Inventory                                                                219,994            262,419             46,828
    Prepayments                                                               29,713           (130,300)          (628,853)
    Other current assets                                                     (13,578)            38,690           (144,222)
    Accounts payable                                                          43,535         (3,352,399)           197,889
    Deferred revenue                                                       1,500,000                  -                  -
    Income taxes payable                                                           -             61,000                  -
    Accrued liabilities                                                     (196,176)          (281,318)            62,225
  Advances from joint venture partner                                              -         (5,888,573)         5,888,573
                                                                        ------------       ------------       ------------
NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                       1,618,952        (11,828,535)         7,881,358
                                                                        ------------       ------------       ------------
Investing activities:
  Capital expenditures                                                   (10,995,518)       (11,116,538)       (11,857,279)
  Proceeds from disposition of assets                                              -             19,383             13,408
  Acquisitions, net of cash acquired                                         (50,000)        (4,044,973)                 -
  Proceeds from disposition of investment                                     13,435            125,000                  -
  Investments in and advances to oil and gas and other
   ventures                                                                  346,059           (831,403)          (236,074)
  Change in non cash working capital items                                 1,994,376         (1,340,359)          (150,000)
                                                                        ------------       ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (8,691,648)       (17,188,890)       (12,229,945)
                                                                        ------------       ------------       ------------

Financing Activities:
  Proceeds from sale of common stock                                       1,790,948          7,235,337         33,283,873
  Share issue costs                                                         (162,215)          (643,075)        (2,848,505)
  Minority shareholder advances                                                    -            450,000                  -
  Advances from minority interest                                          1,546,137          1,931,874            500,000
  Cash acquired                                                                    -                  -            207,470
                                                                        ------------       ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  3,174,870          8,974,136         31,142,838

NET CASH FLOWS FROM ASSETS AND LIABILITIES HELD FOR SALE                    (394,908)        (3,762,327)          (744,999)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,292,734)       (23,805,616)        26,049,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             5,891,038         29,696,654          3,647,403
                                                                        ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,598,304       $  5,891,038       $ 29,696,654
                                                                        ============       ============       ============



         The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AN 1999
                      (EXPRESSED IN UNITED STATES DOLLARS)



                                      COMMON STOCK
                               --------------------------
                               NUMBER OF
                                 SHARES                         ADDITIONAL         FOREIGN                           TOTAL
                               ISSUED AND                        PAID-IN           CURRENCY      ACCUMULATED     STOCKHOLDERS'
                                ISSUABLE        PAR VALUE        CAPITAL          TRANSLATION      DEFICIT           EQUITY
                               -----------     ----------      ------------       -----------   ------------     -------------
                                ----------     ----------      ------------         ------      ------------     ------------
BALANCE, DECEMBER 31, 2000      75,526,890     $7,552,690      $138,275,319         $    -       (74,240,436)    $ 71,587,573
                                ----------     ----------      ------------         ------      ------------     ------------
Shares issuable upon
exchange of CanArgo Oil
& Gas Inc. Exchangeable
Shares without receipt of
further consideration              423,791         42,379           795,712                                -          838,091
                                ----------     ----------      ------------         ------      ------------     ------------
TOTAL, DECEMBER 31, 2000        75,950,681     $7,595,069      $139,071,031         $    -       (74,240,436)    $ 72,425,664
                                ==========     ==========      ============         ======      ============     ============
Less shares issuable at
beginning of year                 (423,791)       (42,379)         (795,712)                              --         (838,091)

Issuance of common stock
pursuant to July private
placement                       16,057,765      1,605,776         5,629,561                               --        7,235,337

Issuance of common stock
upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares                274,965         27,497           516,276                                           543,772

Shares issue costs                                                 (643,075)                                         (643,075)

Net loss                                                                                         (13,218,346)     (13,218,346)
                                ----------     ----------      ------------         ------      ------------     ------------
Balance, December 31, 2001      91,859,620      9,185,962       143,778,081              -      $(87,458,782)      65,505,260
                                ----------     ----------      ------------         ------      ------------     ------------

Shares issuable upon
exchange of CanArgo Oil
& Gas Inc. Exchangeable
Shares without receipt of
further consideration              148,826         14,883           279,436                                           294,319
                                ----------     ----------      ------------         ------      ------------     ------------
TOTAL, DECEMBER 31, 2001        92,008,446     $9,200,845      $144,057,517         $    -       (87,458,782)    $ 65,799,580
                                ==========     ==========      ============         ======      ============     ============
Less shares issuable at
beginning of year                 (148,826)    #  (14,883)     #    (79,436)                               -         (294,319)

Issuance of common stock
upon exchange of
CanArgo Oil & Gas Inc.
Exchangeable Shares                148,826         14,883           279,436                                           294,319

Shares issued pursuant to
private placement February
2002                             5,210,000        521,000         1,241,433                                         1,762,433

Shares issued pursuant to
private placement May 2002         137,760         13,775            14,740                                            28,515

Share issue costs                                                  (162,215)                                         (162,215)

Current year adjustment                                                              4,668                              4,668

Net loss                                                                                          (5,327,701)      (5,327,701)
                                ----------     ----------      ------------         ------      ------------     ------------
TOTAL, DECEMBER 31, 2002        97,356,206     $9,735,620      $145,151,475         $4,668      $(92,786,483)    $ 62,105,280
                                ==========     ==========      ============         ======      ============     ============


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

     GOING CONCERN ASSUMPTION - CanArgo has incurred recurring operating losses, and its current operations are not generating positive cash flows. The ability of CanArgo to continue as a going concern and to pursue its principal activities of acquiring interests in and developing oil and gas fields is dependent upon CanArgo reducing costs, generating funds from internal sources including the sale of certain non-core assets, external sources and, ultimately, achieving sufficient positive cash flows from operating activities.

     In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions and the receipt of the final $3 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products
     (CSOP) (explained below), the planned selective sale of certain non-core assets including CanArgo's generator, and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia. Should such funding not be forthcoming and CanArgo be unable to sell some or all of its non-core assets, further cost reductions will be required in order for CanArgo to remain a going concern.

     The financial statements have been prepared on a going concern basis, which assumes the additional funding and/or proceeds from the sale of non-core assets is received. If this additional finance is not received, in particular the receipt of the final $3 million payment from the sale of CSOP, or receipt of an equivalent amount, adjustments may have to be made to reduce the balance sheet values of assets to their recoverable amounts, to provide for further liabilities that might arise and to reclassify fixed assets and long term liabilities as current assets and liabilities.

     In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million of which $1 million has been received to date as a non-refundable deposit. Legal ownership will transfer upon receipt of the final payment of $3 million due in August 2003.

     Whilst the directors presently cannot be certain as to the outcome of the matters mentioned above, they believe that it is appropriate for the financial statements to be prepared on a going concern basis.

     Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from internal and/or external sources. CanArgo believes that it will be able to generate funds from quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects, although no firm funding commitments have been received.

     The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets of held for sale" and "Liabilities of held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

     During 2002, the Company adopted the self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     CAPITAL ASSETS - Capital assets are recorded at cost less accumulated provisions for depreciation, depletion and amortization unless the carrying amount is viewed as not recoverable in which case the carrying value of the assets is reduced to the estimated recoverable amount. See "Impairment of Long-Lived Assets" below. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or retired are removed from the accounts and any gain or loss thereon is reflected in operations. Unproved properties are not deemed to be impaired until the right to drill on those properties is lost and planned development has ceased.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Estimated undiscounted future site restoration, dismantlement and abandonment costs of $820,000 at December 31, 2002 are being charged to the Statement of Operations on a unit of production basis and reflected within depreciation, depletion and amortization. CanArgo identifies and estimates such costs based upon its assessment of applicable regulatory requirements, its operating experience and oil and gas industry practice in the areas in which its properties are located. To date CanArgo has not been required to expend any material amounts to satisfy such obligations.

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

     FOREIGN CURRENCY TRANSLATION - The U.S. dollar is the functional currency for CanArgo's upstream and refining operations and the Lari is the functional currency for marketing operations. All monetary assets and liabilities denominated in foreign currency are translated into U.S. dollars at the rate of

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     exchange in effect at the balance sheet date and the resulting unrealized translation gains or losses are reflected in operations. Non-monetary assets are translated at historical exchange rates. Revenue and expense items (excluding depreciation and amortization which are translated at the same rates as the related assets) are translated at the average rate of exchange for the year. Foreign currency translation amounts recorded in operations for years ended December 31, 2002, 2001 and 2000 were not material.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. There was no impact on the Company's financial position or results of operations upon adoption of SFAS No. 144.

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

                           CANARGO ENERGY CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table sets forth the income statement had compensation cost for stock options been determined consistent with SFAS No. 123 for the years ended December 31, 2002, 2001 and 2000:






Income statement had compensation cost
for stock options been determined             DECEMBER 31,              DECEMBER 31,            DECEMBER 31,
consistent with SFAS No. 123                      2002                      2001                    2000
                                              ------------              ------------            ------------
Net Loss as reported                          $(5,327,701)              (13,218,346)            (2,151,604)

Net Loss per common share - Basic and
Diluted as reported                                 (0.06)                    (0.16)                 (0.04)


Stock-based compensation cost, net of
related tax effects, included in the
determination of net income reported                   --                        --                     --

Stock-based compensation cost, net of
related tax effects, that would have
been included in the determination of             925,339                 1,334,339                925,446
net income reported if the fair value
based method had been applied to all
awards

Net Loss as if the fair value based
method had been applied to all awards          (6,253,040)               (3,077,050)           (14,552,685)


Net Loss per common share - Basic and
Diluted as if the fair value based                  (0.06)                    (0.17)                 (0.04)
method had been applied to all awards


     RECENTLY ISSUED PRONOUNCEMENTS - In August 2001, FASB issued Statement No. 143 Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability, a gain or loss is recorded for the difference between the settled liability and the recorded amount. This standard will be effective for CanArgo on January 1, 2003. We are in the process of assessing the impact that the adoption of this standard will have on our financial position and results of operations.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     We have applied the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," for the years ended December 31, 2002, 2001, and 2000. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. To date we have not entered into or modified any such guarantees.


2.   NATURE OF OPERATIONS

     CanArgo Energy Corporation and its consolidated subsidiaries (collectively "CanArgo"), is an integrated oil and gas company operating predominately within the Republic of Georgia. Historically the principal activity of CanArgo has been the acquisition of interests in and development of crude oil and natural gas fields with a productive history that indicate the potential for increased production through rehabilitation and utilization of modern production techniques and enhanced oil recovery processes. In 2000, this activity was expanded to include the refining and marketing of crude oil and crude oil products. In 2002, the refining and marketing business segment in continuing operations was redefined as only refining of crude oil following the approval of a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

     Certain activities in which CanArgo has interests are conducted through unconsolidated entities. CanArgo owns majority and less than majority interests in entities developing or seeking to develop oil and gas properties in Eastern Europe including the Russian Federation.

3.   BUSINESS COMBINATION AND BUSINESS DISPOSAL

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     subsidiary or nominee, to the JIPA and in September 2002, CanArgo disposed of its entire interest (100%) in IPEC for $13,435 to their nominees.


4.   ACCOUNTS RECEIVABLE

     Accounts receivable as at December 31, 2002 and 2001 consisted of the following:

                                                                    DECEMBER 31,             December 31,
                                                                       2000                      2001
                                                                    -----------              ------------
Accounts Receivable before allowance for doubtful debts               958,257                  2,384,033
Allowance for doubtful debts                                         (651,921)                  (376,921)

                                                                     --------                 ----------
                                                                     $306,336                 $2,007,112
                                                                     ========                 ==========



5.   INVENTORY

     Inventory at December 31, 2002 and 2001 consisted of the following:


                                              DECEMBER 31,        December 31,
                                                 2002                 2001
                                              ------------        -----------
Crude oil                                      $158,896            $373,818
Refined products                                 27,028              32,100
                                               --------            --------
                                               $185,924            $405,918
                                               ========            ========


                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   CAPITAL ASSETS

     Capital assets, net of accumulated depreciation and impairment, at December 31, 2002 include the following:

                                                                      ACCUMULATED
                                                                      DEPRECIATION                  NET
                                                COST                 AND IMPAIRMENT           CAPITAL ASSETS
                                             -----------             --------------           --------------
OIL AND GAS PROPERTIES
  Proved properties                          $32,443,742              $(18,422,771)             $14,020,971
  Unproved properties                         36,843,425                         -               36,843,425
                                             -----------              ------------              -----------
                                              69,287,167               (18,422,771)              50,864,396

PROPERTY AND EQUIPMENT
  Oil and gas related equipment               11,991,991                (3,788,028)               8,203,963
  Office furniture, fixtures and
  equipment and other                          1,187,526                  (653,360)                 534,166
                                             -----------              ------------              -----------
                                              13,179,517                (4,441,388)               8,738,129

REFINING                                       4,154,216                (4,054,216)                 100,000
                                             -----------              ------------              -----------
                                             $86,620,900              $(26,918,375)             $59,702,525
                                             ===========              ============              ===========

     Capital assets, net of accumulated depreciation and impairment, at December 31, 2001 include the following:

                                                                   ACCUMULATED
                                                                   DEPRECIATION                NET
                                            COST                  AND IMPAIRMENT         CAPITAL ASSETS
                                         -----------              --------------         --------------
OIL AND GAS PROPERTIES
  Proved properties                      $31,900,462              $(15,230,771)            $16,669,691
  Unproved properties                     24,570,886                         -              24,570,886
                                         -----------              ------------             -----------
                                          56,471,348               (15,230,771)             41,240,577

PROPERTY AND EQUIPMENT
  Oil and gas related equipment           13,928,639                (3,306,868)             10,621,771
  Office furniture, fixtures and
  equipment and other                      1,038,451                  (476,230)                562,221
                                         -----------              ------------             -----------
                                          14,967,090                (3,783,098)             11,183,992

REFINING                                   4,165,067                (4,054,216)                100,851
                                         -----------              ------------             -----------
                                         $75,603,505              $(23,068,085)            $52,535,420
                                         ===========              ============             ===========


     OIL AND GAS PROPERTIES


     Ultimate realization of the carrying value of CanArgo's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2002 of oil and gas properties of $1,600,000 and a write-down in 2001 of oil and gas properties of $7,300,000. In 2001, refining assets were written-down to their estimated net realizable value by $3,359,795.

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

     In 2002, CanArgo acquired the remaining 15% interest it did not own in IPEC, whose sole operations were the ownership of a 0.1% working interest in the Bugruvativske field for cash consideration of $50,000. Total cash consideration was allocated to capital assets and on completion of the acquisition IPEC became a wholly owned subsidiary of CanArgo. Subsequent to the purchase, in July 2002, CanArgo disposed of its entire interest (100%) in IPEC to the nominees of a local Ukrainian oil and gas company for $13,435 and recorded $35,742 in unproved properties related to CanArgo's investment in the Bugruvativske field.

     Initial costs in respect of CanArgo's investment in the Bugruvativske field, through its direct investment in LVR, are included in "capital assets - unproved properties". These costs will continue to be disclosed as unproved properties until CanArgo participates in the JIPA by investing an amount up to the cash contribution made by its JIPA partner, IPEC. Any contribution must be made prior to 31 December 2003 in order for CanArgo to participate in the existing JIPA.

     PROPERTY AND EQUIPMENT

     Oil and gas related equipment includes drilling rigs and related equipment currently in use by CanArgo in the development of the Ninotsminda field.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

     CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at December 31, 2002 and 2001 is set out below:



                                                                          DECEMBER 31,         December 31,
INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES                 2002                 2001
                                                                          ------------         ------------
Ukraine - Stynawske Field, Boryslaw
  Through 45% ownership of Boryslaw Oil Company                            $6,524,121           $6,698,062
Republic of Georgia - Ninotsminda
  Through an effective 50% ownership of East Georgian Pipeline Co.                  -              192,500
Other Investments                                                              75,000               75,000
                                                                           ----------           ----------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES                                                         $6,599,121           $6,965,562
                                                                           ==========           ==========

EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

Ukraine - Stynawske Field, Boryslaw                                          (680,020)            (593,961)
Republic of Georgia - East Georgian Pipeline Co.                                   -              (192,500)
CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
AND OTHER VENTURES                                                         $ (680,020)          $ (786,461)

IMPAIRMENT - STYNAWSKE FIELD, BORYSLAW                                     (5,459,793)          (5,459,793)
                                                                           ----------           ----------
TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT                      $  459,308           $  719,308
                                                                           ==========           ==========

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

     In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence to allow a proper assessment of the workovers and development plans completed to date. A repayment schedule of CanArgo's advances to Boryslaw Oil Company has also been agreed of which $360,000 was repaid at December 31, 2002. Boryslaw Oil Company has not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

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


8.   ACCOUNTS PAYABLE

     Accounts payable as at December 31, 2002 and 2001 consisted of the following:


                                                             DECEMBER 31,           December 31,
                                                                 2002                   2001
                                                             ------------           ------------
Trade creditors                                                 871,996               828,461
                                                               --------              --------
                                                               $871,996              $828,461
                                                               ========              ========


9.   DEFERRED REVENUE AND ACCRUED LIABILITIES

     Deferred revenue at December 31, 2002 and 2001 include the following:

                                                             December 31,           December 31,
                                                                 2002                   2001
                                                             ------------           ------------
Prepaid sales                                                 $1,000,000            $      --
Advanced proceeds from the sale of subsidiary                    500,000                   --
                                                              ----------            ------------
                                                              $1,500,000            $      --
                                                              ==========            ============


     See note 17 for details of the sale of the subsidiary classified as discontinued operation.

     Accrued liabilities at December 31, 2002 and 2001 include the following:

                                                  DECEMBER 31,        December 31,
                                                      2002                2001
                                                  ------------        ------------
Professional fees                                   105,000              150,000
Operating costs                                           -               90,000
Other                                                99,045              160,221
                                                   --------             --------
                                                   $204,045             $400,221
                                                   ========             ========


     As at December 31, 2001 $90,000 represented liabilities relating to the winding up of East Georgian Pipeline Company.


10.  MINORITY SHAREHOLDER ADVANCES

     In 2001 CanArgo received $731,000 and in 2002, $476,000 on issuance of convertible loans from new minority shareholders of CanArgo's subsidiary, CanArgo Norio Limited (Norio). The cash amount received represented the new minority shareholders share of the cost of drilling an exploration well under the Norio and North Kumisi production sharing agreement. In November 2002, CanArgo reached agreement with the other shareholders in Norio on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement. On finalisation of respective equity interest, the convertible loans, previously classified as minority shareholder advances, have been reclassified to minority interest.


11.  MINORITY INTEREST

     In November 2002, CanArgo reached agreement with the other shareholders in CanArgo's subsidiary, CanArgo Norio Limited (Norio), on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement. As a result of the finalisation of respective equity interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of Norio, and in accordance with the application of SAB 51, this gave rise to a non-operating loss of $443,564, classified as other expenses. The nominal value of the final shares issued in Norio were $1,250 per share which gives a nominal value

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     for Norio of $11,328,928 of which CanArgo share is $7,269,023 and the minority shareholders share is $4,059,876.

     CanArgo Norio Limited (Norio) is consolidated in the accounts of CanArgo.

     J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.


12.  COMMITMENTS AND CONTINGENCIES

     OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

     Current drilling obligations with respect to CanArgo's oil and gas properties include, under the second phase of the preliminary work programme for the Norio and Nazvrevi/Block XIII production sharing contracts, the drilling of one well, unless CanArgo decides to terminate the contracts.

     CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At December 31, 2002, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

     The shareholders Agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

     In 2002 the Participation Agreement for the three well exploration programme on the Ninotsminda field with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7.5 million, representing their prior funding under the Participation Agreement.

     In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. CanArgo has the contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award of the PSC for Block XIX in southern Syria.

     LEASE COMMITMENTS - CanArgo leases office space under non-cancellable operating lease agreements. Rental expense for the years ended December 31, 2002, 2001 and 2000 was $327,254, $353,594 and $178,745 respectively.
     Future minimum rental payments over the next five years for the Company's lease obligations as of December 31, 2002, are as follows:


2003                             $250,000
2004                             $250,000
2005                             $220,000
2006                             $220,000
2007                             $220,000
Thereafter                       $660,000*

*    This represents aggregate payments for 3 years.

     No parent company guarantees have been provided by CanArgo with respect to its contingent obligations and commitments.


13.  CONCENTRATIONS OF CREDIT RISK

     CanArgo's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and advances to oil and gas and other ventures. CanArgo places

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     its temporary cash investments with high credit quality financial institutions. Accounts receivable relates primarily to entities active in the energy and manufacturing sectors. The concentration of credit risk associated with accounts receivable is reduced as CanArgo's debtors are spread across several countries and industries.


14.  STOCKHOLDERS' EQUITY

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

     On January 24, 2002 CanArgo announced that it had established May 24, 2002 as the redemption date for all of the Exchangeable Shares of CAOG since the number of outstanding Exchangeable Shares had fallen below the minimum 853,071 share threshold. Each Exchangeable Share was purchased by CanArgo for shares of CanArgo Common Stock on a share-for-share basis resulting in the issuance of an aggregate of 148,826 shares of Common Stock. No cash consideration was issued by CanArgo and the purchase did not increase the total number of shares of Common Stock of CanArgo deemed issued and issuable.

     As of December 31, 2002, 97,356,206 shares of Common Stock and 100 shares of Voting Preferred Shares were issued and outstanding. No other shares of the Company's preferred stock have been issued.

     During the years ended December 31, 2002, 2001 and 2000, the following transactions regarding CanArgo's Common Stock were consummated pursuant to authorization by CanArgo's Board of Directors or duly constituted committees thereof.


     YEAR ENDED DECEMBER 31, 2002

     o In February 2002, CanArgo issued 5,210,000 shares at $0.34 per share upon completion of a private placement.

     o In May 2002, CanArgo issued 137,760 shares at $0.21 to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000 upon completion of a private placement.

     o In May, 2002 CanArgo redeemed all of the Exchangeable Shares of CAOG since the number of outstanding Exchangeable Shares had fallen below the minimum 853,071 share threshold. Each Exchangeable Share was purchased by CanArgo for shares of CanArgo Common Stock on a share-for-share basis resulting in the issuance of an aggregate of 148,826 shares of Common Stock. No cash consideration was issued by CanArgo and the purchase did not increase the total number of shares of Common Stock of CanArgo deemed issued and issuable.


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


15.  NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 96,643,744, 83,869,579 and 54,950,630 respectively. Options to purchase CanArgo's Common Stock were outstanding during the years ended December 31, 2002, 2001 and 2000 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  INCOME TAXES

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

                                                YEAR ENDED              YEAR ENDED              YEAR ENDED
                                             DECEMBER 31, 2002       DECEMBER 31, 2001       DECEMBER 31, 2000
                                             -----------------       -----------------       -----------------
Income tax benefit at statutory rate           $(1,811,418)             $(4,494,238)           $(731,545)
Benefit of losses not recognized                 1,811,418                4,494,238              731,545
Other, net                                              --                       --                   --
                                               -----------              -----------            ---------
Provision for income taxes                     $        --              $        --            $      --
                                               ===========              ===========            =========
Effective tax rate                                       0%                       0%                   0%
                                               ===========              ===========            =========

     The components of deferred tax assets as of December 31, 2002 and 2001 were as follows:

                                                         DECEMBER 31,   DECEMBER 31,
                                                        -------------   ------------
                                                             2002           2001
                                                        -------------   ------------
Net operating loss carryforwards                        $  9,512,000    $ 11,256,000

Foreign net operating loss carryforwards                   5,142,000       4,844,000
Net timing differences on impairments and accelerated
  capital allowances                                       8,981,000       8,981,000
                                                        ------------    ------------
                                                          23,635,000      25,081,000

Valuation allowance                                      (23,635,000)    (25,081,000)
                                                        ------------    ------------
Net deferred tax asset recognized in balance sheet      $         --    $         --
                                                        ============    ============

     On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000 CanArgo experienced changes in the CanArgo's ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $413,000 per year on a cumulative basis. As of December 31, 2002, total U.S. net operating loss carryforwards were approximately $27,977,000. Of that amount, approximately $1,551,000 was incurred subsequent to the ownership change in 2000, $26,426,000 was incurred prior to 2000 and therefore is subject to the IRC
     Section 382 limitation. See Note 1 of Notes to Consolidated Financial Statements.

     The net operating loss carryforwards expire from 2003 to 2021 The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. CanArgo has also generated approximately $15,123,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     CanArgo's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. CanArgo may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.


17.  DISCONTINUED OPERATIONS

     In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to an unaffiliated company for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

     The results of discontinued operations at December 31, 2002, December 31, 2001 and December 31, 2000 consisted of the following:

                                        DECEMBER 31,   December 31,  December 31,
                                            2002          2001          2000
                                        ------------   ------------  ------------
Operating Revenues                       7,390,138      7,607,489      126,014
Income (Loss) Before Income taxes and
Minority Interest                          366,556        733,335      (16,596)
Income Taxes                                24,132         46,203           --
Minority Interest in Income               (171,212)      (343,566)       8,298
                                        -----------    ----------     --------
Net Income (Loss) from Discontinued
Operation                               $  171,212     $  343,566     $ (8,298)
                                        ==========     ==========     ========

     Gross consolidated assets and liabilities of subsidiary held for sale that are included in "assets and liabilities held for sale" at December 31, 2001 and December 31, 2000 consisted of the following:

                                    DECEMBER 31,  December 31,
                                       2002           2001
                                    ----------    ------------
Assets held for sale:
Cash and cash equivalents               37,948            254
Accounts receivable                    243,529         90,108
Inventory                              224,733        177,931
Other current assets                   155,079         35,384
Capital assets, net                  6,326,478      5,149,291
Investment in other ventures, net      548,910        366,614
                                    ----------     ----------
                                    $7,536,677     $5,819,582
                                    ==========     ==========
Liabilities held for sale:
Accounts payable                       143,296        240,958
Current portion of long term debt    1,268,422        392,408
Income taxes payable                    48,880         29,456
Long term debt                         891,367        514,352
                                    ----------     ----------
                                    $2,351,965     $1,177,174
                                    ==========     ==========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Other investments include three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site is now consolidated in the results of CanArgo Standard Oil Products, above.

     Cash consideration received at December 31, 2002 in respect of this transaction was $500,000 and has been recorded in deferred revenue (see
     Note 9). The second tranche of $500,000 was received in February 2003. The sale will be reflected on receipt of the final $3 million in August 2003, in accordance with the Sale and Purchase Agreement.

     In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements of $550,000 with a commercial lender in Georgia. As at September, 2002 $350,000 of these facilities were drawn and as at December 31, 2002, $299,377 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans are to be repaid by June 2005. No company guarantees have been provided by CanArgo with respect to these loans.

     In November 2001, CanArgo Standard Oil Products Limited entered into a $1,000,000 credit facility agreement, in May 2002 a further $240,000 credit facility agreement, and in September 2002 a further $1,900,000 credit facility agreement with commercial lenders in Georgia and Greece to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn, in 2002 $180,000 of the second facility was drawn, in September 2002 the full amount of the third facility was drawn. As at December 31, 2002, $2,084,709 of the total facility was outstanding. The loans bear interest between 13% and 18% per annum and are secured by the assets of petrol stations. The full amount of the first loan is to be repaid by December 2003, the second loan by November 2004, the third loan by July 2005. No parent company guarantees have been provided by CanArgo with respect to these loans.

     The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.


18.  SEGMENT AND GEOGRAPHICAL DATA

     During the year ended December 31, 2002 CanArgo's continuing operations operated through two business segments, oil and gas exploration and refining of crude oil.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Operating revenues from continuing operations for the years ended December 31, 2002, 2001 and 2000 by business segment and geographical area were as follows:

                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
OPERATING REVENUES FROM             ------------  ------------  ------------
CONTINUING OPERATIONS:                  2002          2001          2000
                                    ------------  ------------  ------------
OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
  Eastern Europe                     $4,179,208    $4,873,623    $6,108,779

REFINING
  Eastern Europe                             --     2,595,763       535,865

OTHER
  Eastern Europe                      1,412,741       608,032       364,900

INTERSEGMENT ELIMINATIONS               (16,007)     (906,545)           --
                                     ----------    ----------    ----------
TOTAL                                $5,575,942    $7,170,873    $7,009,544
                                     ==========    ==========    ==========

     In 2002, the Company sold its oil and gas production in Eastern Europe to twenty two (2001 - five, 2000 - five) customers. In 2002 sales to four third party customers represented 27%, 25%, 19% and 19% of oil and gas revenue respectively. In 2001 sales to three customers represented 67%, 12% and 12% of oil and gas revenue respectively. In 2000 sales to three customers represented 43%, 25% and 14% of oil and gas revenue respectively.

     Operating profit (loss) from continuing operations for the years ended December 31, 2002, 2001 and 2000 by business segment and geographical area were as follows:

                                    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
OPERATING PROFIT (LOSS) FROM        ------------  ------------  ------------
CONTINUING OPERATIONS:                  2002          2001          2000
                                    ------------  ------------  ------------
OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
  Eastern Europe                    $   581,934   $ (6,630,886)  $   871,896

REFINING
  Eastern Europe                        (68,247)    (4,683,563)     (298,255)

CORPORATE AND OTHER EXPENSES         (5,484,208)    (4,793,047)   (2,974,791)
                                    -----------   ------------   -----------
TOTAL                               $(4,970,521)  $(16,107,496)  $(2,401,150)
                                    ===========   ============   ===========

     As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2002 of oil and gas properties of $1,600,000 and a write-down in 2001 of oil and gas properties of $7,300,000. In 2001, refining assets and generating equipment were written-down to their estimated net realizable value by $3,359,795 and $500,000 respectively. The write-down of oil and gas properties and generating equipment was recorded in operating profit (loss) for oil and gas, exploration and production. The write-down of refining assets was recorded in profit (loss) for refining.

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Identifiable assets as of December 31, 2002 and 2001 by business segment and geographical area were as follows:

                                      DECEMBER 31,  DECEMBER 31,
                                         2002           2001
                                      ------------  ------------
CORPORATE
  Eastern Europe                      $   203,291   $ 3,926,930
  Western Europe (principally cash)     2,274,847     6,775,224
                                      -----------   -----------
TOTAL CORPORATE                         2,478,138    10,702,154
                                      -----------   -----------

OIL AND GAS EXPLORATION,
DEVELOPMENT AND PRODUCTION
  Eastern Europe                       59,602,525    52,424,569

REFINING
  Eastern Europe                          100,000       110,850

ASSETS HELD FOR SALE
  Eastern Europe                        7,536,677     5,819,582
  Western Europe                          559,270       535,454
                                      -----------   -----------
TOTAL ASSETS HELD FOR SALE              8,095,947     6,355,036
                                      -----------   -----------

OTHER ENERGY PROJECTS
  Eastern Europe                          459,308       719,308
                                      -----------   -----------
TOTAL IDENTIFIABLE ASSETS             $70,735,918   $70,311,917
                                      ===========   ===========


19.  SUPPLEMENTAL CASH FLOW INFORMATION AND NONMONETARY TRANSACTIONS

     The following represents supplemental cash flow information for the years ended December 31, 2002, 2001 and 2000:


Supplemental schedule of non-cash          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
activities:                                    2002          2001            2000
                                           ------------   ------------   ------------
Issuance of Common Stock in connection
with acquisition of minority interest
shareholders interest in subsidiary         $    --           --         $4,500,000

Issuance of Common Stock in connection
with acquisition of controlling
interest in refinery                             --           --          1,666,576

Issuance of Common Stock in connection
with compensation earned and third
party services provided                          --           --            112,700

Issuance of Common Stock in connection
with compensation earned                     29,000           --                 --
                                            -------          ---         ----------
                                            $29,000          $--         $6,279,276
                                            =======          ===         ==========

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  STOCK-BASED COMPENSATION PLANS

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

     Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by CanArgo in February 1996, 7,500,000 shares of the CanArgo's Common Stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of CanArgo, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or Common Stock equal in value to the excess of the fair market value of a specified number of shares of Common Stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 2001. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 3,887,384 options were outstanding at December 31, 2002.

     Pursuant to the terms of the Combination Agreement ("CAOG"), on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan") to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the CanArgo's Common Stock. Pursuant to the CAOG Plan, which has been adopted by CanArgo, a total of 988,000 shares of CanArgo's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 626,667 options were outstanding at December 31, 2002.

     In 2000, special stock options and warrants to purchase 2,220,000 shares of CanArgo's Common Stock were issued to various individuals who were serving or were expected in the future to serve CanArgo as officers, directors and employees. The special stock options are exercisable at an exercise price of $1.437 per common share. The warrants are exercisable at an exercise price of $1.27 per common share. At December 31, 2002, all 2,220,000 special stock options and warrants remained outstanding.

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

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A summary of the status of stock options granted under the 1994 Plan, the 1995 Plan, CAOG Plan and special stock options and warrants is as follows:

                                             ----------------     SHARES ISSUABLE        WEIGHTED
                                             SHARES AVAILABLE    UNDER OUTSTANDING   AVERAGE EXERCISE
                                                FOR ISSUE             OPTIONS             PRICE
                                             ----------------    -----------------   ----------------
BALANCE, DECEMBER 31, 1999                         866,250           4,121,750             0.72
 Options (1994 & 1995 Plan):
   Granted at market                            (1,087,000)          1,087,000             1.06
   Exercised                                            --          (1,441,331)            0.39
   Expired                                         436,250            (436,250)            0.89
 CAOG Plan Authorization:
   Granted at market                              (485,000)            485,000             1.10
   Exercised                                            --             (63,333)            0.46
   Expired                                         737,500            (737,500)            1.69
 Special Stock Options and Warrants:
   Granted at market                                    --           2,220,000             1.40
                                                ----------          ----------             ----
BALANCE, DECEMBER 31, 2000                         468,000           5,235,336             1.02
  Options (1995 Plan):
    Increase in shares available for issue       3,500,000                  --
    Granted at market                           (1,795,000)          1,795,000             0.68
    Exercised                                           --                  --
    Expired                                        123,335            (123,335)            1.44
  CAOG Plan Authorization:
    Granted at market                             (185,000)            185,000             1.02
    Exercised                                           --                  --
    Expired                                             --                  --
                                                ----------          ----------             ----
BALANCE, DECEMBER 31, 2001                       2,111,335           7,092,001             0.92
Options (1995 Plan):
    Increase in shares available for issue
    Granted at market                             (130,000)            130,000             0.14
    Exercised                                           --                  --
    Expired                                        307,500            (307,500)            0.25
  CAOG Plan Authorization:
    Granted at market                                   --                  --
    Exercised                                           --                  --
    Expired                                        180,000            (180,000)            1.11
                                                ----------          ----------             ----
BALANCE, DECEMBER 31, 2002                       2,468,835           6,734,501             0.93

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                          SHARES ISSUABLE           WEIGHTED
                         UNDER EXERCISABLE      AVERAGE EXERCISE
                              OPTIONS                 PRICE
                         -----------------      ----------------
December 31, 2000              725,329                $0.99
December 31, 2001            3,452,831                $0.91
December 31, 2002            5,114,834                $0.93

     The weighted average fair value of options granted during the year was $0.14, $0.71 and $1.26 for the years ended December 31, 2002, 2001 and 2000 respectively.

     The following table summarizes information about stock options outstanding at December 31, 2002:

                            OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
----------------------------------------------------------------------------    ---------------------------------
                                   NUMBER                                          NUMBER
                                  OF SHARES         WEIGHTED        WEIGHTED      OF SHARES              WEIGHTED
                               OUTSTANDING AT        AVERAGE        AVERAGE     EXERCISABLE AT            AVERAGE
                                 DECEMBER 31,       REMAINING       EXERCISE     DECEMBER 31,            EXERCISE
Range of Exercise Prices            2002              TERM           PRICE           2002                  PRICE
------------------------       --------------       ---------       --------    --------------           --------
$0.14 to $0.69                   3,197,501            3.02            0.54         2,272,834               0.51
$0.70 to $0.99                     175,000            2.96            0.88           120,000               0.88
$1.00 to $1.85                   3,362,000            1.98            1.30         2,722,000               1.28
                                 ---------            ----            ----         ---------               ----
$0.14 to $1.85                   6,734,501            2.50            0.93         5,114,834               0.93
                                 =========            ====            ====         =========               ====

     As discussed in Note1, Summary of Significant Accounting Policies, "Stock-Based Compensation Plans", CanArgo accounts for its stock-based compensation plans under APB Opinion 25. Accordingly, no compensation cost has been recognized for those stock options with exercise prices equal to or greater than the market price of the stock on the date of grant. Under SFAS No. 123, compensation cost is measured at the grant date based on the fair value of the awards and is recognized over the service period, which is usually the vesting period. Had compensation cost for those stock options been determined consistent with SFAS No. 123, CanArgo's net loss and net loss per common share after plan forfeitures would have been approximately $6,253,000 and $0.06 respectively for the year ended December 31, 2002, $14,553,000 and $0.17 for the year ended December 31, 2001, and
     $3,077,000 and $0.04 respectively for the year ended December 31, 2000.

     The fair value of each stock option granted by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the years ended December 31, 2002, 2001 and 2000: dividend yield of 0.00%, risk-free interest rate of 2.91% for the year ended December 31, 2002, dividend yield of 0.00%, risk-free interest rate of 4.61% for the year ended December 31, 2001, and dividend yield of 0.00%; risk-free interest rate of 5.98% for the year ended December 31, 2000, the average expected lives of options of 5.0 years, 3.37 years and
     3.51 years respectively; and volatility of 80.47% for the year ended December 31, 2002, 75.15% for the year ended December 31, 2001, and 75.07% for the year ended December 31, 2000.

     See note 22 for changes made to stock options disclosed above since December 31, 2002.

21.  RELATED PARTY TRANSACTIONS

     Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is

                           CANARGO ENERGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with and an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2002 were $5,263,000. Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2002 were $125,729.

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


22.  SUBSEQUENT EVENTS

     As a result of ongoing cost reduction plans, CanArgo's principal executive offices based in London will close at the end of March, 2003 and will be relocated to Guernsey in the Channel Islands. CanArgo intends to sublet the remaining space that it is vacating and does not expect to make a material loss on subletting.

     CanArgo Energy Corporation has resolved to issue 1,589,166 new options and amend the terms and conditions attaching to 5,117,501 of existing options. The exercise price for all these options is US $0.10 (approximately NOK 0.71) approximately 2.5 times the current share price. All these options vest immediately and expire on March 4, 2008. With regard to individual officers and directors, details of existing and new options are as follows:

                                   Amended Terms    New Options         Total
                                   -------------    -----------     ---------
     David Robson                      2,666,667        333,333     3,000,000
     Vincent McDonnell                   300,000        300,000       600,000
     Russ Hammond                        346,250        153,750       500,000
     Nils Trulsvik                       346,250        153,750       500,000
     Liz Landles                         172,000         28,000       200,000

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                   QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

                                                                  2002
                                  ----------------------------------------------------------------------
                                    FIRST         SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                                  ----------    -----------    -----------    -----------    -----------
Operating Revenue from
Continuing Operations             $2,881,434    $   980,163    $   696,406    $ 1,017,939    $ 5,575,942
Operating Income (Loss) from
Continuing Operations                135,062     (1,719,662)      (462,237)    (2,923,684)    (4,970,521)
Net Loss from Continuing
Operations                           (18,976)    (1,321,902)    (1,264,453)    (2,893,582)    (5,498,913)
Net Income (Loss) from
Discontinued Operations, net
of Taxes and Minority Interest       106,019         30,763         36,608         (2,178)       171,212
Net Income (Loss)                     87,043     (1,291,139)    (1,227,845)    (2,895,760)    (5,327,701)
Comprehensive Income (Loss)           87,043     (1,342,396)    (1,078,650)    (2,989,030)    (5,323,033)
Net Loss per Common Share -
basic and diluted from
Continuing Operations                   0.00          (0.01)         (0.01)         (0.03)         (0.06)
Net Loss per Common Share -
basic and diluted from
Discontinued Operations                 0.00           0.00           0.00           0.00           0.00
 Net Loss per Common Share -
 basic and diluted                      0.00          (0.01)         (0.01)         (0.03)         (0.06)

                                                                  2001
                                  -----------------------------------------------------------------------
                                    FIRST         SECOND          THIRD         FOURTH
                                   QUARTER        QUARTER        QUARTER        QUARTER         YEAR
                                  ----------    ------------   -----------   ------------    ------------
Operating Revenue from
Continuing Operations             $2,154,378    $  1,551,524    $2,095,429   $  1,369,542    $  7,170,873
Operating Loss from
Continuing Operations               (619,150)     (1,294,077)     (877,314)   (13,316,955)    (16,107,496)
Net Loss from Continuing
Operations                         (364,852)     (1,214,048)     (566,994)    (11,416,018)    (13,561,912)
Net Income from Discontinued
Operations, net of Taxes and
Minority Interest                    38,771          10,608        79,630         214,557         343,566
Net Loss                           (326,081)     (1,203,440)     (487,364)    (11,201,461)    (13,218,346)
Comprehensive Loss                 (326,081)     (1,203,440)     (487,364)    (11,201,461)    (13,218,346)
Net Loss per Common Share -
basic and diluted from
Continuing Operations                  0.00           (0.02)        (0.01)          (0.12)          (0.16)
Net Loss per Common Share -
basic and diluted from
Discontinued Operations                0.00            0.00          0.00            0.00            0.00
Net Loss per Common Share -
basic and diluted                      0.00           (0.02)        (0.01)          (0.12)          (0.16)

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

No major discovery or other favorable or adverse event subsequent to December 31, 2002 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables sets forth the Company's net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2002, as estimated by the independent petroleum engineering firm, Ashton Jenkins
Mann:

NET PROVED RESERVES - OIL                                           REPUBLIC OF
(In Thousands of Barrels)                                             GEORGIA
                                                                    -----------
DECEMBER 31, 1999                                                      7,718
  Purchase of properties                                               1,610
  Revisions of previous estimates                                         --
  Extension, discoveries, other additions                                583
  Production                                                            (246)
  Disposition of properties                                               --
                                                                      ------
DECEMBER 31, 2000                                                      9,665
  Purchase of properties                                                  --
  Revisions of previous estimates                                     (5,689)
  Extension, discoveries, other additions                                 --
  Production                                                            (247)
  Disposition of properties                                               --
                                                                      ------
DECEMBER 31, 2001                                                      3,729
  Purchase of properties                                                  --
  Revisions of previous estimates                                       (630)
  Extension, discoveries, other additions                                 --
  Production                                                            (198)
  Disposition of properties                                               --
                                                                      ------
DECEMBER 31, 2002                                                      2,901

NET PROVED DEVELOPED OIL RESERVES
                                                                      ------
  December 31, 2002                                                    2,811
                                                                      ======

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

NET PROVED RESERVES - GAS                                           REPUBLIC OF
(In Million Cubic Feet)                                               GEORGIA
                                                                    -----------
DECEMBER 31, 1999                                                       8,334
  Purchase of properties                                                1,658
  Revisions of previous estimates                                          --
  Extension, discoveries, other additions                               4,654
  Production                                                           (1,146)
  Disposition of properties                                                --
                                                                       ------
DECEMBER 31, 2000                                                      13,500
  Purchase of properties                                                   --
  Revisions of previous estimates                                      (7,365)
  Extension, discoveries, other additions                                  --
  Production                                                           (1,110)
  Disposition of properties                                                --
                                                                       ------
DECEMBER 31, 2001                                                       5,025
  Purchase of properties                                                   --
  Revisions of previous estimates                                      (2,265)
  Extension, discoveries, other additions                                  --
  Production                                                             (346)
  Disposition of properties                                                --
                                                                       ------
DECEMBER 31, 2002                                                       2,414

NET PROVED DEVELOPED GAS RESERVES
                                                                       ------
  December 31, 2002                                                     2,385
                                                                       ======


     Net proved oil reserves in the Republic of Georgia as at December 31, 2002 and 2001 were as follows:

                                                        DECEMBER 31,                      DECEMBER 31,
                                                            2002                              2001
                                               ------------------------------    ------------------------------
                                                                                                        PSC
                                                                      PSC                           ENTITLEMENT
                                               OIL RESERVES       ENTITLEMENT    OIL RESERVES         VOLUMES
                                                  - GROSS           VOLUMES        - GROSS          -----------
                                                  (MSTB)           (MSTB)(1)        (MSTB)          (MSTB) (1)
                                               ------------       -----------    ------------       -----------
Proved  Developed Producing                       4,016             2,811            3,985             2,928
Proved Undeveloped                                  134                90            1,076               801
                                                  -----             -----            -----             -----
TOTAL PROVEN                                      4,150             2,901            5,061             3,729
                                                  =====             =====            =====             =====

     Net proved gas reserves in the Republic of Georgia as at December 31, 2002 and 2001 were as follows:

                                                        DECEMBER 31,                      DECEMBER 31,
                                                            2002                              2001
                                               ------------------------------    ------------------------------
                                                                                                        PSC
                                                                      PSC                           ENTITLEMENT
                                               GAS RESERVES       ENTITLEMENT    GAS RESERVES         VOLUMES
                                                  - GROSS           VOLUMES        - GROSS          -----------
                                                  (MMCF)           (MMCF)(1)        (MMCF)           (MMCF)(1)
                                               ------------       -----------    ------------       -----------
Proved  Developed Producing                       7,952            2,385            12,878             3,963
Proved Undeveloped                                   96               29             3,873             1,162
                                                  -----            -----            ------             -----
TOTAL PROVEN                                      8,048            2,414            16,751             5,025
                                                  =====            =====            ======             =====

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED


------------
(1) PSC Entitlement Volumes attributed to CanArgo are calculated using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

     Results of operations for oil and gas producing activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                              REPUBLIC OF
YEAR ENDED DECEMBER 31, 2002                                    GEORGIA
                                                              -----------
Revenues                                                      $4,179,208
Operating expenses                                             1,537,917
Depreciation, depletion and amortization                       3,353,266
                                                              ----------
Operating Income/(Loss)                                         (711,975)
Income tax provision                                                  --
                                                              ----------
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES    $ (711,975)
                                                              ==========


                                                              REPUBLIC OF
YEAR ENDED DECEMBER 31, 2001                                    GEORGIA
                                                              -----------
Revenues                                                      $ 4,873,623
Operating expenses                                              1,568,011
Depreciation, depletion and amortization                       10,167,368
                                                              -----------
Operating Income/(Loss)                                        (6,861,756)
Income tax provision                                                   --
                                                              -----------
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES    $(6,861,756)
                                                              ===========


                                                              REPUBLIC OF
YEAR ENDED DECEMBER 31, 2000                                    GEORGIA
                                                              -----------
Revenues                                                      $6,108,779
Operating expenses                                             1,287,035
Depreciation, depletion and amortization                       3,099,000
                                                              ----------
Operating Income                                               1,722,744
Income tax provision                                                  --
                                                              ----------
RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES    $1,722,744
                                                              ==========

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

                              EASTERN
                              EUROPE
                            -----------
DECEMBER 31, 2002
Property Acquisition
  Unproved*                 $        --
  Proved                             --
Exploration                  12,167,238
Development                     543,280
                            -----------
  Total costs incurred      $12,710,518
                            ===========

DECEMBER 31, 2001
Property Acquisition        $ 5,186,002
Unproved*                            --
Proved                        5,851,306
Exploration                   2,054,989
Development
                            -----------
Total costs incurred        $13,092,297
                            ===========

DECEMBER 31, 2000
Property Acquisition
  Unproved*                 $ 1,365,783
  Proved                             --
Exploration                          --
Development                   9,261,624
                            -----------
  Total costs incurred      $10,627,407
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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                           REPUBLIC OF
DECEMBER 31, 2002 (IN THOUSANDS)                             GEORGIA
                                                           -----------
Future cash inflows                                          $54,761
Less related future:
 Production costs                                             17,959
 Development and abandonment costs                             7,500
                                                             -------
 Future net cash flows before income taxes                    29,302
 Future income taxes(1)                                         (600)
                                                             -------
 Future net cash flows                                        28,702
 10% annual discount for estimating timing of cash flows      14,595
                                                             -------
 Standardized measure of discounted future net cash flows    $14,107
                                                             =======

                           CANARGO ENERGY CORPORATION
                       SUPPLEMENTAL FINANCIAL INFORMATION
                SUPPLEMENTAL OIL AND GAS DISCLOSURES - UNAUDITED

                                                          REPUBLIC OF
DECEMBER 31, 2001 (IN THOUSANDS)                            GEORGIA
                                                          -----------
Future cash inflows                                         $61,922
Less related future:
  Production costs                                           26,177
  Development and abandonment costs                           6,284
                                                            -------
  Future net cash flows before income taxes                  29,461
  Future income taxes(1)                                       (740)
                                                            -------
  Future net cash flows                                      28,721
  10% annual discount for estimating timing of cash flows    12,026
                                                            -------
  Standardized measure of discounted future net cash flows  $16,695
                                                            =======

-------------
(1) Future cash flows are based on PSC Entitlement Volumes attributed to CanArgo using the "economic interest method" applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil's share which includes all Georgian taxes, levies and duties. As a result of CanArgo's interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.


A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                 DECEMBER 31,   December 31,    December 31,
            IN THOUSANDS                            2002           2001            2000
                                                -------------   ------------    ------------
Beginning of year                                 $16,695        $ 62,966        $40,168

Purchase (sale) of reserves in place                   --              --         11,316
Revisions of previous estimates                    (6,978)        (36,196)          (409)
Development costs incurred during the period          543           2,055          9,262
Additions to proved reserves resulting from
extensions, discoveries and improved recovery          --              --             --
Accretion of discount                                  --              --             --

Sales of oil and gas, net of production costs      (2,625)         (2,327)        (4,822)
Net change in sales prices, net of production
costs                                               4,990         (12,865)         4,393
Changes in production rates (timing) and other      1,482           3,062          3,058
                                                  -------        --------        -------
Net increase (decrease)                            (2,588)        (46,271)        22,798
                                                  -------        --------        -------
End of year                                       $14,107        $ 16,695        $62,966
                                                  =======        ========        =======

EXHIBIT INDEX

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

 1(6)          Engagement Agreement with Sundal Collier & Co ASA dated August
               13, 2001. (Incorporated herein by reference from Post-Effective
               Amendment No. 2 to Form S-1 Registration Statement, File No.
               333-85116 filed on September 10, 2002).

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

 *10(22)       Employment Agreements between CanArgo Energy Corporation and
               Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

  10(23)       Agreement Number 1 dated March 20, 1998 on Joint Investment
               Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

  10(24) Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2002 Form 10-Q)

  10(25) Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(26)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources and Northern Industrial Development dated July 25,
               2002. (Incorporated herein by reference from September 30, 2002
               Form 10-Q)

 10(27)        Amendments of and Additions to Joint Investment Production
               Activity agreement of March 20, 1998, dated August 8, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 10(28) Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(29)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lystopad dated September 24, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 10(30)        Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

 10(31)        Sale agreement of CanArgo Petroleum Products Limited between
               CanArgo Limited and Westrade Alliance LLC dated October 14, 2002.
               (Incorporated herein by reference from September 30, 2002 Form
               10-Q)

 21            List of Subsidiaries (Incorporated herein by reference from June
               30, 2001 Form 10-Q)

 25(1) Power of attorney of certain signatories (Incorporated herein by reference from December 17, 2002 Form S1/A)

 +23           Consent of PricewaterhouseCoopers LLP

 +99(1)        Certification of Chief Executive Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

 +99(2)        Certification of Chief Financial Officer pursuant to 18.U.S.C.
               Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.