Form 10-Q
period 2003-03-31
CANARGO ENERGY CORP
filed 2003-05-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________


                        COMMISSION FILE NUMBER   0-9147
                                               ----------



                           CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                      91-0881481
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


             CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles               GY1 3RR
-----------------------------------------------------           ----------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                (44) 1481 729 980
--------------------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)

                  150 Buckingham Palace Road, London, SW1W 9TR
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)


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

The number of shares of registrant's common stock outstanding on April 30, 2003 was 97,356,206.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART 1. FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets                                3
         Consolidated Condensed Statements of Operations                      4
         Consolidated Condensed Statements of Cash Flows                      5
         Notes to Unaudited Consolidated Condensed Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                                17
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          25

Item 4.  Controls and Procedures                                             25

                           PART 2. OTHER INFORMATION:

Item 2.  Changes in Securities and Use of Proceeds                           27

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit Index                                                  27
         (b)  Reports on Form 8-K                                            30
Signatures                                                                   31
Certifications                                                               32


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

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            Unaudited
                                                   ----------------------------
                                                     MARCH 31,     December 31,
                                                       2003            2002
                                                   ------------    ------------
ASSETS

Cash and cash equivalents                          $  1,894,567    $  1,598,304
Accounts receivable                                     380,697         306,336
Inventory                                               152,348         185,924
Prepayments                                             293,781         211,623
Assets held for sale                                  8,223,686       8,095,947
Other current assets                                    173,830         175,951
                                                   ------------    ------------
      Total current assets                         $ 11,118,909    $ 10,574,085

Capital assets, net (including unevaluated
   amounts of $37,457,900 and $36,843,425,
   respectively)                                     60,144,348      59,702,525
Investments in and advances to oil and gas
   and other ventures - net                             355,895         459,308
                                                   ------------    ------------
TOTAL ASSETS                                       $ 71,619,152    $ 70,735,918
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                   $  1,298,804    $    871,996
Loans payable                                           380,000              --
Deferred revenue                                      2,000,000       1,500,000
Income taxes payable                                     61,000          61,000
Accrued liabilities                                     268,167         204,045
Liabilities held for sale                             2,463,249       2,351,965
                                                   ------------    ------------
      Total current liabilities                    $  6,471,220    $  4,989,006

Provision for future site restoration                   141,000         122,290

Minority interest in subsidiaries                     3,502,050       3,519,342
Commitments and contingencies (Note 17)

Stockholders' equity:
   Common stock, par value $0.10 per share            9,735,620       9,735,620
   Capital in excess of par value                   145,151,475     145,151,475
   Foreign currency translation adjustment               34,833           4,668
   Accumulated deficit                              (93,417,046)    (92,786,483)
                                                   ------------    ------------
      Total stockholders' equity                   $ 61,504,882    $ 62,105,280
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 71,619,152    $ 70,735,918
                                                   ============    ============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                              Unaudited
                                                      --------------------------
                                                       MARCH 31,      MARCH 31,
                                                          2003           2002
                                                      -----------    -----------
Operating Revenues from Continuing Operations:
   Oil and gas sales                                  $ 1,141,458    $ 1,637,929
   Other                                                       --      1,243,505
                                                      -----------    -----------
                                                        1,141,458      2,881,434
                                                      -----------    -----------
Operating Expenses:
   Field operating expenses                               319,178        595,976
   Direct project costs                                   166,586        629,439
   Selling, general and administrative                    766,367        751,545
   Depreciation, depletion and amortization               578,638        769,413
                                                      -----------    -----------
                                                        1,830,769      2,746,373
                                                      -----------    -----------
OPERATING (LOSS) INCOME FROM CONTINUING OPERATIONS       (689,311)       135,061
                                                      -----------    -----------
Other Income (Expense):
   Interest, net                                           (2,304)        (4,519)
   Other                                                    1,205        (59,819)
   Equity income (loss) from investments                   21,515         (8,125)
                                                      -----------    -----------
TOTAL OTHER INCOME (EXPENSE)                               20,416        (72,462)
                                                      -----------    -----------
NET (LOSS) INCOME BEFORE MINORITY INTEREST               (668,895)        62,599
                                                      ===========    ===========
Minority interest in income (loss) of consolidated
subsidiaries                                                6,184        (81,575)
                                                      -----------    -----------
NET LOSS FROM CONTINUING OPERATIONS                   $  (662,711)   $   (18,976)
                                                      ===========    ===========

NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET
OF TAXES AND MINORITY INTEREST                             (9,142)       106,019

Cumulative effect of change in accounting principle        41,290             --
                                                      -----------    -----------
NET (LOSS) INCOME                                        (630,563)        87,043
                                                      ===========    ===========
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation                            30,165             --
                                                      -----------    -----------
COMPREHENSIVE (LOSS) INCOME                           $  (600,398)   $    87,043
                                                      ===========    ===========
   Weighted average number of
   common shares outstanding                           97,356,206     94,787,113
                                                      -----------    -----------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED
BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   - from continuing operations                       $     (0.01)   $      0.00
   - from discontinued operations                     $     (0.00)          0.00
                                                      -----------    -----------
NET LOSS PER COMMON SHARE - BASIC AND DILUTED         $     (0.01)   $      0.00
                                                      -----------    -----------

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Unaudited
                                                           --------------------------
                                                            MARCH 31,      March 31,
                                                               2003           2002
                                                           -----------    -----------
Operating activities:
   Net (loss) from continued operations                       (662,711)       (18,976)
   Depreciation, depletion and amortization                    578,638        769,413
   Cumulative effect of change in accounting principle          41,290             --
   Equity income from investments                              (21,515)         8,125
   Minority interest in (loss) income of consolidated
      subsidiaries                                              (6,184)        81,575
   Changes in assets and liabilities:
      Accounts receivable                                      (74,361)      (785,528)
      Inventory                                                 33,576        258,772
      Prepayments                                              (47,071)       604,127
      Other current assets                                       2,121       (656,139)
      Accounts payable                                         426,808      1,186,926
      Accrued liabilities                                       64,122        (63,342)
                                                           -----------    -----------
NET CASH GENERATED BY OPERATING ACTIVITIES                     334,713      1,384,953
                                                           -----------    -----------
Investing activities:
   Capital expenditures                                       (971,586)    (4,246,953)
   Repayments from (Investments in and advances to)
      oil and gas and other ventures                           124,928        (41,349)
   Advance proceeds from the sale of CanArgo
      Standard Oil Products                                    500,000             --
   Change in non cash working capital items                    (35,087)     1,143,541
                                                           -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                         (381,745)    (3,144,761)
                                                           -----------    -----------
Financing activities:
   Proceeds from sale of common stock                               --      1,762,433
   Share issue costs                                                --       (162,215)
   Funds held in trust                                              --     (1,762,433)
   Minority shareholder advances                                    --        445,000
  (Repayment of) Advances from minority interest               (11,108)            --
   Proceeds from loans                                         380,000             --
                                                           -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      368,892        282,785

NET CASH FLOWS FROM ASSETS AND LIABILITIES HELD FOR SALE       (25,597)        (7,876)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           296,263     (1,484,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,598,304      5,891,038
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,894,567    $ 4,406,139
                                                           ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)

(1)      Basis of Presentation

         The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo's Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars.

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

(2)      Need for Significant Additional Capital, Possible Impairment of Assets

         Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo's oil and gas projects, although no firm funding commitments have been received and there can be no assurance that any such commitments will be obtained, or, if obtained, will be on commercially acceptable terms.

         Ultimate realization of the carrying value of CanArgo's oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. This is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, the ability to transport production at acceptable costs and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, CanArgo may not recover the carrying value of its oil and gas properties.

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


(3)      Stock Based Compensation Plans


         CanArgo has adopted only the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment of FASB Statement No. 123 ("SFAS No. 148"), and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. The application of APB Opinion 25 has further been clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Accordingly, CanArgo computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the CanArgo's Common Stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

         The following table, prepared in accordance with SFAS No. 148, sets forth the income statement had compensation cost for stock options been determined consistent with SFAS No. 123 for the three month period ended March 31, 2003, and the three month period ended March 31, 2002:



         Income statement had compensation cost
         for stock options been determined
         consistent with SFAS No. 123
                                                 MARCH 31, 2003   MARCH 31, 2002
                                                  (Unaudited)      (Unaudited)
                                                 --------------   --------------
         Net Loss as reported                     $  (630,563)     $    87,043

         Net Loss per common share - Basic and
         Diluted as reported                            (0.01)           (0.00)


         Stock-based compensation cost, net of
         related tax effects, included in the
         determination of net income reported              --               --

         Stock-based compensation cost, net of
         related tax effects, that would have
         been included in the determination of        404,076          231,335
         net income reported if the fair value
         based method had been applied to all
         awards

         Net Loss as if the fair value based
         method had been applied to all awards     (1,034,639)        (144,292)

         Net Loss per common share - Basic and
         Diluted as if the fair value based             (0.01)           (0.00)
         method had been applied to all awards

(4)      Asset Retirement Obligations

         On January 1, 2003 CanArgo adopted FASB Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset's useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted. During the first quarter of 2003, CanArgo recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on the Company's cash flows as a result of adopting SFAS No.
         143. The pro forma asset retirement obligation would have been $138,000 at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the Consolidated Balance Sheet in Provision for Future site restoration, was $141,000 at March 31, 2003. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

(6)      Accounts Receivable

         Accounts receivable at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Accounts Receivable before allowance
            for doubtful debts                        1,032,618         958,257
         Allowance for doubtful debts                  (651,921)       (651,921)
                                                     ----------      ----------
                                                     $  380,697      $  306,336
                                                     ==========      ==========

(7)      Inventory

         Inventory at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Crude oil                                   $  126,498      $  158,896
         Refined products                                25,850          27,028
                                                     ----------      ----------
                                                     $  152,348      $  185,924
                                                     ==========      ==========

 (8)     Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at March 31, 2003 and December 31, 2002 include the following:

                                                                                    December 31,
                                                      MARCH 31, 2003                    2002
                                         ----------------------------------------   ------------
                                                       ACCUMULATED
                                                       DEPRECIATION       NET            NET
                                                           AND          CAPITAL        CAPITAL
                                            COST       IMPAIRMENT       ASSETS         ASSETS
                                         -----------   ------------   -----------   ------------
         OIL AND GAS PROPERTIES
            Proved properties            $33,076,498   $18,859,771    $14,216,727   $14,020,971
            Unproved properties           37,457,900                   37,457,900    36,843,425
                                         -----------   -----------    -----------   -----------
                                          70,534,398    18,859,771     51,674,627    50,864,396
         PROPERTY AND EQUIPMENT
            Oil and gas related
               equipment                  11,759,878     3,908,028      7,851,850     8,203,963
            Office furniture, fixtures
               and equipment and other     1,197,853       679,982        517,871       534,166
                                         -----------   -----------    -----------   -----------
                                          12,957,731     4,588,010      8,369,721     8,738,129
         REFINING                          4,154,216     4,054,216        100,000       100,000
                                         -----------   -----------    -----------   -----------
         TOTAL                           $87,646,345   $27,501,997    $60,144,348   $59,702,525
                                         ===========   ===========    ===========   ===========

         Unproved property additions relate to CanArgo's exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are in the Republic of Georgia.

 (9)     Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at March 31, 2003 and December 31, 2002 is set out below:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         INVESTMENTS IN AND ADVANCES TO OIL AND
         GAS AND OTHER VENTURES

         Ukraine - Stynawske Field, Boryslaw
            Through 45% ownership of Boryslaw
               Oil Company                           $6,442,223      $6,524,121
         Other Investments                               75,000          75,000
                                                     ----------      ----------
         TOTAL INVESTMENTS IN AND ADVANCES TO
         OIL AND GAS AND OTHER VENTURES              $6,517,223      $6,599,121
                                                     ----------      ----------

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES
            Ukraine - Stynawske Field, Boryslaw     $ (701,535)     $  (680,020)
                                                    -----------     -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF
         OIL AND GAS AND OTHER VENTURES             $  (701,535)    $  (680,020)

         IMPAIRMENT - STYNAWSKE FIELD, BORYSLAW      (5,459,793)     (5,459,793)
                                                     ----------      ----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL
         AND GAS AND OTHER VENTURES, NET OF EQUITY
         LOSS AND IMPAIRMENT                        $   355,895     $   459,308
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

         In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence to allow a proper assessment of the workovers and development plans completed to date. CanArgo's advance to Boryslaw Oil Company of $500,000 has also been repaid in full at March 31, 2003. Boryslaw Oil Company has not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

         CanArgo's venture in Boryslaw Oil Company is in the development stage and accordingly, realization of this investment is dependent upon successful development of and ultimately cash flows from operations of the venture.

         Other investments represent CanArgo's 10% interest in a Caspian Sea exploration project.

(10)     Accounts Payable

         Accounts payable as at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Trade creditors                              1,298,804         871,996
                                                     ----------      ----------
                                                     $1,298,804      $  871,996
                                                     ==========      ==========

(11      Loans Payable

         Loans payable as at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Loans payable                                  380,000              --
                                                     ----------      ----------
                                                     $  380,000      $       --
                                                     ==========      ==========

         Loans payable of $380,000 at March 31, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, that a subsidiary of CanArgo entered into, locally in Georgia, at an effective interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan.

(12)     Deferred Revenue

         Deferred revenue as at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Prepaid sales                                1,000,000       1,000,000
         Advanced proceeds from the sale
            of subsidiary                             1,000,000         500,000
                                                     ----------      ----------
                                                     $2,000,000      $1,500,000
                                                     ==========      ==========

         See note 19 for details of the sale of the subsidiary classified as discontinued operation.

(13)     Accrued Liabilities

         Accrued liabilities at March 31, 2003 and December 31, 2002 include the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Professional fees                           $   76,500      $  105,000
         Other                                          191,667          99,045
                                                     ----------      ----------
                                                     $  268,167      $  204,045
                                                     ==========      ==========

(14)     Minority Interest

         In November 2002, CanArgo reached agreement with the other shareholders in CanArgo's subsidiary, CanArgo Norio Limited (Norio), on increasing CanArgo's interest in Norio. Under the agreement CanArgo's interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement. As a result of the finalisation of respective equity interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of Norio. The nominal value of the final shares issued in Norio were $1,250 per share which gives a nominal value for Norio of $11,328,928 of which CanArgo share is $7,269,023 and the minority shareholders share is $4,059,875.

         CanArgo Norio Limited (Norio) is consolidated in the accounts of CanArgo.

         J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

(15)     Stockholders' Equity

                                          COMMON STOCK
                                   --------------------------
                                     NUMBER OF
                                      SHARES                    ADDITIONAL     FOREIGN                        TOTAL
                                    ISSUED AND                    PAID-IN      CURRENCY    ACCUMULATED    STOCKHOLDERS'
                                     ISSUABLE      PAR VALUE      CAPITAL    TRANSLATION      DEFICIT        EQUITY
                                   ------------  ------------  ------------  ------------  ------------   -------------
         TOTAL, DECEMBER 31, 2002    97,356,206  $  9,735,620  $145,151,475  $      4,668  $(92,786,483)  $ 62,105,280
         Current year adjustment                                                   30,165                       30,165
         Net loss                                                                              (630,563)      (630,563)
                                   ------------  ------------  ------------  ------------  ------------   ------------
         TOTAL, MARCH 30, 2003       97,356,206  $  9,735,620  $145,151,476  $     34,833  $(93,417,046)  $ 61,504,882
                                   ============  ============  ============  ============  ============   ============

(16)     Net Loss Per Common Share

         Basic and diluted net loss per common share for the three month periods ended March 31, 2003 and 2002 are based on the weighted average number of common shares outstanding during those periods. The weighted average numbers of shares issued and issuable without receipt of additional consideration for the three month periods ended March 31, 2003 and 2002 are 97,356,206 and 94,787,113 respectively. Options to purchase CanArgo's common stock were outstanding at March 31, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive.


 (17)    Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At March 31, 2003, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

         In 2002 the Participation Agreement for the three well exploration programme on the Ninotsminda area with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced, AES will be entitled to recover its costs in the project at the rate of 15% of future gas sales from the sub Middle Eocene, net of operating costs, approximately $7.5 million, representing their prior funding under the Participation Agreement.

         In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. CanArgo has the contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award and ratification of the PSC for Block XIX in southern Syria.

(18)     Segment Information

         Operating revenues from continued operations for the three month periods ended March 31, 2003 and 2002 by geographical area were as follows:

                                                      MARCH 31,       March 31,
                                                        2003            2002
                                                    ------------    ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                           $1,114,458      $1,637,929

         OTHER
            Eastern Europe                                   --       1,243,505
                                                     ----------      ----------
         TOTAL                                       $1,114,458      $2,881,434
                                                     ==========      ==========

         Other Eastern Europe operating revenue relates to income from the provision of drilling services in Georgia.


         Operating (loss) income from continued operations for the three month periods ended March 31, 2003 and 2002 by geographical area was as follows:

                                                      MARCH 31,       March 31,
                                                        2003            2002
                                                    ------------    ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                          $   332,718     $ 1,589,651

         REFINING
            Eastern Europe                              (12,691)         24,731

         CORPORATE AND OTHER EXPENSES                (1,009,338)     (1,479,321)
                                                    -----------     -----------
         TOTAL OPERATING (LOSS) INCOME              $  (689,311)    $   135,061
                                                    ===========     ===========

         Net (loss) income before minority interest from continuing operations for the three month periods ended March 31, 2003 and 2002 by geographic area was as follows:

                                                      MARCH 31,       March 31,
                                                        2003            2002
                                                    ------------    ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT
         AND PRODUCTION
            Eastern Europe                          $   332,718     $ 1,514,055

         REFINING
            Eastern Europe                              (12,362)         19,875

         CORPORATE AND OTHER EXPENSES                  (989,251)     (1,471,331)
                                                    -----------     -----------
         NET (LOSS) INCOME BEFORE MINORITY
         INTEREST                                   $  (668,895)    $    62,599
                                                    ===========     ===========

         Identifiable assets of continuing and discontinued operations as of March 31, 2003 and December 31, 2002 by business segment and geographical area were as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        2003            2002
                                                    ------------    ------------
         CORPORATE
            Eastern Europe                          $    44,081     $   203,291
            Western Europe (principally cash)         2,451,141       2,274,847
                                                    -----------     -----------
         TOTAL CORPORATE                              2,895,222       2,478,138
                                                    -----------     -----------
         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
            Eastern Europe                           60,044,349      59,602,525

         REFINING
            Eastern Europe                              100,000         100,000

         ASSETS HELD FOR SALE
            Eastern Europe                            7,657,875       7,536,677
            Western Europe                              565,811         559,270
                                                    -----------     -----------
         TOTAL ASSETS HELD FOR SALE                   8,223,686       8,095,947
                                                    -----------     -----------
         OTHER ENERGY PROJECTS
            Eastern Europe                              355,895         459,308
                                                    -----------     -----------
         TOTAL IDENTIFIABLE ASSETS                  $71,619,152     $70,735,918
                                                    ===========     ===========

(19)     Discontinued Operations

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

         The results of discontinued operations at March 31, 2003 and March 31, 2002 consisted of the following:

                                                      MARCH 31,       March 31,
                                                        2003            2002
                                                    ------------    ------------
         Operating Revenues                           2,070,440       1,364,705
         (Loss) Income Before Income taxes
            and Minority Interest                       (18,284)        186,488
         Income Taxes                                        --         (37,301)
         Minority Interest in Loss (Income)               9,142        (106,019)
                                                     ----------      ----------
         Net (Loss) Income from Discontinued
            Operation                                $   (9,142)     $  106,019
                                                     ==========      ==========

         Gross consolidated assets and liabilities of subsidiary held for sale that are included in "assets and liabilities held for sale" at March 31, 2003 and December 31, 2002 consisted of the following:

                                                      MARCH 31,     December 31,
                                                        2003            2002
                                                    ------------    ------------
         Assets held for sale:
         Cash and cash equivalents                       68,607          37,948
         Accounts receivable                            191,736         243,529
         Inventory                                      143,338         224,733
         Other current assets                           203,066         155,079
         Capital assets, net                          6,490,680       6,326,478
         Investment in other ventures, net              560,448         548,910
                                                     ----------      ----------
                                                     $7,657,875      $7,536,677
                                                     ==========      ==========
         Liabilities held for sale:
         Accounts payable                               188,003         143,296
         Current portion of long term debt            1,718,287       1,268,422
         Income taxes payable                            32,559          48,880
         Long term debt                                 524,400         891,367
                                                     ----------      ----------
                                                     $2,463,249      $2,351,965
                                                     ==========      ==========

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

         Cash consideration received at March 31, 2003 in respect of this transaction was $1,000,000 and has been recorded in deferred revenue (see Note 12). The sale will be reflected on receipt of the final $3 million in August 2003, in accordance with the Sale and Purchase Agreement.

         In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements of $550,000 with a commercial lender in Georgia. As at March, 2003 $520,000 of these facilities were drawn of which $446,553 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans are to be repaid by June 2005. No company guarantees have been provided by CanArgo with respect to these loans.

         In November 2001, CanArgo Standard Oil Products Limited entered into a $1,000,000 credit facility agreement, in May 2002 a further $240,000 credit facility agreement, in September 2002 a further $1,900,000 credit facility agreement, and in February 2003 a further $400,000 with commercial lenders in Georgia and Greece to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn, in 2002 $180,000 of the second facility was drawn, in September 2002 the full amount of the third facility was drawn, and in February 2003 the full amount of the fourth facility was drawn. As at March 31, 2003, $2,242,688 of the total facility was outstanding. The loans bear interest between 13% and 18% per annum and are secured by the assets of petrol stations. The full amount of the first loan was repaid by March 2003, the second loan is to be repaid by November 2004, the third loan by July 2005, and the fourth loan by August 2004. No parent company guarantees have been provided by CanArgo with respect to these loans.

         The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.

(21)      Stock Based Compensation Plans

          For the year ended December 31, 2002 CanArgo had 6,734,501 share options outstanding with exercise prices in the range of $0.14 to $1.85 a share. During March 2003, CanArgo re-priced 5,117,501 fully vested options to an exercise price of US $0.10 to better align the option value with current CanArgo share price ($0.04 at the date of the re-pricing). Due to the fact CanArgo share price at the date of the re-pricing was less than the exercise price of the re-priced options no compensation expense is required to be recorded in accordance with APB Opinion No. 25. In addition, during February 2003 CanArgo issued 1,589,166 new options at an exercise price of $0.10, which vested immediately and expire in 5 years. No compensation expense was recognized under APB Opinion No. 25 in relation to the new options due to the fact that the share price at the date of issuance was greater the exercise price of the options. The pro-forma fair value of each stock option granted by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the period ended March 31, 2003 and the year ended December 31, 2002 dividend yield of 0.00%, risk-free interest rate of 2.91% for the period ended March 31, 2003, dividend yield of 80.470%, risk-free interest rate of 2.91% for the year ended December 31, 2001, the average expected lives of options of 5.0 years and volatility of 80.47% for the period ended March 31, 2003 and 80.47% for the year ended December 31, 2002.



(21)      Subsequent Events

          On April 22, 2003 CanArgo announced the results of horizontal well N4H, in the Ninotsminda Field, Georgia. The well, which is a horizontal sidetrack from an existing well bore in the Middle Eocene reservoir at approximately 2,356 metres. The horizontal production section extends for a total distance of 400 metres in the west central area of the field between the N4 and N9 wells. Following extensive production testing, the well was placed on production at a rate of over 1,000 barrels of oil per day, thus more than doubling field production. The current production from the well is approximately 1,400 barrels of oil per day.

          On May 2, 2003 CanArgo announced the appointment of Mr Vincent McDonnell to the position of director on the Board of CanArgo. On the same date, CanArgo reached agreement with Vazon Energy Limited on a deed of variation of the Management Services Agreement (MSA) under which Vazon Energy Limited supplied the services of Dr David Robson.

          In May 2003, Ninotsminda Oil Company entered into a new 12 month crude oil sales agreement whereby the buyer will provide security payment to $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12 month period commencing August 2003. At the end of the 12 months the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. This agreement replaces an existing crude oil sales agreement, where the buyer had already provided $1million security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, CanArgo had working capital of $4,648,000, compared to working capital of $5,585,000 as of December 31, 2002. The $937,000 decrease in working capital from December 31, 2002 to March 31, 2003 is principally due to a reduction in cash related to capital expenditures on the Ninotsminda project.

As a result of AES Gardabani withdrawing from the Participation Agreement with respect to the Cretaceous gas exploration programme and unexpected mechanical difficulties drilling exploration wells M11 at the Ninotsminda field and MK72 on the Norio Production Sharing Agreement, and delays in testing well N100, capital expenditures exceeded initial estimates and production volumes available for sale are less than anticipated. These events resulted in lower than expected cash resources from which CanArgo could continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions together with the additional resource being generated by the successful horizontal production well, N4H, on the Ninotsminda field, the receipt of the final $3 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products, the planned selective sale of certain non-core assets including CanArgo's generator, and a portion or all of CanArgo's drilling equipment should provide CanArgo the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its activities in the Republic of Georgia and elsewhere.

In January 2003, in an attempt to increase production at the Ninotsminda field and further improve working capital, drilling of a new horizontal well, N4H, commenced targeting an existing producing reservoir. The well was successfully completed and put on production at over 1,000 barrels of oil per day in April 2003. This has more than doubled production from the field. Provided funds are available, immediate and near term development plans include the drilling of further production horizontal sidetracks on the Ninotsminda field, the completion of testing of well N100 and the continued drilling of wells M11 and Norio MK72, two deep exploration wells. CanArgo has temporarily suspended further drilling of well M11 below its current casing point at 4,182 metres in order to fully review available technical data, and to estimate the cost to complete the well. Norio MK72, has been cased at a depth of 2,932 metres in the Lower Sarmatian. Farm-in partners are currently being sought to provide additional capital for completing these wells.

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

Initial costs in respect of CanArgo's investment in the Bugruvativske field, through its direct investment in LVR, are included in "capital assets - unproved properties". These costs will continue to be disclosed as unproved properties until CanArgo participates in the JIPA by investing an amount up to the cash contribution made by its JIPA partner, IPEC. Any contribution must be made prior to 31 December 2003, in order for CanArgo to participate in the existing JIPA.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of the final $3 million payment due in August 2003.

In 2001 an agreement was reached to undertake a limited investment and development programme by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met; however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. CanArgo's advance to Boryslaw Oil Company of $500,000 has also been repaid in full at March 31, 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for financing to carry out the work programme. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

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

To pursue existing projects beyond CanArgo's immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and CanArgo should be unable to maintain its current positive cash flow or unable to sell some or all of its non-core assets, further cost reductions and additional funding will be required in order for CanArgo to remain a going concern.

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

Cash and cash equivalents increased $297,000 to $1,895,000 at March 31, 2003 from $1,598,000 at December 31, 2002. The increase was primarily due to loan received in the period, provided to fund the cost of drilling a new horizontal well, N4H, at the Ninotsminda field in Georgia.

Accounts receivable increased to $381,000 at March 31, 2003 from $306,000 at December 31, 2002. The increase is primarily a result of accounts receivable generated from oil and natural gas sales..

Inventory decreased to $152,000 at March 31, 2003 from $186,000 at December 31, 2002 primarily as result of the sale of oil by Ninotsminda Oil Company from storage. Approximately 26,000 barrels of oil were held in storage by Ninotsminda Oil Company at March 31, 2003 for sale to the Georgian domestic, regional or international market.

Prepayments increased to $294,000 at March 31, 2003 from $212,000 at December 31, 2002 as a result of payment of materials and services related to CanArgo's exploration activities. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of discontinued operations and a 3 megawatt duel fuel power generator, increased by $128,000 to $8,224,000 at March 31, 2003 from $8,096,000 at December 31, 2002 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets decreased from $176,000 at December 31, 2002 to $174,000 at March 31, 2003.

Capital assets, net increased from $59,703,000 at December 31, 2002 to $60,144,000 at March 31, 2003, primarily as a result of investment of $972,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda production sharing contract.

Investments in and advances to oil and gas and other ventures, net deceased from $459,000 at December 31, 2002 to $356,000 at March 31, 2003. The decrease reflects repayment by Boryslaw Oil Company of CanArgo's advances in 2003 partially offset by an increase in equity income related to CanArgo's investment in Boryslaw Oil Company.

Accounts payable increased to $1,299,000 at March 31, 2003 from $872,000 at December 31, 2002 primarily due to an absolute increase in corporate payables, and payables relating to materials and services related to the drilling of a new horizontal well, N4H, at the Ninotsminda field in Georgia.

Loans payable of $380,000 at March 31, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, that a subsidiary of CanArgo entered into, locally in Georgia, at an effective interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan.

Deferred revenue increased to $2,000,000 at March 31, 2003 from $1,500,000 at December 31, 2002 due to advanced proceeds received for the sale of CanArgo Standard Oil Products in the period. Proceeds received in respect of the CanArgo Standard Oil Products sale are $1,000,000 at March 31, 2003.

Accrued liabilities increased to $268,000 at March 31, 2003 from $204,000 at December 31, 2002 primarily due to notification of liabilities relating to 2001 and 2002 business rates payable on CanArgo's London office, partially offset by a reduction in accrued professional fees.

Liabilities held for sale, in respect of discontinued operations, increased by $111,000 to $2,463,000 at March 31, 2003 from $2,352,000 at December 31, 2002 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia. No parent company guarantees have been provided by CanArgo with respect to these loans.

Minority interest in continuing and discontinued subsidiaries decreased by $17,000 to $3,502,000 at March 31, 2003 from $3,519,000 at December 31, 2002, due to minority interest shareholder's share of losses in the period.

The foreign currency translation is due to the Company adopted self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders' equity.


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

In 2002 the Participation Agreement for the three well exploration programme on the Ninotsminda field with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7.5 million, representing their prior funding under the Participation Agreement.

In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. CanArgo has the contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award and ratification of the PSC for Block XIX in southern Syria.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At March 31, 2003, CanArgo had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

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

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met; however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. CanArgo's advance to Boryslaw Oil Company of $500,000 was repaid by March 31, 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out part of its interest in Boryslaw Oil Company in return for finance to carry out the work programme.

If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo's investment in and advances to Boryslaw Oil Company may be required.

In August 2002, Ninotsminda Oil Company entered into a 12 month crude oil sales agreement to sell its monthly share of oil produced under the Ninotsminda production sharing contract. As security for payment the buyer has paid to Ninotsminda Oil Company $1 million to be repaid at the end of the twelve month period through the delivery of additional crude oil equal to the value of the security. In May 2003, the parties entered into a new oil sales agreement whereby the buyer will increase the security payment to $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12 month period commencing August 2003. At the end of the 12 months the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. Under both agreements, crude oil will be sold at dated Brent less a fixed discount per barrel depending on the Brent price. The discount ranges from a minimum of $6.00 per barrel when dated price is less than $15.00 per barrel to a maximum $7.50 per barrel when dated Brent is greater than $25.01 per barrel.

RESULTS OF CONTINUING OPERATIONS

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31, 2002

CanArgo recorded operating revenue from continuing operations of $1,141,000 during the three month period ended March 31, 2003 compared with $2,881,000 for the three month period ended March 31, 2002. The decrease is primarily attributable to lower oil and gas revenues, and no other revenue being recorded in the three month period ended March 31, 2003. Other revenue for the three month period ended March 31, 2002, represented the provision of drilling services in Georgia.

Ninotsminda Oil Company generated $1,141,000 of oil and gas revenue in the three month period ended March 31, 2003 compared with $1,638,000 for the three month period ended March 31, 2002 due principally to lower volume of sales from storage in the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002, partially offset by a higher average net sales price achieved in the period. Its net share of the 65,779 barrels (731 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 42,756 barrels. In the period, 6,711 barrels of oil were removed from storage and sold. For the three month period ended March 31, 2002, Ninotsminda Oil Company's net share of the 73,374 barrels (815 barrels per day) of gross oil production was 47,693 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the first quarter for 2003 averaged $22.59 per barrel as compared with an average of $16.20 per barrel in the first quarter of 2002. Its net share of the 29,184 thousand cubic feet (mcf) of gas delivered was 18,970 mcf at an average net sale price of $1.27 per mcf of gas. For the three month period ended March 31, 2002, Ninotsminda Oil Company's net share of the 27,925 mcf of gas delivered was 18,151 mcf at an average net sales price of $1.18 per mcf of gas.

CanArgo had other revenue of $1,244,000 for the three month period ended March 31, 2002 compared to no revenue recorded for the three month period ended March 31, 2003. In 2002, other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The company subsequently established a well services subsidiary and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia. It will continue to bid in local tenders for drilling contracts in order to utilise drilling equipment not otherwise used in its own operations.

The operating loss from continuing operations for the three month period ended March 31, 2003 amounted to $689,000 compared with operating income of $135,000 for the three month period ended March 31, 2002. The increase in operating loss is attributable primarily to profit generated from a drilling services contract, partially offset by a reduced field operating costs; and reduced depreciation, depletion and amortization in the period.

Field operating expenses decreased to $319,000 for the three month period ended March 31, 2003 as compared to $596,000 for the three month period ended March 31, 2002. The decrease is primarily a result of decreased activity at the Ninotsminda field.

Direct project costs decreased to $167,000 for the three month period ended March 31, 2003, from $629,000 for the three month period ended March 31, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs increased to $766,000 for the three month period ended March 31, 2003, from $752,000 for the three month period ended March 31, 2002. The increase is primarily as a result of notification of liabilities relating to 2001 and 2002 business rates payable on CanArgo's London office, partially offset by the impact of a corporate cost reduction programme initiated in the last quarter of 2002.

The decrease in depreciation, depletion and amortization expense to $579,000 for the three month period ended March 31, 2003 from $769,000 for the three month period ended March 31, 2002 is attributable principally to lower production, due to limited workover investment resulting in a natural reservoir rate of decline.

CanArgo recorded net other income of $20,000 for the for the three month period ended March 31, 2003, as compared to net other expense of $72,000 for the three month period ended March 31, 2002. This is primarily due to foreign exchange losses recorded in 2002 and higher equity income in the period.

Equity income from investments increased to $22,000 for the three month period ended March 31, 2003 from an equity loss of $8,000 for the three month period ended March 31, 2002 as a result of increased equity income from production and sales of crude oil by Boryslaw Oil Company.

The cumulative effect of the change in accounting principle of $42,000 for the three month period ended March 31, 2003 is a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The net loss from continuing operations of $663,000 or $0.01 per share for the three month period ended March 31, 2003 compares to net loss from continuing operations of $19,000 or $0.00 per share for the three month period ended March 31, 2002. The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2003 than during the three month period ended March 31, 2002, due in large part to private placements in February and May 2002.


RESULTS OF DISCONTINUED OPERATIONS

Three Month Period Ended March 31, 2003 Compared to Three Month Period Ended March 31, 2002

The net loss from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2003 amounted to $9,000 compared with net income of $106,000 for the corresponding period in 2002. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo Standard Oil Products, and is due to more competitive operating margins for the three month period ended March 31, 2003 compared with the corresponding period in 2002 and interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.


NEW ACCOUNTING STANDARDS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaced the existing guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement became effective for CanArgo on January 1, 2003. CanArgo does not expect the adoption of this standard to have a material effect on its financial statements.

We continue to apply the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," .in 2003 and for the year ended December 31, 2002. SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we continue to account for stock options under APB Opinion No. 25.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified became effective January 1, 2003. CanArgo does not expected the adoption of this standard to have a material effect on its financial statements. To date we have not entered into or modified any such guarantees.

On January 1, 2003 CanArgo adopted FASB Statement No. 143 Accounting for Asset Retirement Obligations. Statement 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.


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

While CanArgo Standard Oil Products marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long term debt is denominated in dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2003 would not have had a significant impact on operations.

CanArgo had no material interest in investments subject to market risk during the period covered by this report.


ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, are effective, as of the evaluation date, in timely alerting them to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since the date of the evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - NOT APPLICABLE


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

            *10(14) Management Services Agreement between CanArgo Energy
                    Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

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

              21 List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

              25(1) Power of attorney of certain signatories (Incorporated herein by reference from December 17, 2002 Form S1/A)

                    Additional Exhibits. In accordance with SEC Release No. 33-8212, Exhibits 99(1) and 99(2) are to be treated as "accompanying" this Report rather than "filed" as part of the Report.

             +99(1) Certification of Chief Executive Officer pursuant to
                    18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

             +99(2) Certification of Chief Financial Officer pursuant to
                    18.U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



(B) Reports on Form 8 K:

The following current reports on form 8-K were filed during the quarter ended March 31, 2003.


On January 30, 2003 CanArgo announced drilling had commenced on a new horizontal well N4H, targeting an existing producing reservoir in the Ninotsminda field in Georgia.


On February 28, 2003 CanArgo announced its preliminary results for the year ended December 31,2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CANARGO ENERGY CORPORATION


Date: May 14, 2003                 By: /s/ Vincent McDonnell
                                       ------------------------------
                                       Vincent McDonnell
                                       Chief Financial Officer

       CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
        EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


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


Date: May 14, 2003                       /s/ Dr David Robson
                                         ---------------------------
                                         Dr David Robson
                                         Chairman, President and Chief Executive
                                         Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


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


Date: May 14, 2003                      /s/ Vincent McDonnell
                                        -------------------------------
                                        Vincent McDonnell
                                        Chief Financial Officer