Form 10-Q
period 2003-06-30
CANARGO ENERGY CORP
filed 2003-08-19
CIK 310316

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________

Commission File Number 0-9147

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	91-0881481 (I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles (Address of principal executive offices)	GY1 3RR (Zip Code)

(44) 1481 729 980

(Registrant’s telephone number)

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

Yes ✓ No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). [   ]

The number of shares of registrant’s common stock outstanding on June 30, 2003 was 97,356,206.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheets
Consolidated Condensed Statements of Operations — Unaudited
Consolidated Condensed Statements of Cash Flows — Unaudited
Notes to Unaudited Consolidated Condensed Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exibit 10.32
Exhbiit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CANARGO ENERGY CORPORATION
FORM 10-Q

FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo’s historic results and could cause actual results in the future to differ significantly from the results anticipated in forward looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo’s press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

PART I — FINANCIAL INFORMATION
CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$1,318,146	$1,598,304
Accounts receivable	568,062	306,336
Inventory	215,370	185,924
Prepayments	268,163	211,623
Assets held for sale	8,615,015	8,095,947
Other current assets	162,961	175,951

Total current assets	$11,147,717	$10,574,085
Capital assets, net (including unevaluated amounts of $37,448,582 and $36,843,425, respectively)	60,540,045	59,702,525
Investments in and advances to oil and gas and other ventures — net	377,410	459,308

Total Assets	$72,065,172	$70,735,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$813,760	$871,996
Loans payable	291,945	—
Deferred revenue	2,750,000	1,500,000
Income taxes payable	61,000	61,000
Accrued liabilities	308,645	204,045
Liabilities held for sale	2,801,076	2,351,965

Total current liabilities	$7,026,426	$4,989,006

Provision for future site restoration	145,000	122,290

Minority interest in subsidiaries	3,546,838	3,519,342

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.10 per share	9,735,620	9,735,620
Capital in excess of par value	145,427,982	145,151,475
Foreign currency translation adjustment	(19,413)	4,668
Accumulated deficit	(93,797,281)	(92,786,483)

Total stockholders’ equity	$61,346,908	$62,105,280

Total Liabilities and Stockholders’ Equity	$72,065,172	$70,735,918

See accompanying notes to unaudited consolidated condensed financial statements.

PART I — FINANCIAL INFORMATION
CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements Consolidated Condensed Statements of Operations — Unaudited

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Operating Revenues from Continuing Operations:
Oil and gas sales	$1,662,387	$825,515	$2,803,845	$2,463,444
Other	197,608	154,648	197,608	1,398,153

	1,859,995	980,163	3,001,453	3,861,597

Operating Expenses:
Field operating expenses	326,096	283,385	645,274	879,361
Direct project costs	257,544	352,263	424,130	981,702
Selling, general and administrative	725,040	1,549,094	1,491,407	2,300,639
Non cash stock compensation expense	—	—	276,507	—
Depreciation, depletion and amortization	717,153	515,084	1,295,791	1,284,497

	2,025,833	2,699,826	4,133,109	5,446,199

Operating Loss from Continuing Operations	(165,838)	(1,719,663)	(1,131,656)	(1,584,602)

Other Income (Expense):
Interest, net	(3,575)	1,722	(5,879)	(2,797)
Other	(17,735)	164,874	(16,530)	105,056
Equity income (loss) from investments	21,515	99,115	43,030	90,990

Total Other Income (Expense)	205	265,711	20,621	193,249

Net Loss Before Minority Interest	(165,633)	(1,453,952)	(1,111,035)	(1,391,353)

Minority interest in income (loss) of consolidated subsidiaries	9,691	132,049	15,875	50,474

Net Loss from Continuing Operations	$(155,942)	$(1,321,903)	$(1,095,160)	$(1,340,879)

Net Income from Discontinued Operations, net of taxes and minority interest	52,214	30,763	43,072	136,782
Cumulative effect of change in accounting principle	—	—	41,290	—

Net Loss	(103,728)	(1,291,140)	(1,010,798)	(1,204,097)

Other Comprehensive Income:
Foreign currency translation	(54,246)	(51,257)	(24,081)	(51,257)

Comprehensive Loss	$(157,974)	$(1,342,397)	$(1,034,879)	$(1,255,354)

Weighted average number of common shares outstanding	97,356,206	94,787,113	97,356,206	96,034,612

Net Loss Per Common Share — Basic and Diluted Before Cumulative Effect of Change in Accounting Principle
- from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
- from discontinued operations	$0.00	0.00	$0.00	0.00

Net Loss Per Common Share — Basic and Diluted	(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to unaudited consolidated condensed financial statements.

PART I — FINANCIAL INFORMATION
CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements Consolidated Condensed Statements of Cash Flows — Unaudited

	Six Months Ended

	June 30,	June 30,
	2003	2002

Operating activities:
Net (loss) from continued operations	(1,095,160)	(1,340,879)
Non cash stock compensation expense	276,507	—
Depreciation, depletion and amortization	1,295,791	1,284,497
Equity income from investments	(43,030)	(90,991)
Allowance for doubtful accounts	—	275,000
Minority interest in (loss) income of consolidated subsidiaries	(15,875)	(50,474)
Changes in assets and liabilities:
Accounts receivable	(261,726)	887,620
Inventory	(29,446)	292,486
Prepayments	(41,533)	(572,375)
Other current assets	12,990	—
Accounts payable	(58,236)	83,060
Deferred revenue	750,000	—
Accrued liabilities	104,600	(73,066)

Net cash generated by operating activities	894,882	694,878

Investing activities:
Capital expenditures	(2,093,392)	(8,034,812)
Repayments from (Investments in and advances to) oil and gas and other ventures	124,928	84,460
Advance proceeds from the sale of CanArgo Standard Oil Products	500,000	—
Change in non cash working capital items	(15,007)	2,403,820

Net cash used in investing activities	(1,483,471)	(5,546,532)

Financing activities:
Proceeds from sale of common stock	—	1,790,948
Share issue costs	—	(162,215)
Minority shareholder advances	—	476,000
(Repayment of) Advances from minority interest	43,371	—
Proceeds from loans	291,945	—

Net cash provided by financing activities	335,316	2,104,733

Net cash flows from assets and liabilities held for sale	(26,885)	(93,728)

Net increase (decrease) in cash and cash equivalents	(280,158)	(2,840,649)
Cash and cash equivalents, beginning of period	1,598,304	5,891,038

Cash and cash equivalents, end of period	$1,318,146	$3,050,389

See accompanying notes to unaudited consolidated condensed financial statements.

PART I — FINANCIAL INFORMATION
CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 1.	Financial Statements Notes to Unaudited Consolidated Condensed Financial Statements

(1)	Basis of Presentation

The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, CanArgo) have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, in addition to recognising stock compensation expense, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2003.

Certain items in the consolidated condensed financial statements have been reclassified to conform to the current year presentation. There was no effect on net loss as a result of these reclassifications.

During 2002, the Company adopted the self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders’ equity.

The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery (see note 3 for a discussion of the possible restatement of the Company’s financial statements attributable to the Company’s interest in the Georgian American Oil refinery).

In August 2003, the Company adopted SFAS No. 123 Accounting For Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, effective as of January 1, 2003. The Company has elected to utilise the “prospective” method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 were adopted in the Company’s 2002 Annual Report on Form 10-K. A restatement of the Company’s first quarter results, the quarter in which the new accounting principle was adopted, is presented pursuant to SFAS 3 (see note 4). This change is estimated to decrease 2003 net income by approximately $276,507. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” unless they are repriced or modified.

Prior to 2003, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation.. Under Opinion No. 25, stock-based employee compensation cost was not recognized in net income when stock options granted had an exercise price equal, or greater, to the market value of the underlying common stock on the date of grant. In August 2003, effective January 1, 2003, the Company adopted the fair value recognition provisions of

SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the six month period ended June 30, 2003, and the six month period ended June 30, 2002:

Income statement had compensation cost for stock options been determined consistent with SFAS No. 123

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Net Loss as reported	$(1,010,798)	$(1,204,097)
Net Loss per common share — Basic and Diluted as reported	(0.01)	(0.01)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income reported	276,507	—
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	531,645	462,670

Pro forma Net Loss as if the fair value based method had been applied to all awards	(1,265,936)	(1,666,767)
Pro forma Net Loss per common share — Basic and Diluted as if the fair value based method had been applied to all awards	(0.01)	(0.02)

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the three month period ended June 30, 2003, and the three month period ended June 30, 2002:

Income statement had compensation cost for stock options been determined consistent with SFAS No. 123

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Net Loss as reported	$(103,728)	$(1,291,140)
Net Loss per common share — Basic and Diluted as reported	(0.00)	(0.01)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income reported under the intrinsic method	—	—
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	127,569	231,335

Pro forma Net Loss as if the fair value based method had been applied to all awards	(231,297)	(1,522,475)
Pro forma Net Loss per common share — Basic and Diluted as if the fair value based method had been applied to all awards	(0.00)	(0.02)

(2)	Need for Significant Additional Capital, Possible Impairment of Assets

Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. CanArgo believes that it will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in CanArgo’s oil and gas projects, although no firm funding commitments have been received and there can be no assurance that any such commitments will be obtained, or, if obtained, will be on commercially acceptable terms.

Ultimate realization of the carrying value of CanArgo’s oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. This is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, the ability to transport production at acceptable costs and the ability to market the oil and gas produced at or near world prices. In addition, CanArgo must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, CanArgo may not recover the carrying value of its oil and gas properties.

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

The consolidated financial statements of CanArgo do not give effect to any additional impairment in the value of CanArgo’s oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of CanArgo.

There is no assurance that external funds or financing will be available, and if available, will be offered on attractive or acceptable terms. Should such financing not be forthcoming and CanArgo should be unable to maintain its current positive cash flow or unable to sell some or all of its non-core assets, further cost reductions and additional funding will be required in order to remain a going concern.

(3)	Possible Restatement of Financial Statements

The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery. In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in Georgian American Oil Refinery, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of Georgian American Oil Refinery for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery’s results have been included in CanArgo’s consolidated financial statements since the date of acquisition.

The refinery began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

Since 2001 the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naptha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce “normal” grade gasoline for the local market.

Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on naptha and diesal sales remain in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery’s property, plant and equipment of approximately $3.5 million.

Minority interest share of losses recorded as of December 31, 2001 and June 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. U.S. generally accepted accounting principles specifically provide the following guidance in Accounting Research Bulletin No 51 Consolidated Financial Statements (“ARB51”) paragraph 15: In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the majority interest should be credited to the extent of such losses previously absorbed.

CanArgo is currently evaluating a number of options in respect of its future interest in the refinery and its previous accounting treatment of its minority interests. Should the Company not reach a satisfactory conclusion, and given the continuing uncertainty as to the ultimate recoverability of the carrying value of the refinery during 2003, the minority share of losses would have to be written down in the appropriate period which may result in restating prior period financial statements.

(4)	Restatement of Financial Statements for the three months ended March 31, 2003

In August 2003, the Company adopted SFAS No. 123 Stocked Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure-an amendment of FASB Statement No. 123. These standards require that SFAS No. 123 be implemented effectively the first day of the fiscal year in which it is adopted. Consequently, the Company is implementing the fair value recognition provisions of SFAS No. 148, on a prospective basis, effective January 1, 2003. Since the first quarter 2003 financial statements were already issued the Company is required to restate them to reflect implementation of this accounting principle (see restatement below). This change in accounting treatment increased net loss by $276,507 for the three month period ended March 31, 2003. A restatement of the Company’s first quarter results, the quarter in which the new accounting principle was adopted, is presented below:

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Financial Statements Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2003	2002

	(As restated)	(Audited)
ASSETS
Cash and cash equivalents	$1,894,567	$1,598,304
Accounts receivable	380,697	306,336
Inventory	152,348	185,924
Prepayments	293,781	211,623
Assets held for sale	8,223,686	8,095,947
Other current assets	173,830	175,951

Total current assets	$11,118,909	$10,574,085
Capital assets, net (including unevaluated amounts of $37,457,900 and $36,843,425, respectively)	60,144,348	59,702,525
Investments in and advances to oil and gas and other ventures — net	355,895	459,308

Total Assets	$71,619,152	$70,735,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,298,804	$871,996
Loans payable	380,000	—
Deferred revenue	2,000,000	1,500,000
Income taxes payable	61,000	61,000
Accrued liabilities	268,167	204,045
Liabilities held for sale	2,463,249	2,351,965

Total current liabilities	$6,471,220	$4,989,006

Provision for future site restoration	141,000	122,290

Minority interest in subsidiaries	3,502,050	3,519,342
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, par value $0.10 per share	9,735,620	9,735,620
Capital in excess of par value	145,427,982	145,151,475
Foreign currency translation adjustment	34,833	4,668
Accumulated deficit	(93,693,553)	(92,786,483)

Total stockholders’ equity	$61,504,882	$62,105,280

Total Liabilities and Stockholders’ Equity	$71,619,152	$70,735,918

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Financial Statements Consolidated Condensed Statements of Operations

	March 31,	March 31,
	2003	2002

	(As restated)	(Unaudited)
Operating Revenues from Continuing Operations:
Oil and gas sales	$1,141,458	$1,637,929
Other	—	1,243,505

	1,141,458	2,881,434

Operating Expenses:
Field operating expenses	319,178	595,976
Direct project costs	166,586	629,439
Selling, general and administrative	766,367	751,545
Non cash stock compensation expense	276,507	—
Depreciation, depletion and amortization	578,638	769,413

	2,107,276	2,746,373

Operating (Loss) Income from Continuing Operations	(965,818)	135,061

Other Income (Expense):
Interest, net	(2,304)	(4,519)
Other	1,205	(59,818)
Equity income (loss) from investments	21,515	(8,125)

Total Other Income (Expense)	20,416	(72,462)

Net (Loss) Income Before Minority Interest	(945,402)	62,599

Minority interest in income (loss) of consolidated subsidiaries	6,184	(81,575)

Net Loss from Continuing Operations	$(939,218)	$(18,976)

Net (Loss) Income from Discontinued Operations, net of taxes and minority interest	(9,142)	106,019
Cumulative effect of change in accounting principle	41,290	—

Net (Loss) Income	(907,070)	87,043

Other Comprehensive Income:
Foreign currency translation	30,165	—

Comprehensive (Loss) Income	$(876,905)	$87,043

Weighted average number of common shares outstanding	97,356,206	94,787,113

Net Loss Per Common Share — Basic and Diluted Before Cumulative Effect of Change in Accounting
- from continuing operations	$(0.01)	$0.00
- from discontinued operations	$(0.00)	0.00

Net Loss Per Common Share — Basic and Diluted	$(0.01)	$0.00

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Financial Statements Consolidated Condensed Statements of Cash Flows

	March 31,	March 31,
	2003	2002

	(As restated)	(Unaudited)
Operating activities:
Net (loss) from continued operations	(939,218)	(18,976)
Non cash stock compensation expense	276,507
Depreciation, depletion and amortization	578,638	769,413
Equity income from investments	(21,515)	8,125
Minority interest in (loss) income of consolidated subsidiaries	(6,184)	81,575
Changes in assets and liabilities:
Accounts receivable	(74,361)	(785,528)
Inventory	33,576	258,772
Prepayments	(47,071)	604,127
Other current assets	2,121	(656,139)
Accounts payable	426,808	1,186,926
Accrued liabilities	64,122	(63,342)

Net cash generated by operating activities	293,423	1,384,953

Investing activities:
Capital expenditures	(930,296)	(4,246,953)
Repayments from (Investments in and advances to) oil and gas and other ventures	124,928	(41,349)
Advance proceeds from the sale of CanArgo StandardOil Products	500,000	—
Change in non cash working capital items	(35,087)	1,143,541

Net cash used in investing activities	(340,455)	(3,144,761)

Financing activities:
Proceeds from sale of common stock	—	1,762,433
Share issue costs	—	(162,215)
Funds held in trust	—	(1,762,433)
Minority shareholder advances	—	445,000
(Repayment of) Advances from minority interest	(11,108)	—
Proceeds from loans	380,000	—

Net cash provided by financing activities	368,892	282,785

Net cash flows from assets and liabilities held for sale	(25,597)	(7,876)

Net increase (decrease) in cash and cash equivalents	296,263	(1,484,899)
Cash and cash equivalents, beginning of period	1,598,304	5,891,038

Cash and cash equivalents, end of period	$1,894,567	$4,406,139

Prior to 2003, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation. Under Opinion No. 25, stock-based employee compensation cost was not recognized in net income when stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. In August 2003, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002. The following table, prepared in accordance with SFAS No. 148, sets forth the income statement had compensation cost for stock options been determined consistent with SFAS No. 123 for the three month period ended March 31, 2003, and the three month period ended March 31, 2002:

Income statement had compensation cost for stock options been determined consistent with SFAS No. 123

	March 31,	March 31,
	2003	2002

	(As restated)	(Unaudited)
Net Loss as reported	$(907,070)	$87,043
Net Loss per common share — Basic and Diluted as reported	(0.01)	(0.00)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income reported	276,507	—
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	404,076	231,335

Net Loss as if the fair value based method had been applied to all awards	(1,034,639)	(144,292)
Net Loss per common share — Basic and Diluted as if the fair value based method had been applied to all awards	(0.01)	(0.00)

(5)	Asset Retirement Obligations

On January 1, 2003 CanArgo adopted FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset’s useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted. During 2003, CanArgo recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on the Company’s cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been $138,000 at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the Consolidated Balance Sheet in Provision for Future site restoration, was $145,000 at June 30, 2003. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

(6)	Foreign Operations

CanArgo’s current and future operations and earnings depend upon the results of CanArgo’s operations in the Republic of Georgia, Ukraine and Russia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on CanArgo’s financial position, results of operations and cash flows. The business environment in Ukraine, particularly as a result of less effective oil and gas legislation than there is in Georgia, makes investment somewhat more difficult. Also, the success of CanArgo’s operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo’s operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

(7)	Accounts Receivable

Accounts receivable at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Accounts Receivable before allowance for doubtful debts	1,219,983	958,257
Allowance for doubtful debts	(651,921)	(651,921)

	$568,062	$306,336

(8)	Inventory

Inventory at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Crude oil	$189,180	$158,896
Refined products	26,190	27,028

	$215,370	$185,924

(9)	Capital Assets, Net

Capital assets, net of accumulated depreciation and impairment, at June 30, 2003 and December 31, 2002 include the following:

	June 30,			December 31,
	2003			2002
	(Unaudited)			(Audited)

		Accumulated
		Depreciation	Net	Net
	Cost	and Impairment	Capital Assets	Capital Assets

Oil and Gas Properties
Proved properties	$34,108,419	$19,533,771	$14,574,648	$14,020,971
Unproved properties	37,448,582		37,448,582	36,843,425

	71,557,001	19,533,771	52,023,230	50,864,396
Property and Equipment
Oil and gas related equipment	11,818,736	3,908,028	7,910,708	8,203,963
Office furniture, fixtures and equipment and other	1,208,303	702,196	506,107	534,166

	13,027,039	4,610,224	8,416,815	8,738,129
Refining	4,154,216	4,054,216	100,000	100,000

TOTAL	$88,738,256	$28,198,211	$60,540,045	$59,702,525

Unproved property additions relate to CanArgo’s exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are located in the Republic of Georgia.

(10)	Investments in and Advances to Oil and Gas and Other Ventures

CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo’s net investment in and advances to oil and gas and other ventures at June 30, 2003 and December 31, 2002 is set out below:

	June 30,	December 31,
Investments in and Advances to Oil and Gas and Other Ventures	2003	2002

	(Unaudited)	(Audited)
Ukraine — Stynawske Field, Boryslaw
Through 45% ownership of Boryslaw Oil Company	$6,485,253	$6,524,121
Other Investments	75,000	75,000

Total Investments in and Advances to Oil and Gas and Other Ventures	$6,560,253	$6,599,121

Equity in Profit (Loss) of Oil and Gas and Other Ventures
Ukraine — Stynawske Field, Boryslaw	(723,050)	(680,020)

Cumulative Equity in Profit (Loss) of Oil and Gas And Other Ventures	$(723,050)	$(680,020)
Impairment — Stynawske Field, Boryslaw	(5,459,793)	(5,459,793)

Total Investments in and Advances to Oil and Gas and Other Ventures, Net of Equity Loss And Impairment	$377,410	$459,308

Under the terms of the license Boryslaw Oil Company holds in the Stynawske field, field operations were to be transferred to Boryslaw Oil Company effective January 1, 1999. As a result of prolonged negotiations, which created significant uncertainty as to CanArgo’s ability to raise funds for the project or enter into a satisfactory farm-out agreement on a timely basis, CanArgo recorded in the third quarter of 1999 an impairment charge of $5,459,793 against its entire investment in and advances to Boryslaw Oil Company.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met, however, Boryslaw Oil Company is seeking modifications to the licence to allow a proper assessment of the workovers and development plans completed to date. CanArgo’s advance to Boryslaw Oil Company of $500,000 has also been repaid in full at June 30, 2003. Boryslaw Oil Company has not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out or dispose of all or part of its interest in Boryslaw Oil Company. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo’s investment in and advances to Boryslaw Oil Company may be required.

CanArgo’s venture in Boryslaw Oil Company is in the development stage and accordingly, realization of this investment is dependent upon successful development of and ultimately cash flows from operations of the venture.

Other investments represent CanArgo’s 10% interest in a Caspian Sea exploration project.

(11)	Loans Payable

Loans payable of $291,945 at June 30, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, which a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan. The loan matures and is due to be paid off in full by February 2004.

(12)	Deferred Revenue

Deferred revenue as at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Prepaid sales	1,750,000	1,000,000
Advanced proceeds from the sale of subsidiary	1,000,000	500,000

	$2,750,000	$1,500,000

See note 19 for details of the sale of the subsidiary classified as discontinued operation.

(13)	Accrued Liabilities

Accrued liabilities at June 30, 2003 and December 31, 2002 include the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Professional fees	$61,000	$105,000
Other	247,645	99,045

	$308,645	$204,045

(14)	Minority Interest

In November 2002, CanArgo reached agreement with the other shareholders in CanArgo’s subsidiary, CanArgo Norio Limited (Norio), on increasing CanArgo’s interest in Norio. Under the agreement CanArgo’s interest increased from 50% to 64.2% in Norio and its existing Norio and North Kumisi production sharing agreement. As a result of the finalisation of respective equity interest, CanArgo’s interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of Norio. The nominal value of the final shares issued in Norio were $1,250 per share which gives a nominal value for Norio of $11,328,928 of which CanArgo’s share is $7,269,023 and the minority shareholders share is $4,059,875.

CanArgo Norio Limited (Norio) is consolidated in the accounts of CanArgo.

J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery. In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in Georgian American Oil Refinery, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of Georgian American Oil Refinery for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery’s results have been included in CanArgo’s consolidated financial statements since the date of acquisition.

The refinery began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

Since 2001 the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naptha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce “normal” grade gasoline for the local market.

Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on naptha and diesal sales remain in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery’s property, plant and equipment of approximately $3.5 million.

Minority interest share of losses recorded as at June 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. CanArgo are currently evaluating a number of options in respect of its future interest in the refinery. Should the Company not reach a satisfactory conclusion, and given the continuing uncertainty as to the ultimate recoverability of the carrying value of the refinery during 2003, the minority share of losses would have to be written down in the appropriate period.

(15)	Stockholders’ Equity

CanArgo Energy Corporation
Share Continuity

	Common Stock

	Number of
	Shares		Additional	Foreign		Total
	Issued and		Paid-In	Currency	Accumulated	Stockholders'
	Issuable	Par Value	Capital	Translation	Deficit	Equity

Total, December 31, 2002	97,356,206	$9,735,620	$145,151,475	$4,668	$(92,786,483)	$62,105,280
Current year adjustment				(24,081)		(24,081)
Issuance and repricing of options			276,507			276,507
Net loss					(1,010,798)	(1,010,798)

Total, June 30, 2003	97,356,206	$9,735,620	$145,427,982	$(19,413)	$(93,797,281)	$61,346,908

(16)	Net Loss Per Common Share

Basic and diluted net loss per common share for the three and six month periods ended June 30, 2003 and 2002 are based on the weighted average number of common shares outstanding during those periods. Options to purchase CanArgo’s common stock were outstanding at June 30, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 15,582,333 and 13,993,167, for the six months ended June 30, 2003 and June 30, 2002, respectively.

(17)	Commitments and Contingencies

Oil and Gas Properties and Investments in Oil and Gas Ventures

CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At June 30, 2003, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

The shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

In 2001 an agreement was reached to undertake a limited investment and development programme by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met; however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo’s investment in and advances to Boryslaw Oil Company may be required.

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

(18)	Segment Information

Operating revenues from continued operations for the six month periods ended June 30, 2003 and 2002 by geographical area were as follows:

	June 31,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$2,803,845	$2,463,444
Other
Eastern Europe	197,608	1,398,153

Total	$3,001,453	$3,861,597

Operating revenues from continued operations for the three month periods ended June 30, 2003 and 2002 by geographical area were as follows:

	June 31,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$1,662,387	$825,515
Other
Eastern Europe	197,608	154,648

Total	$1,859,995	$980,163

Other Eastern Europe operating revenue for the three month and six periods ended June 30, 2003 and 2002 relates to income from the provision of drilling services in Georgia.

Operating (loss) income from continued operations for the six month periods ended June 30, 2003 and 2002 by geographical area was as follows:

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$895,447	$1,841,009
Refining
Eastern Europe	(26,798)	(82,059)
Corporate and Other Expenses	(2,000,305)	(3,343,552)

Total Operating Loss	$(1,131,656)	$(1,584,602)

Operating (loss) income from continued operations for the three month periods ended June 30, 2003 and 2002 by geographical area was as follows:

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$562,731	$251,358
Refining
Eastern Europe	(14,107)	(106,790)
Corporate and Other Expenses	(714,462)	(1,864,231)

Total Operating Loss	$(165,838)	$(1,719,663)

Net (loss) income before minority interest from continuing operations for the six month periods ended June 30, 2003 and 2002 by geographic area was as follows:

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$895,447	$1,841,009
Refining
Eastern Europe	(32,095)	(259,254)
Corporate and Other Expenses	(1,974,387)	(2,973,108)

Net (Loss) Income Before Minority Interest	$(1,111,035)	$(1,391,353)

Net (loss) income before minority interest from continuing operations for the three month periods ended June 30, 2003 and 2002 by geographic area was as follows:

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Eastern Europe	$562,731	$326,954
Refining
Eastern Europe	(19,733)	(279,129)
Corporate and Other Expenses	(708,631)	(1,501,777)

Net (Loss) Income Before Minority Interest	$(165,633)	$(1,453,952)

Identifiable assets of continuing and discontinued operations as of June 30, 2003 and December 31, 2002 by business segment and geographical area were as follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Corporate
Eastern Europe	$114,386	$203,291
Western Europe (principally cash)	2,418,313	2,274,847

Total Corporate	2,532,699	2,478,138
Oil and Gas Exploration, Development and Production
Eastern Europe	60,440,048	59,602,525
Refining
Eastern Europe	100,000	100,000
Assets Held for Sale
Eastern Europe	8,048,150	7,536,677
Western Europe	566,865	559,270

Total Assets Held for Sale	8,615,015	8,095,947
Other Energy Projects
Eastern Europe	377,410	459,308

Total Identifiable Assets	$72,065,172	$70,735,918

(19)	Discontinued Operations

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to an unaffiliated company for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as “Assets held for sale” and “Liabilities held for sale” for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

The results of discontinued operations at June 30, 2003 and June 31, 2002 consisted of the following:

	June 30,	June 30,
	2003	2002

	(Unaudited)	(Unaudited)
Operating Revenues	4,316,275	3,255,634

(Loss) Income Before Income taxes and Minority Interest	105,877	324,038
Income Taxes	(19,733)	(50,474)
Minority Interest in Loss (Income)	(43,072)	(136,782)

Net Income from Discontinued Operation	$43,072	$136,782

Gross consolidated assets and liabilities of subsidiary held for sale that are included in “assets and liabilities held for sale” at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	13,331	37,948
Accounts receivable	230,964	243,529
Inventory	186,847	224,733
Other current assets	82,537	155,079
Capital assets, net	6,959,861	6,326,478
Investment in other ventures, net	574,610	548,910

	$8,048,150	$7,536,677

Liabilities held for sale:
Accounts payable	430,387	143,296
Current portion of long term debt	917,190	1,268,422
Income taxes payable	21,420	48,880
Long term debt	1,432,079	891,367

	$2,801,076	$2,351,965

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

Cash consideration received at June 30, 2003 in respect of this transaction was $1,000,000 and has been recorded in deferred revenue (see Note 12). The sale will be reflected on receipt of the final $3 million due by August 14, 2003, in accordance with the Sale and Purchase Agreement, although this date may be extended at the discretion of CanArgo. An early payment of $400,000 was made in July, 2003 at CanArgo’s request in order to fund the next horizontal development well on the Ninotsminda field. In return, the parties have entered into discussions on a reschedule for payment of the balance over a six month period from the end of September 2003. Any delayed payment shall accrue interest on a daily basis at the rate of 16% per annum. In any event, ownership in the asset will only transfer to Westrade Alliance on payment of the consideration in full.

In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements of $550,000 with a commercial lender in Georgia. As at June 30, 2003 $520,000 of these facilities were drawn of which $387,752 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans is to be repaid by June 2005. No company guarantees have been provided by CanArgo with respect to these loans.

In November 2001, CanArgo Standard Oil Products Limited entered into a $1,000,000 credit facility agreement, in May 2002 a further $240,000 credit facility agreement, in September 2002 a further $1,900,000 credit facility agreement, in February 2003 a further $400,000, and in June 2003 a further $350,000 with commercial lenders in Georgia and Greece to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn, in 2002 $180,000 of the second facility was drawn, in September 2002 the full amount of the third facility was drawn, in February 2003 the full amount of the fourth facility was drawn, and in June 2003 the full amount of the fifth facility was drawn. As at June 30, 2003, $2,349,269 of the total facility was outstanding. The loans bear interest between 13% and 18% per annum and are secured by the assets of petrol stations. The full amount of the first loan was repaid by March 2003, the second loan is to be repaid by November 2004, the third loan by July 2005, the fourth loan by August 2004, and the fifth loan by December 2003. No parent company guarantees have been provided by CanArgo with respect to these loans.

The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.

(20)	Stock Based Compensation Plans

For the year ended December 31, 2002 CanArgo had 6,734,501 share options outstanding with exercise prices in the range of $0.14 to $1.85 a share. During March 2003, CanArgo re-priced 5,117,501 fully vested options to an exercise price of US $0.10 to better align the option value with current CanArgo share price ($0.04 at the date of the re-pricing). In addition, during March 2003 CanArgo issued 1,589,166 new options at an exercise price of $0.10, which vested immediately and expire in 5 years.

In connection with the option transactions described in the preceding paragraph the Company recorded approximately $276,507 of stock-based employee compensation expense in the three months ended March 31, 2003 (as restated) and six months ended June 30, 2003 periods. The fair value of each stock option granted or repriced by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the period ended June 30, 2003 and the year ended December 31, 2002 dividend yield of 0.00%, risk-free interest rate of 2.91% for the period ended March 31, 2003, dividend yield of 0.00%, risk-free interest rate of 2.91% for the year ended December 31, 2002, the average expected lives of options of 5.0 years and volatility of 80.47% for the period ended March 31, 2003 and 80.47% for the year ended December 31, 2002.

(21)	Subsequent Events

On July 2, 2003 CanArgo announced that its subsidiary CanArgo Norio Limited had entered into a new Production Sharing Contract (PSC) for Blocks XIG and XIH (Mtskheta, Tetritskaro and Gardabani areas) in the Republic of Georgia. The licence was subsequently issued on 9 July 2003 for a period of 25 years. These areas are located adjacent to CanArgo’s existing acreage close to Tbilisi and cover in total some 485 km2. Under the terms of the PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement. The total commitment over the next four years is $350,000. This Agreement is expected to become effective before the end of the year following necessary bureaucratic procedures. The commercial terms of the PSA are similar to those governing CanArgo Norio’s other exploration areas.

On July, 7 2003 CanArgo announced that as part of its ongoing cost assessment it appointed new auditors. The new auditors are L J Soldinger Associates Ltd, a United States certified public accounting firm and a member of the American Institute of Certified Public Accountants Securities and Exchange Commission Practice Section. Saffery Champness, a firm of chartered accountants and registered auditors, will assist L J Soldinger Associates Ltd in its audit work in the British Isles.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Qualifying Statement With Respect To Forward-Looking Information

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” BELOW AND ELSEWHERE IN THIS REPORT.

Liquidity and Capital Resources

As of June 30, 2003, CanArgo had working capital of $4,122,000 compared to working capital of $5,585,000 as of December 31, 2002. The $1,463,000 decrease in working capital from December 31, 2002 to June 30, 2003 is principally due to a reduction in cash related to capital expenditures on the Ninotsminda project.

As a result of AES Gardabani withdrawing from the Participation Agreement with respect to the Cretaceous gas exploration programme and unexpected mechanical difficulties drilling exploration wells M11 at the Ninotsminda field and MK72 in the area covered by the Norio Production Sharing Agreement, and delays in testing well N100, capital expenditures exceeded initial estimates and production volumes available for sale were less than anticipated. These events resulted in lower than expected cash resources from which CanArgo could continue its development activities in Georgia. In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented with both direct project and general and administrative costs being reduced. These reductions together with the additional capital resources being generated by the successful horizontal production well, N4H, in the Ninotsminda field, the receipt of the final $3 million payment from the agreed sale of CanArgo’s interest in its retail operation CanArgo Standard Oil Products, the planned selective sale of certain non-core assets including CanArgo’s generator, and a portion or all of CanArgo’s drilling equipment, CanArgo should secure the working capital necessary to cover CanArgo’s immediate and near term funding requirements with respect to its activities in the Republic of Georgia and elsewhere.

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

In April 2001, CanArgo acquired Lateral Vector Resources Inc. (“LVR”) for total cash consideration of $3,421,000 which according to publicly available information at the time had concluded with Ukrnafta a Joint Investment Production Activity (JIPA) agreement to develop the Bugruvativske Field in Eastern Ukraine. Funding for the LVR acquisition was provided from existing cash resources.

In September 2002 CanArgo agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the existing JIPA for the development of the Bugruvativske field in Ukraine and reached an agreement with a local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in are that the local Ukrainian oil and gas company will invest approximately $3 million in the Bugruvativske field over the course of 12 months in order to drill two new wells and will bear the financial risk under the JIPA during this period. CanArgo can match up to the amount invested by the local Ukrainian oil and gas company, prior to 31 December 2003. Additionally, agreement has been reached with Ukrnafta, on revisions to the commercial terms of the JIPA. The revised JIPA provides that (assuming CanArgo matches the local Ukrainian oil and gas company’s initial expenditure) the financing risk shall be shared between CanArgo and a subsidiary of the local Ukrainian oil and gas company, IPEC. Ukrnafta shall be entitled to 25% of all net profits distributed to the parties to the JIPA and the remainder shall be shared between CanArgo and IPEC. Assuming that CanArgo matches the local Ukrainian oil and gas company’s initial expenditure, CanArgo will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). In the event that CanArgo decides not to invest in the project by 31 December 2003, it will receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

As of June 30, 2003, IPEC had transferred $1,000,000 to the JIPA account but operations under the JIPA have yet to commence due to disagreement between the operator and Ukrinafta on activities under the JIPA.

Initial costs in respect of CanArgo’s investment in the Bugruvativske field, through its direct investment in LVR, are included in “capital assets - unproved properties”. These costs will continue to be disclosed as unproved properties until CanArgo participates in the JIPA by investing an amount up to the cash contribution made by its JIPA partner, IPEC. Any contribution must be made prior to 31 December 2003, in order for CanArgo to participate in the existing JIPA.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of the final $3 million payment due in August 2003.

In April, 2003 successfully completed a horizontal well N4H, in the Ninotsminda Field, Georgia. The well, which is a horizontal sidetrack from an existing well bore in the Middle Eocene reservoir at approximately 2,356 metres. The horizontal production section extends for a total distance of 400 metres in the west central area of the field between the N4 and N9 wells. Following extensive production testing, the well was placed on production at a rate of over 1,000 barrels of oil per day, thus more than doubling field production. The current production from the well is approximately 1,250 barrels of oil per day.

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

In 2001 an agreement was reached to undertake a limited investment and development programme by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met; however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. CanArgo’s advance to Boryslaw Oil Company of $500,000 has also been repaid in full at March 31, 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out or dispose of all or part of its interest in Boryslaw Oil Company. If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo’s investment in and advances to Boryslaw Oil Company may be required.

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

While a considerable amount of infrastructure for the Ninotsminda, Bugruvativske and Stynawske fields has already been put in place, CanArgo cannot provide assurance that:

•	for the Bugruvativske and Stynawske fields, an adequate investment agreement and development plan can be put in place;

•	funding of field development plans will be timely;

•	that development plans will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.

To pursue existing projects beyond CanArgo’s immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional equity, project financing, debt financing and the participation of other oil and gas entities in CanArgo’s projects. Based on CanArgo’s past history of raising capital and continuing discussions, CanArgo believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms.

Should such funding not be forthcoming and CanArgo should be unable to maintain its current positive cash flow or unable to sell some or all of its non-core assets, further cost reductions and additional funding will be required in order for CanArgo to remain a going concern.

Development of the oil and gas properties and ventures in which CanArgo has interests involves multi-year efforts and substantial cash expenditures. Full development of CanArgo’s oil and gas properties and ventures will require the availability of substantial additional financing from external sources. CanArgo may also, where opportunities exist, seek to transfer portions of its interests in oil and gas properties and ventures to entities in exchange for such financing. CanArgo generally has the principal responsibility for arranging financing for the oil and gas properties and ventures in which it has an interest. There can be no assurance, however, that CanArgo or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing will be available on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

Ultimate realization of the carrying value of CanArgo’s oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

•	mobilization of equipment and personnel to implement effectively drilling, completion and production activities;

•	raising of additional finance;

•	achieving significant production at costs that provide acceptable margins;

•	reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and

•	the ability to market the oil and gas produced at or near world prices; and

•	the ability to repatriate profits on a reasonably acceptable basis.

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

Balance Sheet Changes

All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents decreased $280,000 to $1,318,000 at June 30, 2003 from $1,598,000 at December 31, 2002. The increase was primarily due to capital expenditure in the period, provided to fund the cost of drilling a new horizontal well, N4H, at the Ninotsminda field in Georgia.

Accounts receivable increased to $568,000 at June 30, 2003 from $306,000 at December 31, 2002. The increase is primarily a result of accounts receivable generated from oil and natural gas sales.

Inventory increased to $215,000 at June 30, 2003 from $186,000 at December 31, 2002 primarily as result of increased production of oil by Ninotsminda Oil Company. Approximately 39,000 barrels of oil were held in storage by Ninotsminda Oil Company at June 30, 2003 for sale to the Georgian domestic, regional or international market.

Prepayments increased to $268,000 at June 30, 2003 from $212,000 at December 31, 2002 as a result of payment of materials and services related to CanArgo’s exploration activities. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of discontinued operations and a 3 megawatt duel fuel power generator, increased by $519,000 to $8,615,000 at June 30, 2003 from $8,096,000 at December 31, 2002 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets decreased from $176,000 at December 31, 2002 to $163,000 at June 30, 2003.

Capital assets, net increased from $59,703,000 at December 31, 2002 to $60,540,000 at June 30, 2003, primarily as a result of investment of $2,093,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda production sharing contract.

Investments in and advances to oil and gas and other ventures, net deceased from $459,000 at December 31, 2002 to $377,000 at June 30, 2003. The decrease reflects repayment by Boryslaw Oil Company of CanArgo’s advances in 2003 partially offset by an increase in equity income related to CanArgo’s investment in Boryslaw Oil Company.

Accounts payable decreased to $814,000 at June 30, 2003 from $872,000 at December 31, 2002 primarily due to an absolute decrease in corporate payables.

Loans payable of $292,000 at June 30, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, that a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan.

Deferred revenue increased to $2,750,000 at June 30, 2003 from $1,500,000 at December 31, 2002 due to advanced proceeds received for the sale of CanArgo Standard Oil Products in the period, and further security received resulting from an oil sales agreement entered into during the quarter whereby the buyer increased the security payment to $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12 month period commencing August 2003. Proceeds received in respect of the CanArgo Standard Oil Products sale are $1,000,000 at June 30, 2003.

Accrued liabilities increased to $309,000 at June 30, 2003 from $204,000 at December 31, 2002 primarily due to notification of liabilities relating to 2001, 2002 and 2003 business rates payable on CanArgo’s London office, partially offset by a reduction in accrued professional fees.

Liabilities held for sale, in respect of discontinued operations, increased by $449,000 to $2,801,000 at June 30, 2003 from $2,352,000 at December 31, 2002 primarily due to increased accounts payables to suppliers related to the construction of petrol stations of CanArgo Standard Oil Products and an increase in bank loans payable, drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia. No parent company guarantees have been provided by CanArgo with respect to these loans.

Minority interest in continuing and discontinued subsidiaries increased by $28,000 to $3,547,000 at June 30, 2003 from $3,519,000 at December 31, 2002, due to minority interest shareholder’s share of income in the period.

The foreign currency translation is due to the Company adopted self-sustaining method of accounting for CanArgo Standard Oil Products. The adoption of the self-sustaining method was necessitated by the fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders’ equity.

Contractual Obligations and Commercial Terms

Our principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing contracts and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

Our production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio (Block XIc ) and North Kumisi Production

Sharing Agreement was concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm that the Ninotsminda production sharing contract and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

•	The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with Ninotsminda Oil Company thereunder;

•	the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and

•	the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to Ninotsminda Oil Company by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of existing production sharing contracts in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract.

In 2002 the Participation Agreement for the three well exploration programme on the Ninotsminda field with AES was terminated without AES earning any rights to any of the Ninotsminda field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene in the area covered by the Participation Agreement is discovered and produced, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7.5 million, representing their prior funding under the Participation Agreement.

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

At June 30, 2003, CanArgo had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards. As CanArgo develops current projects and undertakes other projects, it could incur significant additional obligations.

The second phase of the preliminary work programme under the Norio and North Kumisi production sharing agreement commenced in January 2002 with the first exploration well at a cost of up to $4.4 million of which CanArgo’s share of costs was $3.2 million. The State Agency for Oil and Gas Regulations in Georgia has confirmed that CanArgo has satisfied all drilling and work obligations under the terms of the Norio and Kumisi production sharing agreement. The well is currently suspended while CanArgo actively seeks partners for funding to deepen the well to the target zone.

The shareholders agreement with the other principal shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should Commercial Production (as defined in the Production Sharing Agreement) be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should Commercial Production from the Block from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period. These bonuses can be paid in restricted CanArgo shares at the discretion of CanArgo.

In 2001 an agreement was reached to undertake a limited investment and development program by June 2002 in respect of Boryslaw Oil Company to increase production and to meet certain work commitments under the Stynawske field licence. These obligations have not been fully met; however, Boryslaw Oil Company is seeking modifications to the licence agreement to allow a proper assessment of the workovers and development plans completed to date. CanArgo’s advance to Boryslaw Oil Company of $500,000 was repaid by June 30, 2003. Boryslaw Oil Company has so far not been given notice by the Ukrainian licensing body of early termination of the license. CanArgo is actively seeking to farm-out or dispose of all or part of its interest in Boryslaw Oil Company.

If Boryslaw Oil Company does not proceed with the Stynawske field development programme or if modifications to the current licence agreement cannot be obtained, it may be in breach of obligations it has with regard to the field license and an impairment charge against CanArgo’s investment in and advances to Boryslaw Oil Company may be required.

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

Results of Continuing Operations

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002

CanArgo recorded operating revenue from continuing operations of $3,001,000 during the six month period ended June 30, 2003 compared with $3,862,000 for the six month period ended June 30, 2002. The decrease is primarily attributable to lower other revenue being recorded in the six month period ended June 30, 2003. Other revenue for the six month period ended June 31, 2003 and 2002, represented the provision of drilling services in Georgia.

Ninotsminda Oil Company generated $2,804,000 of oil and gas revenue in the six month period ended June 30, 2003 compared with $2,463,000 for the six month period ended June 30, 2002 due principally to higher volume of sales resulting from increased production from the successful horizontal well completed in April 2003, partially offset by a lower average net sales price achieved in the period. Its net share of the 242,594 barrels (1,341 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 157,686 barrels. In the period, 12,977 barrels of oil were added to storage. For the six month period ended June 30, 2002, Ninotsminda Oil Company’s net share of the 124,684 barrels (788 barrels per day) of gross oil production was 92,745 barrels. The increase in production is due to the successful horizontal well completed at the Ninotsminda field in April 2003.

Ninotsminda Oil Company’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the first half of 2003 averaged $18.30 per barrel as compared with an average of $15.85 per barrel in the first half of 2002. Its net share of the 32,682 thousand cubic feet (mcf) of gas delivered was 21,411 mcf at an average net sale price of $1.55 per mcf of gas. For the six month period ended June 30, 2002, Ninotsminda Oil Company’s net share of the 692,700 mcf of gas delivered was 450,250 mcf at an average net sales price of $1.15 per mcf of gas.

CanArgo had other revenue of $1,398,000 for the six month period ended June 30, 2002 compared to other revenue of $198,000 for the six month period ended June 30, 2003. In 2003 and 2002, other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo’s rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The company subsequently established a well services subsidiary (Argonaut Well Services Limited) and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia. It will continue to bid in local tenders for drilling contracts in order to utilise drilling equipment not otherwise used in its own operations.

The operating loss from continuing operations for the six month period ended June 30, 2003 amounted to $1,132,000 compared with an operating loss of $1,585,000 for the six month period ended June 30, 2002. The decrease in operating loss is attributable primarily to increased oil and gas sales; reduced field operating costs; and

reduced selling, general and administrative expenses in the period, partially offset by non cash stock compensation expense, profit generated from a drilling services contract in 2002; and increased depreciation, depletion and amortization in the period.

Field operating expenses decreased to $645,000 for the six month period ended June 30, 2003 as compared to $879,000 for the six month period ended June 30, 2002. The decrease is primarily a result of a cost reduction programme initiated in the last quarter of 2002 at the Ninotsminda field, partially offset by increased activity at the Ninotsminda field in 2003.

Direct project costs decreased to $424,000 for the six month period ended June 30, 2003, from $982,000 for the six month period ended June 30, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs decreased to $1,491,000 for the six month period ended June 30, 2003, from $2,301,000 for the six month period ended June 30, 2002. The decrease is primarily as a result of a corporate cost reduction programme initiated in the last quarter of 2002, an allowance for a doubtful accounts of $275,000 from previous gas sales recorded in 2002, and an accrual for $125,000 with respect to closure costs including severance at the refinery recorded in 2002.

Non cash stock compensation expense increased to $277,000 for the six month period ended June 30, 2003, from nil for the six month period ended June 30, 2002 due to the Company, effective January 1, 2003, adopting the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The increase in depreciation, depletion and amortization expense to $1,296,000 for the six month period ended June 30, 2003 from $1,296,000 for the six month period ended June 30, 2002 is attributable principally to higher production resulting from the successful horizontal well at the Ninotsminda field completed in April, 2003.

CanArgo recorded net other income of $21,000 for the for the six month period ended June 30, 2003, as compared to net other income of $193,000 for the six month period ended June 30, 2002. This is primarily due to foreign exchange gains recorded in 2002 and lower equity income in the period.

Equity income from investments decreased to $43,000 for the six month period ended June 30, 2003 from an equity income of $91,000 for the six month period ended June 30, 2002 as a result of equity income from production and sales of crude oil by Boryslaw Oil Company.

The cumulative effect of the change in accounting principle of $41,000 for the six month period ended June 30, 2003 is a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The net loss from continuing operations of $1,095,000 or $0.01 per share for the six month period ended June 30, 2003 compares to net loss from continuing operations of $1,341,000 or $0.01 per share for the six month period ended June 30, 2002. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2003 than during the six month period ended June 30, 2002, due in large part to private placements in February and May 2002.

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002

CanArgo recorded operating revenue from continuing operations of $1,860,000 during the three month period ended June 30, 2003 compared with $980,000 for the three month period ended June 30, 2002. The increase is primarily attributable to higher oil and gas revenues being recorded in the three month period ended June 30, 2003. Other revenue for the three month period ended June 30, 2003 and for the three month period June 30, 2002, represented the provision of drilling services in Georgia.

Ninotsminda Oil Company generated $1,662,000 of oil and gas revenue in the three month period ended June 30, 2003 compared with $826,000 for the three month period ended June 30, 2002 due principally to higher volume of sales resulting from increased production from the successful horizontal well completed in April 2003, and a higher average net sales price achieved in the period. Its net share of the 176,815 barrels (1,943 barrels per day) of gross oil production for sale from the Ninotsminda field in the period amounted to 114,930 barrels. In the period, 6,267 barrels of oil were added to storage. For the three month period ended June 30, 2002, Ninotsminda Oil Company’s net share of the 69,310 barrels (753 barrels per day) of gross oil production was 45,052 barrels. The increase in production is due to the successful horizontal well completed at the Ninotsminda field in April 2003.

Ninotsminda Oil Company’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the second quarter of 2003 averaged $16.22 per barrel as compared with an average of $15.18 per barrel in the second quarter of 2002. Its net share of the 3,497 thousand cubic feet (mcf) of gas delivered was 2,441 mcf at an average net sale price of $3.70 per mcf of gas. For the three month period ended June 30, 2002, Ninotsminda Oil Company’s net share of the 41,000 mcf of gas delivered was 26,000 mcf at an average net sales price of $1.25 per mcf of gas.

CanArgo had other revenue of $198,000 for the three month period ended June 30, 2003 compared compared with $155,000 for the three month period ended June 30, 2002. In 2002, other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo’s rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The company subsequently established a well services subsidiary (Argonaut Well Services Limited) and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia. It will continue to bid in local tenders for drilling contracts in order to utilise drilling equipment not otherwise used in its own operations.

The operating loss from continuing operations for the three month period ended June 30, 2003 amounted to $166,000 compared with operating loss of $1,720,000 for the three month period ended June 30, 2002. The decrease in operating loss is attributable primarily to increased oil and gas sales; reduced selling, general and administrative expenses in the period, partially offset by increased field operating expenses, and increased depreciation, depletion and amortization in the period.

Field operating expenses increased to $326,000 for the three month period ended June 30, 2003 as compared to $283,000 for the three month period ended March 31, 2002. The increase is primarily a result of increased activity and increased production at the Ninotsminda field.

Direct project costs decreased to $258,000 for the three month period ended June 30, 2003, from $352,000 for the three month period ended March 31, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs decreased to $725,000 for the three month period ended June 30, 2003, from $1,549,000 for the three month period ended June 30, 2002. The decrease is primarily as a result of a corporate cost reduction programme initiated in the last quarter of 2002, an allowance for a doubtful accounts of $275,000 from previous gas sales recorded in 2002, and an accrual for $125,000 with respect to closure costs including severance at the refinery recorded in 2002.

The increase in depreciation, depletion and amortization expense to $717,000 for the three month period ended June 30, 2003 from $515,000 for the three month period ended June 30, 2002 is attributable principally to higher production resulting from the successful horizontal well at the Ninotsminda field completed in April, 2003.

CanArgo recorded nil other income (expense) for the for the three month period ended June 30, 2003, as compared to net other income of $266,000 for the three month period ended June 30, 2002. This is primarily due to foreign exchange gains recorded in 2002 and lower equity income in the period.

Equity income from investments decreased to $22,000 for the three month period ended June 30, 2003 from an equity income of $99,000 for the three month period ended March 31, 2002 as a result of decreased equity income from production and sales of crude oil by Boryslaw Oil Company.

The net loss from continuing operations of $104,000 or $0.00 per share for the three month period ended June 30, 2003 compares to net loss from continuing operations of $1,291,000 or $0.01 per share for the three month period ended June 30, 2002. The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2003 than during the three month period ended June 30, 2002, due in large part to private placements in February and May 2002.

Results of Discontinued Operations

Six Month Period Ended June 30, 2003 Compared to Six Month Period Ended June 30, 2002

The net income from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2003 amounted to $43,000 compared with net income of $137,000 for the corresponding period in 2002. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo Standard Oil Products, and is due to more competitive operating margins for the six month period ended June 30, 2003 compared with the corresponding period in 2002 and interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia, offset partially by no depreciation charge for the six month period ended June 30, 2003 compared with the corresponding period in 2002 due to the operation being discontinued.

Three Month Period Ended June 30, 2003 Compared to Three Month Period Ended June 30, 2002

The net income from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2003 amounted to $52,000 compared with net income of $31,000 for the corresponding period in 2002. The increase in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo Standard Oil Products, and is due to higher volume of sales for the three month period ended June 30, 2003 compared with the corresponding period in 2002 and no depreciation charge for the three month period ended June 30, 2003 compared with the corresponding period in 2002 due to the operation being discontinued, partially offset by more competitive operating margins for the three month period ended June 30, 2003 compared with the corresponding period in 2002 and interest on additional short term bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

New Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”). This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The standard replaced the existing guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement became effective for CanArgo on January 1, 2003. CanArgo does not expect the adoption of this standard to have a material effect on its financial statements.

In August 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, effective January 1, 2003. The Statement provides for three methods of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of Accounting stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of the Statement were adopted in the Company’s 2002 Annual Report on Form 10-K. The Company adopted the fair value recognition provisions of SFAS No. 148, on a prospective basis, effective January 1, 2003. The Company will amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 to make conforming amendments in accordance with SFAS No. 148.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified became effective January 1, 2003. CanArgo does not expect the adoption of this standard to have a material effect on its financial statements. To date we have not entered into or modified any such guarantees.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

CanArgo does not have a majority of the equity in the entity that is the licensed developer of some projects, such as the Bugruvativske and Stynawske field projects, that CanArgo may pursue in Eastern Europe, even though we may be the designated operator of the oil or gas field. In these circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. As a result of all of the foregoing, among other matters, any forward-looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized. Demands by or expectations of governments, co-venturers, customers and others may affect CanArgo’s strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo’s participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

CanArgo’s ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require CanArgo to scale back or abandon part or all of CanArgo’s project development, capital expenditure, production and other plans. The availability of equity or debt financing to CanArgo or to the entities that are developing projects in which CanArgo has interests is affected by many factors, including:

•	world economic conditions;

•	international relations;

•	the stability and policies of various governments;

•	fluctuations in the price of oil and gas, the outlook for the oil and gas industry and competition for funds; and

•	an evaluation of CanArgo and specific projects in which CanArgo has an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.

The development of oil and gas properties is subject to substantial risks. Expectations regarding production, even if estimated by independent petroleum engineers, may prove to be unrealized. There are many uncertainties inherent in estimating production quantities and in projecting future production rates and the timing and amount of future development expenditures. Estimates of properties in full production are more reliable than production estimates for new discoveries and other properties that are not fully productive. Accordingly, estimates related to CanArgo’s properties are subject to change as additional information becomes available.

Most of CanArgo’s interests in oil and gas properties and ventures are located in Eastern European countries. Operations in those countries are subject to certain additional risks including the following:

•	enforceability of contracts;

•	currency convertibility and transferability;

•	unexpected changes in tax rates;

•	sudden or unexpected changes in demand for crude oil and or natural gas;

•	availability of trained personnel; and

•	availability of equipment and services and other factors that could significantly change the economics of production.

Production estimates are subject to revision as prices and costs change. Production, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions could affect CanArgo’s ability to proceed with or to effectively operate projects in various foreign countries.

Demands by, or expectations of governments, co-venturers, customers and others may affect CanArgo’s strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo’s participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

Possible Restatement of Financial Statements

The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery. In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in Georgian American Oil Refinery, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of Georgian American Oil Refinery for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of Georgian American Oil Refinery and Georgian American Oil Refinery became a subsidiary of CanArgo. Under purchase accounting, Georgian American Oil Refinery’s results have been included in CanArgo’s consolidated financial statements since the date of acquisition.

The refinery began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

Since 2001 the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naptha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce “normal” grade gasoline for the local market.

Currently only naptha, diesel and mazut can be produced and of these products, an excise tax on naptha and diesal sales remain in place. As a result of these taxes and the local market for naptha in the Republic of Georgia, CanArgo deemed production of naptha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. CanArgo continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery’s property, plant and equipment of approximately $3.5 million.

Minority interest share of losses recorded as of December 31, 2001 and June 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. U.S. generally accepted accounting principles specifically provide the following guidance in Accounting Research Bulletin No 51 Consolidated Financial Statements (“ARB51”) paragraph 15: In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the majority interest should be credited to the extent of such losses previously absorbed.

CanArgo is currently evaluating a number of options in respect of its future interest in the refinery and its previous accounting treatment of its minority interests. Should the Company not reach a satisfactory conclusion, and given the continuing uncertainty as to the ultimate recoverability of the carrying value of the refinery during 2003, the minority share of losses would have to be written down in the appropriate period which may result in restating prior period financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

CanArgo’s principal exposure to market risk is due to changes in oil and gas prices and currency fluctuations. As indicated elsewhere in this Report, as a producer of oil and gas CanArgo is exposed to changes in oil and gas prices as well as changes in supply and demand which could affect its revenues. CanArgo does not engage in any commodity hedging activities. Due to the ready market for its production in the Republic of Georgia, CanArgo does not believe that any current exposures from this risk will materially affect CanArgo’s financial position at this time, but there can be no assurance that changes in such market will not affect CanArgo adversely in the future.

Also as indicated elsewhere in this Report, because all of CanArgo’s operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments for its production, refining and marketing activities in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda field in the Republic of Georgia which provide for payment in dollars.

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

PART II — OTHER INFORMATION

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 4. Submission of Matters to a Vote of Security Holders

On June 10, 2003, the Annual Meeting of Stockholders was held at the Theatersalen, Hotel Continental, Oslo, Norway to elect four directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified. The matter was voted upon at the meeting, and the number of votes cast for, against or withheld, where applicable, is set forth below.

Proposal	Votes For	Votes Against	Votes Withheld

To elect Messr. David Robson to the Board of Directors	82,032,706	—	63,564
To elect Messr. Nils Trulsvik to the Board of Directors	82,032,706	—	63,564
To elect Messr. Russell Hammond to the Board of Directors	81,962,266	—	134,004
To elect Messr. Vincent McDonnell to the Board of Directors	81,962,266	—	134,004

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Escrow Agreement with Signature Stock Transfer, Inc. (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9, 1999).

1(2)	Selling Agent Agreement with each of Credifinance Securities Limited, David Williamson Associates Limited, and Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9, 1999).

1(3)	Escrow Agreement with Orkla Finans (Fondsmegling) ASA (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 9, 1999).

1(4)	Selling Agent Agreement with National Securities Corporation (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

1(5)	Escrow Agreement with Continental Stock Transfer & Trust Company (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

1(6)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002).

2(1)	Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated August 10, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

2(2)	Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K).

2(3)	Supplemental Deed Relating to the Sale and Purchase of All the Issued Share Capital of Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor (Incorporated herein by reference from September 30, 1997 Form 10-Q).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

2(5)	Amended and Restated Combination Agreement between Fountain Oil Incorporated and CanArgo Energy Inc. dated as of February 2, 1998 (Incorporated herein by reference from Form S-3 Registration Statement, File No. 333-48287 filed on September 9, 1998).

2(6)	Voting, Support and Exchange Trust Agreement (Incorporated herein by reference as Annex G from Form S-3 Registration Statement, File No. 333-48287 filed on September 9, 1998).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated herein by reference from July 15, 1998 Form 8-K).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

4(1)	Registration Rights Agreement between Registrant and JKX Nederland B.V. dated September 28, 2000, relating to purchase of 21.2% interest in Ninotsminda Oil Company (Incorporated herein by reference from July 20, 2000 Form 8-K).

*10(1)	Form of Option Agreement for options granted to certain persons, including Directors (Incorporated herein by reference from August 31, 1994 Form 10-KSB, filed by Electromagnetic Oil Recovery, Inc., the Company’s predecessor).

*10(2)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(3)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

10(4)	Agreement between Georgian American Oil Refinery Company and CanArgo Petroleum Products Ltd. dated September 26, 1998 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

10(5)	Terrenex Acquisition Corporation Option regarding CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on February 12, 1999).

10(6)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Navtobi Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

10(7)	Agreement on Financial Advisory Services between CanArgo Energy Corporation, Orkla Finans (Fondsmegling) A.S and Sundal Collier & Co. ASA dated December 8, 1999 (Incorporated herein by reference from December 28, 1999 Form 8-K).

10(8)	Form of Subscription Agreement (Incorporated herein by reference from December 28, 1999 Form 8-K).

10(9)	Agreement between CanArgo Energy Corporation and JKX Nederland BV dated January 19, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

10(10)	Agreement between Ninotsminda Oil Company and AES Gardabani dated March 10, 2000 (Incorporated herein by reference from December 31, 1999 Form 10-K).

10(11)	Term Sheet dated September 27, 2000 relating to sale of 15,660,916 shares of Registrant’s common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

10(12)	Form of Subscription Agreement relating to sale of 15,660,916 shares of the Registrant’s common stock (Incorporated herein by reference from July 20, 2000 Form 8-K).

10(13)	Subscription Agreement between Registrant and JKX Nederland B.V. dated September 15, 2000 relating to purchase of 21.2% interest in Ninotsminda Oil Company (Incorporated herein by reference from July 20, 2000 Form 8-K).

*10(14)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(15)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(16)	Agreement between CanArgo Energy Corporation and Roger Brittain dated August 18, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(17)	Employment Agreements between CanArgo Energy Corporation and Murray Chancellor dated September 22, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(18)	Employment Agreements between CanArgo Energy Corporation and Anthony Potter dated October 1, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

10(19)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

10(20)	Agreement between CanArgo Energy Corporation and Georgian British Oil Services Company dated November 10, 2000 relating to the purchase of 9.35% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

10(21)	Share Exchange Agreement between CanArgo Energy Corporation and Argonaut Oil and Gas Limited dated November 10, 2000, related to the purchase of 28.7% interest in Georgian American Oil Refinery (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(22)	Employment Agreements between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(23)	Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for

further development and further exploration of Bugruvativske Field (Incorporated herein by reference from June 30, 2001 Form 10-Q).

10(24)	Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from June 30, 2002 Form 10-Q)

10(25)	Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(26)	Stock sale purchase contract of IPEC between Lateral Vector Resources and Northern Industrial Development dated July 25, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(27)	Amendments of and Additions to Joint Investment Production Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(28)	Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(29)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(30)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(31)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

†10(32)	Crude Oil Sales Agreement dated May 5, 2003 (Incorporated herein by reference from June 30, 2003 Form 10-Q)

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2001 Form 10-Q)

25(1)	Power of attorney of certain signatories (Incorporated herein by reference from December 17, 2002 Form S1/A)

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

(b) Reports on Form 8 K:

The following current reports on form 8-K were filed during the quarter ended June 30, 2003.

On April 22, 2003 CanArgo announced the results of horizontal well N4H, in the Ninotsminda Field, Georgia.

On May 7, 2003 CanArgo announced the appointment of Mr Vincent McDonnell to the position of director on the Board of CanArgo.

On May 13, 2003 CanArgo furnished a copy of Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 whereby CanArgo reached agreement with Vazon Energy Limited on a deed of variation of the Management Services Agreement (MSA) under which Vazon Energy Limited supplied the services of Dr David Robson.

On June 17, 2003 CanArgo announced its first quarter results for 2003.

On June 30, 2003 CanArgo announced that its certifying accountant, PricewaterhouseCoopers LLP, resigned on June 23, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION

Date: August 19, 2003	By: /s/ Vincent McDonnell
Vincent McDonnell Chief Financial Officer