Form 10-Q
period 2003-09-30
CANARGO ENERGY CORP
filed 2003-11-14
CIK 310316

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2003



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

            CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles         GY1 3RR
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                                (44) 1481 729 980
                         (REGISTRANT'S TELEPHONE NUMBER)


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

           Yes     X             No
               __________           __________

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). [ ]

The number of shares of registrant's common stock outstanding on September 30, 2003 was 103,356,206.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                       ----
                PART 1. FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets                                                          3
         Consolidated Condensed Statements of Operations                                                4
         Consolidated Condensed Statements of Cash Flows                                                5
         Notes to Unaudited Consolidated Condensed Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                                                           22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     34

Item 4.  Controls and Procedures                                                                        34

                PART 2. OTHER INFORMATION:


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit Index                                                                              35
         (b) Reports on Form 8-K                                                                        38
Signatures                                                                                              39




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

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   Unaudited
                                                                        ----------------------------
                                                                       SEPTEMBER 30,     December 31,
                                                                           2003             2002
ASSETS                                                                  (UNAUDITED)       (AUDITED)
------                                                                 ------------      -----------
Cash and cash equivalents                                              $ 2 ,690,920     $  1,598,304
Accounts receivable                                                         233,345          306,336
Inventory                                                                   289,751          185,924
Prepayments                                                                 411,367          211,623
Assets held for sale                                                      8,982,564        8,095,947
Other current assets                                                        186,475          175,951
                                                                       ------------     ------------
    Total current assets                                               $ 12,794,422     $ 10,574,085

Capital assets, net (including unevaluated amounts of $37,011,743 and
$36,843,425, respectively)                                               60,595,949       59,702,525
Investments in and advances to oil and gas and other
ventures -- net                                                             463,469          459,308
                                                                       ------------     ------------

TOTAL ASSETS                                                           $ 73,853,840     $ 70,735,918
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                               $    612,141     $    871,996
Advance from joint venture partner                                          533,750               --
Loans payable                                                               167,536               --
Other liabilities                                                         3,850,000        1,500,000
Income taxes payable                                                         61,000           61,000
Accrued liabilities                                                         187,769          204,045
Liabilities held for sale                                                 3,049,269        2,351,965
                                                                       ------------     ------------
    Total current liabilities                                          $  8,461,465     $  4,989,006

Provision for future site restoration                                       147,000          122,290


Minority interest in subsidiaries                                         2,880,860        3,519,342
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $0.10 per share                                10,335,620        9,735,620
  Capital in excess of par value                                        145,520,060      145,151,475
  Foreign currency translation adjustment                                    (7,602)           4,668
  Accumulated deficit                                                   (93,483,563)     (92,786,483)
                                                                       ------------     ------------
    Total stockholders' equity                                         $ 62,364,515     $ 62,105,280
                                                                       ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 73,853,840     $ 70,735,918
                                                                       ============     ============


See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS -- UNAUDITED

                                                           Unaudited Three Months Ended    Unaudited Nine Months Ended
                                                           ----------------------------    ----------------------------
                                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                               2003            2002            2003            2002
                                                           ------------    ------------    ------------    ------------
Operating Revenues from Continuing Operations:
  Oil and gas sales                                         $ 2,468,029     $   696,406     $ 5,271,874     $ 3,159,850
  Other                                                          26,000              --         223,608       1,398,153
                                                            -----------     -----------     -----------     -----------
                                                              2,494,029         696,406       5,495,482       4,558,003
                                                            -----------     -----------     -----------     -----------
Operating Expenses:
  Field operating expenses                                      359,530         261,943       1,004,804       1,141,304
  Direct project costs                                          266,378         176,556         690,508       1,158,258
  Selling, general and administrative                           530,588         403,313       2,021,995       2,703,952
  Non cash stock compensation expense                                --              --         276,507              --
  Depreciation, depletion and amortization                    1,064,489         316,830       2,360,280       1,601,327
                                                            -----------     -----------     -----------     -----------
                                                              2,220,985       1,158,642       6,354,094       6,604,841
                                                            -----------     -----------     -----------     -----------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS              273,044        (462,236)       (858,612)     (2,046,838)
                                                            -----------     -----------     -----------     -----------
Other Income (Expense):
  Interest, net                                                 (15,168)         34,507         (21,047)         31,710
  Other                                                         (69,668)       (829,444)        (86,198)       (724,388)
  Equity income (loss) from investments                          86,059          45,495         129,089         136,485
                                                            -----------     -----------     -----------     -----------
TOTAL OTHER INCOME (EXPENSE)                                      1,223        (749,442)         21,844        (556,193)
                                                            -----------     -----------     -----------     -----------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                      274,267      (1,211,678)       (836,768)     (2,603,031)
                                                            ===========     ===========     ===========     ===========

Minority interest in income (loss) of consolidated
subsidiaries                                                      7,284         (52,774)         23,159          (2,300)
                                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                $   281,551     $(1,264,452)    $  (813,609)    $(2,605,331)
                                                            ===========     ===========     ===========     ===========
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES AND
MINORITY INTEREST                                                32,167          36,608          75,239         173,390
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  --              --          41,290              --
                                                            -----------     -----------     -----------     -----------
NET INCOME (LOSS)                                               313,718      (1,227,844)       (697,080)     (2,431,941)
                                                            ===========     ===========     ===========     ===========
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation                                   11,811         149,195         (12,270)         97,938
                                                            -----------     -----------     -----------     -----------
COMPREHENSIVE INCOME (LOSS)                                 $   325,529     $(1,078,649)    $  (709,350)    $(2,334,003)
                                                            ===========     ===========     ===========     ===========
  Weighted average number of
  common shares outstanding                                  99,117,076      97,356,206      97,949,613      96,479,984
                                                            -----------     -----------     -----------     -----------
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED BEFORE
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  - from continuing operations                              $      0.00     $     (0.01)    $     (0.01)    $     (0.03)
  - from discontinued operations                            $      0.00            0.00     $      0.00            0.00
                                                            -----------     -----------     -----------     -----------
NET LOSS PER COMMON SHARE -- BASIC AND DILUTED              $      0.00     $     (0.01)    $     (0.01)    $     (0.03)
                                                            -----------     -----------     -----------     -----------




See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                           Nine Months Ended
                                                                       ---------------------------
                                                                       SEPTEMBER 30,  September 30,
                                                                           2003            2002
                                                                       ------------    ------------
Operating activities:
  Net (loss) from continued operations                                 $   (813,609)   $ (2,605,331)
  Non cash stock compensation expense                                       276,507              --
  Depreciation, depletion and amortization                                2,360,280       1,601,327
  Equity income from investments                                           (129,089)       (136,484)
  Allowance for doubtful accounts                                                --         275,000
  Minority interest in (loss) income of consolidated subsidiaries           (23,159)          2,300
  Changes in assets and liabilities:
    Accounts receivable                                                      72,991       1,110,730
    Inventory                                                              (103,827)        208,185
    Prepayments                                                              13,516              --
    Other current assets                                                    (10,524)        (47,975)
    Accounts payable                                                       (259,855)        (48,009)
    Deferred revenue                                                        750,000       1,000,000
    Accrued liabilities                                                     (16,276)       (177,284)
                                                                       ------------    ------------
NET CASH GENERATED BY OPERATING ACTIVITIES                                2,116,955       1,182,459
                                                                       ------------    ------------

Investing activities:
  Capital expenditures                                                   (3,199,974)    (10,055,351)
  Acquisitions, net of cash acquired                                             --         (25,000)
  Repayments from (Investments in and advances to) oil and gas
  and other ventures                                                        124,928         225,058
  Advance proceeds from the sale of CanArgo Standard Oil
  Products                                                                1,300,000              --
  Advance proceeds from the sale of CanArgo Petroleum Products
  Limited                                                                   300,000              --
  Change in non cash working capital items                                 (213,260)      1,789,202
                                                                       ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                    (1,688,306)     (8,066,091)
                                                                       ------------    ------------

Financing activities:
  Proceeds from sale of common stock                                             --       1,790,948
  Share issue costs                                                              --        (162,215)
  Advances from minority shareholder                                             --       1,373,954
  Advances from joint venture partner                                       533,750              --
  (Repayment of) Advances from minority interest                             76,755              --
  Proceeds from loans                                                       167,536              --
                                                                       ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   778,041       3,002,687

NET CASH FLOWS FROM ASSETS AND LIABILITIES HELD FOR SALE                   (114,074)       (299,802)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,092,616      (4,180,747)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,598,304       5,891,038
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  2,690,920    $  1,710,291
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

         The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery (see note 3 for a discussion of the possible restatement of the Company's financial statements attributable to the Company's interest in the Georgian American Oil Refinery).

         In August 2003, the Company adopted SFAS No. 123 Accounting For Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, effective as of January 1, 2003. The Company has elected to utilise the "prospective" method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of SFAS No. 148 were adopted in the Company's 2002 Annual Report on Form 10-K. This change is estimated to decrease 2003 net income by approximately $276,507. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," unless they are re-priced or modified.

         Prior to 2003, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation. Under Opinion No. 25, stock-based employee compensation cost was not recognized in net income when stock options granted had an exercise price equal, or greater, to the market value of the underlying common stock on the date of grant. In August 2003, effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the nine month period ended September 30, 2003, and the nine month period ended September 30, 2002:





Income statement had compensation cost
for stock options been determined
consistent with SFAS No. 123

                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                           2003                2002
                                                       (UNAUDITED)         (UNAUDITED)
                                                      --------------     --------------
         Net Loss as reported                          $(697,080)         $(2,431,941)

         Net Loss per common share -- Basic and
         Diluted as reported                             (0.01)              (0.03)


         Add: Stock-based compensation cost, net
         of related tax effects, included in the
         determination of net income reported
                                                         276,507               --

         Less: Stock-based compensation cost,
         net of related tax effects, that would
         have been included in the determination
         of net income reported if the fair
         value based method had been applied to
         all awards                                      659,214             694,005

                                                      --------------     --------------
         Pro forma Net Loss as if the fair value
         based method had been applied to all
         awards                                        (1,079,787)         (3,125,946)

         Pro forma Net Loss per common share --
         Basic and Diluted as if the fair value
         based method had been applied to all
         awards                                          (0.01)              (0.03)

         The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the three month period ended September 30, 2003, and the three month period ended September 30, 2002:



         Income statement had compensation cost
         for stock options been determined
         consistent with SFAS No. 123

                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                          2003                2002
                                                       (UNAUDITED)         (UNAUDITED)
                                                     --------------     --------------
         Net Income (Loss) as reported                 $313,718          $(1,227,844)

         Net Loss per common share -- Basic and
         Diluted as reported                             0.00               (0.01)


         Add: Stock-based compensation cost, net
         of related tax effects, included in the
         determination of net income reported
         under the intrinsic method                       --                  --

         Less: Stock-based compensation cost,
         net of related tax effects, that would
         have been included in the determination
         of net income reported if the fair
         value based method had been applied to
         all awards                                     127,569             231,335
                                                     --------------     --------------

         Pro forma Net Loss as if the fair value
         based method had been applied to all
         awards                                         186,149           (1,459,179)

         Pro forma Net Loss per common share --
         Basic and Diluted as if the fair value
         based method had been applied to all
         awards                                          0.00               (0.01)




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


(3)      Possible Restatement of Financial Statements

         In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in Georgian American Oil Refinery LLC ("GAOR"), a Georgian limited liability company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of GAOR for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of GAOR and GAOR became a subsidiary of CanArgo. Under purchase accounting, GAOR's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

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

         Since 2001, the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naphtha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce "normal" grade gasoline for the local market.

         Currently only naphtha, diesel and mazut can be produced and of these products, an excise tax on naphtha and diesel sales remain in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, GAOR deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. GAOR continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million.

         Minority interest share of losses recorded as of December 31, 2001 and September 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. U.S. generally accepted accounting principles specifically provide the following guidance in Accounting Research Bulletin No 51 Consolidated Financial Statements ("ARB51") paragraph 15: In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the majority interest should be credited to the extent of such losses previously absorbed.

         CanArgo is currently evaluating a number of options in respect of its future interest in the refinery and its previous accounting treatment of its minority interests. Should the Company not reach a satisfactory conclusion, and given the continuing uncertainty as to the ultimate recoverability of the carrying value of the refinery during 2003, the minority share of losses would have to be written down by $1.3 million in the appropriate period, which may result in restating prior period financial statements.


(4)      Asset Retirement Obligations

         On January 1, 2003 CanArgo adopted FASB Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset's useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted. During 2003, CanArgo recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been $138,000 at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the Consolidated Balance Sheet in Provision for Future site restoration, was $147,000 at September 30, 2003. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

(5)      Foreign Operations

         CanArgo's current and future operations and earnings depend upon the results of CanArgo's operations in the Republic of Georgia, Ukraine and Russia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on CanArgo's financial position, results of operations and cash flows. The business environment in Ukraine, particularly as a result of less effective oil and gas legislation than there is in Georgia, makes investment somewhat more difficult. Also, the success of CanArgo's operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo's operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, terrorism, political conditions and restrictive regulations. See footnote 8 below for a discussion of CanArgo's sale of its interest in BOC.

 (6)     Accounts Receivable

         Accounts receivable at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                 SEPTEMBER 30,       December 31,
                                                                      2003              2002
                                                                  (UNAUDITED)         (Audited)
                                                                 ------------        -----------
         Accounts Receivable before allowance for doubtful debts  $ 885,266          $ 958,257
         Allowance for doubtful debts                              (651,921)          (651,921)
                                                                  ---------          ---------
                                                                  $ 233,345          $ 306,336
                                                                  =========          =========


(7)      Inventory

         Inventory at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                 SEPTEMBER 30,       December 31,
                                                                      2003               2002
                                                                  (UNAUDITED)         (Audited)
                                                                 ------------        -----------
         Crude oil                                                  $262,832           $158,896
         Refined products                                             26,919             27,028
                                                                    --------           --------
                                                                    $289,751           $185,924
                                                                    ========           ========


(8)      Capital Assets, Net

         Capital assets, net of accumulated depreciation and impairment, at September 30, 2003 and December 31, 2002 include the following:

                                                          SEPTEMBER 30,
                                                              2003                                December 31, 2002
                                                           (UNAUDITED)                                (Audited)
                                       -------------------------------------------------------    -----------------
                                                           ACCUMULATED
                                                           DEPRECIATION              NET                 NET
                                          COST            AND IMPAIRMENT        CAPITAL ASSETS     CAPITAL ASSETS
                                       -----------        --------------        --------------     --------------
OIL AND GAS PROPERTIES
  Proved properties                    $35,822,319           $20,308,772          $15,513,547        $14,020,971
  Unproved properties                   37,011,743                                 37,011,743         36,843,425
                                       -----------           -----------          -----------        -----------
                                        72,834,062            20,308,772           52,525,290         50,864,396

PROPERTY AND EQUIPMENT
  Oil and gas related                   11,685,361             4,148,028
  equipment                                                                         7,537,333          8,203,963
  Office furniture,
  fixtures and
  equipment and other                    1,224,917               791,591              433,326            534,166
                                       -----------           -----------          -----------        -----------
                                        12,910,278             4,939,619            7,970,659          8,738,129

REFINING                                 4,154,216             4,054,216              100,000            100,000
                                       -----------           -----------          -----------        -----------

TOTAL                                  $89,898,556           $29,302,607          $60,595,949        $59,702,525
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

 (9)     Investments in and Advances to Oil and Gas and Other Ventures

         CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures at September 30, 2003 and December 31, 2002 is set out below:




                                                                          SEPTEMBER 30,    December 31,
         INVESTMENTS IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES        2003            2002
                                                                           (UNAUDITED)      (Audited)
                                                                          ------------     -----------
          Ukraine -- Stynawske Field, Boryslaw
              Through 45% ownership of Boryslaw Oil Company                $ 6,485,253    $ 6,524,121
         Other Investments                                                      75,000         75,000
                                                                           -----------    -----------
         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES                                                  6,560,253      6,599,121
                                                                           -----------    -----------

         EQUITY IN PROFIT (LOSS) OF OIL AND GAS AND OTHER VENTURES

         Ukraine -- Stynawske Field, Borysl aw                                (636,991)      (680,020)
                                                                           -----------    -----------
         CUMULATIVE EQUITY IN PROFIT (LOSS) OF OIL AND GAS
         AND OTHER VENTURES                                                   (636,991)      (680,020)

         IMPAIRMENT -- STYNAWSKE FIELD, BORYSLAW                            (5,459,793)    (5,459,793)
                                                                           -----------    -----------

         TOTAL INVESTMENTS IN AND ADVANCES TO OIL AND GAS
         AND OTHER VENTURES, NET OF EQUITY LOSS AND IMPAIRMENT             $   463,469    $   459,308
                                                                           ===========    ===========



         In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company ("BOC"), the joint venture in West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw ("FOB"), CanArgo's wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged BOC's debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full payment had been received early and that CanArgo's interest in FOB had been transferred to the buyer.


         Other investments represent CanArgo's 10% interest in a Caspian Sea exploration project.


(10)     Loans Payable


         Loans payable of $167,536 at September 30, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, which a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda Field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan. The loan matures and is due to be paid off in full by February 2004.

(11)     Other Liabilities


         Other liabilities as at September 30, 2003 and December 31, 2002 consisted of the following:


                                                                 SEPTEMBER 30,       December 31,
                                                                     2003              2002
                                                                  (UNAUDITED)         (Audited)
                                                                 ------------        -----------
         Prepaid sales                                            $1,750,000         $1,000,000
         Advanced proceeds from the sale of subsidiaries           2,100,000            500,000
                                                                  ----------         ----------

                                                                  $3,850,000         $1,500,000
                                                                  ==========         ==========


         See note 17 for details of the sale of the subsidiary classified as discontinued operation.


(12)     Accrued Liabilities

         Accrued liabilities at September 30, 2003 and December 31, 2002 include the following:

                                                                  SEPTEMBER 30,    December 31,
                                                                      2003             2002
                                                                   (UNAUDITED)      (Audited)
                                                                  ------------     -----------
         Professional fees                                         $ 30,000          $105,000
         Other                                                      157,769            99,045
                                                                   --------          --------

                                                                   $187,769          $204,045
                                                                   ========          ========


(13)     Minority Interest

         In November 2002, CanArgo reached agreement with the other shareholder in CanArgo's subsidiary, CanArgo Norio Limited ("CanArgo Norio"), and with third party investors on a financing arrangement to enable CanArgo Norio to commence drilling the MK-72 well on the Norio prospect. This agreement resulted in CanArgo's interest increasing from 50% to 64.2% in CanArgo Norio and in its existing Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia (the "Norio PSA"). As a result of the finalisation of respective equity interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of CanArgo Norio. The nominal value of the final shares issued in CanArgo Norio were $1,250 per share which gives a nominal value for CanArgo Norio of $11,328,928 of which CanArgo's share is $7,269,023 and the minority shareholders share was $4,059,905.

         In September 2003 CanArgo Norio signed a Farm-In agreement (the "Agreement") relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company ("Georgian Oil").

         CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption right under the Norio PSA. Georgian Oil is already a party to the Norio PSA as the commercial representative of the State.

         The Agreement, which is subject to Georgian regulatory approval, obligates Georgian Oil to pay up to US$2.0 million to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the "Option") exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$6.5 million.

         Co-incident with the Georgian Oil farm-in CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo shares to the minority interest holders in CanArgo Norio. 4.0% of these minority interests were owned by Provincial Securities Limited, a company which J.F. Russell Hammond, a non-executive director of CanArgo, is an investor advisor. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If the Option is exercised CanArgo would issue a further 3 million restricted shares to the minority interest holders. As well as the Norio PSA, CanArgo Norio also owns 100% of the contractor interest in the recently signed Block XIG and XIH Production Sharing Contract ("Tbilisi PSC"). Georgian Oil is not currently farming in to the Tbilisi PSC, which will remain solely with CanArgo Norio.

         CanArgo Norio is consolidated in the accounts of CanArgo.

         The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery. In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in GAOR, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of GAOR for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of GAOR and GAOR became a subsidiary of CanArgo. Under purchase accounting, GAOR's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

         The refinery began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

         Since 2001 the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naphtha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce "normal" grade gasoline for the local market.

         Currently only naphtha, diesel and mazut can be produced and of these products, an excise tax on naphtha and diesel sales remain in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, GAOR deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. GAOR continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million.

         Minority interest share of losses recorded as at September 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. CanArgo are currently evaluating a number of options in respect of its future interest in the refinery. Should the Company not reach a satisfactory conclusion, and given the continuing uncertainty as to the ultimate recoverability of the carrying value of the refinery during 2003, the minority share of losses would have to be written down in the appropriate period.

(14)     Stockholders' Equity


                                                 COMMON STOCK
                                           -------------------------
                                            NUMBER OF
                                             SHARES                      ADDITIONAL        FOREIGN                         TOTAL
                                            ISSUED AND                     PAID-IN         CURRENCY     ACCUMULATED   STOCKHOLDERS'
                                             ISSUABLE     PAR VALUE        CAPITAL       TRANSLATION      DEFICIT        EQUITY
                                           -----------   -----------    ------------     -----------   -------------  ------------
         TOTAL, DECEMBER 31, 2002           97,356,206   $ 9,735,620    $145,151,475     $   4,668     $(92,786,483)   $62,105,280

         Current year adjustment                                                           (12,270)                        (12,270)

         Issuance and repricing of options                                   276,507                                       276,507

         Issuance of Common Stock
         persuant to the purchase of 10.8%
         minority interest share of CanArgo
         Norio Limited                       6,000,000       600,000          92,078                                       692,078

         Net loss                                   --            --              --            --         (697,080)      (697,080)
                                           -----------   -----------    ------------     ---------     ------------    -----------
         TOTAL, SEPTEMBER 30, 2003         103,356,206   $10,335,620    $145,520,060     $  (7,602)    $(93,483,563)   $62,364,515
                                           ===========   ===========    ============     =========     ============    ===========

         In September 2003, CanArgo Norio signed a farm-in agreement (the "Agreement") relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company ("Georgian Oil"). Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo shares to the minority interest holders in CanArgo Norio. No additional shares were authorised during the period.


(15)     Net Loss Per Common Share

         Basic and diluted net loss per common share for the three and nine month periods ended September 30, 2003 and 2002 are based on the weighted average number of common shares outstanding during those periods. Options to purchase CanArgo's common stock were outstanding at September 30, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 15,189,591 and 13,993,167, for the nine months ended September 30, 2003 and September 30, 2002, respectively.


(16)     Commitments and Contingencies

         OIL AND GAS PROPERTIES AND INVESTMENTS IN OIL AND GAS VENTURES

         CanArgo has contingent obligations and may incur additional obligations, absolute and contingent, with respect to acquiring and developing oil and gas properties and ventures. At September 30, 2003, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company ("BOC"), the joint venture in West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw ("FOB"), CanArgo's wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged BOC's debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full payment had been received early and that CanArgo's interest in FOB had been transferred to the buyer. At September 30, 2003, CanArgo had the contingent obligation to issue an aggregate of 187,500 shares of its common stock, subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske field project.

         The shareholders agreement with the other shareholder of CanArgo Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Norio PSA from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period.

         In 2002, the Participation Agreement for the three well exploration programme on the Ninotsminda area with a subsidiary of the US power company AES was terminated without AES earning any rights to any of the Ninotsminda Field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced from the area covered by the Participation Agreement (Ninotsminda and Manavi areas), AES will be entitled to recover approximately $7.5 million, representing their prior funding under the Participation Agreement, by way of a rebate of 15% being paid to one of AES' associated companies, AES Georgia Gas Partner Ltd from future sub Middle Eocene gas sales where the gas was produced commercially from the sub Middle Eocene net of operating costs.

         On July 2, 2003 CanArgo announced that its subsidiary CanArgo Norio had entered into a new Production Sharing Contract (PSC) for Blocks XI(G) and XI(H) (Mtskheta, Tetritskaro and Gardabani areas), named the "Tbilisi PSC" in the Republic of Georgia. The licence was subsequently issued on 9 July 2003 for a period of 25 years. These areas are located adjacent to CanArgo's existing acreage close to Tbilisi and cover in total some 485 km(2). Under the terms of the Tbilisi PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is 29th September 2003. The total commitment over the next four years is $350,000. The commercial terms of the Tbilisi PSC are similar to those governing CanArgo Norio's other exploration areas.

         In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. In October 2003, CanArgo informed the authorities in Syria that it does not wish to continue with the exclusive negotiations for a PSC for Block XIX in that country. After careful assessment of the commercial terms being offered in this contract compared to CanArgo's other opportunities, it was decided to withdraw from this project. CanArgo had a contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award and ratification of the PSC for Block XIX. This contingent obligation has now lapsed.

         If Georgian Oil exercises the Option available to it under the terms of the Norio farm-in agreement signed in September 2003, CanArgo would issue a further 3 million restricted shares to the minority interest holders from whom CanArgo acquired an additional 10.8% interest in CanArgo Norio.

         NOC has a commitment to repay $$2.3m arising from security payments under oil sales agreements signed in May 2003 and October 2003. The security will be paid in oil commencing in August 2004.

(17)     Segment Information


         Operating revenues from continued operations for the nine month periods ended September 30, 2003 and 2002 by geographical area were as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                     $5,271,874        $3,159,850

         OTHER
           Eastern Europe                                                        223,608         1,398,153
                                                                              ----------        ----------
         TOTAL                                                                $5,495,482        $4,558,003
                                                                              ==========        ==========





         Operating revenues from continued operations for the three month periods ended September 30, 2003 and 2002 by geographical area were as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
           Eastern Europe                                                    $2,468,029         $696,406

         OTHER
           Eastern Europe                                                        26,000               --
                                                                             ----------         --------

         TOTAL                                                               $2,494,029         $696,406
                                                                             ==========         ========

         Other Eastern Europe operating revenue for the three month and six periods ended September 30, 2003 and 2002 relates to income from the provision of drilling services in Georgia.





         Operating income (loss) income from continued operations for the nine month periods ended September 30, 2003 and 2002 by geographical area was as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                   $ 2,325,622       $ 2,060,386

         REFINING
            Eastern Europe                                                       (35,657)           (5,053)

         CORPORATE AND OTHER EXPENSES                                         (3,148,577)       (4,102,171)
                                                                             -----------       -----------

         TOTAL OPERATING LOSS                                                $  (858,612)      $(2,046,838)
                                                                             ===========       ===========

         Operating income (loss) from continued operations for the three month periods ended September 30, 2003 and 2002 by geographical area was as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                   $ 1,430,175        $  219,377

         REFINING
            Eastern Europe                                                        (8,859)           77,006

         CORPORATE AND OTHER EXPENSES                                         (1,148,272)         (758,619)
                                                                             -----------        ----------

         TOTAL OPERATING (LOSS) INCOME                                       $   273,044        $ (462,236)
                                                                             ===========        ==========



         Net (loss) income before minority interest from continuing operations for the nine month periods ended September 30, 2003 and 2002 by geographic area was as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                   $ 2,325,622       $  1,616,824

         REFINING
            Eastern Europe                                                       (46,957)             5,680

         CORPORATE AND OTHER EXPENSES                                         (3,115,433)        (4,225,535)
                                                                             -----------       ------------

         NET (LOSS) INCOME BEFORE MINORITY INTEREST                          $  (836,768)      $ (2,603,031)
                                                                             ===========       ============



         Net (loss) income before minority interest from continuing operations for the three month periods ended September 30, 2003 and 2002 by geographic area was as follows:

                                                                            SEPTEMBER 30,     September 30,
                                                                                 2003              2002
                                                                             (UNAUDITED)        (Unaudited)
                                                                            ------------      ------------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Eastern Europe                                                   $ 1,430,175       $   (224,185)

         REFINING
            Eastern Europe                                                       (14,862)           264,934

         CORPORATE AND OTHER EXPENSES                                         (1,141,046)        (1,252,427)
                                                                             -----------       ------------

         NET (LOSS) INCOME BEFORE MINORITY INTEREST                          $   274,267       $ (1,211,678)
                                                                             ===========       ============

         Identifiable assets of continuing and discontinued operations as of September 30, 2003 and December 31, 2002 by business segment and geographical area were as follows:


                                               SEPTEMBER 30, September 30,
                                                   2003          2002
                                               (UNAUDITED)   (Unaudited)
                                               ------------  ------------
         CORPORATE
           Eastern Europe                      $   926,801   $   203,291
           Western Europe (principally cash)     2,885,057     2,274,847
                                               -----------   -----------
         TOTAL CORPORATE                         3,811,858     2,478,138

         OIL AND GAS EXPLORATION,
         DEVELOPMENT AND PRODUCTION
           Eastern Europe                       60,495,949    59,602,525

         REFINING
           Eastern Europe                          100,000       100,000

         ASSETS HELD FOR SALE
            Eastern Europe                       8,373,706     7,536,677
            Western Europe                         608,859       559,270
                                               -----------   -----------
         TOTAL ASSETS HELD FOR SALE              8,982,564     8,095,947

         OTHER ENERGY PROJECTS
           Eastern Europe                          463,469       459,308
                                               -----------   -----------

         TOTAL IDENTIFIABLE ASSETS             $73,853,840   $70,735,918
                                               ===========   ===========

 (18)    Discontinued Operations

         In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to an unaffiliated company for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment. Although the original date for final payment was in August 2003, CanArgo agreed to a rescheduling of payments with the final payment now due in June 2004. To date $2 million has been received and the outstanding balance is subject to interest payable monthly at an annual rate of 16%. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

         The results of discontinued operations at September 30, 2003 and September 30, 2002 consisted of the following:

                                                                              SEPTEMBER 30,      September 30,
                                                                                   2003               2002
                                                                               (UNAUDITED)         (Unaudited)
                                                                              ------------       ------------
         Operating Revenues                                                      7,094,118          5,086,458

         (Loss) Income Before Income taxes and Minority Interest                   190,067            367,174
         Income Taxes                                                               39,589             20,394
         Minority Interest in Loss (Income)                                        (75,239)          (173,390)
                                                                                ----------         ----------
         Net Income from Discontinued Operation                                 $   75,239         $  173,390
                                                                                ==========         ==========

         Gross consolidated assets and liabilities of subsidiary held for sale that are included in "assets and liabilities held for sale" at September 30, 2003 and December 31, 2002 consisted of the following:

                                                                                SEPTEMBER 30,     December 30,
                                                                                   2003              2002
                                                                                (UNAUDITED)        (Unaudited)
                                                                                ------------      ------------
         Assets held for sale:
         Cash and cash equivalents                                                   7,892             37,948
         Accounts receivable                                                       399,695            243,529
         Inventory                                                                 427,554            224,733
         Other current assets                                                      204,799            155,079
         Capital assets, net                                                     6,758,977          6,326,478
         Investment in other ventures, net                                         574,789            548,910
                                                                                ----------         ----------
                                                                                $8,373,706         $7,536,677
                                                                                ==========         ==========

         Liabilities held for sale:
         Accounts payable                                                           21,643            143,296
         Current portion of long term debt                                       1,217,524          1,268,422
         Income taxes payable                                                       42,802             48,880
         Long term debt                                                          1,767,300            891,367
                                                                                ----------         ----------
                                                                                $3,049,269         $2,351,965
                                                                                ==========         ==========



         Investments in other ventures include three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site is now consolidated in the results of CanArgo Standard Oil Products, above.

         Cash consideration received at September 30, 2003 in respect of this transaction was $1,800,000 and has been recorded in other liabilities (see Note 11), a further $200,000 was received in October 2003. The sale will be reflected on payment of the consideration in full plus any interest due which is now expected to be in June 2004. In any event, ownership in the asset will only transfer to Westrade Alliance on payment of the consideration in full.

         In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements of $550,000 with a commercial lender in Georgia. As at September 30, 2003 $520,000 of these facilities were drawn of which $326,245 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans is to be repaid by June 2005. No company guarantees have been provided by CanArgo with respect to these loans.

         In November 2001, CanArgo Standard Oil Products Limited entered into a $1,000,000 credit facility agreement, in May 2002, a further $240,000 credit facility agreement, in September 2002, a further $1,900,000 credit facility agreement, in February 2003, a further $400,000, in June 2003, a further $350,000 and in August 2003, a further $1,500,000 with commercial lenders in Georgia and Greece to fund further expansion of its petrol station network. In 2001, the full amount of the first facility was drawn, in 2002 $180,000 of the second facility was drawn, in September 2002, the full amount of the third facility was drawn, in February 2003, the full amount of the fourth facility was drawn, in June 2003, the full amount of the fifth facility was drawn and in August 2003, the full amount of the sixth facility was drawn. As at September 30, 2003, $2,927,100 of the total facility was outstanding. The loans bear interest between 13% and 18% per annum and are secured by the assets of petrol stations. The full amount of the first loan was repaid by March 2003, the second loan is to be repaid by November 2004, the third loan by July 2005, the fourth loan by August 2004, the fifth loan by December 2003 and the sixth by August 2008. No parent company guarantees have been provided by CanArgo with respect to these loans.

         The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.

         In September 2003, CanArgo entered into a conditional agreement to sell its interest in BOC. See footnotes 9 and 16 above.


(19)     Stock Based Compensation Plans

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

         In connection with the option transactions described in the preceding paragraph the Company recorded approximately $276,507 of stock-based employee compensation expense in the three months ended March 31, 2003 (as restated) and nine months ended September 30, 2003 periods. The fair value of each stock option granted or re-priced by CanArgo was calculated using the Black-Scholes option-pricing model applying the following weighted-average assumptions for the period ended September 30, 2003 and the year ended December 31, 2002 dividend yield of 0.00%, risk-free interest rate of 2.91% for the period ended September 31, 2003, dividend yield of 0.00%, risk-free interest rate of 2.91% for the year ended December 31, 2002, the average expected lives of options of
         5.0 years and volatility of 80.47% for the period ended September 30, 2003 and 80.47% for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, CanArgo had working capital of $4,333,000 compared to working capital of $5,585,000 as of December 31, 2002. The $1,252,000 decrease in working capital from December 31, 2002 to September 30, 2003 is principally due to a reduction in cash related to capital expenditures on the Ninotsminda project.

In order to preserve available cash resources while still maintaining essential field operations and development activities in Georgia, a significant cost reduction plan was implemented through the end of 2002 and into 2003 with both direct project and general and administrative costs being reduced. These reductions together with the additional capital resources being generated by the successful horizontal production wells, N4H and N100H, in the Ninotsminda Field, the receipt of a further $1 million payment from the agreed sale of CanArgo's interest in its retail operation CanArgo Standard Oil Products with a further $2 million to be paid, the planned selective sale of certain non-core assets including CanArgo's generator for which $300,000 has now been received with a further $300,000 due before the end of the year, and a portion or all of CanArgo's drilling equipment, means CanArgo should secure the working capital necessary to cover CanArgo's immediate and near term funding requirements with respect to its currently planned development activities in the Republic of Georgia. CanArgo's principle development activities are carried out in Georgia through its wholly owned subsidiary Ninotsminda Oil Company Limited ("NOC").

In January 2003, in order to increase production at the Ninotsminda Field and further improve working capital, drilling of a new horizontal sidetrack well, N4H, commenced targeting an existing producing reservoir of Middle Eocene age. The well is a horizontal sidetrack from an existing well bore in the Middle Eocene reservoir at approximately 2,356 metres. The horizontal production section extends for a total distance of 400 metres in the west central area of the field between the N4 and N9 wells. The well was successfully completed and originally put on production at over 1,000 barrels of oil per day (bopd) in April 2003. It was later reduced to approximately 700 bopd to ensure optimal total production produced from the well. Drilling commenced on an additional horizontal sidetrack well, N100H, in August 2003. This well was successfully completed in September 2003. It was drilled along a similar orientation to the N4H well along the crestal part of the Ninotsminda Field where the most fracturing is believed to occur, and into an area of the reservoir that has not yet been drained. The well tested at rates of over 2,000 bopd and has been put on production at 1,300 bopd. This latest well is the largest producer in the Ninotsminda Field. Provided funds are available, immediate and near term development plans include the drilling of further production horizontal sidetracks on the Ninotsminda Field.

In May 2003, NOC entered into a new 12-month crude oil sales agreement whereby the buyer will provide a security payment of $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12-month period commencing August 2003. At the end of the 12 months, the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. This agreement replaces an existing crude oil sales agreement, where the buyer had already provided $1 million security. Following the success of the N100H well, NOC entered into a further oil sales agreement with the buyer for an additional monthly quantity of 2,500 metric tonnes of oil. The agreement is for a 12-month period and as security for payment and for having the option to lift oil on a monthly basis the buyer will provide additional security in the amount of $550,000. The security will be repaid in oil at the end of the contract period.

The exploration programme in Georgia is being progressed primarily through third party financing. In September 2003, drilling recommenced on the Manavi prospect M11 well following a farm-in by a local Georgian company. The M11 well was suspended in late 2002 following the withdrawal of the US power company AES from the project. The farm-in partner will receive a 50% share in any oil or gas produced from the well (the well only and not the structure) for investing funds to contribute to the finishing of the well. The well reached a total depth (TD) of 4,500 metres with the primary Cretaceous limestone target having been encountered at 4,348 metres. Drilling data and wireline logs indicate the presence of oil and gas in the Cretaceous limestone sequence and the well is currently being prepared for a testing programme to ascertain whether or not such hydrocarbons can be commercially produced. In addition, the wireline logs and drilling data indicate the presence of further hydrocarbons in the higher Middle Eocene sequence, which is the productive sequence in CanArgo's nearby Ninotsminda Field.

In September 2003, CanArgo Norio signed a farm-in agreement (the "Agreement") relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company ("Georgian Oil"). CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption rights under the Norio PSA. Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The Agreement, which is subject to Georgian regulatory approval, obligates Georgian Oil to pay up to US$2.0 million to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the "Option") exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$6.5 million. The well was suspended in 2002 due to lack of available funding at that time. To date $1 million has been advanced by Georgian Oil and the MK-72 well is expected to recommence drilling before the end of the year.

Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo shares to the minority interest holders in CanArgo Norio. 4.0% of these minority interests were owned by Provincial Securities Limited, a company which J.F. Russell Hammond, a non-executive director of CanArgo, is an investor advisor. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If the Option is exercised CanArgo would issue a further 3 million restricted shares to the minority interest holders.

In July 2003, CanArgo announced that its subsidiary, CanArgo Norio, had signed a Production Sharing Contract for Blocks XI(G) and XI(H) ("Tbilisi PSC") in the Republic of Georgia. The Contract was signed between CanArgo Norio (in which CanArgo currently has a 75% interest) and the Georgian State, represented by the State Agency for the Regulation of Oil and Gas Resources and the Georgian State oil company, Saknavtobi. CanArgo Norio views these blocks as having good potential, being adjacent to productive acreage. Under the terms of the PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Contract which is 29 September 2003. The total commitment over the next four years is $350,000. The commercial terms of the Tbilisi PSC are similar to those governing CanArgo Norio's other exploration areas. The abovementioned Georgian Oil farm-in to the Norio PSA does not apply to the Tbilisi PSC.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding for $4 million with legal ownership being transferred upon receipt of the final payment originally due in August 2003. CanArgo agreed subsequently to re-schedule this payment in return for, the purchaser, Westrade Alliance LLC, paying some of the funds early and paying interest on the outstanding balance at a an annual rate of 16% payable monthly. To date a total of $2 million has been received with a further $2 million to be paid by end of June 2004.

Through the acquisition in 2001 of 100% of the share capital of Lateral Vector Resources Inc. ("LVR") CanArgo gained certain rights in a Joint Investment Production Activity (JIPA) agreement for the incremental development of the Bugruvativske Field in Eastern Ukraine. In September 2002, LVR agreed terms with Ukrnafta, the Ukrainian State Oil Company, on revisions to the JIPA and reached an agreement with a local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in are that the local Ukrainian oil and gas company through its acquisition of IPEC (a party to the JIPA) would invest approximately $3 million in the Bugruvativske Field over the course of 12 months in order to drill two new wells whilst bearing the financial risk under the JIPA during this period. LVR can match up to the amount invested by IPEC prior to 31 December 2003. The revised JIPA provides that (assuming LVR matches IPEC's initial expenditure) LVR will be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested is less than that invested by IPEC). LVR has no obligation to invest in the JIPA, however in the event that LVR decides not to invest in the project by 31 December 2003 and IPEC has satisfied the terms of the farm-in, it will still receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project. As of September 30, 2003, IPEC had transferred only $1 million to the JIPA account and drilling operations under the JIPA have not yet commenced due to current disagreements that IPEC and LVR have with

Ukrnafta on activities under the JIPA. These disagreements have prevented IPEC from fulfilling the terms of the farm-in agreement and have subsequently delayed the date for fixing the participating interests of both IPEC and LVR in the JIPA. Initial costs in respect of CanArgo's investment in the Bugruvativske Field, through its direct investment in LVR, are included in "capital assets - unproved properties". These costs will continue to be disclosed as unproved properties until LVR participates in the JIPA by investing an amount up to the cash contribution made by its JIPA partner, IPEC.

In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company ("BOC"), the joint venture in West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw ("FOB"), CanArgo's wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged BOC's debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full payment had been received early and that CanArgo's interest in FOB had been transferred to the buyer. Management of CanArgo has concluded that the sale of CanArgo's interest in BOC does not constitute the disposition of a material asset of the Company.

While a considerable amount of infrastructure for the Ninotsminda and Bugruvativske Fields has already been put in place, CanArgo cannot provide assurance that:

     o for the Bugruvativske Field an adequate investment agreement and development plan can be put in place, or that the current disagreements with Ukrnafta can be resolved positively;
     o    funding of field development plans will be timely;
     o that development plans will be successfully completed or will increase production; or
     o that field operating revenues after completion of the development plan will exceed operating costs.

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

Ultimate realization of the carrying value of CanArgo's oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

o mobilization of equipment and personnel to implement effectively drilling, completion and production activities;
o    raising of additional finance;
o    achieving significant production at costs that provide acceptable margins;
o reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and
o    the ability to market the oil and gas produced at or near world prices; and
o    the ability to repatriate profits on a reasonably acceptable basis.

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

In October 2003, CanArgo announced that it had informed the authorities in Syria that it did not wish to continue with the exclusive negotiations for a Production Sharing Contract for Block XIX in that country. After careful assessment of the commercial terms being offered in this contract compared to CanArgo's other opportunities, it was decided to withdraw from this project.

BALANCE SHEET CHANGES

All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents increased $1,093,000 to $2,691,000 at September 30, 2003 from $1,598,000 at December 31, 2002. The increase was primarily due to additional cash generated from operating activities, advanced proceeds from the sale of subsidiaries and advanced funds from the joint venture partner in respect of the Norio farm-in agreement. These funds were offset by expenditure in the period, provided to fund the cost of drilling new horizontal wells N4H and N100H, at the Ninotsminda Field in Georgia.

Accounts receivable decreased to $233,000 at September 30, 2003 from $306,000 at December 31, 2002.

Inventory increased to $290,000 at September 30, 2003 from $186,000 at December 31, 2002 primarily as result of increased production of oil by NOC. Approximately 54,000 barrels of oil were held in storage by NOC at September 30, 2003 for sale to the Georgian domestic, regional or international markets.

Prepayments increased to $411,000 at September 30, 2003 from $212,000 at December 31, 2002 as a result of payment of materials and services related to CanArgo's exploration activities. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products operations and a 3 megawatt duel fuel power generator, increased by $887,000 to $8,983,000 at September 30, 2003 from $8,096,000 at December 31, 2002 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets increased from $176,000 at December 31, 2002 to $186,000 at September 30, 2003 due to a deposit payment for professional services.

Capital assets, net increased from $59,703,000 at December 31, 2002 to $60,596,000 at September 30, 2003, primarily as a result of investment of $3,083,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.

Investments in and advances to oil and gas and other ventures, net increased from $459,000 at December 31, 2002 to $463,000 at September 30, 2003. The
increase reflects an increase in equity income related to CanArgo's investment in BOC partially offset by repayment by BOC of CanArgo's advances in 2003.

Accounts payable decreased to $612,000 at September 30, 2003 from $872,000 at December 31, 2002 primarily due to an absolute decrease in corporate payables.

Advance from joint venture partner of $534,000 at September 30, 2003 relates to an initial receipt from Georgian Oil in accordance with the Norio farm-in agreement.

Loans payable of $168,000 at September 30, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, that a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda Field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan.

Other liabilities increased to $3,850,000 at September 30, 2003 from $1,500,000 at December 31, 2002 due to advanced proceeds received for the sale of CanArgo Standard Oil Products in the period, advance proceeds from the sale of a 3 megawatt duel fuel power generator and further security received resulting from an oil sales agreement entered into during the quarter whereby the buyer increased the security payment to $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12 month period commencing August 2003. Proceeds received in respect of the CanArgo Standard Oil Products sale are $1,800,000 at September 30, 2003.

Accrued liabilities decreased to $188,000 at September 30, 2003 from $204,000 at December 31, 2002 primarily due a reduction in accrued professional fees.

Liabilities held for sale, in respect of discontinued operations, increased by $697,000 to $3,049,000 at September 30, 2003 from $2,352,000 at December 31,
2002 primarily due to an increase in bank loans payable, drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia. No parent company guarantees have been provided by CanArgo with respect to these loans.

Minority interest in continuing and discontinued subsidiaries decreased by $638,000 to $2,881,000 at September 30, 2003 from $3,519,000 at December 31,
2002, due to CanArgo purchasing some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo in the period, offset partially by minority interest shareholder's share of income in the period.

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

Our production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio (Block XI(C)) and North Kumisi Production Sharing Agreement and the Block IX(G) and IX(H) Production Sharing Contract were concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm that the Ninotsminda Production Sharing Contract and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

o The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with NOC thereunder;
o the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and
o the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to NOC by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of existing production sharing contracts in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract. No challenge has been made to date.

In 2002, the Participation Agreement for the three well exploration programme on the Ninotsminda area with a subsidiary of the US power company AES was terminated without AES earning any rights to any of the Ninotsminda Field reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced from the area covered by the Participation Agreement (Ninotsminda and Manavi areas), AES will be entitled to recover approximately $7.5 million, representing their prior funding under the Participation Agreement, by way of a rebate of 15% being paid to one of AES' associated companies, AES Georgia Gas Partner Ltd from future sub Middle Eocene gas sales where the gas was produced commercially from the sub Middle Eocene net of operating costs.

In January 2003, CanArgo won exclusive rights to negotiate a Production Sharing Contract (PSC) for Block XIX in southern Syria. CanArgo had a contingent obligation to issue an aggregate of 333,000 stock options at a proposed exercise price of $0.17 per share, subject to the successful award and ratification of the PSC for Block XIX. Due to CanArgo's decision not to proceed in Syria, this contingent obligation has now lapsed.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At September 30, 2003, CanArgo had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards.

The second phase of the preliminary work programme under the Norio PSA commenced in January 2002 with the first exploration well at a cost of up to $4.4 million of which CanArgo's share of costs was $3.2 million. The State Agency for Oil and Gas Regulations in Georgia has confirmed that CanArgo Norio has satisfied all drilling and work obligations under the terms of the Norio PSA. The well is expected to recommence drilling before the end of this year following the Georgian Oil farm-in. The shareholders agreement with the other shareholder of CanArgo Norio calls for a bonus payment of $800,000 to be paid by CanArgo should Commercial Production (as defined in the Production Sharing Agreement) be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should Commercial Production from the Norio PSA from the Middle Eocene or older strata exceed 250 tonnes of oil per day over any 90 day period. These bonuses maybe paid in restricted CanArgo shares at the discretion of CanArgo.

In August 2002, NOC entered into a 12-month crude oil sales agreement to sell its monthly share of oil produced under the Ninotsminda PSC. As security for payment the buyer paid to NOC $1 million to be repaid at the end of the twelve-month period through the delivery of additional crude oil equal to the value of the security. In May 2003, the parties entered into a new oil sales agreement whereby the buyer increased the security payment to $1.75 million in return for the right to lift up to 5,000 metric tonnes of oil per month for the 12-month period commencing August 2003. At the end of the 12 months, the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. Under both agreements, crude oil will be sold at dated Brent less a fixed discount per barrel depending on the Brent price. The discount ranges from a minimum of $6.00 per barrel when the Brent quotation is less than $15.00 per barrel to a maximum $7.50 per barrel when dated Brent is greater than $25.01 per barrel. Following the success of the N100H well, NOC entered into a further oil sales agreement on similar commercial terms with the buyer for an additional monthly quantity of 2,500 metric tonnes of oil. This agreement is for a 12-month period and as security for payment and for having the option to lift oil on a monthly basis the buyer provided additional security in the amount of $550,000 during October 2003. The security will be repaid in oil at the end of the contract period.

If Georgian Oil exercises the Option available to it under the terms of the Norio farm-in agreement signed in September 2003, CanArgo would issue a further 3 million restricted shares to the minority interest holders from whom CanArgo acquired an additional 10.8% interest in CanArgo Norio.

RESULTS OF CONTINUING OPERATIONS

Nine month period Ended September 30, 2003 Compared to Nine month period Ended 30 September 30, 2002

CanArgo recorded operating revenue from continuing operations of $5,495,000 during the nine month period ended September 30, 2003 compared with $4,558,000 for the nine month period ended September 30, 2002. The increase is primarily attributable to higher oil and gas revenues, being partially offset by lower other revenue being recorded in the nine month period ended September 30, 2003. Other revenue for the nine month period ended September 30, 2003 and 2002, represented the provision of drilling services in Georgia.

NOC generated $5,272,000 of oil and gas revenue in the nine month period ended September 30, 2003 compared with $3,160,000 for the nine month period ended September 30, 2002 due to higher volume of sales resulting from increased production from the successful horizontal well completed in April 2003 and a higher average net sales price achieved in the period. Its net share of the 443,026 barrels (1,623 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 287,967 barrels. In the period, 21,509 barrels of oil were added to storage. For the nine month period ended September 30, 2002, NOC's net share of the 217,608 barrels (797 barrels per day) of gross oil production was 141,445 barrels. The increase in production is due to the successful horizontal well completed at the Ninotsminda Field in April 2003.

NOC's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the first nine months of 2003 averaged $19.46 per barrel as compared with an average of $16.61 per barrel in the first nine months of 2002. Its net share of the 84,535 thousand cubic feet (mcf) of gas delivered was 61,299 mcf at an average net sale price of $1.44 per mcf of gas. For the nine month period ended September 30, 2002, NOC's net share of the 143,233 mcf of gas delivered was 93,101 mcf at an average net sales price of $1.25 per mcf of gas.

CanArgo had other revenue of $1,398,000 for the nine month period ended September 30, 2002 compared to other revenue of $224,000 for the nine month period ended September 30, 2003. In 2003 and 2002, other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The company subsequently established a wholly owned well services subsidiary (Argonaut Well Services Limited) and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia. It will continue to bid in appropriate tenders for drilling contracts in order to utilise drilling equipment not otherwise used in its own operations.

The operating loss from continuing operations for the nine month period ended September 30, 2003 amounted to $859,000 compared with an operating loss of $2,047,000 for the nine month period ended September 30, 2002. The decrease in operating loss is attributable primarily to increased oil and gas sales; reduced field operating costs; and reduced selling, general and administrative expenses in the period, partially offset by non cash stock compensation expense, profit generated from a drilling services contract in 2002; and increased depreciation, depletion and amortization in the period.

Field operating expenses decreased to $1,005,000 for the nine month period ended September 30, 2003 as compared to $1,141,000 for the nine month period ended September 30, 2002. The decrease is primarily a result of a cost reduction programme initiated in the last quarter of 2002 at the Ninotsminda Field, partially offset by increased activity at the Ninotsminda Field in 2003.

Direct project costs decreased to $691,000 for the nine month period ended September 30, 2003, from $1,158.000 for the nine month period ended September 30, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs decreased to $2,022,000 for the nine month period ended September 30, 2003, from $2,704,000 for the nine month period ended September 30, 2002. The decrease is primarily as a result of a corporate cost reduction programme initiated in the last quarter of 2002, and not incurring $125,000 with respect to closure costs including severance at the refinery recorded in 2002.

Non cash stock compensation expense increased to $277,000 for the nine month period ended September 30, 2003, from nil for the nine month period ended September 30, 2002 due to the Company, effective January 1, 2003, adopting the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The increase in depreciation, depletion and amortization expense to $2,360,000 for the nine month period ended September 30, 2003 from $1,601,000 for the nine month period ended September 30, 2002 is attributable principally to higher production resulting from the successful horizontal well at the Ninotsminda Field completed in April, 2003.

CanArgo recorded net other income of $22,000 for the for the nine month period ended September 30, 2003, as compared to net other expense of $556,000 for the nine month period ended September 30, 2002. This is primarily due to due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio during 2002 and an allowance for doubtful accounts of $93,000 relating to the rental of CanArgo equipment during 2002.

Equity income from investments decreased to $129,000 for the nine month period ended September 30, 2003 from an equity income of $136.000 for the nine month period ended September 30, 2002 as a result of equity income from production and sales of crude oil by BOC.

The cumulative effect of the change in accounting principle of $41,000 for the nine month period ended September 30, 2003 is a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The net loss from continuing operations of $814,000 or $0.01 per share for the nine month period ended September 30, 2003 compares to net loss from continuing operations of $2,605,000 or $0.03 per share for the nine month period ended September 30, 2002. The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2003 than during the nine month period ended September 30, 2002, due in large part to private placements in February and May 2002, and the issuance of shares in September 2003 in respect of CanArgo purchasing some of the minority interests in CanArgo Norio.

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002

CanArgo recorded operating revenue from continuing operations of $2,494,000 during the three month period ended September 30, 2003 compared with $696,000 for the three month period ended September 30, 2002. The increase is primarily attributable to higher oil and gas revenues being recorded, as noted below, in the three month period ended September 30, 2003. Other revenue for the three month period ended September 30, 2003 and for the three month period September 30, 2002, represented the provision of drilling services in Georgia.

NOC generated $2,468,000 of oil and gas revenue in the three month period ended September 30, 2003 compared with $696,000 for the three month period ended September 30, 2002 due to higher volume of sales resulting from increased production from the successful horizontal well completed in April 2003 and a higher average net sales price achieved in the period. Its net share of the 200,432 barrels (2,179 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 130,281 barrels. In the period, 15,242 barrels of oil were added to storage. For the three month period ended September 30, 2002, NOC's net share of the 74,924 barrels (814 barrels per day) of gross oil production was 48,700 barrels. The increase in production is due to the successful horizontal well completed at the Ninotsminda Field in April 2003.

NOC's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the third quarter of 2003 averaged $20.97 per barrel as compared with an average of $20.28 per barrel in the third quarter of 2002. Its net share of the 51,656 thousand cubic feet (mcf) of gas delivered was 39,888 mcf at an average net sale price of $1.39 per mcf of gas. For the three month period ended September 30, 2002, NOC's net share of the 74,797 mcf of gas delivered was 48,618 mcf at an average net sales price of $1.27 per mcf of gas.

CanArgo had other revenue of $26,000 for the three month period ended September 30, 2003 compared compared with nil for the three month period ended September 30, 2002. Other revenue for the three month period ended September 30, 2003 represented the provision of drilling services in Georgia. The company established a wholly owned well services subsidiary (Argonaut Well Services Limited) and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia which is now completed. The company will continue to bid in appropriate tenders for drilling contracts in order to utilise drilling equipment not otherwise used in its own operations.

The operating income from continuing operations for the three month period ended September 30, 2003 amounted to $273,000 compared with operating loss of $462,000 for the three month period ended September 30, 2002. The decrease in operating loss is attributable primarily to increased oil and gas sales in the period.

Field operating expenses increased to $360,000 for the three month period ended September 30, 2003 as compared to $262,000 for the three month period ended September 30, 2002. The increase is primarily a result of increased activity and increased production at the Ninotsminda Field.

Direct project costs increased to $266,000 for the three month period ended September 30, 2003, from $177,000 for the three month period ended September 30, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs increased to $531,000 for the three month period ended September 30, 2003, from $403,000 for the three month period ended September 30, 2002. The increase is primarily due to a reclassification of an allowance for a $275,000 doubtful debt that was made in the second quarter of 2002. It was subsequently reclassified from Selling, general and administration to Other expenses in the third quarter of 2002. This was partially offset by a corporate cost reduction programme initiated in the last quarter of 2002.

The increase in depreciation, depletion and amortization expense to $1,064,000 for the three month period ended September 30, 2003 from $317,000 for the three month period ended September 30, 2002 is attributable principally to higher production resulting from the successful horizontal well at the Ninotsminda Field completed in April, 2003.

CanArgo recorded $1,000 other income for the for the three month period ended September 30, 2003, as compared to net other expense of $749,000 for the three month period ended September 30, 2002. This is primarily due to due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in CanArgo Norio during 2002 and an allowance for doubtful accounts of $93,000 relating to the rental of CanArgo equipment during 2002.

Equity income from investments increased to $86,000 for the three month period ended September 30, 2003 from an equity income of $45,000 for the three month period ended September 30, 2002 as a result of increased equity income from production and sales of crude oil by BOC.

Net income from continuing operations of $282,000 or $0.00 per share for the three month period ended September 30, 2003 compares to net loss from continuing operations of $1,264,000 or $0.01 per share for the three month period ended September 30, 2002. The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2003 than during the three month period ended September 30, 2002, due in large part to the issuance of shares in September 2003 in respect of CanArgo purchasing some of the minority interests in CanArgo Norio.



RESULTS OF DISCONTINUED OPERATIONS

Nine month period Ended September 30, 2003 Compared to Nine month period Ended September 30, 2002

The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2003 amounted to $75,000 compared with net income of $173,000 for the corresponding period in 2002. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo Standard Oil Products, and is due to more competitive operating margins for the nine month period ended September 30, 2003 compared with the corresponding period in 2002 and interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia, offset partially by no depreciation charge for the nine month period ended September 30, 2003 compared with the corresponding period in 2002 due to the operation being discontinued.

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002

The net income from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2003 amounted to $32,000 compared with net income of $37,000 for the corresponding period in 2002. The decrease in net income from discontinued operations, net of taxes and minority interest relates entirely to the activities of CanArgo Standard Oil Products, and is due to interest on additional short term bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia. Offset partially by higher volume of sales for the three month period ended September 30, 2003 compared with the corresponding period in 2002 and no depreciation charge for the three month period ended September 30, 2003 compared with the corresponding period in 2002 due to the operation being discontinued.


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

In August 2003, the Company adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, effective January 1, 2003. The Statement provides for three methods of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of Accounting stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of the Statement were adopted in the Company's 2002 Annual Report on Form 10-K. The Company adopted the fair value recognition provisions of SFAS No. 148, on a prospective basis, effective January 1, 2003. The Company will amend its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003 to make conforming amendments in accordance with SFAS No. 148.

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

CanArgo does not have a majority of the equity or in some cases any interest in the entity that is the operator under the licence of some projects for example, the Caspian and Bugruvativske projects. In these circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. As a result of all of the foregoing, among other matters, any forward-looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized. Demands by or expectations of governments, co-venturers, customers and others may affect CanArgo's strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect CanArgo's participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

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


POSSIBLE RESTATEMENT OF FINANCIAL STATEMENTS

The Company is currently evaluating its accounting treatment of minority interest in prior periods in respect of the refinery. In September 1998, CanArgo purchased for $1,000,000 a 12.9% equity interest in GAOR, a company which owns a small refinery located at Sartichala, Georgia. On November 12, 2000, CanArgo acquired a further 38.1% of the common stock of GAOR for Common Stock consideration valued at $1,666,575. On completion of the acquisition, CanArgo held 51% of the common stock of GAOR and GAOR became a subsidiary of CanArgo. Under purchase accounting, GAOR's results have been included in CanArgo's consolidated financial statements since the date of acquisition.

The refinery began operations in July 1998 and has a potential design capacity of approximately 4,000 barrels per day. Operating as a straight-run distillation unit it can potentially produce naphtha, diesel, fuel oil and kerosene. Further product expansion is possible with the addition of additives and or a catalytic reformer.

Since 2001 the refinery has not been operating. Since its acquisition, sales from the refinery have been negatively impacted by the imposition of restrictions and subsequent excise tax on feedstock and refined products. Although in April 2001, new legislation addressing indigenous refining activities was passed by the Republic of Georgia that removed or reduced excise taxes on feedstock and refined product, the refinery has since experienced unexpected product quality concerns which has effectively curtailed the enhancement of the basic product stream into gasoline. As a result, the refinery can only produce straight distillation products such as naphtha, diesel and mazut and not high octane gasoline as required by petrol stations. Due to the presence of excise tax on naphtha, there is limited economic demand for the product in Georgia, either as a feedstock for a separate refining company or for the blending with higher octane gasoline to produce "normal" grade gasoline for the local market.

Currently only naphtha, diesel and mazut can be produced and of these products, an excise tax on naphtha and diesel sales remain in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, GAOR deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of 2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. GAOR continues to monitor demand for products allowed to be produced by the refinery and is seeking changes to the legislation in support of indigenous refining activities, although no assurance can be given that such changes can be made. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million.

Minority interest share of losses recorded as of December 31, 2001 and September 30, 2003 exceed the overall minority share of shareholders equity by $1,250,063. U.S. generally accepted accounting principles specifically provide the following guidance in Accounting Research Bulletin No 51 Consolidated Financial Statements ("ARB51") paragraph 15: In the unusual case in which losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest should be charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the majority interest should be credited to the extent of such losses previously absorbed.

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

Also as indicated elsewhere in this Report, because all of CanArgo's operations are being conducted in Eastern Europe, CanArgo is potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which it operates. At present CanArgo does not engage in any currency hedging operations since, to the extent it receives payments for its production, refining and marketing activities in local currencies, it is utilizing such currencies to pay for its local operations. In addition, it currently has contracts to sell its production from the Ninotsminda Field in the Republic of Georgia which provide for payment in US dollars.

While CanArgo Standard Oil Products marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long term debt is denominated in US dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2003 would not have had a significant impact on operations.

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

 2(1)        Agreement Relating to the Sale and Purchase of All the Issued Share Capital of Gastron
             International Limited dated August 10, 1995 by and among Ribalta Holdings, Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor
             (Incorporated herein by reference from October 19, 1995 Form 8-K).
             [Still effective?]

2(2)         Supplemental Agreement Relating to the Sale and Purchase of All the Issued Share Capital
             of Gastron International Limited dated November 3, 1995 by and among Ribalta Holdings,
             Inc. as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as
             Warrantor (Incorporated herein by reference from October 19, 1995 Form 8-K). [Still effective?]

2(3)         Supplemental Deed Relating to the Sale and Purchase of All the Issued Share Capital of
             Gastron International Limited dated May 29, 1996 by and among Ribalta Holdings, Inc.
             as Vendor and Fountain Oil Incorporated as Purchaser, and John Richard Tate as Warrantor
             (Incorporated herein by reference from September 30, 1997 Form
             10-Q). [Still effective?]

2(4)         Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123
             and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from
             December 31, 1997 Form 10-K/A). [Still effective?]

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

10(24)       Crude Oil Sales Agreement dated August 13, 2002 (Incorporated herein by reference from
             September 30, 2002 Form 10-Q)

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

10(32)       Crude Oil Sales Agreement dated May 5, 2003

+10(33)      Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi
             Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company

+10(34)      Farm-in Agreement dated September 7, 2003 relating to the M11 well on the Manavi Cretaceous prospect within the Ninotsminda PSC area between Ninotsminda Oil Company Limited and Georgian
             British Oil Services Company Limited

+10(35)      Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw

21           List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

+33(1)       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy
             Corporation.

+31(2)       Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy
             Corporation.

+32          Section 1350 Certifications.

           (B)  Reports on Form 8-K:

           The following current reports on form 8-K were filed during the quarter ended September 30, 2003.

           On August 19, 2003, CanArgo announced its second quarter results for 2003.

           On September 4, 2003, CanArgo announced that it had signed a Farm-In Agreement relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company.

           On September 4, 2003, CanArgo announced the initial results of horizontal well N100H, in the Ninotsminda Field, Georgia.

           On September 8, 2003, CanArgo announced that drilling had recommenced on the Manavi prospect through a farm-in by a local Georgian oil and gas company.

           On September 30, 2003, CanArgo announced that it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in west Ukraine currently operating the Stynawske oilfield.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CANARGO ENERGY CORPORATION


Date: November 14, 2003                             By:   /s/Vincent McDonnell
                                                          --------------------

                                                    Vincent McDonnell
                                                    Chief Financial Officer