Form 10-K
CANARGO ENERGY CORP
filed 2004-04-09
CIK 310316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

          P.O. BOX 291, ST PETER PORT, GUERNSEY, BRITISH ISLES GY1 3RR
                    (Address of Principal Executive Offices)

      Registrant's telephone number, including area code: (44) 1481 729 980

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 105,798,421 shares outstanding as of February 29, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the Registrant's common stock held by-non-affiliates was approximately $16.5 million as of June 30, 2003, based upon the last reported sales price of such stock on the Over The Counter Bulletin Board on that date. For this purpose, the Registrant considers Dr. David Robson and Nils Trulsvik to be its only affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be issued in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART 1.

Item 1.  Business                                                                                  4
Item 2.  Properties                                                                               12
Item 3.  Legal Proceedings                                                                        27
Item 4.  Submission of Matters To a Vote of Security Holders                                      27

PART 2.

Item 5.  Market for Common Equity and Related Stockholder Matters                                 28
Item 6.  Selected Financial Data                                                                  29

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    31
Item 7a  Quantitative and Qualitative Disclosures about Market Risk                               50
Item 8   Financial Statements and Supplementary Data                                              51
Item 9   Changes and Disagreements with Accountants on Accounting and Financial Disclosure        51
Item 9a  Control and Procedures                                                                   51

PART III.

Item 10. Directors and Executive Officers of the Registrant                                       52
Item 11. Executive Compensation                                                                   52
Item 12. Security Ownership of Certain Beneficial Owners and Management                           52
Item 13. Certain Relationships and Related Transactions                                           52
Item 14. Principal Accounting Fees and Services                                                   52

PART IV.

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         53

                                     PART I

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbour" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo Energy Corporation ("CanArgo") and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed in Item 1. "Business - Risks Associated with CanArgo's Oil and Gas Activities", Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Annual Report on Form 10-K, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements.

In this Annual Report, "CanArgo" or the "company", "we", "us" and "our" refer to CanArgo Energy Corporation and, unless otherwise indicated by the context, our consolidated subsidiaries.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

We operate as an oil and gas exploration and production company and carry out our activities through a number of subsidiaries and associated companies. These companies are generally focused on one of our projects, and this structure assists in maintaining separate cost centers for these different projects.

Our principal activities are oil and gas exploration, development and production of oil and gas, principally in the Republic of Georgia, and to a lesser extent in Kazakhstan and Ukraine although in 2003 we approved a plan to dispose of our interests in Ukraine. However in late 2000 CanArgo also began to engage in oil and gas marketing and refining activities in Georgia. In November 2000, CanArgo acquired a 51% interest in Georgian American Oil Refinery company which owns a refurbished American refinery with a design capacity of approximately 4,000 barrels per day. Shortly thereafter, in December 2000, CanArgo expanded its interest in Georgia to include a 50% controlling interest in CanArgo Standard Oil Products with the objective of developing within Georgia a chain of retail petrol stations. These have now been sold, conditional upon receiving the agreed purchase price from the buyer. Regardless of these investments, CanArgo continues to direct most of its efforts and resources to the development of its Georgian exploration program and the Ninotsminda Field. In February 2004, CanArgo disposed of its interest in the Georgian American Oil Refinery.

EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES

In Georgia our exploration, development and production activities are carried out under four production sharing contracts ("PSC"), these being:

         1. The Ninotsminda, Manavi and West Rustavi Production Sharing Contract, covering Block XI(E), ("Ninotsminda PSC"), in which Ninotsminda Oil Company Limited owns a 100% interest. Ninotsminda Oil Company Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately 27,739 acres (113 km(2));

         2. The Nazvrevi and Block XIII Production Sharing Contract ("Nazvrevi PSC") in which CanArgo (Nazvrevi) Limited owns a 100% interest. CanArgo (Nazvrevi) Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately acres 388,450 acres (1,572 km(2));

         3. The Norio (Block XI(C)) and North Kumisi Production Sharing Agreement ("Norio PSA") in which CanArgo Norio Limited currently owns a 100% interest, although this interest will be reduced to 85% following completion of a farm-in by the state oil company, Georgian Oil, to the MK72 well, and potentially to 50% if Georgian Oil exercises its option under that farm-in agreement. CanArgo Norio Limited is currently 75% owned by CanArgo. This PSA covers an area of approximately 378,523 acres (1,542 km(2)); and

         4. The Block XI(G) and XI(H) Production Sharing Contract ("Tbilisi PSC"), in which CanArgo Norio Limited owns a 100% interest. CanArgo Norio Limited is currently 75% owned by CanArgo. This PSC covers an area of approximately 119,843 acres (485 km(2)).

Under production sharing contracts, the contractor party (generally a foreign investor) assumes the risk and provides investment into the project (in the above mentioned contracts, CanArgo through its appropriate subsidiary is a contractor party) and in return is entitled to a share of any petroleum produced which is split into a cost recovery and profit share element. The remaining profit petroleum produced from the project is delivered to the State from which the State will assume, pay and discharge, in the name and on behalf of each contractor party, the contractor party's profit tax liability and all other host States taxes, levies and duties. PSCs are a common form of oil and gas exploration and production contract in many parts of the world.

[MAP]

NINOTSMINDA FIELD

Since completion of the business combination with CanArgo Oil & Gas Inc., our resources have, through our wholly owned subsidiary Ninotsminda Oil Company, been focused on the development of the Ninotsminda Field and related exploration activities. The Ninotsminda Field covers approximately 3,276 acres (13.26 km(2)) and is located approximately 25 miles (40 kms) north east of the Georgian capital, Tbilisi. It is adjacent to and east of the Samgori Oil Field, which was Georgia's most productive oil field. The Ninotsminda Field was discovered later than the Samgori Field and has experienced substantially less development activity. Georgian Oil and others, including Ninotsminda Oil Company, have drilled thirty-six wells in the Ninotsminda Field, of which nine are currently producing.

We believe the Ninotsminda PSC area both outside of and beneath the currently producing reservoirs of the Ninotsminda Field has significant additional exploration potential and we have invested substantial funds in exploring this area.

OTHER PROJECTS

We also have additional exploratory and developmental oil and gas properties and prospects in Georgia and Ukraine and we own interests in other oil and gas projects in the former Soviet Union. However, during 2003, the company decided to dispose of its Ukrainian assets in order to focus on its business in Georgia. At the end of 2003, CanArgo had sold its interest in its west Ukrainian project and was in negotiations with a buyer for the sale of its interest in the Bugruvativske Field in eastern Ukraine. Our principal product is crude oil, and the sale of crude oil and crude oil products is our principal source of revenue.

BUSINESS STRUCTURE

CanArgo and its principal active subsidiaries are as follows:

[FLOW CHART]

CanArgo's activities at the Ninotsminda Field are conducted through Ninotsminda Oil Company Limited, a Cypriot corporation ("NOC"). Initially CanArgo had a partner in NOC named JKX Oil & Gas plc ("JKX") however in May 2000, we reached an agreement with JKX to acquire its final 21.2% interest in NOC for a direct equity interest in CanArgo. In July 2000, this transaction was completed and NOC became our wholly owned subsidiary. In November 1999, we increased our percentage ownership of NOC from 68.5% to 78.8% when JKX chose not to subscribe for it's pro rata portion of shares being offered to increase NOC capital.

NOC obtained its rights to the Ninotsminda Field, including all existing wells, one other field and exploration acreage in Block XI(E) under a 1996 production sharing contract with Georgian Oil and the State of Georgia ("Ninotsminda PSC"). NOC's rights under the contract expire in December 2019, subject to the possible loss of undeveloped areas prior to that date and a possible extension with regard to developed areas. Under the Ninotsminda PSC, NOC is required to relinquish at least half of the area then covered by the production sharing contract, but not any portions being actively developed, at five-year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25%.

Under the Ninotsminda PSC, up to 50% of petroleum produced under the contract ("Production") is allocated to NOC for the recovery of the cumulative allowable capital, operating and other project costs associated with the Ninotsminda Field and exploration in Block XI(E). NOC pays 100% of the costs incurred in the project as the sole contractor party under the Ninotsminda PSC. The balance of Production is allocated on a 70/30 basis between Georgian Oil and NOC respectively. While NOC continues to have unrecovered costs, it will receive 65% of Production (profit petroleum). After recovery of its cumulative capital, operating and other allowable project costs, NOC will receive 30% of Production. Thus, while NOC is responsible for all of the costs associated with the Ninotsminda PSC, it is only entitled to receive 30% of Production after cost recovery. The allocation of a share of Production to Georgian Oil, however, relieves NOC of all obligations it would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the production sharing contract. Georgian Oil and NOC take their respective shares of oil production in kind, and they market their oil independently, however gas is marketed jointly.

Until the end of 2001, Georgian Oil had a priority right to receive oil representing a projection of what the Ninotsminda Field would have yielded based upon the wells and equipment in use at the time the contract was entered into. This priority right has now ceased.

Pursuant to the terms of CanArgo's PSCs in Georgia, including the Ninotsminda PSC, a Georgian not-for-profit company must be appointed as field operator. Currently there are three such field operating companies, relating to CanArgo's four PSC's: Georgian British Oil Company Ninotsminda, Georgian British Oil Company Nazvrevi and Georgian British Oil Company Norio (in respect of both the Norio PSA and the Tbilisi PSC), each of which is 50% owned by a company within the CanArgo group with the remainder owned by Georgian Oil, but with CanArgo having chairmanship of the board and a casting vote. The field operator provides the operating personnel and is responsible for day-to-day operations. CanArgo or a company within the CanArgo group pays the operating company's expenses associated with the development of the fields, and the operating company performs its services on a non-profit basis. Georgian British Oil Company Ninotsminda currently has 114 full time employees and substantially all of its activities relate to the development of the Ninotsminda Field. The use of such Georgian companies as field operator gives us less control of operations than we might otherwise have if we were conducting operations directly, although we do have board control of these field operating companies.

Operations under each of the PSCs are determined by a governing body ("Co-ordinating Committee") composed of members designated by the respective CanArgo company and Georgian Oil, with the deciding vote on field development issues allocated to us. If Georgian Oil believes that action proposed by CanArgo with which Georgian Oil disagrees would result in permanent damage to a field or reservoir or in a material reduction in production over the life of a field or reservoir, it may refer the disagreement to a western independent expert for binding resolution. Since we acquired our interest in the PSCs, there has been no such disagreement. Georgian regulatory authorities must approve any drilling sites tentatively selected by us before drilling may commence.

NINOTSMINDA, MANAVI AND WEST RUSTAVI PRODUCTION SHARING CONTRACT

Production from the Ninotsminda Field was minimal when NOC assumed developmental responsibility for the Field in 1996. We believed that the development and production obtainable from the Ninotsminda Field had in the past been hampered by, among other factors, a lack of funding, civil strife and utilization of old technology and methods.

NOC's initial approach to the Ninotsminda Field development was to produce oil from one zone or underground formation, the Middle Eocene. This development included repairing and adding perforations to existing wells, obtaining additional seismic data and a limited drilling program. The first new well (named N96) was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day and has recently been re-completed as a horizontal producer. A second well (N98) was completed in October 1998, and sidetracked as a horizontal producer in 2000 and has produced 279,690 barrels of oil to date.

A third oil well commenced in October 1998 (named N97) but drilling was suspended in December 1998 at a depth of 3,258 feet (993 meters) as a result of an undependable supply of electricity. Drilling of this well recommenced in July 2000 as a potential gas condensate exploration well for the deep Cretaceous zone but in October 2000, we announced that as a result of difficult drilling conditions, the well could not be completed to the Cretaceous target as originally planned but rather would be tested in the newly identified shallower Sarmatian zone. This well tested at rates up to 130 barrels of oil per day, but production declined quickly, and this zone requires further analysis to assess its full potential. This well awaits either further completion in the shallow zones utilizing other completion techniques, or else utilization as a horizontal producer in the Middle Eocene zone. We undertook further work to assess the potential of these shallow zones in the Ninotsminda Field, with the sidetracking of the previously mechanically suspended N78 well (Oligocene formation), and the recompletion of the N59 well (Upper Eocene formation). N78z initially flowed at some 660 barrels of oil per day, but has since declined significantly due to a decrease in reservoir pressure and sand production - similarly N59 has also declined and is currently shut-in. Further analysis is required to assess the full potential of these oil bearing upper zones in the Ninotsminda Field, in particular on completion techniques for these formations. Such studies may, however, also open up new potential in the upper zones of this and other areas currently under license in Georgia.

In January 2003, in order to increase production at the Ninotsminda Field and further improve working capital, drilling of a new horizontal sidetrack well, N4H, commenced targeting an existing producing reservoir of Middle Eocene age. The well is a horizontal sidetrack from an existing well bore in the Middle Eocene reservoir at approximately 2,356 meters. The horizontal production section extends for a total distance of 400 meters in the west central area of the Field between the N4 and N9 wells. The well was successfully completed and originally put on production at over 1,000 barrels of oil per day (bopd) in April 2003. It was later reduced to approximately 500 bopd to ensure optimal total production produced from the well on the advice of an independent petroleum engineering consultant. Drilling commenced on an additional horizontal sidetrack well, N100H, in August 2003. This well was successfully completed in September 2003. It was drilled along a similar orientation to the N4H well along the crestal part of the Ninotsminda Field where the most fracturing is believed to occur, and into an area of the reservoir that has not yet been drained. The well tested at rates of over 2,000 bopd but has been put on production at a lower rate. In December 2003, a third horizontal well, N96H horizontal well drilled in the west central part of the Field was completed with test flow rates in excess of 1,200 bopd.

Independent petroleum engineering specialists recommend that the optimal long-term production rate for horizontal wells be of the order of 500 bopd per well. In order to maximise productivity and recoverability from the Field, wells are being choked back to the approximate recommended levels while it is planned that future horizontal wells should be drilled under-balanced (i.e., producing while drilling). This requires a specialist unit, and discussions are underway with several international service companies who supply such equipment.

Once the under-balanced specialist drilling equipment is on the Field, several additional horizontal well bores will be drilled. These include N22H and N30H, which were previously planned to be drilled using conventional drilling techniques. A second horizontal well (N100H2 - east horizontal) will be drilled from the N100 well bore, and a decision is currently being made as to whether this will be drilled using conventional techniques (CanArgo Rig#2 is mobilized to the well), or using under-balanced coiled tubing drilling. The N100H1 (west horizontal), which is currently producing approximately 500 bopd, was drilled from the N100 well in 2003. We believe that the planned N100H2 (east horizontal) will be the first multilateral well to be drilled in the Caucasus. A new well
(N99) is included in the program; this well will be designed so as to have up to three multilateral horizontal wells drilled from it. These will be drilled into the eastern part of the Field, an area that is currently largely undeveloped. It is expected that a suitable under-balanced drilling unit will arrive in Georgia by August 2004. The advancement of the horizontal program is being rescheduled until such a unit is in place.

The completion of a dynamic reservoir model during the year and the implementation of the successful development program based on horizontal drilling have resulted in a significant increase in recoverable oil reserves at the Ninotsminda Field. A report prepared by Oilfield Production Consultants, an independent firm of consulting petroleum engineers dated January 1, 2004 shows year-end 2003 gross total proved oil reserves at the Ninotsminda

Field were 6.762 million barrels (MMbbl) up 63% from 2002's 4.15 MMbbl. Over the same period, gross total proved natural gas reserves, on an energy equivalent basis, decreased from 1.34 million barrels of oil equivalent (MMboe) to 0.51 MMboe. See "Properties-Reserves" and "Business - Risks Associated with CanArgo's Oil and Gas Activities" below for a discussion of the inherent possibility of imprecision in estimating reserves. The recovery of these reserves is dependent on application of optimal production levels for the Ninotsminda wells and further application of horizontal drilling techniques utilizing under-balanced drilling techniques.

While most of the exploration and development of the Ninotsminda Field prior to 2000 focused on oil, a layer of gas above the oil or gas cap was known to exist above the principal producing zone. In December 1999, NOC began commercial production of this gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a gas contract with AES - Telasi, a subsidiary of the US based AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi had agreed to purchase all the gas produced from the Ninotsminda Field in priority to all other suppliers with no maximum or minimum volume. AES continued to purchase gas from NOC on similar contractual terms during 2000 and into 2001.

With increases in demand for natural gas produced in Georgia, in 2001 NOC commenced the first and second wells of a planned three-well exploration program to explore and determine the future development potential of gas condensate prospects in the Ninotsminda area, particularly focused on the potential in the deeper Cretaceous sequence.

In 2000, the Cretaceous exploration program was initiated under a Participation Agreement with AES Gardabani (also a subsidiary of AES Corporation) relating to the exploration and potential future development of Sub Middle Eocene gas prospects in parts of the Ninotsminda PSC. Under the Participation Agreement, AES Gardabani was to earn a 50% interest in identified prospects at the Sub Middle Eocene stratigraphic level (rocks older than the Middle Eocene sequence i.e., below the producing horizons of the Ninotsminda Field) by funding two thirds of the cost of a three-well exploration program. However, prior to completion of the exploration program as defined in the Participation Agreement, AES indicated in January 2002 that it wished to withdraw from the Participation Agreement in order to focus on its core business. In February 2002, the Participation Agreement with AES was terminated without AES earning any rights to any of the Ninotsminda Field reservoirs. Under a separate Letter Agreement, if gas from the Sub Middle Eocene is discovered and produced, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, their funding under the Participation Agreement. AES also has an option to enter into a five year take or pay gas sales agreement for a quantity up to 200 million cubic meters per year at an initial contract price of $1.30 per thousand cubic feet ($46.00 per thousand cubic meters).

In January 2002, the first well drilled under the Participation Agreement, N100, reached a depth of 16,165 feet (4,927 meters) without having reached the targeted Cretaceous zone. The well was terminated at this depth because of lack of funding caused by the withdrawal of AES from the project, and for mechanical reasons, having penetrated a significant thickness of hydrocarbon bearing sandstones belonging to the Lower Eocene and Palaeocene sequences. Three formation tests were carried out on these sandstones, these tests recovering
35 degrees API (SG 0.85) oil, but without commercial flow, despite the installation of a down hole progressive cavity pump. We have concluded that the reason for the lack of commercial flow was either that the zone was of low permeability, or that it suffered formation damage due to the mud used to drill the well. Potential still remains in this sequence but the N100 well was recompleted in 2003 as a Middle Eocene horizontal oil producer. Future plans are to drill a further horizontal well in the Middle Eocene from the N100 well bore, this then becoming the first multi-lateral drilling carried out in Georgia.

         Manavi

The second well drilled under the Participation Agreement, Manavi well M11, was targeting a large Cretaceous prospect in the Manavi area, east of the Ninotsminda Field, with further potential in the Middle Eocene. This well was suspended for financial reasons in 2002 at a depth of 4,182 meters, but re-started following a farm-in by a local oil service company (GBOSC) in September 2003. This well was drilled to a total depth of 14,765 feet (4,500 meters), and encountered the Cretaceous limestone target at 14,265 feet (4,348 meters). Drilling data and wire line logs indicated the presence of hydrocarbons in the Cretaceous and a production liner was set for testing. After initially very encouraging clean-up flows of drilling fluid accompanied by good quality
34.4 degrees API oil, and gas, flow
stopped due to a mechanical collapse of the production tubing. This is the first discovery of oil in the Cretaceous sequence in Georgia, however, this sequence is a prolific producer in nearby Chechnya and Dagestan. Regional outcrop studies in east-central Georgia indicate that the Cretaceous reservoir unit to be over 300 meters (~1,000 feet) thick. Although over 490 feet (150 meters) of hydrocarbons were encountered in the Manavi well, no oil-water contact was identified on the logs. An earlier well, the Manavi M7 well, drilled to the south of the M11 location, encountered hydrocarbons in the Cretaceous limestone sequence over 4,265 feet (1,300 meters) deeper, before this well was abandoned without testing being completed.

Mapping of the Manavi Cretaceous oil discovery indicates a substantial potential oilfield might be present. In addition, the shallower Middle Eocene sequence encountered in the well also had hydrocarbon indications, and awaits testing. This is approximately 3,280 feet (1,000 meters) deeper than the currently assumed oil-water contact for eastern Ninotsminda, and may indicate deeper oil in this area. Following the initial testing of the M11 well, CanArgo and NOC agreed with its farm-in partner GBOSC, to buy out its 50% interest in the well by issuing to GBOSC two million shares of CanArgo common stock. As such NOC has now regained its 100% interest in the well, subject only to the possible gas sales related arrangements with AES mentioned above.

Work to retrieve the damaged tubing from M11 and continue the testing program was delayed due to sourcing the necessary equipment from outside Georgia, but we should be ready to recommence operations shortly. However, it is entirely possible that the well will need to be sidetracked to complete the evaluation of the discovery. Regardless of the continuation of the testing on the M11 discovery, we plan to move ahead quickly with appraisal of Manavi. An appraisal well location has been chosen, and discussions are underway to commence drilling this appraisal well (M12) in June/July 2004. Some additional seismic is required to firm up the location for the second appraisal well, but we would hope that this well could commence before the end of the year, while at the same time implementing an early production scheme for the field. Although management is excited about the potential of the Manavi prospect, a fair amount of additional drilling and analysis is still required before we will be able to fully evaluate the reserves and productive possibilities of this prospect.

On the Ninotsminda Field, we have not yet fully evaluated the reserves and economics of production from the upper oil zones, the gas cap or from the hydrocarbon bearing zones below the Middle Eocene. To fully evaluate these zones, further seismic, technical interpretation and drilling will be required.

With respect to gas production, only limited short duration gas supply contracts currently exist for production directly from the gas cap. Gas currently produced from the Middle Eocene and upper zones is subject to market conditions and environmental constraints within Georgia and the ability of NOC to arrange short-term gas supply agreements as required.

         West Rustavi and Kumisi

In addition to the Ninotsminda Field and Manavi prospect, under the Ninotsminda PSC NOC has rights to one other field, West Rustavi and an underlying gas prospect named Kumisi.

The West Rustavi Field is located approximately 25 miles (40 km) southeast of the Ninotsminda Field. Prior to NOC gaining the Ninotsminda PSC, Georgian Oil drilled ten wells in the West Rustavi Field area, two of which produced oil. The Middle Eocene zone is thinner and less productive in this area than what is found in the Ninotsminda Field and only limited production has taken place from the West Rustavi Field. However NOC has carried out only very limited workover activity on West Rustavi, and potential may yet exist for further oil production from the Middle Eocene dependant on technical and economic factors. One of the ten wells drilled in the West Rustavi Field was completed in the deeper Cretaceous/Paleocene horizon. This well was tested and produced 1 million cubic feet of gas and 3,500 barrels of water per day, and is interpreted to have tested the down dip extent of a Cretaceous gas deposit named Kumisi. Additional seismic data has been acquired by NOC over this structure, but further geo-technical work is required on this horizon to determine its potential size, which could be significant. Given a positive outcome from this work, NOC has potential plans to appraise this discovery dependent on this technical work and on commercial sales contracts for gas off take.

In addition to the horizons discussed above, seismic and well data are currently being interpreted to identify further prospects in the Ninotsminda area at several different stratigraphic levels.

GLOSSARY OF CERTAIN INDUSTRY TERMS

The definitions set forth below shall apply to the indicated terms as used in this Form 10-K. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

"Bbl" One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

"Bopd" Barrels of oil produced per day.

"Development drilling" The drilling of a well within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

"Exploration prospects or locations" A location where a well is drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

"Finding and development costs" Costs associated with acquiring and developing proved natural gas and oil reserves which are capitalized pursuant to generally accepted accounting principles, including any capitalized general and administrative expenses.

"Farm-in or farm-out" An agreement under which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

"Gross acreage or gross wells" The total acres or wells, as the case may be, in which a working interest is owned.

"Mcf" One thousand cubic feet of natural gas.

"MMbbl" One million barrels.

"Net acres or net wells" The sum of the fractional working interests owned in gross acres or gross wells.

"Producing property" A natural gas and oil property with existing production.

"Proved developed reserves" Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

"Proved reserves" The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

"Proved undeveloped reserves" Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units that offset productive units and that are reasonably certain of production when drilled.

"Recomplete" This term refers to the technique of drilling a separate well bore from all existing casing in order to reach the same reservoir, or redrilling the same well-bore to reach a new reservoir after production from the original reservoir has been abandoned.

"Undeveloped acreage" Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

"Working interest" An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

"Workovers" Operations on a producing well to restore or increase production.

ITEM 2. PROPERTIES

PRODUCTION HISTORY

The Ninotsminda Field was discovered and initial development began in 1979. Average gross oil production for January and February 2004 was 1,711 barrels of oil per day. A testing program implemented to test the optimal production level for individual wells resulted in the temporary shut-in of certain wells thus negatively affecting the production in February. Current production as of March 18, 2004 was approximately 2,000 bopd. Gross production from the Ninotsminda Field for the past three years was as follows:

YEAR ENDED
DECEMBER 31,    OIL - GROSS BARRELS
------------    -------------------
    2003              695,174
    2002              292,289
    2001              413,724

PRODUCTIVE WELLS AND ACREAGE

The following table summarizes as of December 31, 2003 with respect to Ninotsminda Oil Company the number of productive oil and gas wells and the total developed acreage for the Ninotsminda Field. Such information has been presented on a gross basis, representing our 100% interest in Ninotsminda Oil Company.

                             GROSS
                   --------------------------
                   NUMBER OF WELLS    ACREAGE
                   ---------------    -------
Ninotsminda Field         9            3,276

On December 31, 2003, there were no productive wells or developed acreage on any of our other Georgian properties, except for one gross well on the West Rustavi Field which was shut-in at that date.

RESERVES

The following table summarizes net hydrocarbon reserves for the Ninotsminda Field. This information is derived from a report dated as of January 1, 2004 prepared by Oilfield Production Consultants (OPC), independent petroleum consultants headquartered in London, England. This report is available for inspection at our principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.

                     OIL RESERVES -   PSC ENTITLEMENT
OIL RESERVES              GROSS         VOLUMES (1)
                     --------------   ---------------
                        (MILLION         (MILLION
                         BARRELS)         BARRELS)
                     --------------   ---------------
Proved Developed         3.593             2.336
Proved Undeveloped       3.169             2.059
                         -----             -----
TOTAL PROVEN             6.762             4.395
                         =====             =====

                     GAS RESERVES -   PSC ENTITLEMENT
GAS RESERVES             GROSS          VOLUMES (1)
                     --------------   ---------------
                     (BILLION CUBIC   (BILLION CUBIC
                          FEET)            FEET)
                     --------------   ---------------
Proved Developed          1.742           1.133
Proved Undeveloped        1.243           0.808
                          -----           -----
TOTAL PROVEN              2.985           1.941
                          =====           =====

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

Uncertainties exist in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The estimating process requires educated decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The amount and timing of cost recovery is a function of oil and gas prices which can fluctuate significantly over time. The net oil and gas price used in the report by OPC as of January 1, 2004 were $20.07 per barrel and $1.25 per mcf respectively. Having considered the geological and engineering data in the interpretation process, the company believes with reasonable certainty that the stated proven reserves represent the estimated quantities of oil and gas to be recoverable in future years under existing operating and economic conditions.

No independent reserves have been assessed for the West Rustavi Field.

UNDEVELOPED ACREAGE

The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII and Norio/North Kumisi production sharing contracts as of December 31, 2003. The information regarding net acreage represents our interest based on our 100% interest in Ninotsminda Oil Company and the subsidiary holding the Nazvrevi/Block XIII contract and its current 75% interest in the subsidiary holding the Norio/North Kumisi contract.

                                                                GROSS                 NET
                                                          -------------------  -------------------
                                                                     SQUARE               SQUARE
                           PSC                            ACREAGE  KILOMETERS  ACREAGE  KILOMETERS
                                                          -------  ----------  -------  ----------
Ninotsminda, Manavi and West                               27,739       113     27,739       113
Rustavi covering Block XI(E)
Nazvrevi and Block XIII                                   388,450     1,572    388,450     1,572
Norio (Block XI(C)) and North Kumisi.                     378,523     1,542    283,892     1,157
Block XI(G) and XI(H)                                     119,843       485    119,843       485
                                                          -------     -----    -------     -----
Total                                                     914,555     3,712    819,924     3,327
                                                          =======     =====    =======     =====

We lease office space in London, England; Guernsey, Channel Islands; Calgary, Alberta; and Tbilisi, Republic of Georgia. The leases have remaining terms varying from eight months to six years and six months and annual rental charges ranging from $16,000 to $262,000.

PROCESSING, SALES AND CUSTOMERS

Georgian Oil built a considerable amount of infrastructure in and adjacent to the Ninotsminda Field prior to entering into the production sharing contract with Ninotsminda Oil Company. Ninotsminda Oil Company now uses that infrastructure, including initial processing equipment.

The mixed oil, gas and water fluid produced from the Ninotsminda Field wells flows into a two-phase separator located at the Ninotsminda Field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometers either in a pipeline or by truck to Georgian Oil's central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is piped 34 kilometers to Rustavi where it is delivered to the Rustavi industrial complex for sale to a number of customers.

At Sartichala, the water is separated from the oil. Ninotsminda Oil Company then sells oil in this state to buyers at Sartichala for local consumption or transfers it by pipeline 20 kilometers to a railhead at Gatchiani or by road tanker to Vaziani rail loading terminal primarily for export sales. At the railheads, the oil is loaded into railcars for transport to the Black Sea port of Batumi, Georgia, where oil can be loaded onto tankers for international shipment. Buyers transport the oil at their own risk and cost from the delivery point at Sartichala.

Ninotsminda Oil Company sells its oil directly to local and international buyers. In 2003, Ninotsminda Oil Company sold its oil production to eleven customers. Of these customers, three customers represented sales greater than 10% of oil revenue:

CUSTOMER       PERCENT OF OIL REVENUE
--------       ----------------------
Crownhill               42.4%
Baslam                  32.3%
Sveti                   16.9%

Management believes that the loss of any of the foregoing customers should not materially adversely affect our production revenues because of the existence of a ready market for our production and an established export route for crude oil from the Caspian area via Georgia and its Black Sea ports. However, there can be no assurance that such substitute purchasers of our production will offer to purchase our production on the same terms and conditions.

In 2002, Ninotsminda Oil Company sold its oil production to eight customers of which four customers represented sales greater than 10% of oil revenue:

   CUSTOMER      PERCENT OF OIL REVENUE
---------------  ----------------------
Caspian Trading           28.4%
Sveti                     26.4%
Crownhill                 20.1%
Trafigura                 19.9%

In 2001, Ninotsminda Oil Company sold its oil production to eight customers of which three customers represented sales greater than 10% of oil revenue:

           CUSTOMER                  PERCENT OF OIL REVENUE
----------------------------------   ----------------------
Caspian Trading                               63.8%
Georgian American Oil refinery (1)            23.5%
MS                                            12.7%

(1) 51% owned by CanArgo effective November 2000

Sales to both the domestic and international markets are based on the average of a number of quotations for Dated Brent Mediterranean with an appropriate discount for transportation and other charges. Sales in 2003 were at an average discount of $7.70 to the price of Brent crude oil as quoted in the Platts Crude Oil Marketwire for Brent Dated Mediterranean compared to an average discount to the Brent price of $5.09 and $6.29 for sales in 2002 and 2001, respectively. The higher discount in 2003 is due to significant upfront security payments being made by the buyer to Ninotsminda Oil Company in return for the option to lift oil over a twelve-month period (described more fully under Liquidity and Capital Resources). For the period of the option, Ninotsminda Oil Company will retain the security for its own use and account.

Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

- global and regional changes in the supply and demand for oil and natural gas;

-        actions of the Organization of Petroleum Exporting Countries;

-        weather conditions;

-        domestic and foreign governmental regulations;

-        the price and availability of alternative fuels;

-        political conditions in the Middle East and elsewhere; and

-        overall global and regional economic conditions.

OTHER GEORGIAN LICENSES

Nazvrevi and Block XIII Production Sharing Contract ("Nazvrevi PSC")

In February 1998, we entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi and Block XIII areas of East Georgia, an approximately 492,914 acre (2,008 km(2)) exploration area adjacent to the Ninotsminda and West Rustavi Fields and containing existing infrastructure ("Nazvrevi PSC"). The agreement extends for twenty-five years. We are required to relinquish at least half of the area then covered by the Nazvrevi PSC, but not any portions being actively developed, at five-year intervals commencing in 2003. The first relinquishment was made in 2003, of the southern part of the area, reducing the area to approximately 388,450 acres (1,572 km(2)).

Under the Nazvrevi PSC, CanArgo pays all operating and capital costs. CanArgo first recovers its cumulative operating costs from production. After deducting production attributable to operating costs, 50% of the remaining production (profit petroleum), considered on an annual basis, is applied to reimburse CanArgo for its cumulative capital costs. While cumulative capital costs remain unrecovered, the other 50% of remaining production is allocated on a 50/50 basis between Georgian Oil and CanArgo. After all cumulative capital costs have been recovered by CanArgo, remaining production after deduction of operating costs is allocated on a 70/30 basis between Georgian Oil and CanArgo, respectively. Thus, while CanArgo is responsible for all of the costs associated with the Nazvrevi PSC it is only entitled to receive 30% of production after cost recovery. The allocation of a share of production to Georgian Oil, however, relieves CanArgo of all obligations it would otherwise have to pay the Republic of Georgia for taxes and similar levies related to activities covered by the production sharing contract. Both Georgian Oil and CanArgo will take their respective shares of oil production under the Nazvrevi PSC in kind but will jointly market any available gas production.

The first phase of the preliminary work program under the Nazvrevi PSC involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies continue to be interpreted, with a view towards defining possible oil and gas prospects and exploration drilling locations. The cost of the seismic program was approximately $1.5 million, and met the minimum obligatory work commitment under the contract. The Department for Protection of Mineral Resources and Mining has confirmed that we have met the requirements of the work program defined in the production sharing agreements. The Kumisi gas discovery may extend into Block XIII, and there are several identified prospects, however as the Nazvrevi and Block XIII area is an exploration area and no discoveries have been made to date, it is not possible to estimate the expenditures needed to discover and if discovered, produce commercial quantities of oil and gas.

Norio (Block XI(C)) and North Kumisi Production Sharing Agreement ("Norio PSA")

In December 2000, CanArgo, through its then 50% owned subsidiary CanArgo Norio Limited ("CanArgo Norio"), entered into a third production sharing contract with the State of Georgia represented by Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. The Norio PSA covers the Norio and North Kumisi blocks of East Georgia, an exploration area of approximately 378,523 acres (1,542 km(2)) adjacent to the Ninotsminda and Samgori Fields. There are two existing oil fields on the Norio PSA area, Norio and Satskhenisi which are old, small, relatively shallow fields and which produce small quantities of oil. CanArgo Norio has determined production from these fields to be uneconomic, and the fields are currently being operated by Georgian Oil under a service agreement with CanArgo Norio, whereby Georgian Oil takes all production to compensate it for its costs under what is effectively a social program. If CanArgo Norio wishes, it could take over field operations and production from these fields forthwith.

The commercial terms of the Norio PSA are similar to those of the Nazvrevi PSC with the exception that after all cumulative capital costs have been recovered by CanArgo Norio, remaining production after deduction of operating costs is allocated on a 60/40 basis between Georgian Oil and CanArgo Norio, respectively. Thus, while CanArgo Norio is responsible for all of the costs associated with development of the Norio PSA, it is only entitled to receive 40% of production after cost recovery. We currently own a 75% controlling interest in CanArgo Norio with the remainder held by private investors.

The first phase of the preliminary work program under the Norio PSA involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies have and will continue to be interpreted. In addition to the main target, which is the Middle Eocene, the potential of the license area to produce from the Miocene, Sarmatian, Upper Eocene and Cretaceous is being assessed. The cost of the seismic program was approximately $1.5 million.

The second phase of the preliminary work program under the Norio PSA commenced in January 2002 with the first exploration well named MK72 drilled on a large prospect identified at Middle Eocene level which is the productive horizon in both the Ninotsminda and Samgori Fields to the south and east. The Samgori Oil Field has produced approximately 180 million barrels of oil to date.

The MK72 well was initially drilled to a depth of 9,620 feet (2,932 meters), at which depth the well was suspended in August 2002 due to lack of available funding at that time. Downhole seismic data acquired in the well bore indicated the target may be at a depth of approximately 13,780 feet (4,200 meters), and CanArgo Norio did not have sufficient funding to complete the well to that depth. However the State Agency for the Regulation of Oil and Gas Resources in Georgia confirmed that CanArgo Norio had satisfied all drilling and work obligations under the terms of the Norio PSA by the initial phase of drilling of the MK72 well.

In connection with this initial phase of drilling, which cost a total of $4.3 million, CanArgo's partner in CanArgo Norio sought to farm-out to CanArgo and to third party investors part of its interest in CanArgo Norio to partly fund the drilling of the MK72 well. One of these third party investors was Provincial Securities Limited, an investment company to which Mr. Russell Hammond, a non-executive director of CanArgo, is an Investment Advisor. CanArgo Norio's total share of these drilling costs was $3.1 million. In November 2002, shareholders of CanArgo Norio agreed to adjust the ownership of CanArgo Norio to reflect the funding for the MK72 well, and capitalization of certain loans and management fees that CanArgo had made to CanArgo Norio. Under this agreement, CanArgo's interest increased from 50% to 64.2% in CanArgo Norio. CanArgo Norio then sought a partner to assist with the financing to deepen the MK72 well.

In September 2003, CanArgo Norio signed a farm-in agreement relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption rights under the Norio PSA. Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The farm-in agreement obligates Georgian Oil to pay up to $2.0 million to deepen, to a planned depth of 16,400 feet (5,000 meters) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option (the "Option"), exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6.5 million. If Georgian Oil exercises this Option under the farm-in agreement, it loses its rights to exercise the PSA Option under the Norio PSA itself.

Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this exchange CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo common shares to the minority interest holders in CanArgo Norio. Of the interests in CanArgo Norio, Provincial Securities Limited owned 4%. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If Georgian Oil exercises this Option CanArgo will issue a further 3 million restricted shares to the minority interest holders.

Drilling at the MK72 well, funded by Georgian Oil, recommenced in December 2003 and by March 16, 2004 total depth had reached approximately 4,200 meters.

This is an important well in management's opinion since several additional high potential prospects may exist on trend within the licence area.

As the area in which we are currently drilling is an exploration area with no commercial discoveries (excluding the small shallow fields currently operated by Georgian Oil), it is not possible to estimate the expenditures needed to discover and, if discovered, produce commercial quantities of oil and gas.

Block XI(G) and XI(H) Production Sharing Contract ("Tbilisi PSC")

In November 2002, CanArgo's subsidiary, CanArgo Norio, won the tender for the oil and gas exploration and production rights to the Tbilisi PSC an area of approximately 119,843 acres (485 km(2)) in eastern Georgia adjacent to the Norio, Block XIII and West Rustavi areas. In July 2003, it was announced that CanArgo Norio, had signed a Production Sharing Contract covering these areas. CanArgo Norio views these blocks as having good potential, being adjacent to productive acreage and with some existing wells on the blocks. The commercial terms of the Tbilisi PSC are similar to those of the Norio PSA with the exception that Georgian Oil does not have an option to acquire an interest in the contractor party's share following a commercial discovery. CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Contract which was set as 29 September 2003. The total commitment over the next four years is $350,000. The abovementioned Georgian Oil farm-in to the Norio PSA does not apply to the Tbilisi PSC.

Block XI(B) Production Sharing Contract ("Samgori PSC")

In February 2004 CanArgo announced that it has obtained State regulatory approval to an agreement to obtain 50% of the Contractor's interest in the Samgori PSC in Georgia and a 50% interest in the licence holder for Block XIB covering the Samgori Oil Field. Regulatory approval was a key condition to the agreement and the other conditions are expected to be satisfied in due course.

This interest is being acquired from Georgian Oil Samgori Limited ("GOSL"), a company wholly owned by the Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field, which is the largest oilfield discovered to date in Georgia and lies adjacent to CanArgo's Ninotsminda Field. We have been advised that Samgori has produced over 180 million barrels (MMbbl) of oil to date at rates up to 70,000 barrels of oil per day (bopd).

The Samgori Field complex was discovered in 1974 and produces from the same Middle Eocene sequence as the Ninotsminda Field. Recent studies by Georgian Oil (which have not been independently assessed), based on new seismic data acquired in 2001, indicate that up to 55 MMbbl of oil could be recovered from the Samgori complex utilising horizontal drilling techniques. Current production from the Field is approximately 700 bopd. Under the proposed farm-in, CanArgo will be entitled to an immediate share of this production upon completion of the farm-in agreement. In addition, Block XI(B) which covers an area of approximately 169,514 acres (634 km(2)) contains several identified prospects and discoveries in other horizons, notably the Upper Eocene and Cretaceous.

REFINING AND OTHER ACTIVITIES

CanArgo also engages in oil and gas, refining and other activities in Georgia. Segment and geographical information including revenue from continuing operations from external customers, operating profit (loss) from continuing operations and total assets is incorporated herein by reference from note 18 to the consolidated financial statements.

Georgian American Oil Refinery

The Georgian American Oil Refinery ("GAOR") remained in a care and maintenance condition during 2003 and we disposed of our 51% interest in the refinery in February 2004. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and plan to dispose of the asset. In 2004, CanArgo came to an agreement to sell the refinery.

Drilling Rigs and Associated Equipment

We own several items of drilling equipment, and other related machinery primarily for use in our Georgian operations. These include three drilling rigs, pumping equipment and ancillary machinery. In addition, we have signed an agreement to sell our mobile 3-megawatt duel fuel power plant for $600,000 and have received a nonrefundable deposit of $300,000. It is expected that transfer of title for this equipment and the final payment of $300,000 will take place during the second quarter 2004. This asset is classified and reflected in our financial statements in "Assets held for sale" for all periods presented. The rigs and related equipment are used in our Georgian operations, and from time to time have also been leased out to other operators on a service basis or used by the company to perform drilling services for other operators.

In September 2001, we entered into an agreement to provide drilling services to a third party using one of our rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The company subsequently established a wholly owned well services subsidiary (Argonaut Well Services Limited) and at the end of March 2003 concluded a new drilling service contract with an operating company in Georgia. We will continue to bid in appropriate tenders for drilling contracts in order to utilise drilling equipment not otherwise used in our own operations.

Potential Caspian Exploration Project

In May 1998, CanArgo led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian Republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 CanArgo concluded that it did not have the resources to advance this project. Accordingly, in November 1999, CanArgo reduced its interest to a 9.5%. Subsequent to this, a restructuring of interests in the project took place with CanArgo increasing its interest slightly to 10%, and with Rosneft, the Russian State owned oil company, becoming the majority owner of the project with 75.1%. Seismic was acquired as part of this restructuring and future plans include interpretation of this data and possible drilling. However our small interest in this project, and the lack of an effective joint operating agreement, means that we have little control of the operator for the project, and any further investment by CanArgo will take this into account.

Potential Kazakhstan Project

In December 2003, we announced details of the acquisition of oil and gas interests in Kazakhstan which were previously owned by the UK public company Atlantic Caspian Resources plc ("ACR"). We intend to acquire these interests through a newly established associated company, Tethys Petroleum Investments Limited ("TPI") which will acquire ACR's 70% interest in BN Munai LLP ("BNM"), a Kazakh limited liability partnership on certain conditions being satisfied. BNM's interests center on the Akkulkovsky exploration area and the Kyzyloy Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. Registration of TPI's interest in BNM is underway and should be completed in the near future. Until this registration is completed, TPI rights to BNM are not finalized. In addition, the license position with regard to the Akkulkovsky exploration area is currently subject to review by the Kazakh authorities and further negotiation is required to potentially secure this. The consideration for the acquisition involved ACR taking a fully paid 10% interest in TPI, but with no cash consideration from CanArgo. Provincial Securities Limited, an investment company to which Mr. Russell Hammond, one of our non-executive directors, is an Investment Advisor, was involved in negotiating the acquisition and the potential future development of TPI, and as such has a significant minority shareholding in TPI. We operate TPI under a Management Services Agreement, however it is intended that the further development of TPI will be primarily funded by third party investment. We expect to retain a significant minority shareholding in TPI. Under ACR's ownership BNM has drilled two deep exploration wells in the Akkulkovsky area over the past three years, both of these wells being plugged and abandoned with hydrocarbon shows. However, we believe that the short term potential may lie in the shallower Kyzyloy Gas Field. This is a discovered shallow gas field, located approximately 35 km from the main Bukhara - Urals gas pipeline system, and close to the Bazoy gas storage and compression facility. Additional, shallow gas indicators are apparent on seismic data, which, if successfully tested, potentially could be added to any development of the Kyzyloy Field.

DISCONTINUED OPERATIONS

CanArgo Standard Oil Products

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. CanArgo agreed subsequently to re-schedule this payment in return for, the purchaser paying some of the funds early and paying interest on the outstanding balance at a an annual rate of 16% payable monthly. To date a total of $2,200,000 has been received with a further $1,800,000 to be paid by end of June 2004. Discontinued Operation activity is incorporated herein by reference from note 17 to the consolidated financial statements.

CanArgo Standard Oil Products sells several different grades of petrol to a broad range of corporate and retail customers. No one customer purchases more than 10% of total sales.

GAOR

In 2003, CanArgo approved a plan to dispose of its interest in GAOR as the refiner had remained closed since 2001 and neither CanArgo nor its partners could find a commercially viable option to putting the refinery back into operation. In February 2004, we reach agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. In 2003 we announced publicly that we were re-evaluating our treatment in our 2001 and 2002 financial statements of our minority interest in GAOR. After reviewing the basis for our accounting for our interest in GAOR and after discussions with our former auditors we have concluded that our interest was properly accounted for in those statements.

Bugruvativske Field, Ukraine

In April 2001, we acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. ("LVR") pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time we made our offer in March 2001, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity ("JIPA") agreement in 1998 to develop the Bugruvativske Oil Field located in Eastern Ukraine. In July 2001, we completed the acquisition of the remaining outstanding common shares and LVR became a wholly owned subsidiary of CanArgo. The appointed operator under the JIPA agreement and party to the JIPA (0.1%) is IPEC, a local Ukrainian company, owned 85% by LVR. In July 2002, LVR acquired the remaining 15% in IPEC and IPEC became a wholly owned subsidiary of LVR.

In September 2002, we agreed terms with Ukrnafta on revisions to the existing JIPA agreement and reached an agreement with an unaffiliated local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in, arrived at in arms-length negotiations, were that the local Ukrainian oil and gas company through its acquisition of IPEC would invest approximately $3 million in the Bugruvativske Field over the course of 12 months in order to drill two new wells while bearing the financial risk under the JIPA during this period. LVR could match up to the amount invested by IPEC prior to December 31, 2003. The revised JIPA provided that (assuming LVR matched IPEC's initial expenditure) LVR would be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested was less than that invested by IPEC). LVR had no obligation to invest in the JIPA, however in the event that LVR decided not to invest in the project by December 31, 2003 and IPEC satisfied the terms of the farm-in, it would still receive an ongoing project fee of between 3 - 4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

As of September 30, 2003, IPEC had transferred only $1 million to the JIPA account and drilling operations under the JIPA had not yet commenced due to ongoing disagreements that IPEC and LVR have with Ukrnafta where the latter is conducting independent operations on a well that was to be the subject of joint activity under the JIPA. At December 31, 2003, the dispute with Ukrnafta remained unresolved and there are no assurances that the dispute with Ukrnafta can be resolved to the satisfaction of the company.

Due to the lack of progress with the implementation of the JIPA in 2003, and failure to reach a negotiated agreement with Ukrnafta, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. The company is currently in negotiations with a potential buyer for the disposal of its 100% interest in LVR. Consequently, CanArgo recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4.8 million.

CanArgo has now effectively withdrawn from Ukraine, in order to focus on its Georgian activities, having disposed of its interest in the Stynawske Field in Western Ukraine in 2003. In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company ("BOC"), the joint venture in West Ukraine which operates the Stynawske Field. Fountain Oil Boryslaw ("FOB"), CanArgo's wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. Final payment was received in November 2003 and ownership in FOB was transferred to the buyer. The buyer has also acknowledged BOC's debts to CanArgo for earlier loans in the total amount of $160,000.

3-megawatt duel fuel power generator

In 2003, CanArgo signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000, the unit was shipped to the US for testing. The test is due to be completed in the near future at which time the generator will be delivered to the buyer following receipt of the final payment.

EMPLOYEES

As of December 31, 2003, CanArgo had 279 full time employees. Of its full time employees, the entity acting as operator of the Ninotsminda Field for Ninotsminda Oil Company has 114 full time employees, and substantially all of that company's activities relate to the production and development of the Ninotsminda Field. CanArgo Standard Oil Products has 153 full time employees at its office and petrol stations. We have not experienced any strikes, work stoppages or other labour disputes and management believes the company's relations with its employees are satisfactory.

RISKS ASSOCIATED WITH CANARGO'S ACTIVITIES

CanArgo's ability to generate cash flows

Our ability to continue to pursue our principal activities of acquiring interests in and developing oil and gas fields is dependent upon reducing costs, generating funds from internal sources including the sale of certain non-core assets, external sources and, ultimately, maintaining sufficient positive cash flows from operating activities.

Our financial statements have been prepared on a basis which assumes that operating cash flows, additional funding and/or proceeds from the sale of non-core assets received meet our cash flow needs. If these operating cash flows, additional financings, and in particular the receipt of the final $1,800,000 payment from the sale of CSOP are not received, adjustments may have to be made to our business plan which will limit our development and exploration activities.

Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from internal and/or external sources. We believe that we will be able to generate funds from quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in our oil and gas projects. Although funds are not yet available, in February 2004, we announced that we had signed a Standby Equity Distribution Agreement that allows us, at our option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $20 million over a period of up to two years. This facility cannot be exercised until the SEC has declared a Registration Statement effective (See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a more detailed discussion).

Current Operations Dependent on Success of the Ninotsminda Field and Georgian Exploration

We have directed substantially all of our efforts and most of our available funds to the development of the Ninotsminda Field in the Republic of Georgia, exploration in that area and some ancillary activities closely related to the Ninotsminda Field project. This decision is based on management's assessment of the potential of the Ninotsminda Field area. However, the company's focus on the Ninotsminda Field has over the past several years resulted in overall losses for us and we have yet to be profitable. There can be no assurances that the exploration and development plans for the Ninotsminda Field will be successful. For example, the Ninotsminda Field may not produce sufficient quantities of oil and gas to justify the investments made and the planned future investments for the Field, and we may not be able to produce the oil and gas at a sufficiently low cost or to market the oil and gas produced at a sufficiently high price to generate a positive cash flow and a profit. Our Georgian exploration and appraisal program is an important factor for future success and this program may not be successful, as it carries substantial technical risk.

Minimum Investment Requirements in the Bugruvativske Field in Ukraine Have Not Been Met

Under the terms of the farm-in agreement signed in September 2002 with us, a local Ukrainian oil and gas company was required to invest approximately $3 million in the Bugruvativske Field in Ukraine under the Joint Investment Production Activity (JIPA) agreement over the course of 12 months in order to drill two new wells and would bear the financial risk during this period. We could match up to the amount invested by the farminee, prior to December 31, 2003 in order to be entitled to approximately 34.5% of net profits generated from the project (or a proportionally smaller amount if the amount invested was less than that invested by the farminee). In the event that we decided not to invest in the project by December 31, 2003, we would receive an ongoing project fee of between 3-4 % of the net profits generated under the JIPA in recognition of our earlier involvement in the project. At December 31, 2003, neither the farminee nor we had met their respective investment requirements under the JIPA due to an ongoing dispute with Ukrnafta, the other participant to the JIPA. At the present time, there are no assurances that the dispute with Ukrnafta can be resolved to the satisfaction of the company and consequently hydrocarbon reserves are classified as unproved until the dispute is resolved and our investment is made. We are currently trying to sell our interest in this project.

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

Possible Inability to Finance Present Oil and Gas Projects

Our ability to finance all of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part or all of our project development, capital expenditures, production and other plans. Apart from the evaluation of the economics of specific investment proposals, the availability of equity or debt financing to us, or to the entities that are developing projects in which we have interests, is affected by many factors, including:

         -        world and regional economic conditions;

         -        the state of international relations;

         - the stability and legal, regulatory, fiscal and tax policies of various governments in areas in which we have or intend to have operations;

         - fluctuations in the world and regional price of oil and gas and in interest rates;

         - the outlook for the oil and gas industry in general and in areas in which we have or intend to have operations; and

         - competition for funds from possible alternative investment projects.

Potential investors and lenders will also be influenced by their evaluations of us and our projects, including their technical difficulty, and the comparison with available alternative investment opportunities.

Additional Funds Needed For Long-Term Oil and Gas Development Plans

It will take many years and substantial cash expenditures to develop fully our oil and gas properties. The company generally has the principal responsibility to provide financing for its oil and gas properties and ventures. Accordingly, we need to raise additional funds from outside sources in order to pay for project development costs beyond those currently budgeted through 2004. We may not be able to obtain that additional financing, or such funds may only be available on commercially unattractive terms. If, in either such case, adequate funds are not available, it will be necessary to scale back or even suspend operations. The carrying value of the Ninotsminda Field may not be realized unless additional capital expenditures are incurred to develop the Field. Furthermore, additional funds will be required to pursue exploration activities on our existing undeveloped properties. While expected to be substantial, without further exploration work and evaluation the amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified.

Oil and Activities Involve Risks, Many of Which Are Beyond Our Control

Our exploration, appraisal, development and production activities are subject to a number of factors and risks, many of which may be beyond our control. First, we must successfully identify commercial quantities of oil and gas. The exploration and development of an oil and gas deposit can be affected by a number of factors which are beyond the operator's control, such as:

         -        unexpected or unusual geological conditions;

         -        the recoverability of the oil and gas on an economic basis;

         - the availability of infrastructure, equipment and personnel to support operations;

         -        local and global oil prices; and

         -        government regulation and legal uncertainties.

The company's activities can also be affected by a number of hazards, such as:

         -        labour disputes;

         -        natural phenomena, such as bad weather and earthquakes;

         - operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses; and

         - environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

Any of these hazards could result in damage, losses or liability for the company. There is also an increased risk of some of these hazards in connection with operations that involve the rehabilitation of fields where less than optimal practices and technology were employed in the past, as was often the case in the former Soviet Union. We do not purchase insurance covering all of the risks and hazards that are involved in oil and gas exploration, development and production.

Risk of Political Instability with Respect to Foreign Operations

Our principal oil and gas properties and activities are in the Republic of Georgia, which is located in the former Soviet Union. Operation and development of these assets is subject to a number of conditions endemic to former Soviet Union countries, including political instability. The present governmental arrangements in the former Soviet Union in which CanArgo operates were established relatively recently, when they replaced Communist regimes. If they fail to maintain the support of their citizens, other institutions, including a possible reversion to totalitarian forms of government, could themselves replace these governments. Our operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies.

The PSC covering the Ninotsminda Field is an example of such an arrangement. As a result of such dependency on government participants, our operations could be adversely affected by political instability, changes in government institutions, personnel, policies or legislation, or shifts in political power. There is also the risk that governments could seek to nationalize, expropriate or otherwise take over our oil and gas properties. We are not insured against such political risks because management deems the premium costs of such insurance to be currently prohibitively expensive.

Risk of Social, Economic and Legal Instability

The political institutions in the countries which comprise the former Soviet Union have recently become more fragmented, and the economic institutions of many of these countries have only recently converted to a market economy from a planned economy. New laws have been introduced, and the legal and regulatory regimes in such regions are often vague, containing gaps and inconsistencies, and are constantly subject to amendment. Application and enforceability of these laws may also vary widely from region to region within these countries. Due to this instability, former Soviet Union countries are subject to certain additional risks including the following:

         -        uncertainty as to the enforceability of contracts;

         - sudden or unexpected changes in demand for crude oil and or natural gas;

         -        the lack of trained personnel; and

         - the lack of equipment and services and the presence of other factors that could significantly change the economics of production.

In early 2002, the Georgian government requested assistance from the United States to combat terrorism in the Pankisi Gorge, a region of Georgia bordering the separatist Chechnya region of Russia. Social, economic and legal instability have accompanied these changes due to many factors which include:

         -        low standards of living;

         -        high unemployment;

         - undeveloped and constantly changing legal and social institutions; and

         -        conflicts within and with neighbouring countries.

This instability can make continued operations in affected regions difficult or impossible.

Inadequate or Deteriorating Infrastructure in the Former Soviet Union

Countries in the former Soviet Union often either have underdeveloped infrastructures or, as a result of shortages of resources, have permitted infrastructure improvements to deteriorate. The lack of necessary infrastructure improvements can adversely affect operations. For example, the lack of a reliable electrical power supply caused Ninotsminda Oil Company to suspend drilling of one well and the testing of a second well during the 1998-1999 winter season, although the availability of electrical power supplies has been more regular since that time.

Currency Risks in the Former Soviet Union

Payment for oil and gas products sold in the former Soviet Union countries may be in local currencies. Although we currently sell our oil principally for U.S. dollars, we may not be able to continue to demand payment in hard currencies in the future. Although most former Soviet Union country currencies are presently convertible into U.S. dollars, there is no assurance that convertibility will continue. Even if currencies are convertible, the rate at which they convert into U.S. dollars is subject to fluctuation. In addition, the ability to transfer currencies into or out of the former Soviet Union countries may be restricted or limited in the future.

We may enter into contracts with suppliers in former Soviet Union countries to purchase goods and services in U.S. dollars. The company may also obtain from lenders credit facilities or other debt denominated in U.S. dollars. If we cannot receive payment for oil and oil products in U.S. dollars and the value of the local currency relative to the U.S. dollar deteriorates, we could face significant negative changes in working capital.

Tax Risks in the Former Soviet Union

Countries in the former Soviet Union frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since we are dependent on international operations, specifically those in Georgia, we may be subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes. While we are not aware of any recent or proposed tax changes which could materially adversely affect our operations, such changes could occur although we have negotiated economic stabilization clauses in our production sharing agreements in Georgia and all current taxes are payable from the State's share of petroleum produced under the production sharing contracts.

Conflicting Interests with our Partners

Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have objectives and interests that may not coincide with those of the company and may conflict with our interests. Unless we are able to compromise these conflicting objectives and interests in a mutually acceptable manner, agreements and arrangements with these third parties will not be consummated.

We may not have a majority of the equity in the entity that is the licensed developer of some projects, that we may pursue in the former Soviet Union, even though we may be the designated operator of the oil or gas field. In such circumstances, the concurrence of co-ventures may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share the same objectives. Demands by or expectations of governments, co-venturers, customers, and others may affect our strategy regarding the various projects. Failure to meet such demand or expectations could adversely affect our participation in such projects or its ability to obtain or maintain necessary licenses and other approvals.

Demands by or expectations of governments, co-venturers, customers and others may also affect our strategy regarding various projects. Failure to meet such demands or expectations could adversely affect our participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

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

Changes in the Market Price of Oil and Gas

Prices for oil and natural gas and their refined products are subject to wide fluctuations in response to a number of factors which are beyond CanArgo's control, including:

         - global changes in the supply and demand for oil and natural gas;

         -        actions of the Organization of Petroleum Exporting Countries;

         -        weather conditions;

         -        domestic and foreign governmental regulations;

         -        the price and availability of alternative fuels;

         -        political conditions in the Middle East and elsewhere; and

         -        overall global and regional economic conditions.

A reduction in oil prices can affect the economic viability of our operations. There can be no assurance that oil prices will be at a level that will enable us to operate at a profit. In 2002, the spot price for Brent crude oil increased from $19.29 per barrel at December 31, 2001 to $31.98 per barrel at December 31, 2002. We may also not benefit from continued increases in oil prices as have occurred during 2003 as the market for the levels of crude oil produced in Georgia by Ninotsminda Oil Company can in such an environment be relatively inelastic and contract prices are often set at a specified price determined with reference to Brent oil prices when the contract is entered into or over a short period when the crude oil is delivered.

Oil and Gas Production Could Vary Significantly From Reserve Estimates

Estimates of oil and natural gas reserves and their values determined by petroleum engineers are inherently uncertain. These estimates are based on professional judgments about a number of elements:

         - the amount of recoverable crude oil and natural gas present in a reservoir;

         - the costs that will be incurred to produce, transport and market the crude oil and natural gas; and

         -        the rate at which production will occur.

Reserve estimates are also based on evaluations of geological, engineering, production and economic data. The data can change over time due to, among other things:

         -        additional development activity;

         -        evolving production history; and

         - changes in production costs, market prices and economic conditions.

As a result, the actual amount, cost and rate of production of oil and gas reserves and the revenues derived from sale of the oil and gas produced in the future will vary from those anticipated in the most recent report on our oil and gas reserves prepared by OPC as of January 1, 2004. The magnitude of those variations may be material.

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

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. We must comply with laws and regulations which govern many aspects of our oil and gas business, including:

         -        exploration;

         -        development;

         -        production;

         -        refining;

         -        marketing;

         -        transportation;

         -        occupational health and safety;

         -        labour standards; and

         -        environmental matters.

We expect the trend towards more burdensome regulation of our business to result in increased costs and operational delays. This trend is particularly applicable in developing economies, such as those in the former Soviet Union where we have our principal operations. In these countries, the evolution towards a more developed economy is often accompanied by a move towards the more burdensome regulations that typically exist in more developed economies.

Competition

The oil and gas industry including the refining and marketing of crude oil products is highly competitive. Our competitors include integrated and independent oil and gas companies. Many of our competitors are large, well-established, well-financed companies. Because of our small size and our lack of financial resources, we may not be able to compete effectively with these companies.

Operations are Dependent on Chairman of the Board and Chief Executive

Dr. David Robson, the Chairman of the Board and Chief Executive Officer of CanArgo, is our executive who has the most experience in the oil and gas industry and who has the most extensive business relationships in the former Soviet Union. Our business and operations could be significantly harmed if Dr. Robson were to leave the company or become unavailable because of illness or death. Dr. Robson through his company, Vazon Energy Limited, has signed a comprehensive Management Services Agreement with a rolling six-month notice period and a two-year non-competition clause effective from the date of termination of the agreement. We do not carry key employee insurance on any of our employees.

ITEM 3. LEGAL PROCEEDINGS

At December 31, 2003 there were no legal proceedings pending involving CanArgo which, if adversely decided, would have a material adverse effect on CanArgo's financial position or business. From time to time we are subject to various legal proceedings in the ordinary course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CanArgo has a primary listing on the Oslo Stock Exchange ("OSE") where our common stock trades under the symbol "CNR".

Our common stock is also traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "GUSH.OB", and as a result of this stockholders may:

- find it more difficult to obtain accurate and timely quotations regarding the bid and asked prices for common stock;

-        experience greater spreads between bid and asked prices;

- be charged relatively higher transactional costs when buying or selling common stock; and

- encounter more difficulty in effecting sales or purchases of common stock.

In addition, while securities listed on national securities exchanges and the NASDAQ National Market System are exempt from the registration requirements of state securities laws, securities traded on the OTCBB must comply with the registration requirements of state securities laws, which increases the time and costs associated with complying with state securities laws when raising capital. The listing of our common stock on the OSE had until October 2000, been a secondary listing, with the primary listing being on the NASDAQ Stock Market.

The following table sets forth the high and low sales prices of the common stock on the OSE, and the high and low bid prices on the OTCBB for the periods indicated. Average daily trading volume on these markets during these periods is also provided. OTCBB data is provided by the NASDAQ Trading and Market Services and/or published financial sources and OSE data is derived from published financial sources. The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions. Sales prices on the OSE were converted from Norwegian kroner into United States dollars on the basis of the daily exchange rate for buying United States dollars with Norwegian kroner announced by the central bank of Norway. Prices in Norwegian kroner are denominated in "NOK". For historical price verification in Norway please see http://uk.table.finance.yahoo.com/k?s=cnr.ol&g=d and for exchange rate conversion $/NOK for the corresponding dates please see www.oanda.com/convert/fxhistory.

                                   OTCBB                        OSE
                       --------------------------   --------------------------
                                       AVERAGE                      AVERAGE
                       HIGH   LOW    DAILY VOLUME   HIGH   LOW    DAILY VOLUME
                       ----   ----   ------------   ----   ----   ------------
FISCAL QUARTER ENDED

March 31, 2002         0.36   0.26         32,697   0.36   0.25        550,687
June 30, 2002          0.38   0.19          3,508   0.32   0.14        250,000
September 30, 2002     0.20   0.05          9,156   0.20   0.05        256,500
December 31, 2002      0.15   0.04         29,404   0.08   0.04        712,500

March 31, 2003         0.11   0.03         35,575   0.06   0.04        273,079
June 30,2003           0.22   0.05         41,739   0.24   0.05      1,127,948
September 30, 2003     0.47   0.10         29,714   0.49   0.16      1,936,776
December 31,2003       0.69   0.26        107,109   0.54   0.27      1,582,019

At February 27, 2004, the closing price of our common stock on the OTCBB and THE OSE was $ 0.99 and $ 0.95, respectively. On February 27, 2004 one U.S. dollar equalled 7.0645 Norwegian kroner.

On February 27, 2003 the number of holders of record of our common stock was approximately 8,000. We have not paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will depend, among other things, on our results of operations and financial condition and on such other factors as our Board of Directors may, in their discretion, consider relevant.

On September 4, 2003, co-incident with the Georgian Oil farm-in to the Norio PSA, CanArgo issued 6,000,000 shares of common stock at an imputed price of $0.19 to buy out certain minority shareholders in CanArgo Norio. Four percent (4.0%) of these minority interests were owned by Provincial Securities Limited, a company for which Mr. Russell Hammond, a non-executive director of CanArgo, is an Investment Advisor. The shares, issued to purchasers previously identified in a prospectus filed as part of a registration statement on Form S-1 (file no. 333-67814), were issued as restricted securities as that term is defined in Rule 144 under the Securities Act in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) thereunder and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act.

On December 17, 2003 CanArgo issued 261,782 restricted shares at $0.32 per share to Cornell Capital as part of the commission for a Standby Equity Distribution Agreement, which is described in greater detail in the section in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" entitled "Liquidity and Capital Resources- Cornell Equity Facility". On February 11, 2004 we issued an additional 163,218 restricted shares of common stock to Cornell Capital and 30,799 restricted shares of common stock to Newbridge Securities in connection with entering into a new, expanded equity facility also described in detail in such section of Item 7. The shares issued to Cornell Capital were issued as restricted securities as that term is defined in Rule 144 under the Securities Act in transactions intended to qualify for the exemption from registration afforded by Section 4(2) thereunder and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act. Pursuant to the Standby Equity Distribution Agreement we are required to file a registration statement under the Securities Act registering such shares for resale which must be declared effective prior to our being able to utilize such facility.

On December 12, 2003, CanArgo issued 2,000,000 restricted shares of common stock at an imputed price of $0.33 per share to buy out the farm-in partner to the Manavi M-11 well. The shares were issued as restricted securities as that term is defined in Rule 144 under the Securities Act in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) and Regulation S promulgated thereunder and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from registration under the Securities Act.

We have recently made an application to the American Stock Exchange to list our shares of common stock for trading. There is no assurance that the Exchange will approve our listing application.

On March 23, 2004 at a duly convened special meeting of our stockholders held in Oslo, Norway the requisite majority of our stockholders approved an amendment to
Article 4 of our Certificate of Incorporation to increase the number of shares of common stock, par value $.10 per share, that we are authorized to issue from 150,000,000 to 300,000,000.

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

Reported in $000's except for per                                        YEAR ENDED
common share amounts                                                    DECEMBER 31,
                                                     ---------------------------------------------------
                                                      2003       2002       2001       2000       1999
                                                     ---------------------------------------------------
FINANCIAL PERFORMANCE

Operating revenues from                                8,105      5,486      4,575      7,010      2,783
continuing operations

Operating loss from                                     (159)    (4,902)   (11,838)    (2,401)    (8,119)
continuing operations

Other income  (expense) and
Minority Interest in income                             (597)      (576)      (525)       258       (354)
(loss) of consolidated subsidiaries

Net loss from continuing
operations                                              (756)    (5,478)   (11,313)    (2,143)    (8,473)

Net income (loss) from
discontinued operations, net                          (6,608)       150     (1,905)        (8)        --
of taxes and minority interest
(1)
Cumulative effect of change                               41         --         --         --         --
in accounting policy
Net loss                                              (7,322)    (5,328)   (13,218)    (2,151)    (8,473)
Net loss per common share -
  basic and diluted before                             (0.01)     (0.06)     (0.14)     (0.04)     (0.32)
 cumulative effect of change
 in accounting principle from
  continuing operations
Net loss per common share -
  basic and diluted before                             (0.07)     (0.00)     (0.02)     (0.00)        --
 cumulative effect of change
in accounting principle from discontinued
 operations
Net loss per common share -
basic and diluted                                      (0.08)     (0.06)     (0.16)     (0.04)     (0.32)

Cash generated by (used in)
operations                                             4,431      1,635     (6,289)     7,881     (1,210)

Working capital                                        3,235     10,646     14,590     23,315      2,729

Total assets                                          74,015     70,736     70,312     82,849     43,948

Minority shareholder
advances                                                  --         --        450         --         --

Stockholders' equity                                  56,708     62,105     65,800     72,426     37,863
Cash dividends per common
share                                                     --         --         --         --         --

(1) In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance its Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest. CanArgo Standard Oil Products was purchased in 2000 and operations were developed in 2001, therefore prior to 2000 there is no effect on the financial statements in respect of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION AND RISKS

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING INFORMATION. See "Qualifying Statement With Respect To Forward-Looking Information" above and "Forward-Looking Statements" below. Our activities and investments in our common stock involve a high degree of risk. Each of the risks in Item 1 "Business-Risks Associated with CanArgo's Activities" may have a significant impact on our future financial condition and results of operations.

GENERAL

We are an independent energy company engaged in operations located primarily in countries comprising the former Soviet Union involving the acquisition, exploration, development, production and marketing of crude oil and, to a lesser extent, natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing oil and gas properties by means of entering into production sharing arrangements with governmental or local oil companies. As a result of our historical exploration and acquisition activities, we believe that we have a substantial inventory of exploitation and development opportunities, the successful completion of which is critical to the maintenance and growth of our current production levels. We have incurred net losses in the last five years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

      -     the sales prices of crude oil and, to a lesser extent, natural gas;

      - the level of total sales volumes of crude oil and, to a lesser extent, natural gas;

      - the availability of, and our ability to raise additional, capital resources and provide liquidity to meet cash flow needs; and

      -     the level and success of exploration and development activity.

Reserves and Production Volumes

Year end gross total proved oil reserves at the Ninotsminda Field were 6.762 million barrels (MMbbl) up 63% from 2002's 4.15 MMbbl. Over the same period, gross total proved natural gas reserves, on an energy equivalent basis, decreased from 1.34 million barrels of oil equivalent (MMboe) to 0.51 MMboe.

The significant increase in recoverable oil reserves results primarily from the completion of a dynamic reservoir model during the year and the implementation of a successful development program based on horizontal drilling. However, recovery of these reserves is dependent on application of optimal production levels for the Ninotsminda wells and further application of horizontal drilling techniques.

Because our proved reserves will decline as crude oil, and, to a lesser extent, natural gas and natural gas liquids are produced (since our natural gas and natural gas liquid production is currently incidental to our crude oil production), unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we have produced during 2001, 2002 and 2003, please refer to the information under the caption "Results of Operations" below.

Exploitation and Development Activity

During 2003, we continued exploitation activities on our Georgian properties. We participated in the drilling of 3 successful wells on the Ninotsminda Field. The Company invested $4.5 million in capital spending on these activities during 2003. In December 2003, as a result of these activities, our average daily production was approximately 3120bbls, a 372% increase from the daily production rate at the beginning of the year (excluding production from the property sold in 2003).

We have budgeted $6.4 million for drilling expenditures in 2004. If crude oil and, to a lesser extent, natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see "Liquidity and Capital Resources".

Recent Acquisitions of Interests

In December 2003, CanArgo announced details of the acquisition of oil and gas interests in Kazakhstan which were previously owned by the UK public company Atlantic Caspian Resources plc ("ACR"). We intend to acquire these interests through a newly established associated company, Tethys Petroleum Investments Limited ("TPI") which will acquire ACR's 70% interest in BN Munai LLP ("BNM"), a Kazakh limited liability partnership on certain conditions being satisfied. BNM's interests centre on the Akkulkovsky exploration area and the Kyzyloy Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. Registration of the TPI interest in BNM is underway and should be completed in early 2004. The licence position with regard to the Akkulkovsky exploration area is currently subject to review by the Kazakh authorities and further negotiation is required to secure this. The consideration for the acquisition involves ACR taking a fully paid 10% interest in TPI, but with no cash consideration from CanArgo. We will operate TPI, however it is intended that the further development of TPI will be primarily funded by third party investment. We expect to retain a significant minority shareholding in TPI. Under ACR's ownership BNM have drilled two deep exploration wells in the Akkulkovsky area over the past three years, both of these wells being plugged and abandoned with hydrocarbon shows. However, CanArgo believe that the short term potential may lie in the shallower Kyzyloy Gas Field. This is a discovered shallow gas field, located approximately 35 km from the main Bukhara - Urals gas pipeline system, and close to the Bazoy gas storage and compression facility. Additional shallow gas indicators are apparent on seismic data, which potentially could be added to any development of the Kyzyloy Field.

In February 2004, CanArgo announced that it has obtained Georgian State regulatory approval to an agreement to obtain 50% of the Contractor's interest in the Samgori PSC in Georgia and a 50% interest in the licence holder for Block XI(B) covering the Samgori Oil Field. Regulatory approval was a key condition to the agreement and the other conditions are expected to be satisfied in due course.

This interest is being acquired from Georgian Oil Samgori Limited ("GOSL"), a company wholly owned by Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field, which is the largest oilfield discovered to date in Georgia and lies adjacent to CanArgo's Ninotsminda Field. Samgori has produced over 180 million barrels (MMbbl) of oil to date at rates up to 70,000 barrels of oil per day (bopd).

The Samgori Field complex was discovered in 1974 and produces from the same Middle Eocene sequence as the Ninotsminda Field. Recent studies by Georgian Oil (which have not been independently assessed), based on new seismic data acquired in 2001, indicate that up to 55 MMbbl of oil could be recovered from the Samgori complex utilising horizontal drilling techniques. Current production from the Field is approximately 700 bopd. We will be entitled to an immediate share of this production upon completion of the farm-in agreement. In addition, Block XI(B) which covers an area of approximately 169,514 acres (634 km(2)) contains several identified prospects and discoveries in other horizons, notably the Upper Eocene and Cretaceous. As part of the farm-in terms, we will be obliged to fund 100% of the cost of the first horizontal well section to be drilled on the Samgori Field, the anticipated cost of this well is $1.2 million. Thereafter, it is anticipated that up to a further ten horizontal development wells will be drilled on the Samgori complex over the next three years which will be funded jointly by CanArgo and GOSL pro rata their interest in the PSC.

While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, CanArgo cannot provide assurance that:

      -     funding of a Field development plan will be timely;

      - that the development plan will be successfully completed or will increase production; or

      - that Field operating revenues after completion of the development plan will exceed operating costs.

To pursue existing projects beyond CanArgo's immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in CanArgo's projects. Based on CanArgo's past history of raising capital and continuing discussions, management believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and we are unable to sell some or all of our non-core assets, or, if sold, such sales realize insufficient proceeds, further cost reductions and additional funding will be required in order for us to remain a going concern.

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

      -     raising of additional capital;

      - achieving significant production at costs that provide acceptable margins;

      - reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and

      - the ability to market the oil and gas produced at or near world prices.

Subject to our ability to raise additional capital, we have plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of our oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and we may not recover the carrying value of our oil and gas properties and ventures.

Availability of Capital

As described more fully under "Liquidity and Capital Resources" below, our sources of capital are primarily cash on hand, cash from operating activities, project financing, debt financing, the participation of other oil and gas entities in our projects, funding from the sale of our equity securities under a Standby Equity Distribution Agreement with Cornell Capital (the "Cornell Equity Facility") described below, and the proceeds from the sale of certain assets. We may also attempt to raise additional capital through the issuance of debt or equity securities although no assurances can be made that we will be successful in any such efforts.

As of March 23, 2004, the Company had an aggregate of 109,284,724 shares of common stock outstanding. On March 23, 2004, shareholders approved an increase in the authorized number of shares of common stock from 150,000,000 to 300,000,000, leaving an aggregate of 165,622,189 of uncommitted shares available for future issuance by the Company.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The crude oil and natural gas industry is a highly capital intensive and cyclical business. Our current capital requirements are driven principally by our obligations to fund the following costs:

      - the development of existing properties, including drilling and completion costs of wells; and

      -     acquisition of interests in crude oil and natural gas properties.

The amount of capital available to us will affect our ability to continue to grow the business through the development of existing properties and the acquisition of new properties and, possibly, our ability to service any future debt obligations, if any. Our sources of capital are primarily cash on hand, cash from operating activities, project financing, debt financing, the participation of other oil and gas entities in our projects, funding under the Cornell Equity Facility and the sale of certain assets. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. Significant downturns in commodity prices, such as that experienced in the last nine months of 2001 and the first quarter of 2002, can reduce our cash from operating activities. We do not hedge our crude oil production. Accordingly, future crude oil and, to a lesser extent, natural gas price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us and could also reduce our ability to borrow in the future. If the volume of crude oil we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. We sold properties in 2003 which reduced potential future reserves and in the future, we may sell additional properties and other assets, which could further reduce our production volumes and income from oil well drilling and servicing. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties or identify additional behind-pipe zones or secondary recovery reserves.

As of December 31, 2003, we had working capital of $3,235,000, compared to working capital of $10,646,000 as of December 31, 2002. The $7,410,000 decrease in working capital from December 31, 2002 to December 31, 2003 is principally due to the change in assets and liabilities held for sales resulting from the impairment of the Bugruvativske field in the period, an increase in loan facilities undertaken by the retail operation in Georgia and the part receipt of funds in respect of a farm-in agreement on the Norio project.

In May 2003, NOC entered into a new 12-month crude oil sales agreement whereby the buyer will provide a security payment of $1.75 million in return for the right to lift up to 5,000 metric tons of oil per month for the 12-month period commencing August 2003. At the end of the 12 months, the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. This agreement replaces an existing crude oil sales agreement, where the buyer had already provided $1 million security. Following the success of the N100H well, NOC entered into a further oil sales agreement with the buyer for an additional monthly quantity of 2,500 metric tons of oil. The agreement runs to the end of 2004 and as security for payment and for having the option to lift oil on a monthly basis the buyer will provide additional security in the amount of $550,000. The security will be repaid in oil at the end of the contract period.

Certain Asset Sales

In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company ("BOC"), the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw ("FOB"), CanArgo's wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged BOC's debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full payment had been received early and that CanArgo's interest in FOB had been transferred to the buyer. Management has concluded that the sale of our interest in BOC does not constitute the disposition of a material asset of the Company.

In 2003, CanArgo signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000, the unit was shipped to the US for testing. The test is due to be completed in the near future at which time the generator will be delivered to the buyer following receipt of the final payment.

CORNELL EQUITY FACILITY

In December 2003, CanArgo announced that it had signed a Standby Equity Distribution Agreement that allowed it, at its option, to issue shares to US-based investment fund Cornell Capital Partners LP ("Cornell Capital") up to a maximum value of $6 million. Under the terms of the Agreement, CanArgo could, at its discretion, issue shares to Cornell Capital at any time over the next two years. The maximum aggregate amount of the equity placements pursuant to the Agreement was $6 million. Subject to this limitation, CanArgo could draw down up to $200,000 in any seven-day period (a "Put"). The facility could be used in whole or in part entirely at CanArgo's discretion, subject to effective registration of the shares under the Securities Act of 1933, as amended ("Securities Act"). Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Average Price ('VWAP') of CanArgo common shares traded on each of the five days following a drawdown notice by CanArgo. A commission of 5% would apply to each issue of CanArgo shares under the Agreement and would be payable to Cornell Capital at the time of issue. The net effect of the 5% commission and the 3% discount is that Cornell Capital would pay 92.15% of the applicable lowest weighted price for each share of the company's common stock. The shares to be issued to Cornell Capital would be "restricted securities" as defined in rule 144 under the Securities Act. We agreed to prepare and file a registration statement under the Securities Act registering the shares to be issued under the facility for resale under such Act. This facility was terminated on February 11, 2004 when we entered into a further standby equity distribution agreement with Cornell ("New Cornell Facility"). No funds had been drawn down under the original facility when it was terminated.

Under the terms of the New Cornell Facility, Cornell Capital will provide us with an equity line of credit for 24 months. The New Cornell Facility allows us at our discretion to periodically issue and sell to Cornell Capital up to $20 million of shares of our common stock. The terms of the New Cornell Facility are materially the same as those for the original facility, with the exception that the New Cornell Facility has been increased to $20 million and the maximum amount of each advance is set at $600,000. No exercise of a Put will be made until the SEC has declared effective a registration statement registering the issuable shares under the Securities Act for resale. By way of fees and expenses, we shall issue Cornell Capital a restricted stock certificate evidencing restricted shares of common stock in an amount equal to 2.07% of the Commitment Amount ($20,000,000) based upon the Market Price (as defined in the Agreement) for the common stock. The total amount of shares to be issued to Cornell Capital was 850,000 shares of which an aggregate of 425,000 shares were issued upon execution of the original and New Cornell

Facilities. Cornell Capital will earn the remaining 425,000 restricted shares of common stock once the SEC declares the Registration Statement effective.

WORKING CAPITAL

At December 31, 2003, our current assets of approximately $15.6 million exceeded our current liabilities of $12.4 million resulting in a working capital surplus of $3.2 million. This compares to a working capital surplus of $10.6 million as of December 31, 2002. Current liabilities as of December 31, 2003 consisted approximately of trade payables of $0.5 million, $1.4 million in a partial receipt of funds from a farm-in partner in respect of an agreement on the Norio project, $3.2 million in revenues due third parties; advanced proceeds, less costs of the sale of subsidiary $1.9m; advanced proceeds from the sale of other assets $0.3m, accrued liabilities $0.3m, income taxes payable $0.1m and loans payable $0.1m.

CAPITAL EXPENDITURES

Capital expenditures in 2003, 2002 and 2001 were $5.9 million, $10.7 million and $6.3 million, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2003 2002 and 2001.

                                          DECEMBER 31,
EXPENDITURE CATEGORY:        2003             2002              2001
                             ----         ------------          ----
Development              $  5,200,614     $    543,280      $  2,054,989

Exploration                   324,467       12,167,238         5,851,306

Facilities and other          412,772       (1,975,366)       (1,589,908)

Total                       5,937,853       10,735,152         6,316,376

The negative expenditures recorded in facilities and other recorded in 2002 and 2001 is principally as a result of expenditures being reclassified to development and exploration expenditure from facilities and other when actual work is performed.

During 2003, 2002 and 2001 capital expenditures were primarily for the development and exploration of existing properties. During 2002, capital expenditures were primarily related to the exploration activity. We currently have a contingent planned minimum capital expenditure budget of $10 million subject to financing being available for 2004, of which all is allocated to Georgian development and appraisal projects. We plan to participate in the drilling of at least three horizontal sidetracks from existing wells on the Ninotsminda Field, complete the testing of the Manavi oil discovery well, M11, and drill at least one appraisal well on the Manavi structure. Further capital expenditures may be required following the conclusion of the Samgori farm-in. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels; our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volume decreases caused by natural field declines and sales of producing properties.

SOURCES OF CAPITAL

The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

                                                                              DECEMBER 31,
                                                                2003             2002             2001
                                                             -----------        ---------       ----------
Net cash generated (used in) operating activities            $ 4,430,921        1,634,629       (6,287,721)

Net cash used in investing activities                         (3,883,233)      (8,431,282)     (12,388,739)

Net cash provided in financing                                 1,529,791        3,174,870        3,085,563

Net cash flows from assets and liabilities held for sale        (190,227)        (683,308)      (8,215,666)

Total                                                          1,887,252       (4,305,091)     (23,806,563)

Operating activities for the year ended December 31, 2003 provided us with $4.4 million of cash. Investing activities used $3.9 million during 2003. Financing activities provided us $1.5 million during 2003. Most of these funds were used to continue to fund and develop our Georgian projects. In 2003, cash generated from operating activities ($4.4m) was principally due to improved production resulting from our successful horizontal well program on the Ninotsminda Field in Georgia. In 2003, cash used in investing activities was due to capital expenditures principally in Georgia ($5.9m) partially offset by the proceeds from disposals of CanArgo Standard Oil Products ($1.4m), Boryslaw Oil Company ($1.0m) and other assets ($0.3m); and receipts from Georgian Oil in respect of the Norio farm-in ($1.4m).

FUTURE CAPITAL RESOURCES

We will have five principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) funding under the Cornell Capital Equity Facility, (iv) industry participation in our projects, and (v) sales of producing properties. We may also attempt to raise additional capital through the issuance of additional debt or equity securities in public offerings or through private placements.

BALANCE SHEET CHANGES

All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents increased $1,887,000 to $3,472,000 at December 31, 2003 from $1,585,000 at December 31, 2002. The increase was primarily due to an increase in cash generated from operating activities, receipts in respect of the disposal of CanArgo Standard Oil Products and Boryslaw Oil Company, and receipt from the farm-in partner in respect of the Norio exploration program, partially offset by capital expenditures on the Ninotsminda project.

Accounts receivable decreased from $251,000 at December 31, 2002 to $162,000 at December 31, 2003 primarily as a result of an allowance against a number of historic receivables.

Inventory increased from $159,000 at December 31, 2002 to $469,000 at December 31, 2003 primarily as result of increased production of oil by Ninotsminda Oil Company. Ninotsminda Oil Company held approximately 97,000 barrels of oil in storage at December 31, 2003 for sale to the Georgian domestic, regional or international market.

Prepayments increased from $212,000 at December 31, 2002 to $962,000 at December 31, 2003 as a result of prepayment for materials and services related to CanArgo's exploration activities to be transferred to capital assets upon receipt. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products operations, a 3-megawatt duel fuel power generator, the assets of the refinery and the capital assets of the Bugruvativske Field project, decreased by $2,907,000 to $10,346,000 at December 31, 2003 from $13,253,000 at December 31,
2002 primarily due to a net write-down of $4,126,151 in 2003 of which $4,790,727 represented the write down of unproved oil and gas properties to reflect the estimated recoverable amount from the disposal of our interest in the Bugruvativske Field following an approved plan to sell our interest in the project and $667,576 represented a gain on disposal from the sale of CanArgo's interest in the Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske oilfield. This was partially offset by activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets increased from $176,000 at December 31, 2002 to $207,000 at December 31, 2002 as a result of a deposit to secure professional services.

Capital assets, net increased from $54,642,000 at December 31, 2002 to $58,323,000 at December 31, 2003, primarily as a result of investment of $5,938,000 in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda PSC. During 2002, we wrote down our oil and gas properties in the Ninotsminda Field by an aggregate $1,600,000 on application of the full cost ceiling test as a result of lower reserve quantities following production declines in 2002 and reduced development plans. If oil prices or production levels were to decline in the future, we may experience an additional impairment of this property.

Investments in and advances to oil and gas and other ventures, net deceased from $459,000 at December 31, 2002 to $75,000 at December 31, 2003. The decrease reflects our announcement in 2003, that we had reached conditional agreement to sell our interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw, CanArgo's wholly owned subsidiary which holds our 45% interest in Boryslaw Oil Company, was sold for $1,000,000 payable in eight equal tranches. Payment in full was received in December 2003.

Accounts payable increased to $483,000 at December 31, 2003 from $405,000 at December 31, 2002 primarily due to an absolute increase in corporate payables.

Advance from joint venture partner of $1,428,000 at December 31, 2003 relates to an initial receipt from Georgian Oil in accordance with the Norio farm-in agreement.

Loans payable of $102,179 at December 31, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, which a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda Field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan. The loan matured and was paid off in full in February 2004.

Other Liabilities increased from $1,500,000 at December 31, 2002 to $5,474,000 at December 31, 2003 due to advance proceeds received for the sale of CanArgo Standard Oil Products in the period, advance proceeds received for the sale of a 3-megawatt duel fuel power generator and security received resulting from an oil sales agreement entered into during the period whereby the buyer provided a security payment of $1.75 million in return for the right to lift up to 5,000 metric tons of oil per month for the 12 month period commencing August 2003 and a further security payment of $550,000 under an additional oil sales agreement in return for the rights to lift 2,500 metric tons of oil up to the end of December 2004. Proceeds received in respect of CanArgo Standard Oil Products sale are $2,000,000 at December 31, 2003.

Income taxes payable increased from $61,000 from at December 31, 2002 to $97,000 at December 31, 2003 due to the final assessment of income tax payable for Ninotsminda Oil Company Ltd, a CanArgo subsidiary.

Accrued liabilities increased to $349,000 at December 31, 2003 from $204,000 at December 31, 2002 primarily due to an increase in accrued professional fees.

Liabilities held for sale increased by $1,629,000 from $2,819,000 at December 31, 2002 to $4,448,000 at December 31, 2003 due to liabilities held for sale, in respect of discontinued operations, that increased by $1,614,000 to $3,774,000 at December 31, 2003 from $2,160,000 at December 31, 2002 primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

Minority interest in continuing and discontinued subsidiaries increased by $1,254,000 to $4,773,000 at December 31, 2003 from $3,519,000 at December 31,
2002 due to due to the write down of $1,274,895 of the minority interest share of losses relating to the refinery, minority interest share of income in the period, partially offset by CanArgo purchasing some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo in the period.

The foreign currency translation is due to the Company adopting the self-sustaining method of accounting for CanArgo Standard Oil Products. The fact that CanArgo Standard Oil Products was no longer financially and operationally dependant upon its parent company necessitated the adoption of the self-sustaining method. Under the self-sustaining method of foreign currency translation, assets and liabilities are translated into US dollars at period end exchange rates and income and expenses are translated into US dollars at average rates in effect during the period. Exchange gains and losses on translation are reflected as a separate component of shareholders' equity.

On March 23, 2004 at a duly convened special meeting of our stockholders held in Oslo, Norway the requisite majority of our stockholders approved an amendment to
Article 4 of our Certificate of Incorporation to increase the number of shares of common stock, par value $.10 per share, that we are authorized to issue from 150,000,000 to 300,000,000.

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

CanArgo recorded operating revenue of $8,105,000 during the year ended December 31, 2003 compared with $5,486,000 for the year ended December 31, 2002. The increase is primarily attributable to higher oil and gas revenues, being partially offset by lower other revenue being recorded in the twelve month period ended December 31, 2003. Other revenue for the twelve month period ended December 31, 2003 and 2002 represented the provision of drilling services in Georgia.

Ninotsminda Oil Company generated $7,881,000 of oil and gas revenue in the year ended December 31, 2003 compared with $4,163,000 for the year ended December 31, 2002 due to higher volume of sales resulting from increased production from the successful horizontal wells completed in 2003 and a higher average net sales price achieved in 2003. Its net share of the 695,174 barrels (273 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 451,863 barrels. In 2003, 64,142 barrels of oil were added to storage. For the year ended December 31, 2002, Ninotsminda Oil Company's net share of the 292,289 barrels (801 barrels per day) of gross oil production was 189,988 barrels. The increase in production is due to the successful horizontal development wells completed at the Ninotsminda Field in 2003.

Ninotsminda Oil Company's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during 2003 averaged $20.07 per barrel as compared with an average of $17.09 per barrel in 2002. Its net share of the 108,630 thousand cubic feet (mcf) of gas delivered was 82,156 mcf at an average net sale price of $1.25 per mcf of gas. For the year ended December 31, 2002, Ninotsminda Oil Company's net share of the 212,499 mcf of gas delivered was 138,124 mcf at an average net sales price of $1.25 per mcf of gas.

CanArgo had other revenue of $224,000 for the year ended December 31, 2003 compared to other revenue of $1,323,000 for the year ended December 31, 2002. In 2003 and 2002, other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. The Company subsequently established a wholly owned well services subsidiary (Argonaut Well services Limited) and at the end of March 2003 concluded a new drilling services contract with an operating company in Georgia. It will continue to bid in appropriate tenders for drilling contracts in order to utilize drilling equipment not otherwise used in its own operations.

The operating loss from continuing operations for the year ended December 31, 2003 amounted to $159,000 compared with an operating loss of $4,902,000 for 2002. The decrease in operating loss is attributable primarily to a reduction in field operating expenses, reduced selling, general and administration expense, reduced direct project costs in the period, and an impairment of oil and gas properties in 2002; partially offset by an increase in depletion and amortization in the period; and stock compensation in expense in 2003.

Field operating expenses decreased to $1,052,000 ($2.59 per BOE) for the year ended December 31, 2003 as compared to $1,538,000 ($4.69 per BOE) for 2002. The decrease is primarily a result of a cost reduction program initiated in the last quarter of 2002 at the Ninotsminda Field and costs relating to increase of oil storage in the year. Operating costs per BOE decreased as day-to-day field operations in Georgia include a proportionately higher fixed to variable cost component combined with a cost reduction program initiated in the last quarter of 2002 at the Ninotsminda Field and higher production rates.

Direct project costs decreased to $1,029,000 for the year ended December 31, 2003, from $1,429,000 for the year ended December 31, 2002, primarily due to costs associated with the provision of drilling services in Georgia in 2002.

Selling, general and administrative costs decreased to $3,229,000 for the year ended December 31, 2003, from $3,494,000 for the year ended December 31, 2002. The decrease is primarily as a result of a corporate cost reduction program initiated in the last quarter of 2002.

Non cash stock compensation expense increased to approximately $277,000 for the year ended December 31, 2003, from nil for the year ended December 31, 2002 due to the Company, effective January 1, 2003, adopting the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The increase in depreciation, depletion and amortization expense to $3,294,000 for the year ended December 31, 2003 from $2,317,000 for the year ended December 31, 2002 is attributable principally to higher production resulting from the successful horizontal wells at the Ninotsminda Field completed in 2003.

We wrote down our oil and gas properties in the Ninotsminda Field by an aggregate $1,600,000 on application of the full cost ceiling test as a result of lower reserve quantities following production declines in 2002. The write-down was a non-cash write-down. If oil prices or production levels declined in the future, we may experience an additional impairment of this property.

During 2003, CanArgo also announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw, CanArgo's wholly owned subsidiary which holds our 45% interest in Boryslaw Oil Company, was sold for $1,000,000 and a gain on disposal of $665,000 was also recorded in gain on disposition of investments during the period.

CanArgo recorded net other expenses of $605,000 for the year ended December 31, 2003, as compared to net other expense of $576,000 during the year ended December 31, 2002. The increase is primarily due to foreign exchange translation losses during 2003 partially offset by CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio in 2002, and a bad debt allowance of $275,000 being recorded in 2002.

Equity income from investments decreased to $66,000 for the year ended December 31, 2003 from an equity income of $86,000 for the year ended December 31, 2002 primarily as a result of only nine months of equity income recorded from production and sales of crude oil by Boryslaw Oil Company prior to its disposal in the last quarter of 2003.

The net loss from continuing operations of $756,000 or $0.01 per share for the year ended December 31, 2003 compares to a net loss from continuing operations of $5,478,000 or $0.06 per share for the year ended December 31, 2002. The weighted average number of common shares outstanding was higher during the year ended December 31, 2003 than during the year ended December 31, 2002, due in large part to share issues in respect of agreements relating to of Norio and Manavi projects during 2003.

The cumulative effect of change in accounting principle of $41,290 at December 31, 2003 relates to the adoption of FASB Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset's useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

CanArgo recorded operating revenue of $5,486,000 during the year ended December 31, 2002 compared with $4,575,000 for the year ended December 31, 2001. The increase is primarily attributable to other revenue, representing provision of drilling services in Georgia.

Ninotsminda Oil Company generated $4,163,000 of oil and gas revenue in the year ended December 31, 2002 compared with $3,967,000 for the year ended December 31, 2001 due principally to a lower average net sales price achieved in 2002. Its net share of the 292,289 barrels (801 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 189,988 barrels. In 2002, 44,483 barrels of oil were removed from storage and sold. For the year ended December 31, 2001, Ninotsminda Oil Company's net share of the 413,724 barrels (1,133 barrels per day) of gross oil production was 247,179 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

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

CanArgo had other revenue of $1,323,000 for the year ended December 31, 2002 compared to other revenue of $608,000 for the year ended December 31, 2002. In 2002 and 2001, all other revenue consisted of the provision of drilling services. In September 2001, CanArgo entered into an agreement to provide drilling services to a third party using one of CanArgo's rigs. Commercial drilling operations commenced in October 2001 and continued through February 2002. No new drilling service contracts have been signed, although the company has established a well services subsidiary, which will bid in local tenders for drilling contracts.

The operating loss from continuing operations for the year ended December 31, 2002 amounted to $4,902,000 compared with an operating loss of $11,838,000 for 2001. The decrease in operating loss is attributable primarily to reduced impairment of oil and gas properties in 2002, profit generated from a drilling services contract, and a reduced depreciation, and reduced depletion and amortization in the period.

Field operating expenses decreased to $1,538,000 ($4.69 per BOE) for the year ended December 31, 2002 as compared to $1,568,000 ($2.62 per BOE) for 2001. The decrease is primarily a result of decreased activity at the Ninotsminda Field offset partially by costs relating to sales of oil from storage in the year. Operating costs per BOE increased as day-to-day field operations in Georgia include a proportionately higher fixed to variable cost component combined with lower production rates.

Direct project costs increased to $1,429,000 for the year ended December 31, 2002, from $1,300,000 for the year ended December 31, 2001, reflecting additional costs associated with the provision of drilling services in Georgia.

Selling, general and administrative costs increased to $3,494,000 for the year ended December 31, 2002, from $3,483,000 for the year ended December 31, 2001. The increase was primarily as a result of the impact of increased costs resulting from business development activity offset partially the impact of a corporate cost reduction program initiated in the last quarter of 2002.

The decrease in depreciation, depletion and amortization expense to $2,317,000 for the year ended December 31, 2002 from $2,746,000 for the year ended December 31, 2001 is attributable principally to lower production, due to limited workover investment resulting in a natural reservoir rate of decline.

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

CanArgo recorded net other expenses of $576,000 for the year ended December 31, 2002, as compared to net other income of $525,000 during the year ended December 31, 2001. This is primarily due to CanArgo's adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio. Additional movements are explained by lower cash balances in 2002, an allowance for doubtful accounts of $275,000 from previous gas sales, and a bad debt write-off of $93,000 relating to the provision of drilling services in Georgia.

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

The net loss from continuing operations of $5,478,000 or $0.06 per share for the year ended December 31, 2002 compares to a net loss from continuing operations of $11,313,000 or $0.16 per share for the year ended December 31, 2001. The weighted average number of common shares outstanding was substantially higher during the year ended December 31, 2002 than during the year ended December 31, 2001, due in large part to private placements in July 2001, February and May 2002.

RESULTS OF DISCONTINUED OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

The net income from discontinued operations, net of taxes and minority interest for the year ended December 31, 2003 amounted to $6,608,000 compared with net income of $150,000 for the corresponding period in 2002. The increase in net loss from discontinued operations, net of taxes and minority interest relates to the activities of LVR and GAOR, offset partially by the activities of CanArgo standard Oil Products. Losses increased at GAOR as there was no income in the year ended December 31, 2003.

During 2003, CanArgo approved a plan to sell its interest in the Bugruvativske Field and recorded a write-down of $4,790,727 in 2003 of unproved oil and gas properties to reflect the estimated recoverable amount from disposal.

An impairment of other assets of $1,355,000 for the year ended December 31, 2003, from nil for the year ended December 31, 2002 was due to a write-down of the minority interest share of losses relating to GAOR of $1,274,895 and the a write- down of a generator in the period to its net realizable value by $80,000. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. In 2004, CanArgo came to an agreement to sell the refinery.

Increased income at CanArgo standard Oil Products is due to higher sales volume during 2003 offset partially by more competitive operating margins for the year ended December 31, 2003 compared with the corresponding period in 2002. Increased income at LVR related to foreign exchange gains in the period for the year ended December 31, 2003 compared with the corresponding period in 2002

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The net income from discontinued operations, net of taxes and minority interest for the year ended December 31, 2002 increased to $150,000 compared with net loss of $1,905,000 for the corresponding period in 2001. The increase in net income from discontinued operations, net of taxes and minority interest relates mainly to the activities of GAOR and the impairment of a power-generating unit in 2001, offset partially by the activities of CanArgo standard Oil Products and LVR.

During 2001, Georgian American Oil Refinery ("GAOR") was producing operating losses. Only naphtha, diesel and mazut can be produced and of these products, an excise tax on both naphtha and diesel sales remains in place. In the fourth quarter 2001, GAOR deemed the production of naphtha as commercially uneconomic and suspended refining activity. In 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. In 2003, CanArgo approved a plan to dispose of its interest in GAOR.

In 2001, as a result of both product instability and continued difficulties addressing excise taxes on refined products, refinery and related equipment was written-down by $3,360,000 to reflect, under current conditions, the estimated net recoverable amount of the refinery.

In 2001, CanArgo wrote down other oil and gas related equipment by $500,000 following a decision to dispose of a power-generating unit. In 2002, a plan was agreed to sell this equipment and it is included in assets held for sale as at December 31, 2002.

CanArgo standard Oil Products income decreased for the year ended December 31, 2002 due to more competitive operating margins for the year ended December 31, 2002 compared with the corresponding period in 2001 and interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

LVR corporate costs for the year ended December 31, 2002 were lower than the corresponding period in 2001 due to less corporate activity.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

Our principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing contracts and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

Our production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio PSA and the Tbilisi PSC were concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm that the Ninotsminda production sharing contract and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

- The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with Ninotsminda Oil Company thereunder;

- the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and

- the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to Ninotsminda Oil Company by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of existing production sharing contracts in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda area with AES was terminated without AES earning any rights to any of the Ninotsminda area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7.5 million, representing their prior funding under the Participation Agreement.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At December 31, 2003, CanArgo had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards.

Under the Norio and North Kumisi PSA the shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tons of oil per day over any 90 day period.

In September 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement ("Norio PSA") with a wholly owned subsidiary of Georgian Oil. CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption rights under the Norio PSA. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to US$ 2.0 million to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the "Option") exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$
6.5 million. The well was suspended in 2002 due to lack of available funding at that time. Drilling recommenced on the well in December 2003 and the current depth is approximately 4,200 meters. It is expected that the well will be finished within three months.

Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo shares to the minority interest holders in CanArgo Norio. 4.0% of these minority interests were owned by Provincial Securities Limited, a company which J.F. Russell Hammond, a non-executive director of CanArgo, is an Investment Advisor. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If the Option is exercised CanArgo would issue a further 3 million restricted shares to the minority interest holders.

In May 2003, NOC entered into a new 12-month crude oil sales agreement whereby the buyer will provide a security payment of $1.75 million in return for the right to lift up to 5,000 metric tons of oil per month for the 12-month period commencing August 2003. At the end of the 12 months, the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. This agreement replaces an existing crude oil sales agreement, where the buyer had already provided $1 million security. Following the success of the N100H well, NOC entered into a further oil sales agreement with the buyer for an additional monthly quantity of 2,500 metric tons of oil. The agreement runs to the end of 2004 and as security for payment and for having the option to lift oil on a monthly basis the buyer will provide additional security in the amount of $550,000. The security will be repaid in oil at the end of the contract period. NOC has a total commitment to repay $2.3m arising from security payments under oil sales agreements signed in May 2003 and October 2003.

On July 2, 2003 CanArgo announced that its subsidiary CanArgo Norio had entered into a new Production Sharing Contract (PSC) for Blocks XI(G) and XI(H) (Mtskheta, Tetritskaro and Gardabani areas), named the "Tbilisi PSC" in the Republic of Georgia. The licence was subsequently issued on 9 July 2003 for a period of 25 years. These areas are located adjacent to CanArgo's existing acreage close to Tbilisi and cover in total approximately 119,843 acres (485 km(2)). Under the terms of the Tbilisi PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000. The commercial terms of the Tbilisi PSC are similar to those governing CanArgo Norio's other exploration areas.

The following table sets forth information concerning the amounts of payments due under specified contractual obligations for periods of less than one year, one to three years, three to five years and more than five years as at December 31, 2003.

                                      DUE IN LESS    DUE IN 1 TO 3   DUE IN 3 TO 5   DUE IN MORE
CONTRACTUAL OBLIGATIONS               THAN 1 YEAR        YEARS           YEARS       THAN 5 YEARS
                                      -----------    -------------   -------------   ------------
Operating lease obligations            $261,400         683,183         440,000         220,000
Loans payable                           102,179
Other long-term liabilities (1)               -               -               -         152,000
                                       --------------------------------------------------------
                                       $363,579         683,183         440,000         372,000
                                       ========================================================

(1) Other long-term liabilities represent costs provided for future site restoration.

(2) CanArgo has no contractual obligations in respect of long-term debt, capital leases or purchase obligations.

RELATED PARTY TRANSACTIONS

Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2003 were $7,229,000 (2002 $5,263,000).

A company owned by significant employees of Georgian British Oil Company Ninotsminda provides certain equipment to Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2003 were $183,428 ($125,729 in 2002). In 2003, the same company provided additional services to Georgian British Oil Company Ninotsminda in accordance with the farm-in agreement in respect of the Manavi well for the value of $450,000.

Dr. David Robson, Chief Executive Officer, provides all of his services to CanArgo through Vazon Energy Limited of which he is the Managing Director.

Mr. Russell Hammond, a non-executive director of CanArgo, is also an Investment Advisor to Provincial Securities who became a minority shareholder in the Norio and North Kumisi Production Sharing Agreement through a farm-in agreement to the Norio MK72 well.

Transactions with affiliates are reviewed and voted on solely by non-interested directors.

CRITICAL ACCOUNTING POLICIES

NATURAL GAS AND OIL PROPERTIES

We utilize the full cost method of accounting for costs related to our natural gas and oil properties. We review the carrying value of our natural gas and oil properties under the full cost accounting rules of the SEC. Under these rules, all such costs (productive and non-productive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. If the net capitalized costs of natural gas and oil properties exceed the ceiling, we will record a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders' equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. The write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling.

The risk that we will be required to write-down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are depressed or if there are substantial downward revisions in estimated proved reserves. Application of these rules during periods of relatively low natural gas or oil prices due to seasonality or other reasons, even if temporary, increases the probability of a ceiling test write-down. Based on natural gas and oil prices in effect on December 31, 2003, the unamortized cost of our natural gas and oil properties did not exceed the ceiling of proved natural gas and oil reserves. Natural gas pricing has historically been unpredictable and any significant declines could result in a ceiling test write-down in subsequent quarterly or annual reporting periods.

Natural gas and oil reserves used in the full cost method of accounting cannot be measured exactly. Our estimate of natural gas and oil reserves requires extensive judgments of reservoir engineering data and is generally less precise than other estimates made in connection with financial disclosures. Assigning monetary values to such estimates does not reduce the subjectivity and changing nature of such reserve estimates. The uncertainties inherent in the disclosure are compounded by applying additional estimates of the rates and timing of production and the costs that will be incurred in developing and producing the reserves. We engage the services of an independent petroleum consulting firm to calculate reserves.

Use of Estimates in the Preparation of Financial Statements

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

Concentration of Credit Risk

Although CanArgo's cash and temporary investments and accounts receivable are exposed to potential credit loss, CanArgo does not believe such risk to be significant. Even though a substantial amount of funds were in accounts at financial institutions which were not covered under bank guarantees, management does not believe that maintaining balances in excess of bank guarantees resulted in a significant risk to the Company.

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

NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (2) has a group of equity owners that are unable to make significant decisions about its activities; or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

The Company does not have an interest in any special purpose entity that is required to be consolidated under FIN 46. The Company's is currently evaluating its involvement in other entities pursuant to the revised guidance; however, the Company does not anticipate a significant effect as a result of its application.

 In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatory redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21,Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

Management has been made aware of a reporting issue regarding the application of provisions of SFAS 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company's and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). Also under consideration is whether SFAS 142 requires registrants to provide the additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights.

The Emerging Issues Task Force ("EITF") has recently decided to consider this issue. If the EITF determines that SFAS 142 requires the Company to reclassify costs associates with mineral rights from property and equipment to intangible assets, the Company currently believes that its results of operations and financial condition would not be materially affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing full cost accounting rules and impairment standards. In addition, cost associated with mineral rights would continue to be characterized as oil and gas property costs in the Company's required disclosures under SFAS 69.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this Item 7 and elsewhere in this Annual Report on Form 10-K are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

Few of the forward-looking statements in this Annual Report deal with matters that are within our unilateral control. Joint venture, acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have objectives and interests that may not coincide with ours and may conflict with our interests. Unless we are able to compromise these conflicting objectives and interests in a mutually acceptable manner, agreements and arrangements with these third parties will not be consummated.

Operating entities in various foreign jurisdictions must be registered by governmental agencies, and production licenses for development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context. Finally, due to the developing nature of the legal regimes in many former Soviet Union countries where we operate, our contractual rights and remedies may be subject to certain legal uncertainties.

We do not have a majority of the equity in the entity that is the licensed developer of some projects, , that we may pursue in the former Soviet Union, even though we may be the designated operator of the oil or gas field. In these circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. As a result of all of the foregoing, among other matters, any forward-looking statements regarding the occurrence and timing of future events may well anticipate results that will not be realized. Demands by or expectations of governments, co-venturers, customers and others may affect our strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect our participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

Our ability to finance all of its present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part of all of our project development, capital expenditure, production and other plans. The availability of equity or debt financing to us or to the entities that are developing projects in which hawse have interests is affected by many factors, including:

      -     world economic conditions;

      -     the state international relations;

      - the stability and policies of various governments located in areas in which we currently operate or intend to operate;

      - fluctuations in the price of oil and gas, the general outlook for the oil and gas industry and competition for available funds; and

      - an evaluation of us and specific projects in which we have an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.

COMMITMENTS

CanArgo has not filed any of its required 2002 or 2003 income tax or information returns required by various governmental authorities. Failure to file these returns carries significant penalties. CanArgo is taking steps to rectify the matter. CanArgo has not accrued for any penalties it may be required to pay.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is due to changes in oil and gas prices and currency fluctuations. As indicated elsewhere in this Report, as a producer of oil and gas we are exposed to changes in oil and gas prices as well as changes in supply and demand which could affect our revenues. We do not engage in any commodity hedging activities. Due to the ready market for our production in the Republic of Georgia, we do not believe that any current exposures from this risk will materially affect our financial position at this time, but there can be no assurance that changes in such market will not affect us adversely in the future.

Also as indicated elsewhere in this Report, because all of our operations are being conducted in the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operate. At present we do not engage in any currency hedging operations since, to the extent we receive payments for our production and marketing activities in local currencies, we are utilizing such currencies to pay for our local operations. In addition, we currently have contracts to sell our production from the Ninotsminda Field in the Republic of Georgia which provide for payment in dollars, although we may not always be able to continue to demand payment in U.S. dollars.

While CanArgo Standard Oil Products marketing revenue was denominated in Lari, the local Georgian currency, and was used to pay Lari denominated operating costs, its long term debt was denominated in dollars. As a result, had we retained our interest in CSOP, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. However, since we have sold our interest in CSOP, such changes in exchange rates insofar as their effect on CSOP will not affect our financial condition in the future.

CanArgo had no material interest in investments subject to market risk during the period covered by this report.

Because the majority of all revenue to CanArgo is from the sale of production from the Ninotsminda Field then a change in the price of oil or a change in the production rates have a substantial effect on this revenue and therefore profits.

Assuming the same production in 2004 as 2003 but decreasing the net oil price the Company receives from sales by $5.00 and $10.00 respectively would change the total annual revenue from oil sales as follows. The total annual revenue from oil sales for 2003 based on an average net oil price received of $20.07 was $7,778,356. If the average net oil price received was $5.00 less at $15.05 then the total annual revenue from oil sales would be reduced by $1,938,605 to $5,842,955. If the average net oil price received was reduced by $10/barrel then the total annual revenue from oil sales realised would be reduced by $3,877,210 to $3,904,350, assuming all other factors are constant.

Assuming constant oil prices but a reduction in annual production by 20% and 50% would have the following effect on total annual revenues. In 2003 the total oil sales were 387,721 barrels of oil producing revenue of $7,778,356. If this was reduced by 20% then the annual revenue from oil sales would be reduced to $6,225,248. If the total annual oil sales were reduced by 50% or 193,861 barrels then the total annual revenue from oil sales would be $3,883,026. Assuming all other factors are constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required to be filed in this Report begin at Page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As noted in the Form 8-K filed in July 2003, our Board of Directors engaged the accounting firm of L.J. Soldinger Associates LLP as our certifying accountant for the year ended December 31, 2003. The engagement of L J Soldinger Associates LLC was approved by the Audit Committee of the Board of Directors. The Audit Committee of the Board of Directors approved the dismissal of PricewaterhouseCoopers LLP. The reports of PricewaterhouseCoopers LLP ("PwC") on the Company's financial statements for the two fiscal years ended December 31, 2001 and 2002 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles but PwC's report on the financial statements for the fiscal year ended December 31, 2002 did contain an explanatory paragraph for an uncertainty regarding the Company's ability to continue as a going concern. In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 2001 and 2002, there were no disagreements with PricewaterhouseCoopers LLP on any matters of accounting principles, financial statement disclosure or audit scope and procedures which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused the firm to make reference to the matter in their report.

ITEM 9A. CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, are effective, as of the evaluation date, in timely alerting them to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act. In designing and evaluating the disclosure controls and procedures, the company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. Since the date of the evaluation, there have been no significant changes in our internal controls over financial reporting (as required by the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) or in other factors that have materially affected, or are reasonably likely to materially affect such controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2004 annual meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2004 annual meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2004 annual meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2004 annual meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2004 annual meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The following financial statements and related notes of the Company contained on pages F-1 through F- 44 are filed as part of this Report:

Reports of Independent Auditors

Consolidated Statements of Operations - Years Ended December 31, 2003, 2002, and 2001.

Consolidated Balance Sheets - December 31, 2003 and 2002.

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements

(2) FINANCIAL STATEMENTS SCHEDULES

None

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K:

      The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2003.

      On December 11 2003, CanArgo issued a statement that operations in the Republic of Georgia are unaffected by the current political changes in the country.

      On December 11 2003, CanArgo announced the initial test results of horizontal production well N96H, in the Ninotsminda Field, Georgia.

      On December 11 2003, CanArgo announced that it had filed its results for the nine months ended September 30th 2003 on November 14th 2003.

(c) EXHIBITS

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

        *10(3) Amended and Restated CanArgo Energy Inc. Stock Option Plan
               (Incorporated herein by reference from September 30, 1998 Form 10-Q).

        10(6) Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

        *10(14) Management Services t Agreement between CanArgo Energy
               Corporation and Vazon Energy Limited concerning the provision of services by Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

        10(15) Tenancy Agreement between CanArgo Services (UK) Limited and
               Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

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

        10(25) Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(26) Amendments of and Additions to Joint Investment Production
               Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(27) Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(28) Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(29) Stock sale purchase contract of IPEC between Lateral Vector
               Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(30) Sale agreement of CanArgo Petroleum Products Limited between
               CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q).

        10(31) Crude Oil Sales Agreement dated May 5, 2003 (Incorporated herein by reference from September 30, 2003 Form 10-Q).

        10(32) Farm-in Agreement dated September 4, 2003 relating to the Norio
               (Block XI(C)) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from September 30, 2003 Form 10-Q).

        10(33) Farm-in Agreement dated September 7, 2003 relating to the M11 well on the Manavi Cretaceous prospect within the Ninotsminda PSC area between Ninotsminda Oil Company Limited and Georgian British Oil Services Company Limited (Incorporated herein by reference from September 30, 2003 Form 10-Q).

        10(34) Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from September 30, 2003 Form 10-Q).

        +10(36) Manavi Termination Agreement dated December 5, 2003.

        21 List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

        +23(a) Consent of L.F. Soldinger & Associates, LLP, Independent Public
               Accountants.

        +23(b) Consent of PricewaterhouseCoopers LLP, Independent Public
               Accountants.

        +31(1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

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

CANARGO ENERGY CORPORATION
(Registrant)

By:     /s/Vincent McDonnell                                 Date: April 8, 2004
        ----------------------------------
        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:     /s/David Robson                                      Date: April 8, 2004
        ----------------------------------
        David Robson, Chairman of the
        Board and Chief Executive Officer
        and Director Principal Executive
        Officer

By:     /s/Vincent McDonnell                                 Date: April 8,2004
        ----------------------------------
        Vincent McDonnell, Chief Financial
        Officer and Director Principal
        Accounting Officer

By:     /s/Michael Ayre                                      Date: April 8, 2004
        ----------------------------------
        Michael Ayre, Director

By:     /s/Russell Hammond                                   Date: April 8, 2004
        ----------------------------------
        Russell Hammond, Director

By:     /s/Nils N. Trulsvik                                  Date: April 8, 2004
        ----------------------------------
        Nils N. Trulsvik, Director

                           CANARGO ENERGY CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

Report on Management's Responsibilities                 F-2

Independent Auditors' Report                            F-3

Consolidated Balance Sheets                             F-4

Consolidated Statements of Operations                   F-5

Consolidated Statements of Stockholders' Equity         F-6

Consolidated Statements of Cash Flows                   F-7

Notes to Financial Statements                          F-10

                     REPORT ON MANAGEMENT'S RESPONSIBILITIES

To the Stockholders of CanArgo Energy Corporation:

CanArgo's management is responsible for the integrity and objectivity of the financial information contained in this Annual Report. The financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and, where necessary, reflect the informed judgements and estimates of management.

Management maintains and is responsible for systems of internal accounting control designed to provide reasonable assurance that all transactions are properly recorded in the Company's books and records, that procedures and policies are adhered to, and that assets are safeguarded from unauthorized use.

The financial statements for 2003 have been audited by the independent accounting firm of L J Soldinger Associates LLC, as indicated in their report. The financial statements for 2002 and 2001 were audited by the independent accounting firm of PricewaterhouseCoopers, LLP as indicated in their report. Management has made available to its outside auditors' all the Company's financial records and related data and minutes of directors' and audit committee meetings.

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

/s/Dr. David Robson                                 /s/Vincent McDonnell
Chief Executive Officer                             Chief Financial Officer

April 8, 2004

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
CanArgo Energy Corporation
St Peter Port, Guernsey, British Isles

We have audited the accompanying consolidated balance sheet of CanArgo Energy Corporation as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CanArgo Energy Corporation as of December 31, 2003, and the consolidated results of operations, changes in stockholders' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation. Effective January 1, 2003 the Company voluntarily commenced recording stock based compensation, on a prospective basis, using the fair value method as allowed by the provisions of Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123".

Also as discussed in Note 2 to the financial statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003, and implemented the accounting required under the provisions of Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations.

L J SOLDINGER ASSOCIATES LLC

Deer Park, Illinois, USA
March 11, 2004

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of CanArgo Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of CanArgo Energy Corporation and its subsidiaries at 31 December 2002, and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PricewaterhouseCoopers LLP

London, England
March 24, 2003, except for Note 17 paragraph 7, as to which the date is April 9, 2004

                           CANARGO ENERGY CORPORATION
                           Consolidated Balance Sheets
                      (Expressed in United States dollars)

                                                                                            December 31,
                                                                                ---------------------------------
                                                                                     2003                2002
                                                                                -------------       -------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                    $   3,472,252       $   1,585,000
   Accounts receivable                                                                161,772             250,603
   Inventory                                                                          468,793             158,896
   Prepayments                                                                        961,588             211,623
   Assets held for sale                                                            10,346,077          13,252,529
   Other current assets                                                               206,532             175,951
                                                                                -------------       -------------

Total current assets                                                               15,617,014          15,634,602

Capital assets, net (including unevaluated amounts of $26,592,260 and
  $31,882,906, respectively)                                                       58,322,699          54,642,008
Investments in and advances to oil and gas and other ventures, net                     75,000             459,308
                                                                                -------------       -------------

Total assets                                                                    $  74,014,713       $  70,735,918
                                                                                =============       =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable - trade                                                     $     483,282       $     405,234
   Advance from joint venture partner                                               1,427,612                   -
   Loans payable                                                                      102,179                   -
   Other liabilities                                                                5,473,823           1,500,000
   Income taxes payable                                                                97,500              61,000
   Accrued liabilities                                                                349,487             204,045
   Liabilities held for sale                                                        4,447,706           2,818,727
                                                                                -------------       -------------

Total current liabilities                                                          12,381,589           4,989,006

Provision for future site restoration                                                 152,000             122,290

Minority interest in subsidiaries                                                   4,772,683           3,519,342

Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.10 ; authorized - 150,000,000 shares; shares
    issued and outstanding - 105,617,988 at 2003 and 97,356,206 at 2002            10,561,798           9,735,620
   Capital in excess of par value                                                 146,401,804         145,151,475
   Accumulated other comprehensive income (deficit)                                  (146,463)              4,668
   Accumulated deficit                                                           (100,108,698)        (92,786,483)
                                                                                -------------       -------------

Total stockholders' equity                                                         56,708,441          62,105,280
                                                                                -------------       -------------

Total liabilities and stockholders' equity                                      $  74,014,713       $  70,735,918
                                                                                =============       =============

    The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      Consolidated Statements of Operations
                      (Expressed in United States dollars)

                                                                                   For the Years Ended December 31,
                                                                           --------------------------------------------------
                                                                               2003              2002                2001
                                                                           ------------       ------------       ------------
Operating revenues from continuing operations:
   Oil and gas sales                                                       $  7,881,172       $  4,163,201       $  3,967,078
   Other                                                                        223,608          1,322,554            608,032
                                                                           ------------       ------------       ------------
                                                                              8,104,780          5,485,755          4,575,110
                                                                           ------------       ------------       ------------
Operating expenses:
   Field operating expenses                                                   1,051,905          1,537,917          1,568,011
   Direct project costs                                                       1,028,682          1,428,638          1,300,423
   Selling, general and administrative                                        3,228,982          3,493,828          3,482,574
   Non cash stock compensation expense                                          276,507                  -                  -
   Depreciation, depletion and amortization                                   3,294,086          2,316,774          2,745,934
   Impairment of oil and gas properties                                               -          1,600,000          7,300,000
   Gain on disposition of investment                                           (664,576)                 -                  -
   Loss on disposition of assets                                                 47,835             10,725             16,130
                                                                           ------------       ------------       ------------
                                                                              8,263,421         10,387,882         16.413.072
                                                                           ------------       ------------       ------------

Operating Loss from continuing operations                                      (158,641)        (4,902,127)       (11,837,962)
Other income (expense)
   Interest, net                                                                (35,386)            32,413            677,559
   Foreign exchange gains (losses)                                             (511,370)           128,579             28,948
   Other                                                                       (123,541)          (822,908)           (21,646)
   Equity income (loss) from investments                                         65,544             86,059           (160,000)
                                                                           ------------       ------------       ------------

Total other income (expense)                                                   (604,753)          (575,857)           524,861
                                                                           ------------       ------------       ------------

Loss from continuing operations before minority interest and taxes             (763,394)        (5,477,984)       (11,313,101)
Minority interest in  loss of consolidated subsidiaries                           7,406                 58                  -
                                                                           ------------       ------------       ------------

Loss from continuing operation                                                 (755,988)        (5,477,926)       (11,313,101)
Net income (loss) from discontinued operations, net of taxes and
  minority interest                                                          (6,607,517)           150,225         (1,905,245)
Cumulative effect of change in accounting principle                              41,290                  -                  -
                                                                           ------------       ------------       ------------

Net Loss                                                                   $ (7,322,215)      $ (5,327,701)      $(13,218,346)
                                                                           ============       ============       ============

Weighted average number of common shares outstanding                         99,432,000         96,643,744         83,869,579
                                                                           ------------       ------------       ------------
Net loss per common share - basic and diluted before cumulative effect of change in accounting principle
   From continuing operations                                              $      (0.01)      $      (0.06)      $      (0.14)
   From discontinued operations                                                   (0.07)                 -              (0.02)
   Cumulative effect of change in accounting principle, net of income
   tax                                                                                -                  -                  -
                                                                           ------------       ------------       ------------

Net loss per common share - basic and diluted                              $      (0.08)      $      (0.06)      $      (0.16)
                                                                           ============       ============       ============
Other comprehensive income (loss):
   Foreign currency translation                                                (151,131)             4,668                  -
   Net loss                                                                  (7,322,215)        (5,327,701)       (13,218,346)
                                                                           ------------       ------------       ------------

Comprehensive loss                                                         $ (7,473,346)      $ (5,323,033)      $(13,218,346)
                                                                           ============       ============       ============

    The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                      Consolidated Statements of Cash Flows
                      (Expressed in United States dollars)

                                                                                   For the Years Ended December 31,
                                                                        --------------------------------------------------
                                                                            2003                2002               2001
                                                                        ------------       ------------       ------------
Operating activities:
   Loss from continued operations                                       $   (755,988)      $ (5,477,926)      $(11,313,101)
   Non-cash stock compensation expense                                       276,507                  -                  -
   Non-cash interest expense                                                  14,000                  -                  -
   Depreciation, depletion and amortization                                3,294,085          2,316,775          2,745,934
   Impairment of oil and gas properties                                            -          1,600,000          7,300,000
   Equity income from investments                                            (65,544)           (86,059)           160,000
   Gain on disposition of investment                                        (664,576)                 -                  -
   Loss on disposition of assets                                              47,835             10,725             16,130
   Allowance for doubtful accounts                                           170,000            275,000            200,000
   Minority interest in (loss) income of consolidated subsidiaries            (7,406)               (58)                 -
   Changes in assets and liabilities:
      Accounts receivable                                                    (81,169)           893,086         (1,035,443)
      Inventory                                                             (309,897)           214,922            294,519
      Prepayments                                                             54,767             29,713           (130,300)
      Other current assets                                                   (30,581)           (13,578)            38,690
      Accounts payable                                                        78,047            568,205         (4,343,832)
      Deferred revenue                                                     2,228,899          1,500,000                  -
      Income taxes payable                                                    36,500                  -             61,000
      Accrued liabilities                                                    145,442           (196,176)          (281,318)
                                                                        ------------       ------------       ------------

Net cash generated by operating activities                                 4,430,921          1,634,629         (6,287,721)
                                                                        ------------       ------------       ------------
Investing activities:
   Capital expenditures                                                   (5,937,853)       (10,735,152)        (6,316,387)
   Proceeds from disposition of assets                                             -                  -             19,383
   Acquisitions, net of cash acquired                                              -            (50,000)        (4,044,973)
   Proceeds from disposition if investments                                1,000,000             13,435            125,000
   Repayments from (investments in and advance to) oil and gas and
     other ventures                                                          114,428            346,059           (831,403)
   Advance proceeds from the sale of CanArgo Standard Oil Products         1,443,729                  -                  -
   Advance proceeds from the sale of CanArgo Petroleum Refining
     Limited                                                                 301,195                  -                  -
   Change in non cash working capital items                                 (804,732)         1,994,376         (1,340,359)
                                                                        ------------       ------------       ------------

Net cash used in investing activities                                     (3,883,233)        (8,431,282)       (12,388,739)
                                                                        ------------       ------------       ------------
Financing activities:
   Proceeds from sale of common stock                                              -          1,790,948          7,235,337
   Share issuance costs                                                            -           (162,215)          (643,075)
   Minority shareholder advances                                                   -                  -            450,000
   (Repayment of) Advances from minority interest                                  -          1,546,137          1,931,874
   Advances from joint venture partner                                     1,427,612                  -         (5,888,573)
   Proceeds from loans                                                       380,000                  -                  -
   Repayment of loans                                                       (277,821)                 -                  -
                                                                        ------------       ------------       ------------

Net cash provided by financing activities                                  1,529,791          3,174,870          3,085,563
                                                                        ------------       ------------       ------------

Net cash flows from assets and liabilities held for sale                    (190,227)          (683,308)        (8,215,666)
                                                                        ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                       1,887,252         (4,305,091)       (23,806,563)
Cash and cash equivalents, beginning of year                               1,585,000          5,890,091         29,696,654
                                                                        ------------       ------------       ------------

Cash and cash equivalents, end of year                                  $  3,472,252       $  1,585,000       $  5,890,091
                                                                        ============       ============       ============

    The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION                Page 1 of 2
                 Consolidated Statements of Stockholders' Equity
                      (Expressed in United States dollars)

                                         Common Stock
                                    --------------------------                    Accumulated
                                      Number of                     Additional        Other                              Total
                                    Shares Issued                     Paid-In     Comprehensive     Accumulated      Stockholders'
                                     and Issuable   Par Value         Capital     Income (Loss)       Deficit           Equity
                                    -------------  -----------     ------------   -------------    --------------    -------------
Balance, December 31, 2000           75,526,890    $ 7,552,690     $138,275,319     $      -       $ (74,240,436)    $ 71,587,573
                                     ----------    -----------     ------------     --------       -------------     ------------
Shares issuable upon exchange
  of CanArgo Oil & Gas, Inc.
  Exchangeable Shares without
  receipt of further
  consideration                         423,791         42,379          795,712            -                   -          838,091
                                     ----------    -----------     ------------     --------       -------------     ------------

Total, December 31, 2000             75,950,681      7,595,069      139,071,031            -         (74,240,436)      72,425,664
                                     ----------    -----------     ------------     --------       -------------     ------------
Less shares issuable at
  beginning of year                    (423,791)       (42,379)        (795,712)           -                   -         (838,091)

Issuance of common stock
  pursuant to July private
  placement                          16,057,765      1,605,776        5,629,561            -                   -        7,235,337

Issuance of common stock upon
  exchange of CanArgo Oil &
  Gas, Inc. Exchangeable Shares         274,965         27,496          516,276            -                   -          543,772

Share issuance costs                          -              -         (643,075)           -                   -         (643,075)

Net loss                                      -              -                -            -         (13,218,346)     (13,218,346)
                                     ----------    -----------     ------------     --------       -------------     ------------
Balance, December 31, 2001           91,859,620      9,185,962       143,778,081           -         (87,458,782)      65,505,261
                                     ----------    -----------     ------------     --------       -------------     ------------
Shares issuable upon exchange
  of CanArgo Oil & Gas, Inc.
  Exchangeable Shares without
  receipt of further
  consideration                         148,826         14,883          279,436            -                   -          294,319
                                     ----------    -----------     ------------     --------       -------------     ------------
Total, December 31, 2001             92,008,446      9,200,845      144,057,517            -         (87,458,782)      65,799,580
                                     ----------    -----------     ------------     --------       -------------     ------------
Less shares issuable at
  beginning of year                    (148,826)       (14,883)        (279,436)           -                   -         (294,319)

Issuance of common stock upon
  exchange of CanArgo Oil &
  Gas, Inc. Exchangeable Shares         148,826         14,883          279,436            -                   -          294,319

Shares issued pursuant to
  private placement February
  2002                                5,210,000        521,000        1,241,433            -                   -        1,762,433

Shares issued pursuant to
  private placement May 2002            137,760         13,775           14,740            -                   -           28,515

Share issuance costs                          -              -         (162,215)                                         (162,215)

Current year adjustment                       -              -                -        4,668                   -            4,668

Net loss                                      -              -                -            -          (5,327,701)      (5,327,701)
                                     ----------    -----------     ------------     --------       -------------     ------------
Total, December 31, 2002             97,356,206    $ 9,735,620     $145,151,475     $  4,668       $ (92,786,483)    $ 62,105,280
                                     ----------    -----------     ------------     --------       -------------     ------------

    The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION                Page 2 of 2
                 Consolidated Statements of Stockholders' Equity
                      (Expressed in United States dollars)

                                            Common Stock
                                    --------------------------                     Accumulated
                                      Number of                      Additional       Other                            Total
                                    Shares Issued                     Paid-In      Comprehensive    Accumulated    Stockholders'
                                    and Issuable    Par Value         Capital      Income (Loss)      Deficit         Equity
                                    -------------  -----------     ------------    -------------   -------------   -------------
Total, December 31, 2002             97,356,206    $ 9,735,620     $145,151,475     $     4,668    $ (92,786,483)   $62,105,280
                                     ----------    -----------     ------------     -----------    -------------    -----------
Shares issued pursuant to Norio
  buy-out September 2003              6,000,000        600,000          540,000               -                -      1,140,000

Shares issued pursuant to
  Manavi buy-out December
  2003                                2,000,000        200,000          460,000               -                -        660,000

Shares issued pursuant to
  Standby Equity Distribution
  Agreement                             261,782         26,178          (26,178)              -                -              -

Change in accounting policy
  pursuant to the Company
  electing to utilize the
  "prospective" method of
  transitioning to fair
  value method of accounting
  for stock-based
  compensation under SFAS
  No. 148                                     -              -          276,507               -                -        276,507

Current year adjustment                       -              -                -        (151,131)               -       (151,131)

Net loss                                      -              -                -               -       (7,322,215)    (7,322,215)
                                    -----------    -----------     ------------     -----------    -------------    -----------

Total, December 31, 2003            105,617,988    $10,561,798     $146,401,804     $  (146,463)   $(100,108,698)   $56,708,441
                                    ===========    ===========     ============     ===========    =============    ===========

    The accompanying notes are an integral part of the consolidated financial statements

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

CanArgo Energy Corporation, headquartered in Guernsey, British Isles, and its consolidated subsidiaries (collectively "CanArgo"), is an integrated oil and gas company operating predominately within the Republic of Georgia. The principal activity of CanArgo is the acquisition of interests in and development of crude oil and natural gas fields. In 2002 and 2003, CanArgo approved a plan to sell CanArgo Standard Oil Products, the Ukrainian development projects, the refinery and a generating power unit. The corresponding assets and liabilities of these entities have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented and the results of operations have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products and the refinery has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

CanArgo has incurred recurring operating losses, and its operations did not generate positive cash flows in 2001. Although its operations did generate positive cash flows in 2002, the ability of CanArgo to continue as a going concern as at December 31, 2002 and to pursue its principal activities of acquiring interests in and developing oil and gas fields depended upon CanArgo reducing costs, generating funds from internal sources including the sale of certain non-core assets, external sources and, ultimately, achieving sufficient positive cash flows from operating activities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and notes thereto are prepared in accordance with accounting principles generally accepted in the United States. All amounts are in U.S. dollars.

Consolidation

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

Cash and Cash Equivalents

Cash and cash equivalents include all liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash and other current assets and liabilities approximates fair value because of the short term maturity of these items. CanArgo does not hold or issue financial instruments for trading purposes.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Although CanArgo's cash and temporary investments and accounts receivable are exposed to potential credit loss, CanArgo does not believe such risk to be significant. Even though a substantial amount of funds were in accounts at financial institutions which were not covered under bank guarantees, management does not believe that maintaining balances in excess of bank guarantees resulted in a significant risk to the Company.

Reclassification

Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on reported net loss as a result of these reclassifications.

Allowance for Doubtful Debts

Accounts receivable are carried at the amount owed by customers, reduced by an allowance for estimated amounts that may not be collectible in the future. The allowance for doubtful accounts is estimated based upon historical write-off percentages, known problem accounts, and current economic conditions. Accounts are written off against the allowance for doubtful accounts when the Company determines that amounts are not collectable and recoveries of previously written-off accounts are recorded when collected.

Inventories

Inventories of crude oil refined products and supplies are valued at the lower of average cost and net realizable value.

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

Oil And Gas Properties - CanArgo and the unconsolidated entities (for which it accounts using the equity method) account for oil and gas properties and interests under the full cost method. Under this accounting method, costs, including a portion of internal costs associated with property acquisition and exploration for and development of oil and gas reserves, are capitalized within cost centers established on a country-by-country basis. Capitalized costs within a cost center, as well as the estimated future expenditures to develop proved reserves and estimated net costs of dismantlement and abandonment, are amortized using the unit-of-production method based on estimated proved oil and gas reserves. All costs relating to production activities are charged to expense as incurred. All other costs directly attributable to a project are expensed as incurred as direct project costs when such costs are considered recurring in nature.

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

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advances

Advances received by CanArgo from joint venture partners, which are to be spent by CanArgo on behalf of the joint venture partners, are classified within finance activities. When the cash advances are spent, the payable is reduced accordingly. These advances do not contribute to CanArgo's operating profits and are accounted for/disclosed as balance sheet entries only within cash and payable to joint venture partner.

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

Income Taxes

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

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment using the guidance of Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

Asset Retirement Obligations

On January 1, 2003 CanArgo adopted FASB Statement No. 143 "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset's useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted. During 2003, CanArgo recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on the Company's cash flows as a result of adopting SFAS No. 143. The pro forma asset retirement obligation would have been $138,000 at December 31, 2002 had the Company adopted SFAS No. 143 on January 1, 2002. The asset retirement obligation, which is included on the Consolidated Balance Sheet in Provision for Future site restoration, was $152,000 at December 31, 2003. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

Stock-Based Compensation Plans

In August 2003, the Company adopted SFAS No. 123 Accounting For Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure -- an amendment of FASB Statement No. 123, effective as of January 1, 2003. The Company has elected to utilize the "prospective" method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. This change is estimated to decrease 2003 net income by approximately $276,507. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," unless they are re-priced or modified.

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

The pro forma information regarding net loss and net loss per share is required by SFAS 123 and has been determined as if CanArgo had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively; risk free interest rates of 2.91%; dividend yields of 0%; volatility factors of the expected market price of CanArgo common stock of 80.47; and a weighted-average expected life of the options of four years. The following table illustrates the pro

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

forma effect on net loss and net loss per share if the fair value based method had been applied to all outstanding and unvested awards for the years ended December 31, 2003, 2002 and 2001:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                      For the Years Ended December 31,
                                                            -----------------------------------------------------
                                                                2003               2002                 2001
                                                            ------------       ------------        --------------
Net Loss as reported                                        $ (7,322,215)      $ (5,327,701)       $  (13,218,347)

Add:  Stock-based compensation cost, net of related
  tax effects, included in the determination of net
  income reported                                                276,507                  -                     -

Less:  Stock-based compensation cost, net of related
  tax effects, that would have been included in the
  determination of net income reported if the fair
  value based method had been applied to all awards              786,783            925,339             1,334,339

Pro forma net loss                                            (7,832,491)        (6,253,040)          (14,552,686)

Loss per share
  Basic and diluted - as reported                                  (0.08)             (0.06)                (0.16)
  Basic and diluted - pro forma                                    (0.08)             (0.06)                (0.17)

Recently Issued Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either: (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; (2) has a group of equity owners that are unable to make significant decisions about its activities; or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

The Company does not have an interest in any special purpose entity that is required to be consolidated under FIN 46. The Company is currently evaluating its involvement in other entities pursuant to the revised guidance; however, the Company does not anticipate a significant effect as a result of its application.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatorily redeemable non-controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company's results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission (or
SEC) issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21,Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

Other. Management has been made aware of a reporting issue regarding the application of provisions of SFAS 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets ( SFAS 142 ) to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company's and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities ( SFAS 69 ). Also under consideration is whether SFAS 142 requires registrants to provide the additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights.

The Emerging Issues Task Force ("EITF") has recently decided to consider this issue. If the EITF determines that SFAS 142 requires the Company to reclassify costs associates with mineral rights from property and equipment to intangible assets, the Company currently believes that its results of operations and financial condition would not be materially affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing full cost accounting rules and impairment standards. In addition, cost associated with mineral rights would continue to be characterized as oil and gas property costs in the Company's required disclosures under SFAS 69.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following at December 31:

                                                                        2003                 2002
                                                                     ----------           ----------
Accounts Receivable before allowance for doubtful debts              $  983,693           $  902,524
Allowance for doubtful debts                                           (821,921)            (651,921)
                                                                     ----------           ----------

                                                                     $  161,772           $  250,603
                                                                     ==========           ==========

Bad debt expense for 2003, 2002 and 2001 was $170,000, $250,000 and $275,000,
respectively, and is reflected under other income in the statement of operations.

NOTE 4 - INVENTORY

Inventory consisted of the following at December 31:

                                                                        2003                 2002
                                                                     ----------           ----------
Crude oil                                                            $  468,793           $  158,896
                                                                     ----------           ----------

                                                                     $  468,793           $  158,896
                                                                     ==========           ==========

NOTE 5 - CAPITAL ASSETS

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2003:

                                                                Accumulated                Net
                                                                Depreciation             Capital
                                             Cost              And Impairment             Assets
                                         ------------          --------------         -------------
Oil and Gas Properties
  Proved properties                      $ 44,327,133          $ (21,084,230)         $  23,242,903
  Unproved properties                      26,592,260                      -             26,592,260
                                         ------------          -------------          -------------
                                           70,919,393            (21,084,230)            49,835,163
                                         ------------          -------------          -------------
Property and Equipment
  Oil and gas related equipment            12,350,840             (4,240,698)             8,110,142
  Office furniture, fixtures and
       equipment and other                  1,235,876               (858,482)               377,394
                                         ------------          -------------          -------------
                                           13,586,716             (5,099,180)             8,487,536
                                         ------------          -------------          -------------

                                         $ 84,506,109          $ (26,183,410)         $  58,322,699
                                         ============          =============          =============

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 5 - CAPITAL ASSETS (Continued)

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2002:

                                                                Accumulated                Net
                                                                Depreciation             Capital
                                             Cost              And Impairment            Assets
                                         ------------          --------------         ------------
Oil and Gas Properties
  Proved properties                      $ 32,443,742          $ (18,422,771)         $ 14,020,971
  Unproved properties                      31,882,908                      -            31,882,908
                                         ------------          -------------          ------------
                                           64,326,650            (18,422,771)           45,903,879
                                         ------------          -------------          ------------
Property and Equipment
  Oil and gas related equipment            11,991,991             (3,788,028)            8,203,963
  Office furniture, fixtures and
   equipment and other                      1,187,526               (653,360)              534,166
                                         ------------          -------------          ------------
                                           13,179,517             (4,441,388)            8,738,129
                                         ------------          -------------          ------------

                                         $ 77,506,167          $ (22,864,159)         $ 54,642,008
                                         ============          =============          ============

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

In the fourth quarter of 2003, CanArgo approved a plan to sell its interest in the Bugruvativske field and recorded a write-down of $4,790,727 in 2003 of unproved oil and gas properties to reflect the estimated recoverable amount from disposal. The asset was subsequently reclassified to assets held for sale. In the third quarter of 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw, CanArgo's wholly owned subsidiary which holds its 45% interest in Boryslaw Oil Company, was sold for $1,000,000 payable in eight equal tranches. A gain on disposal of the investment of Boryslaw Oil Company of $664,576 was recorded with the write down of the Bugruvativske field. The net impairment to oil and gas properties in 2003 was therefore $4,126,151.

As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2002 of oil and gas properties of $1,600,000. In 2003, CanArgo did not need to write-down oil and gas properties due to the ceiling test.

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

NOTE 5 - CAPITAL ASSETS (Continued)

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

NOTE 6 - INVESTMENT IN AND ADVANCES TO OIL AND GAS AND OTHER VENTURES

CanArgo has acquired interests in oil and gas and other ventures through less than majority interests in corporate and corporate-like entities. A summary of CanArgo's net investment in and advances to oil and gas and other ventures consisted of the following at December 31:

                                                                                   2003              2002
                                                                                 --------        ------------
Investments in and Advances to Oil and Gas and Other Ventures

 Ukraine - Stynawske Field, Boryslaw
     Through 45% ownership of Boryslaw Oil Company                               $       -       $  6,524,121
Other Investments                                                                   75,000             75,000
                                                                                 ---------       ------------
Total Investments in and Advances to Oil and Gas
    and Other Ventures                                                           $  75,000       $  6,599,121
                                                                                 ---------       ------------
Equity in Profit (Loss) of Oil and Gas and Other Ventures

Ukraine - Stynawske Field, Boryslaw                                                      -           (680,020)
                                                                                 ---------       ------------
Cumulative Equity in Profit (Loss) of Oil and Gas and other ventures                     -           (680,020)
                                                                                 ---------       ------------
Impairment - Stynawske Field, Boryslaw                                                   -         (5,459,793)
Disposition of investment - Stynawske Field, Boryslaw                                    -                  -
                                                                                 ---------       ------------
                                                                                         -         (5,459,793)
Total Investments in and Advances to Oil and Gas and Other
 Ventures, Net of Equity Loss and Impairment                                     $  75,000       $    459,308
                                                                                 =========       ============

In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw, CanArgo's wholly owned subsidiary which holds its 45% interest in Boryslaw Oil Company, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged Boryslaw Oil Company's debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

payment had been received early and that CanArgo's interest in Fountain Oil Boryslaw had been transferred to the buyer.

Other investments represent CanArgo's 10% interest in a Caspian Sea exploration project.

NOTE 7 - ADVANCE FROM JOINT VENTURE PARTNER

In 2003, CanArgo received $1,427,612 from Georgian Oil in accordance with the Norio farm-in agreement. In the third quarter of 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement ("Norio PSA") with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. The farm-in agreement obligates Georgian Oil to pay up to $2.0 million to deepen, to a planned depth of 16,400 feet (5,000 metres) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6.5 million. If Georgian Oil exercises this Option under the farm-in agreement, it loses its rights to exercise the Production Sharing Agreement Option under the Norio PSA itself.

NOTE 8 - LOANS PAYABLE

Loans payable of $102,179 at December 31, 2003 relates to a short-term secured loan facility maturing on February 27, 2004, which a subsidiary of CanArgo entered into, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of a new horizontal well, N4H, at the Ninotsminda Field in Georgia. No parent company guarantees have been provided by CanArgo with respect to this loan. The loan matured and was paid off in full in February 2004.

NOTE 9 - OTHER LIABILITIES

Other liabilities consisted of the following at December 31:

                                                                2003             2002
                                                             ----------      ----------
Prepaid sales                                                $3,228,899      $1,000,000
Advanced proceeds, less costs of the sale of subsidiary       1,943,729         500,000
Advanced proceeds from the sale of other assets                 301,195               -
                                                             ----------      ----------

                                                             $5,473,823      $1,500,000
                                                             ==========      ==========

See Note 17 for details of the sale of the subsidiary classified as discontinued operation.

NOTE 10 - ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

                         2003           2002
                       --------      --------
Professional fees      $231,396      $105,000
Other                   118,091        99,045
                       --------      --------

                       $349,487      $204,045
                       ========      ========

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 11 - MINORITY INTEREST

In November 2002, CanArgo reached agreement with the other shareholder in CanArgo's subsidiary, CanArgo Norio Limited ("CanArgo Norio"), and with third party investors on a financing arrangement to enable CanArgo Norio to commence drilling the MK-72 well on the Norio prospect. This agreement resulted in CanArgo's interest increasing from 50% to 64.2% in CanArgo Norio and in its existing Norio PSA in the Republic of Georgia (the "Norio PSA"). As a result of the finalization of respective equity interest, CanArgo's interest was adjusted to reflect its share of $6,031,070, the carrying net asset value of CanArgo Norio. The nominal value of the final shares issued in CanArgo Norio were $1,250 per share which gives a nominal value for CanArgo Norio of $11,328,928 of which CanArgo's share is $7,269,023 and the minority shareholders share was $4,059,905.

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

The Agreement obligates Georgian Oil to pay up to US$2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the "Option") exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$6,500,000.

Co-incident with the Georgian Oil farm-in CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo's effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6,000,000 restricted CanArgo shares to the minority interest holders in CanArgo Norio. Of the interests in CanArgo Norio, 4% were owned by Provincial Securities Limited, a company which J.F. Russell Hammond, a non-executive director of CanArgo, is an investor advisor. Provincial Securities Limited received 2,273,523 shares of common stock in return for their interest. In the event that Georgian Oil exercises the Option and pays the required $6,500,000, CanArgo (which would have received some $4,800,000 of this payment with its previous interest) would receive a further $1,200,000, resulting in a total payment to CanArgo of approximately $6,000,000. If the Option is exercised CanArgo would issue a further 3,000,000 restricted shares to the minority interest holders. As well as the Norio PSA, CanArgo Norio also owns 100% of the contractor interest in the recently signed Block XI(G) and XI(H) Production Sharing Contract ("Tbilisi PSC"). Georgian Oil is not currently farming in to the Tbilisi PSC, which will remain solely with CanArgo Norio. CanArgo Norio is consolidated in the accounts of CanArgo.

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

Currently only naphtha, diesel and mazut can be produced and of these products, an excise tax on naphtha and diesel sales remain in place. As a result of these taxes and the local market for naphtha in the Republic of Georgia, GAOR deemed production of naphtha as commercially uneconomic and suspended refining activity in the fourth quarter of

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

2001. In January 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. As a result of the uncertainty as to the ultimate recoverability of the carrying value of the

NOTE 11 - MINORITY INTEREST (Continued)

refinery, CanArgo recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3.5 million. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. In 2004, CanArgo came to an agreement to sell the refinery.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

CanArgo has not filed any of its required 2002 or 2003 income tax or information returns required by various governmental authorities. Failure to file these returns carries significant penalties. CanArgo is taking steps to rectify the matter. CanArgo has not accrued for any penalties it may be required to pay.

CanArgo has contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which it has interests that require or may require CanArgo to expend funds and to issue shares of its Common Stock.

At December 31, 2003, CanArgo had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske field project performance standards.

Under the Norio PSA the shareholders agreement with the other shareholder of Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production from the Block from the Middle Eocene or older strata exceed 250 tons of oil per day over any 90 day period.

If Georgian Oil exercises the Option available to it under the terms of the Norio farm-in agreement signed in September 2003, CanArgo would issue a further 3 million restricted shares to the minority interest holders from whom CanArgo acquired an additional 10.8% interest in CanArgo Norio.

In May 2003, NOC entered into a new 12-month crude oil sales agreement whereby the buyer will provide a security payment of $1,750,000 in return for the right to lift up to 5,000 metric tons of oil per month for the 12-month period commencing August 2003. At the end of the 12 months, the security payment will be repaid through the delivery of additional crude oil equal to the value of the security. This agreement replaces an existing crude oil sales agreement, where the buyer had already provided $1,000,000 security. Following the success of the N100H well, NOC entered into a further oil sales agreement with the buyer for an additional monthly quantity of 2,500 metric tons of oil. The agreement runs to the end of 2004 and as security for payment and for having the option to lift oil on a monthly basis the buyer will provide additional security in the amount of $550,000. The security will be repaid in oil at the end of the contract period. NOC has a total commitment to repay $2,300,000 arising from security payments under oil sales agreements signed in May 2003 and October 2003.

On July 2, 2003 CanArgo announced that its subsidiary CanArgo Norio had entered into a new Production Sharing Contract (PSC) for Blocks XI(G) and XI(H) (Mtskheta, Tetritskaro and Gardabani areas), named the "Tbilisi PSC" in the Republic of Georgia. The license was subsequently issued on 9 July 2003 for a period of 25 years. These areas are located adjacent to CanArgo's existing acreage close to Tbilisi and cover in total some 485 km(2). Under the terms of the Tbilisi PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000. The commercial terms of the Tbilisi PSC are similar to those governing CanArgo Norio's other exploration areas.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments - CanArgo leases office space under non-cancelable operating lease agreements. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $395,355, $327,254 and $353,594 respectively. Future minimum rental payments over the next five years for the Company's lease obligations as of December 31, 2003, are as follows:

2004             $  261,400
2005                240,750
2006                222,243
2007                220,000
2008                220,000
Thereafter          440,000*
                 ----------

                 $1,604,393
                 ==========

* This represents aggregate payments for 2 years.

No parent company guarantees have been provided by CanArgo with respect to its contingent obligations and commitments.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK

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

NOTE 14 - STOCKHOLDERS' EQUITY

On July 8, 1998, at a Special Meeting of Stockholders, the stockholders of CanArgo approved the acquisition of all of the common stock of CanArgo Oil and Gas ("CAOG") for Common Stock of the Company pursuant to the terms of an Amended and Restated Combination Agreement between those two companies (the "Combination Agreement"). Upon completion of the acquisition on July 15, 1998, CAOG became a subsidiary of CanArgo, and each previously outstanding share of CAOG common stock was converted into the right to receive 0.8 shares (the "Exchangeable Shares") of CAOG which are exchangeable generally at the option of the holders for shares of CanArgo's Common Stock on a share-for-share basis.

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

The total number of shares of common stock authorized was 150,000,000 for 2003, 2002 and 2001.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

As of December 31, 2003, CanArgo had 5,000,000 shares of $0.10 par value preferred stock authorized, of which none were outstanding. The Board of Directors may at any time issue additional shares of preferred stock and may designate the rights and privileges of a series of preferred stock without any prior approval by the stockholders.

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

During the years ended December 31, 2003 and 2002, the following transactions regarding CanArgo's Common Stock were consummated pursuant to authorization by CanArgo's Board of Directors or duly constituted committees thereof.

Year Ended December 31, 2003

     - In September 2003, CanArgo issued 6,000,000 shares at $0.19 per share for purchase some of an additional 10.8% interest in CanArgo Norio.

     - In December 2003, CanArgo issued 2,000,000 shares at $0.33 per share upon completion of the purchase of the interest of the farm-in partner in the Minavi well.

     - In December 2003, CanArgo issued 261,782 shares at $0.33 per share upon completion of a Standby Equity Distribution Agreement that allows CanArgo, at its option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $6 million. Under the terms of the Agreement, CanArgo may, at its discretion, issue shares to Cornell at any time over the next two years. The maximum aggregate amount of the equity placements pursuant to the Agreement is $6 million. Subject to this limitation, CanArgo may draw down up to $200,000 in any seven-day period. The facility may be used in whole or in part entirely at CanArgo's discretion, subject to an effective registration. Shares issued to Cornell will be priced at a 3% discount to the lowest daily Volume Weighted Average Price (`VWAP') of CanArgo Energy Corporation shares traded on each of the five days following a drawdown notice by CanArgo. A commission of 5% will apply to each issue of CanArgo shares under the Agreement and will be payable to Cornell at the time of issue. The net effect of the 5% commission and the 3% discount is that Cornell shall pay 92.15% of the applicable lowest weighted price for each share of the Company's common stock. This facility was terminated on February 11, 2004 when the Company entered into a further standby equity distribution agreement with Cornell ("New Cornell Facility"). No funds had been drawn down under the original facility when it was terminated.

         In terms of the New Cornell Facility, Cornell will provide the CanArgo with an equity line of credit for 24 months. The New Cornell Facility allows CanArgo at its discretion to periodically issue and sell to Cornell up to $20 million of shares of its common stock. The terms of the New Cornell Facility are materially the same as those for the original facility, with the exception that the New Cornell Facility has been extended to $20 million and the maximum amount of each advance is set at $600,000. No exercise of a Put will be made until the SEC has declared a Registration Statement effective. By way of fees and expenses, the Company shall issue Cornell a restricted stock certificate evidencing restricted shares of Common Stock in an amount equal to 2.07% of the Commitment Amount ($20,000,000) based upon the Market Price for the Common Stock. The total amount of shares to be issued to Cornell is 850,000 of which 425,000 were issued upon execution of the agreement. Cornell will earn the remaining 425,000 in restricted shares of Common Stock once the SEC declares the Registration Statement effective.

Year Ended December 31, 2002

     - In February 2002, CanArgo issued 5,210,000 shares at $0.34 per share upon completion of a private placement.

     - In May 2002, CanArgo issued 137,760 shares at $0.21 to David Robson, CanArgo's Chief Executive Officer, for gross proceeds of approximately $29,000 upon completion of a private placement.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

     - In May, 2002 CanArgo redeemed all of the Exchangeable Shares of CAOG since the number of outstanding Exchangeable Shares had fallen below the minimum 853,071 share threshold. Each Exchangeable Share was purchased by CanArgo for shares of CanArgo Common Stock on a share-for-share basis resulting in the issuance of an aggregate of 148,826 shares of Common Stock. No cash consideration was issued by CanArgo and the purchase did not increase the total number of shares of Common Stock of CanArgo deemed issued and issuable.

Year Ended December 31, 2001

     - In 2001, CanArgo issued 274,965 shares upon exchange by holders of Exchangeable Shares.

     - In July 2001, CanArgo issued 16,057,765 shares at $0.41 per share upon completion of a private placement.

NOTE 15 - NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 were based on the weighted average number of common shares outstanding during those periods. The weighted average number of shares used was 99,432,000, 96,643,744 and 83,869,579 respectively. Options to purchase CanArgo's Common Stock were outstanding during the years ended December 31, 2003, 2002 and 2001 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total number of such shares excluded from diluted net loss per common share were 7,986,167, 6,734,501 and 7,092,001 for each of the years ended December 31, 2003, 2002 and 2001 respectively.

NOTE 16 - INCOME TAXES

CanArgo and its domestic subsidiaries file U.S. consolidated income tax returns. No benefit for U.S. income taxes has been recorded in these consolidated financial statements because of CanArgo's inability to recognize deferred tax assets under provisions of SFAS 109. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par value. A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34% and CanArgo's reported provision for income taxes is as follows:

                                                         Year Ended December 31,
                                          -------------------------------------------------
                                              2003               2002               2001
                                          -----------        -----------        -----------
Income tax benefit at statutory rate      $(2,386,000)       $(1,811,418)       $(4,494,238)
Benefit of losses not recognized            2,386,000          1,811,418          4,494,238
Other, net                                          -                  -                  -
                                          -----------        -----------        -----------
Provision for income taxes                $         -        $         -        $         -
                                          ===========        ===========        ===========
Effective tax rate                                  0%                 0%                 0%
                                          ===========        ===========        ===========

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 16 - INCOME TAXES (Continued)

The components of deferred tax assets consisted of the following as of December 31:

                                                               2003               2002
                                                           ------------       ------------
Net operating loss carryforwards                           $  8,443,000       $  9,512,000

Foreign net operating loss carryforwards                      5,953,000          5,142,000
Net timing differences on impairments and accelerated
  capital allowances                                          9,383,000          8,981,000
                                                           ------------       ------------
                                                             23,779,000         23,635,000

Valuation allowance                                         (23,779,000)       (23,635,000)
                                                           ------------       ------------
Net deferred tax asset recognized in balance sheet         $          -       $          -
                                                           ============       ============

On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000 CanArgo experienced changes in ownership as defined in Section 382 of the Internal Revenue Code ("IRC"). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $413,000 per year on a cumulative basis. As of December 31, 2003, total U.S. net operating loss carryforwards were approximately $24,833,000. Of that amount, approximately $1,551,000 was incurred subsequent to the ownership change in 2000, $26,426,000 was incurred prior to 2000 and therefore is subject to the IRC Section 382 limitation. See Note 2 of Notes to Consolidated Financial Statements.

The net operating loss carryforwards expire from 2004 to 2022 The net operating loss carryforwards limited under the separate return limitation rules may only be offset against the separate income of the respective subsidiaries. CanArgo has also generated approximately $13,628,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards are subject to limitations similar to IRC Section 382.

CanArgo's available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration. CanArgo may experience further limitations on the utilization of net operating loss carryforwards and other tax benefits as a result of additional changes in ownership.

NOTE 17 - DISCONTINUED OPERATIONS

CanArgo Standard Oil Products

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to an unaffiliated company for $4,000,000 in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due originally in August 2003 and subsequently extended to June 2004. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 17 - DISCONTINUED OPERATIONS (Continued)

The results of discontinued operations in respect of CanArgo Standard Oil Products consisted of the following for the years ending December 31:

                                      2003              2002              2001
                                  -----------       -----------       -----------
Operating Revenues                $ 9,837,445       $ 7,390,138       $ 6,607,489

Income Before Income Taxes
    and Minority Interest             392,411           366,556           733,335
Income Taxes                          (25,297)          (24,132)          (46,203)
Minority Interest in Income          (183,557)         (171,212)         (343,566)
                                  -----------       -----------       -----------
Net Income from Discontinued
  Operation                       $   183,557       $   171,212       $   343,566
                                  ===========       ===========       ===========

Gross consolidated assets and liabilities in respect of CanArgo Standard Oil Products that are included in "assets and liabilities held for sale" consisted of the following at December 31:

                                          2003            2002
                                       ----------      ----------
Assets held for sale:
Cash and cash equivalents              $   30,236      $   37,948
Accounts receivable                     1,675,317         243,529
Inventory                                 247,758         224,733
Other current assets                      174,049         155,079
Capital assets, net                     6,629,450       6,326,478
Investment in other ventures, net         594,484         548,910
                                       ----------      ----------
                                       $9,351,294      $7,536,677
                                       ==========      ==========
Liabilities held for sale:
Accounts payable                       $  174,506      $  143,296
Current portion of long term debt         958,346       1,268,422
Income taxes payable                          261          48,880
Long term debt                          2,816,065         891,367
                                       ----------      ----------
                                       $3,949,178      $2,351,965
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

Cash consideration received as of December 31, 2003 in respect of this transaction was $2,000,000 and has been recorded in other liabilities (see Note
10). The sale will be reflected on payment of the consideration in full plus any interest due which is now expected to be in June 2004. In any event, ownership in the asset will only transfer to Westrade Alliance on payment of the consideration in full.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 17 - DISCONTINUED OPERATIONS (Continued)

In 2002, the three petrol station sites that CanArgo has a 50% non-controlling interest entered into credit facility agreements amounting to $550,000 with a commercial lender in Georgia. As of December 31, 2003, $261,824 under the facilities were outstanding. The loans bear interest at 18% per annum and are secured by the assets of the petrol stations. The full amount of the loans are to be repaid by June 2005. No company guarantees have been provided by CanArgo with respect to these loans.

From November 2001 through December 2003, CanArgo Standard Oil Products Limited entered into eight credit facility agreements totaling $5,640,000 with commercial lenders in Georgia and Greece to fund expansion of its petrol station network. As of December 31, 2003, CanArgo had outstanding balances of $3,774,411 related to these credit facilities. The loans bear interest between 13% and 18% per annum and are secured by the assets of the petrol stations. The full amounts of the loans are to be repaid by August 2008. No guarantees have been provided by CanArgo with respect to these loans.

The remaining 50% interest in CanArgo Standard Oil Products is held by Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products.

During 2003 CanArgo approved a plan to sell its interest in the Bugruvativske field and its interest in GAOR. The assets and liabilities of these companies have been classified as "Assets held for sale" and "Liabilities held for sale" for all period presented. The results of operations of the companies have been classified as discontinued operations for all period presented.

Lateral Vector Resources Inc

Lateral Vector Resources Inc. ("LVR"), a wholly-owned subsidiary of CanArgo, negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity ("JIPA") agreement in 1998 to develop the Bugruvativske Oil Field located in Eastern Ukraine.

In 2003, due to the lack of progress with the implementation of the JIPA, and failure to reach a negotiated agreement with Ukrnafta, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. The company is currently in negotiations with a potential buyer for the disposal of its 100% interest in LVR. Consequently, CanArgo recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4.8 million.

The assets and liabilities of LVR have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of LVR have been classified as discontinued for all periods presented.

The results of discontinued operations in respect of LVR consisted of the following for the years ending December 31:

                                                      2003                 2002                2001
                                                   -----------          ----------          ----------
Income (Loss) Before Income Taxes
    and Minority Interest                          $(4,732,418)         $  (12,735)         $  (38,792)

Net Income (Loss) from Discontinued
  Operation                                        $(4,732,418)         $  (12,735)         $  (38,792)
                                                   ===========          ==========          ==========

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 17 - DISCONTINUED OPERATIONS (Continued)

Gross consolidated assets in respect of LVR that are included in "assets held for sale" consisted of the following at December 31:

                                                                        2003                2002
                                                                     ----------         -----------
Assets held for sale:
Capital assets, net                                                  $  250,000         $ 4,960,517
                                                                     ----------         -----------
                                                                     $  250,000         $ 4,960,517
                                                                     ==========         ===========

There were no Gross consolidated liabilities in respect of LVR included in "liabilities held for sale" at December 31 2003 and 2002.

Georgian American Oil Refinery

In 2003, CanArgo approved a plan to dispose of its interest in GAOR as the refinery had remained closed since 2001 and neither CanArgo nor its partners could find a commercially viable option to putting the refinery back into operation. In February 2004, management reached an agreement with a local Georgian company to sell CanArgo's 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. The assets and liabilities of GAOR have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of GAOR have been classified as discontinued for all periods presented. The minority interest related to GAOR has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. The plan to dispose of the asset also led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company. These items have been respectively recorded in impairment of other assets and other income (expense) components of continuing operations. An impairment to the assets of GAOR in 2001 has also been recorded in the impairment of other assets component of continuing operations.

The results of discontinued operations in respect of GAOR consisted of the following for the years ending December 31:

                                           2003               2002              2001
                                        ----------        -----------       -----------
Operating Revenues                      $         -       $    90,187       $ 2,595,763

Income  (Loss) Before Income Taxes
    and Minority Interest                (1,485,705)          (16,180)       (3,848,182)
Minority Interest in Loss                  (492,951)            7,928         2,138,163
                                        -----------       -----------       -----------
Net Income from Discontinued
  Operation                             $(1,978,656)      $    (8,252)      $(1,710,019)
                                        ===========       ===========       ===========

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 17 - DISCONTINUED OPERATIONS (Continued)

Gross consolidated assets and liabilities in respect of GAOR that are included in "assets and liabilities held for sale" consisted of the following at December 31:

                                                            2002         2003
                                                         ----------   ----------
Assets held for sale:
Cash and cash equivalents                                $   14,095   $   13,304
Accounts receivable                                               -       55,733
Inventory                                                    29,482       27,028
Other current assets                                         13,915            -
Capital assets, net                                         100,000      100,000
                                                         ----------   ----------
                                                         $  157,492   $  196,065
                                                         ==========   ==========
Liabilities held for sale:
Accounts payable                                         $  498,528   $  466,762
                                                         ----------   ----------
                                                         $  498,528   $  466,762
                                                         ==========   ==========

3-megawatt duel fuel power generator

In 2003, CanArgo signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000.

The generator has been classified as "Assets held for sale" for all periods presented. The generator was impaired in 2003 and 2001 by $80,000 and $500,000 respectively to reflect its fair value less cost to sell. The results for the generator are the following for the years ending December 31:

                                              2003          2002         2001
                                           ----------    ----------   ----------
Income (Loss) Before Income Taxes
 and Minority Interest                     $  (80,000)   $        -   $ (500,000)
                                           ----------    ----------   ----------
Net Income (Loss) from Discontinued
 Operation                                 $  (80,000)   $        -   $ (500,000)
                                           ==========    ==========   ==========

Gross consolidated assets in respect of the generator included in "assets held for sale" consisted of the following at December 31:

                           2003       2002
                        ---------- ----------
Assets held for sale:
Capital assets, net     $  587,291 $  559,270
                        ---------- ----------
                        $  587,291 $  559,270
                        ========== ==========

NOTE 18 - SEGMENT AND GEOGRAPHICAL DATA

During the year ended December 31, 2003 CanArgo's continuing operations operated through two business segments, oil and gas exploration and refining.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 18 - SEGMENT AND GEOGRAPHICAL DATA (Continued)

Operating revenues from continuing operations by business segment and geographical area were as follows for the years ended December 31:

                                 2003            2002            2001
                             ------------    ------------    ------------
Operating Revenues from
    Continuing Operations:

Oil and Gas Exploration,
Development and Production
    Eastern Europe           $  7,882,070    $  4,179,208    $  4,873,623

Other
    Eastern Europe                223,608       1,322,554         608,032

Intersegment Eliminations            (898)        (16,007)       (906,545)
                             ------------    ------------    ------------
Total                        $  8,104,780    $  5,485,755    $  4,575,110
                             ============    ============    ============

In 2003, the Company sold its oil and gas production in Eastern Europe to thirty two (2002 - twenty two, 2001 - five) customers. In 2003 sales to three third party customers represented 42%, 32% and 17% of oil and gas revenue respectively. In 2002 sales to four third party customers represented 27%, 25%, 19% and 19% of oil and gas revenue respectively. In 2001 sales to three customers represented 67%, 12% and 12% of oil and gas revenue respectively.

Operating profit (loss) from continuing operations for the business segment and geographical area were as follows for the years ending December 31:

                                   2003            2002            2001
                               ------------    ------------    ------------
Oil and Gas Exploration,
Development and Production
    Eastern Europe             $  4,750,974    $    581,935    $ (7,037,431)

Corporate and Other Expenses     (4,909,615)     (5,484,062)     (4,800,531)
                               ------------    ------------    ------------
Total                          $   (158,641)   $ (4,902,127)   $(11,837,962)
                               ============    ============    ============

In the fourth quarter of 2003, CanArgo approved a plan to sell its interest in the Bugruvativske field and recorded a write-down of $4,790,727 in 2003 of unproved oil and gas properties to reflect the estimated recoverable amount from disposal. The asset was subsequently reclassified to assets held for sale. In the third quarter of 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in

West Ukraine currently operating the Stynawske oilfield. Fountain Oil Boryslaw, CanArgo's wholly owned subsidiary which holds its 45% interest in Boryslaw Oil Company, was sold for $1,000,000 payable in eight equal tranches. A gain on disposal of the investment of Boryslaw Oil Company of $664,576 was recorded with the write down of the Bugruvativske field. The net impairment to oil and gas properties in 2003 was therefore $4,126,151.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 18 - SEGMENT AND GEOGRAPHICAL DATA (Continued)

As a result of application of the ceiling test limitation, CanArgo recorded a write-down in 2002 of oil and gas properties of $1,600,000. The write-down of oil and gas properties and generating equipment was recorded in operating loss for oil and gas, exploration and production. The write-down of minority interest share of losses in the refinery was recorded in loss for refining. In 2001, an impairment of $7,300,000 as a result of application of the ceiling test limitation was recorded in operating loss for oil and gas, exploration.

In 2003 depreciation, depletion and amortization of $3,087,127 and $205,121 were recorded in operating loss for oil and gas, exploration and production and corporate and other expenses respectively. In 2002 depreciation, depletion and amortization of $2,131,160 and $185,761 were recorded in operating loss for oil and gas, exploration and production and corporate and other expenses respectively.

Interest expense of $35,387, interest income of $32,413 and interest income $642,216 was recorded on corporate and other expenses in 2003, 2002 and 2001.

Identifiable assets by business segment and geographical area were as follows at December 31:

                                          2003          2002
                                      ------------  ------------
Corporate
  Eastern Europe                      $  5,185,020  $    107,226
  Western Europe (principally cash)        463,312     2,274,847
                                      ------------  ------------
Total Corporate                          5,648,332     2,382,073
                                      ------------  ------------

Oil and Gas Exploration,
Development and Production
  Eastern Europe                        57,945,304    54,642,008

Assets Held for Sale
  Eastern Europe                         9,758,156    12,693,259
  Western Europe                           587,921       559,270
                                      ------------  ------------

Total Assets Held for Sale              10,346,077    13,252,529
                                      ------------  ------------

Other Energy Projects
  Eastern Europe                            75,000       459,308
                                      ------------  ------------

Total Identifiable Assets             $ 74,014,713  $ 70,735,918
                                      ============  ============

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION AND NONMONETARY TRANSACTIONS

Supplemental cash flow information consists of the following for the years ended December 31:

                                    2003         2002         2001
                                 ----------   ----------   ----------
Supplemental schedule of
    non-cash activities:

Issuance of common stock in
connection with acquisition of
minority interest shareholders
interest in subsidiary           $1,140,000    $       -   $        -

Issuance of common stock in
connection with acquisition of
farm-in interest in project         660,000            -            -

Corporate and Other Expenses              -       29,000            -
                                 ----------   ----------   ----------

Total                            $1,800,000   $   29,000   $        -
                                 ==========   ==========   ==========

The cash paid for interest expense for the years ended December 31, 2003, 2002 and 2001 was $35,387, $734 and $35,353, respectively. There was no cash paid for income taxes for the years ended December 31, 2003, 2002 and 2001.

NOTE 20 - STOCK-BASED COMPENSATION PLANS

Pursuant to the 1995 Long-Term Incentive Plan (the "1995 Plan") adopted by CanArgo in February 1996, 7,500,000 shares of the CanArgo's common stock have been authorized for possible issuance under the 1995 Plan. Stock options granted under the 1995 Plan may be either incentive stock options or non-qualified stock options. Options expire on such date as is determined by the committee administering the 1995 Plan, except that incentive stock options may expire no later than 10 years from the date of grant. Pursuant to the 1995 Plan, a specified number of stock options exercisable at the then market price are granted annually to non-employee directors of CanArgo, which become 100% vested six months from the date of grant. Stock appreciation rights entitle the holder to receive payment in cash or common stock equal in value to the excess of the fair market value of a specified number of shares of common stock on the date of exercise over the exercise price of the stock appreciation right. No stock appreciation rights have been granted through December 31, 2003. The exercise price and vesting schedule of stock appreciation rights are determined at the date of grant. Under the 1995 Plan, 5,047,167 options were outstanding at December 31, 2003.

Pursuant to the terms of the Combination Agreement, on July 15, 1998 each stock option granted under CAOG's existing Stock Option Plan (the "CAOG Plan") to purchase a CAOG common share was converted into an option to purchase 0.8 shares of the CanArgo's Common Stock. Pursuant to the CAOG Plan, which has been adopted by CanArgo, a total of 988,000 shares of CanArgo's Common Stock have been authorized for issuance. Stock options granted under the CAOG Plan expire on such date as is determined by the committee administering the CAOG Plan, except that the term of stock options may not exceed 10 years from the date of grant. Under the CAOG Plan, 719,000 options were outstanding at December 31, 2003.

In 2000, special stock options and warrants to purchase 2,220,000 shares of CanArgo's common stock were issued to various individuals who were serving or were expected in the future to serve CanArgo as officers, directors and employees. At December 31, 2003, all 2,220,000 special stock options and warrants remained outstanding.

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 20 - STOCK-BASED COMPENSATION PLANS (Continued)

In March 2003, CanArgo Energy Corporation resolved to issue 1,589,166 new options and amend the terms and conditions attaching to 5,117,501 of existing options. The exercise price for the newly issued options is US $0.10 (approximately NOK 0.71) approximately 2.5 times the trading share price on the date of grant. All these options vested immediately and expire on March 4, 2008. With regards to individual officers and directors, details of existing and new options are as follows:

                      Amended       New
                       Terms      Options     Total
                    ----------    -------   ---------
David Robson        2,666,667     333,333   3,000,000
Vincent McDonnell     300,000     300,000     600,000
Russ Hammond          346,250     153,750     500,000
Nils Trulsvik         346,250     153,750     500,000
Liz Landles           172,000      28,000     200,000

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

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 20 - STOCK-BASED COMPENSATION PLANS (Continued)

A summary of the status of stock options granted under the 1995 Plan, CAOG Plan and special stock options and warrants is as follows:

                                                                Shares Issuable     Weighted
                                                   Shares            Under           Average
                                                Available for     Outstanding       Exercise
                                                   Issue            Options          Price
                                                -------------   ---------------    ----------
BALANCE, DECEMBER 31, 2000                          468,000        5,235,336       $     1.02
    Options (1995 Plan):
       Increase in shares available for issue     3,500,000                -
       Granted at market                         (1,795,000)       1,795,000             0.68
       Exercised                                          -                -
       Expired                                      123,335         (123,335)            1.44
    CAOG Plan Authorization:
       Granted at market                           (185,000)         185,000             1.02
       Exercised                                          -                -
       Expired                                            -                -
                                                 ----------       ----------       ----------
BALANCE, DECEMBER 31, 2001                        2,111,335        7,092,001             0.92
Options (1995 Plan):
       Increase in shares available for issue
       Granted at market                           (130,000)         130,000             0.14
       Exercised                                          -                -
       Expired                                      307,500         (307,500)            0.25
CAOG Plan Authorization:
       Granted at market                                  -                -
       Exercised                                          -                -
       Expired                                      180,000         (180,000)            1.11
                                                 ----------       ----------       ----------
BALANCE, DECEMBER 31, 2002                        2,468,835        6,734,501             0.93
Options (1995 Plan):
       Increase in shares available for issue
       Granted at market                         (1,291,833)       1,291,833             0.10
       Exercised                                          -                -
       Expired                                      132,500         (132,500)            1.35
CAOG Plan Authorization:
       Granted at market                           (297,333)         297,333             0.10
       Exercised                                          -                -
       Expired                                      205,000         (205,000)            1.19
                                                 ----------       ----------       ----------
BALANCE, DECEMBER 31, 2003                        1,217,169        7,986,167       $     0.26
                                                 ==========       ==========       ==========

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 20 - STOCK-BASED COMPENSATION PLANS (Continued)

Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

                     Shares Issuable         Weighted
                    Under Exercisable        Average
                         Options          Exercise Price
                    -----------------     --------------
December 31, 2001       3,452,831           $    0.91
December 31, 2002       5,114,834           $    0.93
December 31, 2003       7,337,167           $    0.23

The weighted average fair value of options granted during the year was $0.10, $0.14 and $0.71 for the years ended December 31, 2003, 2002 and 2001 respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

                    Options Outstanding                       Options Exercisable
------------------------------------------------------------------------------------
                      Number                                  Number
                     of Shares       Weighted   Weighted     Of Shares      Weighted
                   Outstanding at    Average     Average   Exercisable at    Average
Range of Exercise   December 31,    Remaining   Exercise    December 31,    Exercise
     Prices            2003           Term        Price        2003           Price
-----------------  --------------   ---------   --------   --------------   --------
$0.10 to $0.14       6,736,667           4.23       0.10     6,411,667          0.10
$0.15 to $0.69         364,500           1.06       0.46       340,500          0.44
$0.70 to $1.44         885,000           1.69       1.44       625,000          1.44
                     ---------      ---------   --------     ---------      --------
$0.10 to $1.44       7,986,167           3.78       0.26     7,377,167          0.23
                     =========      =========   ========     =========      ========

As discussed in Note 1, Summary of Significant Accounting Policies, in August 2003, the Company adopted SFAS No. 123 Accounting For Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123, effective as of January 1, 2003. The Company has elected to utilize the "prospective" method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. This change decreased 2003 net income by approximately $276,507. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees," unless they are re-priced or modified.

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

                           CANARGO ENERGY CORPORATION
                   Notes to Consolidated Financial Statements

NOTE 21 - RELATED PARTY TRANSACTIONS

Of the 50% of CanArgo Standard Oil Products not held by CanArgo, 41.65% is held by Standard Oil Products, an unrelated third party entity, and 8.35% is held by an individual, Mr Levan Pkhakadze, who is one of the founders of Standard Oil Products and is an officer and director of CanArgo Standard Oil Products. The majority of refined product purchased by CanArgo Standard Oil Products for resale at its petrol stations is purchased from a company controlled by Standard Oil Products who together with and an individual shareholder, own the 50% interest in CanArgo Standard Oil Products not held by CanArgo. Total product purchases from the related company in 2003 were $7,229,000 ($5,263,000 in 2002).

Certain equipment is provided to Georgian British Oil Company Ninotsminda by a company owned by significant employees of Georgian British Oil Company Ninotsminda. Total rental payments for this equipment in 2003 were $183,428 and $125,729 in 2002. In 2003, the same company provided additional services to Georgian British Oil Company Ninotsminda in accordance with the farm-in agreement in respect of the Manavi well for the value of $450,000.

Vazon Energy is a company solely owned by Dr. Robson. A management services agreement exists between CanArgo Energy Corporation and Vazon Energy whereby the services of Dr. Robson, Mrs. Landles and Mr. Maroney are provided to CanArgo.

J.F. Russell Hammond, a non-executive director of CanArgo, is also an investment advisor to Provincial Securities who became a minority shareholder in the Norio PSA through a farm-in agreement to the Norio MK72 well. On September 4, 2003, co-incident with the Georgian Oil farm-in to the Norio PSA, Provincial Securities was given 2,273,523 shares of CanArgo common stock in exchange for his interest in the Norio PSA (see Note 11).

Transactions with affiliates are reviewed and voted on solely by non-interested directors.

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                   Quarterly Results of Operations - Unaudited

                                                                 2003
                                 ----------------------------------------------------------------------
                                    FIRST          SECOND         THIRD        FOURTH
                                   QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                 -----------    -----------    -----------   -----------    -----------
Operating revenue from
  continuing operations          $ 1,141,458    $ 1,859,995    $ 2,494,029   $ 2,609,298    $ 8,104,780
Operating income (Loss) from
  continuing operations             (965,818)      (165,838)       273,044       699,971       (158,641)
Net income (loss) from
  continuing operations             (939,218)      (155,942)       281,551        57,621       (755,988)
Net income (loss) from
  discontinued operations,
  net of taxes and minority
  interest                            (9,142)        52,214         32,167    (6,682,756)     6,607,517
Cumulative effect of change in
  accounting policy                   41,290              -              -             -         41,290
Net income (loss)                   (907,070)      (103,728)       313,718    (6,625,135)    (7,322,215)
Comprehensive income (loss)         (876,905)      (157,974)       325,529    (6,763,996)    (7,473,346)
Net loss per common share -
  basic and diluted from
  continuing operations                (0.01)             -              -             -          (0.01)
Net loss per common share -
  basic and diluted from
  discontinued operations                  -              -              -         (0.07)         (0.07)
Net loss per common share -
  basic and diluted                    (0.01)             -              -         (0.07)         (0.08)

                                                                 2002
                                 ----------------------------------------------------------------------
                                    FIRST          SECOND         THIRD        FOURTH
                                   QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                 -----------    -----------    -----------   -----------    -----------
Operating revenue from
  continuing operations          $ 2,881,434    $   980,163    $   696,406    $   927,752    $ 5,485,755
Operating income (loss) from
  continuing operations              135,062     (1,719,662)      (462,237)    (2,855,290)    (4,902,127)
Net income (loss) from
  continuing operations              (18,976)    (1,321,902)    (1,264,453)    (2,872,595)    (5,477,926)
Net income (loss) from
  discontinued operations,
  net of taxes and minority
  interest                           106,019         30,763         36,608        (23,165)       150,225
Cumulative effect of change in
  accounting policy                                       -              -              -              -
Net income (loss)                     87,043     (1,291,139)    (1,227,845)    (2,895,760)    (5,327,701)
Comprehensive income (loss)           87,043     (1,342,396)    (1,078,650)    (2,989,030)    (5,323,033)
Net loss per common share -
  basic and diluted from
  continuing operations                               (0.01)         (0.01)         (0.03)         (0.06)
Net loss per common share -
  basic and diluted from
  discontinued operations                                 -              -              -              -
Net loss per common share -
  basic and diluted                                   (0.01)         (0.01)         (0.03)         (0.06)

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                 Supplemental Oil and Gas Disclosure - Unaudited

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

No major discovery or other favorable or adverse event subsequent to December 31, 2003 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

The following tables sets forth the Company's net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2003, as estimated by the independent petroleum engineering firm, Oilfield Production Consultants Limited:

Net Proved Developed and Undeveloped Reserves - Oil (In Thousands of Barrels) - Republic of Georgia

                                                  2003      2002      2001
                                                 ------    ------    ------
January 1                                         2,901     3,729     9,665
       Purchase of properties                         -         -         -
       Revisions of previous estimates            1,951      (630)   (5,689)
       Extension, discoveries, other additions        -         -         -
       Production                                  (457)     (198)     (247)
       Disposition of properties                      -         -         -
                                                 ------    ------    ------

December 31                                       4,395     2,901     3,729
                                                 ======    ======    ======

Net Proved Developed Oil Reserves -
  December 31, 2003                               2,336
                                                 ======

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                 Supplemental Oil and Gas Disclosure - Unaudited

Net Proved Developed and Undeveloped Reserves - Gas (In Million Cubic Feet) - Republic of Georgia

                                                   2003        2002        2001
                                                 --------    --------    --------
January 1                                           2,414       5,025      13,500
       Purchase of properties                           -           -           -
       Revisions of previous estimates               (197)     (2,265)     (7,365)
       Extension, discoveries, other additions          -           -           -
       Production                                    (276)       (346)     (1,110)
       Disposition of properties                        -           -           -
                                                 --------    --------    --------

December 31                                         1,941       2,414       5,025
                                                 ========    ========    ========

Net Proved Developed Oil Reserves -
  December 31, 2003                                 1,133
                                                 ========

Net proved oil reserves in the Republic of Georgia consisted of the following at December 31:

                                                2003                            2002
                                   -----------------------------    ---------------------------
                                                        PSC                             PSC
                                    Oil Reserves    Entitlement     Oil Reserves    Entitlement
                                        Gross         Volumes           Gross         Volumes
                                       (MSTB)        (MSTB) (1)        (MSTB)       (MSTB) (1)
                                   -------------    ------------    ------------    -----------
Proved Developed Producing                 3,593           2,336           4,016          2,811
Proved Undeveloped                         3,169           2,059             134             90
                                   -------------    ------------    ------------    -----------

Total Proven                               6,762           4,395           4,150          2,901
                                   =============    ============    ============    ===========

Net proved gas reserves in the Republic of Georgia consisted of the following at December 31:

                                               2003                              2002
                                   -----------------------------     ----------------------------
                                                        PSC                               PSC
                                    Gas Reserves    Entitlement      Gas Reserves     Entitlement
                                        Gross         Volumes            Gross          Volumes
                                       (MMCF)        (MMCF) (1)         (MMCF)        (MMCF) (1)
                                   -------------    ------------     ------------     -----------
Proved Developed Producing                 1,742           1,133            7,952           2,385
Proved Undeveloped                         1,243             808               96              29
                                   -------------    ------------     ------------     -----------

Total Proven                               2,985           1,941            8,048           2,414
                                   =============    ============     ============     ===========

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

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                 Supplemental Oil and Gas Disclosure - Unaudited

Results of operations for oil and gas producing activities for 2003, 2002 and 2001 are as follows:

                                                              Republic of
Year Ended December 31, 2003                                    Georgia
                                                             ------------
Revenues                                                     $  7,882,870
Operating expenses                                              1,051,905
Depreciation, depletion and amortization                        2,634,459
                                                             ------------

Operating Income (Loss)                                         4,196,506
Income tax provision                                                    -
                                                             ------------

Results of Operations for Oil and Gas Producing Activities   $  4,196,506
                                                             ============

                                                              Republic of
Year Ended December 31, 2002                                    Georgia
                                                             ------------
Revenues                                                     $  4,179,208
Operating expenses                                              1,537,917
Depreciation, depletion and amortization                        3,353,266
                                                             ------------
Operating Income (Loss)                                          (711,975)
Income tax provision                                                    -
                                                             ------------

Results of Operations for Oil and Gas Producing Activities   $   (711,975)
                                                             ============

                                                              Republic of
Year Ended December 31, 2001                                    Georgia
                                                             ------------
Revenues                                                     $  4,873,623
Operating expenses                                              1,568,011
Depreciation, depletion and amortization                       10,167,368
                                                             ------------

Operating Income (Loss)                                        (6,861,756)
Income tax provision                                                    -
                                                             ------------

Results of Operations for Oil and Gas Producing Activities   $ (6,861,756)
                                                             ============

Costs incurred for oil and gas property acquisition, exploration and development activities for 2003, 2002 and 2001 are as follows:

Year Ended December 31, 2003     Eastern Europe
                                 --------------
Property Acquisition
  Unproved *                      $          -
  Proved                                     -
Exploration                            324,467
Development                          5,200,614
                                  ------------

Total costs incurred              $  5,525,081
                                  ============

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                 Supplemental Oil and Gas Disclosure - Unaudited

Year Ended December 31, 2002     Eastern Europe
                                 --------------
Property Acquisition
  Unproved *                      $          -
  Proved                                     -
Exploration                         12,167,238
Development                            543,280
                                  ------------

Total costs incurred              $ 12,710,518
                                  ============

Year Ended December 31, 2001     Eastern Europe
                                 --------------
Property Acquisition
  Unproved *                      $  5,186,002
  Proved                                     -
Exploration                          5,851,306
Development                          2,054,989
                                  ------------

Total costs incurred              $ 13,092,297
                                  ============

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

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                 Supplemental Oil and Gas Disclosure - Unaudited

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                           Republic of
DECEMBER 31, 2003 (IN THOUSANDS)                             Georgia
                                                           -----------
Future cash inflows                                          $ 90,674
Less related future:
  Production cots                                              24,621
  Development and abandonment costs                             6,407
                                                             --------
Future net cash flows before income taxes                      59,646
Future income taxes (1)                                        (1,596)
                                                             --------

Future net cash flows                                          58,050
10% annual discount for estimating timing of cash flows        20,520
                                                             --------

Standardized measure of discounted future net cash flows     $ 37,530
                                                             ========

                                                           Republic of
DECEMBER 31, 2002 (IN THOUSANDS)                             Georgia
                                                           -----------
Future cash inflows                                          $ 54,761
Less related future:
  Production cots                                              17,959
  Development and abandonment costs                             7,500
                                                             --------

Future net cash flows before income taxes                      29,302
Future income taxes (1)                                          (600)
                                                             --------

Future net cash flows                                          28,702
10% annual discount for estimating timing of cash flows        14,595
                                                             --------

Standardized measure of discounted future net cash flows     $ 14,107
                                                             ========

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

                           CANARGO ENERGY CORPORATION
                       Supplemental Financial Information
                Supplemental Oil and Gas Disclosure - Unaudited

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                         December 31, 2003
                                                 --------------------------------
In Thousands                                       2003        2002        2001
                                                 --------    --------    --------
Beginning of year                                $ 14,107    $ 16,695    $ 62,966

Purchase (sale) of reserves in place                    -           -           -
Revisions of previous estimates                    24,576      (6,978)    (36,196)
Development costs incurred during the period          324         543       2,055
Additions to proved reserves resulting from
  extensions, discoveries and improved
  recovery                                              -           -           -
Accretion of discount                                   -           -           -

Sales of oil and gas, net of production costs      (6,829)     (2,625)     (2,327)
Net change in sales prices, net of
  production costs                                  8,317       4,990     (12,865)
Changes in production rates (timing) and other     (2,965)      1,482       3,062
                                                 --------    --------    --------

Net increase (decrease)                            23,423      (2,588)    (46,271)
                                                 --------    --------    --------

End of year                                      $ 37,530    $ 14,107    $ 16,695
                                                 ========    ========    ========