Form 10-K/A
period 2003-12-31
CANARGO ENERGY CORP
filed 2004-04-29
CIK 310316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                               (Amendment No. 1)

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

EXPLANATORY NOTE

CanArgo Energy Corporation is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to reflect the deletion of Exhibits 23(a) and 23(b) from Part IV, Item 15 of the report, which exhibits were inadvertently included in the original report. Except for the foregoing item, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements and related notes of the Company contained on pages F-1 through F-44 are filed as part of this Report:

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

(c) Exhibits

         Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*); documents previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2003 are identified by a double asterisk (**); and documents filed herewith are identified by a cross (+).

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

      *10(14)  Management Services Agreement between CanArgo Energy
               Corporation and Vazon Energy Limited concerning the provision of services by Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).


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

      10(31) Crude Oil Sales Agreement dated May 5, 2003 (Incorporated herein by reference from September 30, 2003 Form 10-Q).

      10(32) Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from September 30, 2003 Form 10-Q).

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

    **10(36)   Manavi Termination Agreement dated December 5, 2003.

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


     CanArgo Energy Corporation
           (Registrant)

     By:  /s/ Vincent McDonnell                       Date:  April 28, 2004
     -------------------------
        Chief Financial Officer

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS

I, David Robson, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of CanArgo Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 28, 2004                         /S/ DAVID ROBSON
                                      ----------------

                                           DAVID ROBSON
                                           CHAIRMAN AND CHIEF  EXECUTIVE OFFICER

                                                                    EXHIBIT 31.2

                                 CERTIFICATIONS

I, Vincent McDonnell, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of CanArgo Energy Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 28, 2004                            /S/ VINCENT McDONNELL
                                          ---------------------

                                                   VINCENT MCDONNELL
                                                   CHIEF FINANCIAL OFFICER

                                                                   EXHIBIT 32(1)

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CanArgo Energy Corporation (the "Company") on Form 10-K/A for the period ending December 31, 2003 as filed with Securities and Exchange Commission on the date hereof (the "Report"), I, David Robson, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                  /s/ DAVID ROBSON
                                                  ----------------------
                                                  David Robson
                                                  Chairman and Chief Executive
                                                  Officer

April 28, 2004

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification is being furnished pursuant to Rule 15(d) and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. Section 78r), or otherwise subject to the liability of that Section. This Certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

                                                                   Exhibit 32(2)

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CanArgo Energy Corporation (the "Company") on Form 10-K/A for the period ending December 31, 2003 as filed with Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent McDonnell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                     /s/ VINCENT McDONNELL
                                                     --------------------------
                                                     Vincent McDonnell
                                                     Chief Financial Officer

April 28, 2004

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This Certification is being furnished pursuant to Rule 15(d) and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C. Section 78r), or otherwise subject to the liability of that Section. This Certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.