Form 10-Q
period 2004-05-17
CANARGO ENERGY CORP
filed 2004-05-17
CIK 310316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED MARCH 31, 2004



[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ___________ TO _______________


                        COMMISSION FILE NUMBER 0001-32145


                           CANARGO ENERGY CORPORATION
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                   91-0881481
------------------------------------     --------------------------------------
  (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

              CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles             GY1 3RR
-----------------------------------------------------     ---------------------
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


                                (44) 1481 729 980
-------------------------------------------------------------------------------
                         (REGISTRANT'S TELEPHONE NUMBER)


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

The number of shares of registrant's common stock outstanding on May 1, 2004 was 113,613,505.

                           CANARGO ENERGY CORPORATION
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----

                         PART 1. FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Consolidated Condensed Balance Sheets                                                  3
         Consolidated Condensed Statements of Operations                                        4
         Consolidated Condensed Statements of Cash Flows                                        5
         Notes to Unaudited Consolidated Condensed Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition,
         Results of Operations and Cash flows                                                  20

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                            30

Item 4.  Controls and Procedures                                                               31

                           PART 2. OTHER INFORMATION:

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities      32

Item 4.  Submission of Matters to a Vote of Security Holders.                                  32

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit Index                                                                     32
         (b) Reports on Form 8-K                                                               35
Signatures                                                                                     36


                           FORWARD-LOOKING STATEMENTS

The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo's historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo's press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words "estimate," "project," "anticipate," "expect," "intend," "believe," "hope," "may" and similar expressions, as well as "will," "shall" and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            MARCH 31,       December 31,
                                                                              2004              2003
                                                                         -------------    --------------
                                                                           (UNAUDITED)       (Audited)

Cash and cash equivalents                                                $   3,521,718    $   3,472,252
Accounts receivable                                                            217,094          161,772
Inventory                                                                      173,528          468,793
Prepayments                                                                    628,381          961,588
Assets held for sale                                                        11,399,681       10,346,077
Other current assets                                                           163,064          206,532
                                                                         -------------    -------------
      Total current assets                                               $  16,103,466    $  15,617,014


Capital assets, net (including unevaluated amounts of $26,431,702 and
$26,336,213 respectively)                                                   58,248,076       57,668,233
Investments in and advances to oil and gas and other ventures - net             75,000           75,000
                                                                         -------------    -------------
TOTAL ASSETS                                                             $  74,426,542    $  73,360,247
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade                                                 $     673,923    $     483,282
Advance from joint venture partner                                             427,699          773,146
Loans payable                                                                     --            102,179
Other liabilities                                                            4,714,576        5,473,823
Income taxes payable                                                            55,500           97,500
Accrued liabilities                                                            237,415          349,487
Liabilities held for sale                                                    4,723,567        4,447,706
                                                                         -------------    -------------
      Total current liabilities                                          $  10,832,680    $  11,727,123

Provision for future site restoration                                          159,500          152,000


Minority interest in subsidiaries                                            4,241,889        4,772,683
                                                                         -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $0.10; authorized - 300,000,000 shares;
   shares issued and outstanding - 109,627,089 at 2004 and 105,617,988
   at 2003                                                                  10,962,708       10,561,798
   Capital in excess of par value                                          146,500,410      146,401,804
   Accumulated other comprehensive income (deficit)                            315,673         (146,463)
   Accumulated deficit                                                     (98,586,318)    (100,108,698)
                                                                         -------------    -------------
      Total stockholders' equity                                         $  59,192,473    $  56,708,441
                                                                         -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  74,426,542    $  73,360,247
                                                                         =============    =============




           See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED MARCH, 31
                                                                                   2004             2003
                                                                              -------------    -------------
                                                                               (UNAUDITED)       (Unaudited)
Operating Revenues from Continuing Operations:
  Oil and gas sales                                                           $   3,360,471    $   1,141,458
                                                                              -------------    -------------

Operating Expenses:
  Field operating
expenses                                                                            668,337          342,800
  Direct project costs                                                              280,467          166,586
  Selling, general and administrative                                               911,602          730,054
  Non cash stock compensation expense                                                  --            276,507
  Depreciation, depletion and amortization                                          880,821          578,638
  Gain on disposition of subsidiary                                                (354,951)            --
                                                                              -------------    -------------
                                                                                  2,386,276        2,094,585
                                                                              -------------    -------------
OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS                                  974,195         (953,127)
                                                                              -------------    -------------
Other Income (Expense):
  Interest, net                                                                      (7,473)          (2,304)
  Other                                                                              64,410           (7,406)
  Equity income from investments                                                       --             21,515
                                                                              -------------    -------------
TOTAL OTHER INCOME (EXPENSE)                                                         56,937           11,805
                                                                              -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST AND TAXES       1,031,132         (941,322)
Minority interest in loss of consolidated subsidiaries                                  884             --
                                                                              -------------    -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                          1,032,016         (941,322)
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAXES AND MINORITY
INTEREST                                                                            490,364           (7,038)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    --             41,290
                                                                              -------------    -------------
NET INCOME (LOSS)                                                             $   1,522,380    $    (907,070)
                                                                              =============    =============
  Weighted average number of common shares outstanding
  - Basic                                                                       106,468,985       97,356,206
                                                                              -------------    -------------
  - Diluted                                                                     109,281,654       97,356,206
                                                                              -------------    -------------
BASIC NET INCOME (LOSS) PER COMMON SHARE - BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE
  - from continuing operations                                                $        0.01    $       (0.01)
  - from discontinued operations                                              $        0.00    $       (0.00)
  - cumulative effect of change in accounting principle, net of Income tax    $        0.00    $       (0.00)
                                                                              -------------    -------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                                    $        0.01    $       (0.01)
                                                                              -------------    -------------
DILUTED NET INCOME (LOSS) PER COMMON SHARE - BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE
  - from continuing operations                                                $        0.01    $       (0.01)
  - from discontinued operations                                              $        0.00    $       (0.00)
  - cumulative effect of change in accounting principle, net of Income tax    $        0.00    $       (0.00)
                                                                              -------------    -------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                  $        0.01    $       (0.01)
                                                                              -------------    -------------
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation                                                      462,136           30,165
                                                                              -------------    -------------
COMPREHENSIVE INCOME (LOSS)                                                   $   1,984,516    $    (876,905)
                                                                              =============    =============





           See accompanying notes to unaudited consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED MARCH, 31
                                                               2004            2003
                                                           ------------     -----------
                                                            (UNAUDITED)     (Unaudited)
Operating activities:
  Income (Loss) from continued operations                    1,032,016       (941,322)
  Non-cash stock compensation expense                             --          276,507
  Non-cash interest expense                                      6,000           --
  Depreciation, depletion and amortization                     880,821        578,638
  Equity income from investments                                  --          (21,515)
  Gain on disposition of subsidiary                           (354,951)          --
  Minority interest in loss of consolidated subsidiaries          (884)          --
  Changes in assets and liabilities:
    Accounts receivable                                        (55,322)       (79,284)
    Inventory                                                  295,265         32,398
    Prepayments                                               (119,139)       (47,071)
    Other current assets                                        43,468          2,121
    Accounts payable                                           204,557        418,303
    Deferred revenue                                          (929,247)          --
    Income taxes payable                                       (42,000)          --
    Accrued liabilities                                       (112,072)        64,122
                                                           -----------    -----------
NET CASH GENERATED BY OPERATING ACTIVITIES                     848,512        282,897
                                                           -----------    -----------
Investing activities:
  Capital expenditures                                      (1,459,164)    (1,015,999)
  Proceeds from disposition of subsidiary                            1           --
  Repayments from oil and gas and other ventures                  --          124,928
  Advance proceeds from the sale of CanArgo Standard Oil
  Products                                                     170,000        500,000
  Change in non cash working capital items                     452,346        (35,087)
                                                           -----------    -----------
NET CASH GENERATED (USED) IN INVESTING ACTIVITIES             (836,817)      (426,158)
                                                           -----------    -----------
Financing activities:
  Proceeds from sale of common stock                           499,516           --
  Repayment of minority interest                                  --          (17,292)
  Advances from joint venture partner                          290,000           --
  Payments of joint venture obligations                       (635,447)          --
  Repayment of loans                                          (102,179)          --
  Proceeds from loans                                             --          380,000
                                                           -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       51,890        362,708

NET CASH FLOWS FROM ASSETS AND LIABILITIES HELD FOR SALE       (14,119)        74,701

NET INCREASE IN CASH AND CASH EQUIVALENTS                       49,466        294,148
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,472,252      1,585,000
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 3,521,718    $ 1,879,148
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

                         PART I - FINANCIAL INFORMATION
                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    1.   Basis of Presentation

         The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, "CanArgo", "we" and "our") have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, in addition to recognising stock compensation expense, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

         Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on reported net loss as a result of these reclassifications.

         Effective January 1, 2003, we adopted SFAS No. 123 Accounting For Stock-Based Compensation ("SFAS 123"), as amended by SFAS No. 148 Accounting for Stock-Based Compensation--Transition and Disclosure-- an amendment of FASB Statement No. 123. We elected to utilize the "prospective" method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25 Accounting for Stock Issued to Employees, unless they are re-priced or modified.

         Prior to 2003, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. Under Opinion No. 25, stock-based employee compensation cost was not recognized in net income when stock options granted had an exercise price equal, or greater, to the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the three month period ended March 31, 2004 and March 31, 2003:

                                                                        March 31,              March 31,
                                                                           2004                   2003
                                                                      ------------           -------------
                                                                       (UNAUDITED)            (Unaudited)
         Net Income (Loss) as reported                                $ 1,522,380             $ (907,070)

         Add:  Stock-based compensation cost, net of related tax
           effects, included in the determination of net income
           Reported                                                         --                   276,507

         Less:  Stock-based compensation cost, net of related
           tax effects, that would have been included in the
           determination of net income reported if the fair value
           based method had been applied to all awards                      --                   404,476
                                                                      -----------            ------------
         Pro forma net Income (Loss)                                  $ 1,522,380            $(1,035,039)
                                                                      ===========            ===========

         Loss per share
           Basic and diluted - as reported                                   0.01                  (0.01)
           Basic and diluted - pro forma                                     0.01                  (0.01)


    2.   Need for Significant Additional Capital, Possible Impairment of Assets

         Development of the oil and gas properties and ventures in which we have an interest involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. We believe that we will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in our oil and gas projects. Although funds are not yet available, in February 2004, we announced that we had signed a Standby Equity Distribution Agreement that allows us, at our option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $20 million over a period of up to two years (the "Cornell Facility"). The Cornell Facility cannot be exercised until the SEC has declared the Form S-3 Registration Statement filed by us on May 6, 2004 effective (See "Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a more detailed discussion). Further funding may be required and there can be no assurance that any such funding will be obtained, or, if obtained, will be on commercially acceptable terms.

         Ultimate realization of the carrying value of our oil and gas properties will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to us. This is dependent upon, among other factors, achieving significant production at costs that provide acceptable margins, reasonable levels of taxation from local authorities, the ability to transport production at acceptable costs and the ability to market the oil and gas produced at or near world prices. In addition, we must mobilize drilling equipment and personnel to initiate drilling, completion and production activities. If one or more of the above factors, or other factors, are different than anticipated, we may not recover the carrying value of our oil and gas properties.

         We generally have the principal responsibility for arranging financing for the oil and gas properties and ventures in which we have an interest. There can be no assurance, however, that we or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support our corporate and other activities or that such financing if available will be on terms that are acceptable to or are deemed to be in our best interest, such entities or their respective stockholders or participants.

         Our consolidated financial statements do not give effect to any additional impairment in the value of our oil and gas properties and ventures or other adjustments that would be necessary if financing cannot be arranged for the development of such properties and ventures or if they are unable to achieve profitable operations. Failure to arrange such financing on reasonable terms or failure of such properties and ventures to achieve profitability would have a material adverse effect on the financial position, including realization of assets, results of operations, cash flows and prospects of CanArgo.

         There is no assurance that additional external funds or financing will be available, and if available, will be offered on attractive or acceptable terms. Should such financing not be forthcoming and we should be unable to maintain our current positive cash flow, unable to exercise the Cornell Facility or unable to sell some or all of our non-core assets, changes to our planned development program, further cost reductions and additional funding will be required.

    3.   Recent Accounting Developments


         In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards
         (SFAS) No. 141, "Business Combinations," to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board (FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

         The Company classifies the cost of oil and gas mineral rights as properties and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, certain costs would need to be reclassified from properties and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

    4.   Asset Retirement Obligations

         On January 1, 2003 we adopted FASB Statement No. 143 Accounting for Asset Retirement Obligations ("SFAS 143"). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset's useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted. During 2003, we recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on our cash flows as a result of adopting SFAS No. 143. The asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $159,500 at March 31, 2004. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

    5.   Foreign Operations

         Our current and future operations and earnings depend upon the results of our operations primarily in the Republic of Georgia and to a lesser extent in the Caspian Sea area. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.

    6.   Accounts Receivable

         Accounts receivable at March 31, 2004 and December 31, 2003 consisted of the following:

                                                                              MARCH 31,         December 31,
                                                                                2004                2003
                                                                             (UNAUDITED)          (Audited)
                                                                             -----------        -------------

         Accounts Receivable before allowance for doubtful debts             $ 1,039,015         $  983,693
         Allowance for doubtful debts                                           (821,921)          (821,921)
                                                                             -----------         ----------
                                                                             $   217,094         $  161,772
                                                                             ===========         ==========

         Bad debt expense for both the three month period ended March 31, 2004 and 2003 was $0.

    7.   Inventory

         Inventory at March 31, 2004 and December 31, 2003 consisted of the following:

                                                                              MARCH 31,         December 31,
                                                                                2004                2003
                                                                             (UNAUDITED)          (Audited)
                                                                             -----------        -------------

         Crude oil                                                            $  173,528         $ 468,793
                                                                              ==========         =========

    8.   Capital Assets

         Capital assets, net of accumulated depreciation and impairment, include the following at March 31, 2004 (Unaudited):

                                                                     Accumulated                 Net
                                                                     Depreciation              Capital
                                                  Cost              And Impairment             Assets
                                              ------------         ---------------          ------------
     Oil and Gas Properties
       Proved properties                      $ 44,771,187          $ (21,796,852)         $  22,974,335
       Unproved properties                      26,431,702                     --             26,431,702
                                              ------------         ---------------          ------------
                                                71,202,889            (21,796,852)            49,406,037
                                              ------------         ---------------          ------------

     Property and Equipment
       Oil and gas related equipment            12,842,207             (4,353,865)             8,488,342
       Office furniture, fixtures and
            equipment and other                  1,243,350               (889,653)               353,697
                                              ------------         ---------------          ------------
                                                14,085,557             (5,243,518)             8,842,039
                                              ------------         ---------------          ------------
                                              $ 85,288,446          $ (27,040,370)          $ 58,248,076
                                              ============         ===============          ============

         Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2003 (Audited):

                                                                     Accumulated                 Net
                                                                     Depreciation              Capital
                                                  Cost              And Impairment             Assets
                                              ------------         ---------------         -------------
     Oil and Gas Properties
       Proved properties                      $ 44,327,133          $ (21,084,230)         $  23,242,903
       Unproved properties                      26,336,213                     --             26,336,213
                                              ------------         ---------------        --------------
                                                70,663,346            (21,084,230)            49,579,116
                                              ------------         ---------------        --------------

     Property and Equipment
       Oil and gas related equipment            11,952,421             (4,240,698)             7,711,723
       Office furniture, fixtures and
            equipment and other                  1,235,876               (858,482)               377,394
                                              ------------         ---------------        --------------
                                                13,188,297             (5,099,180)             8,089,117
                                              ------------         ---------------        --------------
                                              $ 83,851,643          $ (26,183,410)         $  57,668,233
                                              ============         ===============        ==============

         Unproved property additions relate to our exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are located in the Republic of Georgia.

         Property and Equipment, Oil and gas related equipment includes drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field.

    9.   Investments in and Advances to Oil and Gas and Other Ventures

         Investments in and Advances to Oil and Gas and Other Ventures represent our 10% interest in a Caspian Sea exploration project.

    10.  Advance from Joint Venture Partner

         In 2004, we received $290,000 and in 2003 $1,427,612 from Georgian Oil in accordance with the Norio farm-in agreement. In 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement ("Norio PSA") with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. The farm-in agreement obligates Georgian Oil to pay up to $2,000,000 to deepen, to a planned depth of 16,400 feet (5,000 metres) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6,500,000. If Georgian Oil exercises this option under the farm-in agreement, it loses its rights to exercise the option Georgian Oil is entitled to under the Norio PSA itself. Of the $1,717,612 advanced at March 31, 2004 from Georgian Oil, expenditure incurred on the MK-72 well has reduced the amount due to the Joint Venture Partner to $427,699 at March 31, 2004.

    11.  Loans Payable

         Loans payable of $102,179 at December 31, 2003 related to a short-term secured loan facility that matured on February 27, 2004. The loan was entered into by a subsidiary of CanArgo, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of the N4H horizontal well at the Ninotsminda Field in Georgia. No parent company guarantee had been provided by us with respect to this loan. The loan matured and was paid off in full in February 2004.

    12.  Other Liabilities

         Other liabilities consisted of the following at March 31, 2004 and December 31, 2003:

                                                                          MARCH 31,          December 31,
                                                                            2004                2003
                                                                         ----------          -----------
                                                                         (UNAUDITED)          (Audited)

         Prepaid sales                                                   $ 2,299,652         $ 3,228,899
         Advanced proceeds, less costs of the sale of subsidiary           2,113,729           1,943,729
         Advanced proceeds from the sale of other assets                     301,195             301,195
                                                                         -----------         -----------
                                                                         $ 4,714,576         $ 5,473,823
                                                                         ===========         ===========


         See Note 19 for details of the sale of the subsidiary classified as discontinued operation.

    13.  Accrued Liabilities

    Accrued liabilities consisted of the following at March 31, 2004 and December 31, 2003:

                                                                          MARCH 31,          December 31,
                                                                            2004                2003
                                                                         -----------         -----------
                                                                         (UNAUDITED)          (Audited)


         Professional fees                                                 $  86,250          $  231,396
         Other                                                               151,165             118,091
                                                                           ---------          ----------
                                                                           $ 237,415           $ 349,487
                                                                           =========           =========

    14.  Minority Interest

         In September 2003, CanArgo Norio signed a Farm-In agreement (the "Agreement") relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company ("Georgian Oil"). Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The Agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the "Option") exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$6,500,000.

         Co-incident with the Georgian Oil farm-in, we concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this we acquired an additional 10.8% interest in CanArgo Norio, giving us a 75% interest in CanArgo Norio at present. This approximately maintains our effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6,000,000 restricted CanArgo shares to the minority interest holders in CanArgo Norio. Of the interests in CanArgo Norio, 4% were owned by Provincial Securities Limited, a company which Mr. Russell Hammond, a non-executive director of CanArgo, is an investor advisor. Provincial Securities Limited received 2,273,523 shares of common stock in return for their interest. In the event that Georgian Oil exercises the Option and pays the required $6,500,000, we would receive approximately $6,000,000 and we would issue a further 3,000,000 restricted shares to the minority interest holders.

         In November 2000, we completed the acquisition of a 51% interest in the Georgian American Oil Refinery ("GAOR"), a company which owns a small refinery located at Sartichala, Georgia. From that date, GAOR became a subsidiary of CanArgo and its results have been included in our consolidated financial statements. However, due to operational difficulties and changes to the fiscal system in Georgia, GAOR ceased to operate during 2001.

         As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, we recorded in 2001 a write-down of the refinery's property, plant and equipment of approximately $3,500,000. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. In 2004, we came to an agreement to sell our interest in the refinery. Our interest in the refinery was sold in February 2004.


    15.  Stockholders' Equity


                                                   COMMON STOCK
                                           --------------------------
                                            NUMBER OF
                                             SHARES                       ADDITIONAL      FOREIGN                         TOTAL
                                           ISSUED AND                      PAID-IN        CURRENCY      ACCUMULATED    STOCKHOLDERS'
                                            ISSUABLE       PAR VALUE       CAPITAL       TRANSLATION      DEFICIT         EQUITY
                                           -----------   ------------   -------------    -----------  ---------------  -------------
TOTAL, DECEMBER 31, 2003                   105,617,988   $ 10,561,798   $ 146,401,804    $(146,463)   $ (100,108,698)  $ 56,708,441

Current year adjustment                                                                    462,136                          462,136

Exercise of stock options                    3,815,084        381,508         118,008                                       499,516

Shares Issued pursuant to Standby Equity
Distribution agreement (Cornell)               163,218         16,322         (16,322)                                         --

Shares Issued pursuant to Standby Equity
Distribution agreement (Newbridge)              30,799          3,080          (3,080)                                         --

Net Income                                        --             --              --           --           1,522,380      1,522,380
                                           -----------   ------------   -------------    ---------    --------------   ------------
TOTAL, MARCH 31, 2004                      109,627,089   $ 10,962,708   $ 146,500,410    $ 315,673    $  (98,586,318)  $ 59,192,473
                                           ===========   ============   =============    =========    ==============   ============


    16.  Net Income (Loss) Per Common Share

         Earnings (loss) per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic and diluted earnings per share is provided for continuing operations, discontinued operations, cumulative effect of change of accounting principle and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities (warrants or options) into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

         Options to purchase CanArgo's common stock were outstanding at March 31, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 7,986,167, for the three months ended March 31, 2003.


                                                                             MARCH 31,              March 31,
                                                                               2004                   2003
                                                                            -----------            ----------
         Weighted average number of basic shares outstanding                106,468,985            97,356,206
          Effect of:
             Employee and director stock options                              2,812,699
                                                                            -----------            ----------
         Weighted average number of dilutive shares outstanding             109,281,654            97,356,206
                                                                            ===========            ==========

    17.  Commitments and Contingencies

         We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

         At March 31, 2004, we had the contingent obligation to issue an aggregate of 187,500 shares of its Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

         Under the Norio Production Sharing Agreement (the "Norio PSA"), the shareholders agreement with the other shareholder of CanArgo Norio calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period.

         If Georgian Oil exercises an option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further three million restricted shares to the minority interest holders from whom we acquired an additional 10.8% interest in CanArgo Norio.

         Under the Production Sharing Contract for Blocks XI(G) and XI(H) (the "Tbilisi PSC") in the Republic of Georgia our subsidiary CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000.

         In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda area with AES was terminated without AES earning any rights to any of the Ninotsminda area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

         Ninotsminda Oil Company has a commitment to repay $2,300,000 arising from security deposit payments under oil sales agreements signed in May 2004. The security will be paid in oil at the end of the contract period commencing in March 2005.

         In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XI(B)) Production Sharing Contract ("Samgori PSC") in Georgia. This interest was acquired from Georgian Oil Samgori Limited ("GOSL"), a company wholly owned by Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field. We are obliged to fund 100% of the cost of the first well at an anticipated cost of $ 2,000,000 and thereafter drilling will be funded jointly by CanArgo and GOSL pro rata their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be up to $16,000,000 million.

         The original Contractor party to the Samgori PSC, National Petroleum Limited ("NPL"), has an option to reacquire its Contractor's interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed by December 2006. Furthermore, NPL has outstanding costs and expenses estimated at up to $37,000,000 in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. After these costs are repaid from either Field production or other production in the Samgori PSC, NPL shall continue to receive 5% of annual net profit.

         Upon completion of the acquisition of an interest in the Samgori PSC we had a contractual obligation to issue 4,000,000 shares of CanArgo Common Stock to Europa Oil Services Limited ("Europa"), an unaffiliated company in connection with a consultancy agreement with Europa in relation to this acquisition. On April 16, 2004 Europa was issued with 4,000,000 restricted shares of CanArgo Common Stock in an arms length transaction. A further 12,000,000 shares of CanArgo Common

         Stock are issuable upon certain production targets being met from future developments under the Samgori PSC.


         We have not filed any of our required 2002 or 2003 income tax or information returns required by various governmental authorities. Failure to file these returns timely may carry significant penalties and interest which may have a material impact on our financial condition. We are taking steps to rectify the matter. We have not accrued for any penalties or interest which we may be required to pay in either our Form 10-K for the fiscal year ended December 31, 2003 or our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 as the amounts could not be reasonably estimated.

    18.  Segment Information

         Operating revenues from continued operations for the three month periods ended March 31, 2004 and 2003 by geographical area were as follows:

                                                                    MARCH 31,       March 31,
                                                                      2004            2003
                                                                   ----------      ----------
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
          Republic of Georgia                                      $3,360,471      $1,114,458
                                                                   ----------      ----------
         TOTAL                                                     $3,360,471      $1,114,458
                                                                   ==========      ==========

         Operating (loss) income from continued operations for the three month periods ended March 31, 2004 and 2003 by geographical area was as follows:

                                                                    MARCH 31,       March 31,
                                                                      2004            2003
                                                                   ----------      ----------
                                                                   (UNAUDITED)     (Unaudited)
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Republic of Georgia                                    $ 1,930,842     $   332,718

         REFINING
            Republic of Georgia                                        354,952              --

         CORPORATE AND OTHER EXPENSES                               (1,311,599)     (1,285,845)
                                                                   -----------     -----------
         TOTAL OPERATING (LOSS) INCOME                             $   974,195     $  (953,127)
                                                                   ===========     ===========

         Net (loss) income before minority interest from continuing operations for the three month periods ended March 31, 2004 and 2003 by geographic area was as follows:

                                                                    MARCH 31,       March 31,
                                                                      2004            2003
                                                                   ----------      ----------
                                                                   (UNAUDITED)     (Unaudited)
         OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION
            Republic of Georgia                                     $ 1,930,842    $   332,718

         GAIN ON SALE OF REFINERY
            Republic of Georgia                                         354,952             --

         CORPORATE AND OTHER EXPENSES                                (1,254,662)    (1,274,040)
                                                                    -----------    -----------
         NET (LOSS) INCOME BEFORE MINORITY INTEREST                 $ 1,031,132    $  (941,322)
                                                                    ===========    ===========

         Identifiable assets of continuing and discontinued operations as of March 31, 2004 and December 31, 2003 by business segment and geographical area were as follows:

                                                MARCH 31,    DECEMBER 31,
                                                  2004           2003
                                               -----------   ------------
                                               (UNAUDITED)     (AUDITED)
         CORPORATE
           Former Soviet Union                 $ 2,364,951   $ 5,185,020
           Western Europe (principally cash)     2,692,530       463,312
                                               -----------   -----------
         TOTAL CORPORATE                         5,057,481     5,648,332

          OIL AND GAS EXPLORATION,
          DEVELOPMENT AND PRODUCTION
           Former Soviet Union                  57,894,380    57,290,838

         ASSETS HELD FOR SALE
            Former Soviet Union                 10,812,390     9,758,156
            Western Europe                         587,291       587,921
                                               -----------   -----------
         TOTAL ASSETS HELD FOR SALE             11,399,681    10,346,077

         OTHER ENERGY PROJECTS
           Former Soviet Union                      75,000        75,000
                                               -----------   -----------
         TOTAL IDENTIFIABLE ASSETS             $74,426,542   $73,360,247
                                               ===========   ===========

    19.  Discontinued Operations

         CanArgo Standard Oil Products

         In September 2002, we approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding to an unaffiliated company for $4,000,000 in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due originally in August 2003 and subsequently extended to June 2004. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of CanArgo Standard Oil Products have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

         The results of discontinued operations at March 31, 2004 and March 31, 2003 consisted of the following:

                                                            MARCH 31,      March 31,
                                                              2004           2003
                                                          ------------   ------------
                                                           (UNAUDITED)    (Unaudited)
         Operating Revenues                                 2,525,763      2,070,440

         Loss Before Income taxes and Minority Interest        38,972         18,284
         Income Taxes                                            --             --
         Minority Interest in Loss                            (19,486)        (9,142)
                                                          -----------    -----------
         Net Loss from Discontinued Operation             $    19,486    $     9,142
                                                          ===========    ===========

         Gross consolidated assets and liabilities of subsidiary held for sale that are included in "assets and liabilities held for sale" at March 31, 2004 and December 31, 2003 consisted of the following:

                                                          MARCH 31,      December 31,
                                                            2004             2003
                                                        -----------      -----------
                                                        (UNAUDITED)        (Audited)
         Assets held for sale:
         Cash and cash equivalents                           63,699           30,236
         Accounts receivable                              1,909,258        1,675,317
         Inventory                                          940,820          247,758
         Other current assets                                83,574          174,049
         Capital assets, net                              6,970,555        6,629,450
         Investment in other ventures, net                  594,484          594,484
                                                       ------------      -----------
                                                       $ 10,562,390      $ 9,351,294
                                                       ============      ===========

         Liabilities held for sale:
         Accounts payable                                   385,802          174,506
         Current portion of long term debt                1,673,700          958,346
         Income taxes payable                                   281              261
         Accrued liabilities                                 16,459             --
         Long term debt                                   2,647,325        2,816,065
                                                       ------------      -----------
                                                       $  4,723,567      $ 3,949,178
                                                       ============      ===========

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

         Cash consideration received as of March 31, 2004 in respect of this transaction was $2,170,000 and has been recorded in other liabilities (see Note 12). The sale will be reflected on payment of the consideration in full plus any interest due which is now expected to be in June 2004. In any event, ownership in the asset will only transfer to Westrade Alliance on payment of the consideration in full.

         From November 2002 through March 2004, CanArgo Standard Oil Products Limited entered into ten credit facility agreements totalling $4,510,995 with commercial lenders in Georgia and Greece to fund expansion of its petrol station network. As of March 31, 2004, CanArgo had outstanding balances of $4,321,025 related to these credit facilities. The loans bear interest between 13% and 18% per annum and are secured by the assets of the petrol stations. The full amounts of the loans are to be repaid by August 2008. CanArgo has provided no guarantees with respect to these loans.

         Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products, hold the remaining 50% interest in CanArgo Standard Oil Products.

         Lateral Vector Resources Inc

         Lateral Vector Resources Inc. ("LVR"), a wholly-owned subsidiary of CanArgo, negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity ("JIPA") agreement in 1998 to develop the Bugruvativske Field located in Eastern Ukraine.

         In 2003, due to the lack of progress with the implementation of the JIPA, and failure to reach a negotiated agreement with Ukrnafta, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. The company is currently in negotiations with a potential buyer for the disposal of its 100% interest in LVR. Consequently, we recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4,790,727.

         The assets and liabilities of LVR have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of LVR have been classified as discontinued for all periods presented.

         The results of discontinued operations in respect of LVR consisted of the following at March 31, 2004 and March 31, 2003:

                                                                                        MARCH 31,      March 31,
                                                                                         2004           2003
                                                                                     ------------   ------------
                                                                                      (UNAUDITED)    (Unaudited)
         Loss (Income) Before Income taxes and Minority Interest                           14,118        (8,541)
                                                                                       ----------     ---------
         Net Loss (Income) from Discontinued Operation                                 $   14,118     $  (8,541)
                                                                                       ==========     =========

         Gross consolidated assets in respect of LVR that are included in "assets held for sale" consisted of the following at March 31, 2004 and December 31, 2003:

                                                            MARCH 31,    December 31,
                                                              2004           2003
                                                          ------------   ------------
                                                           (UNAUDITED)     (Audited)
         Assets held for sale:
         Capital assets, net                                 250,000        250,000
                                                           ---------      ---------
                                                           $ 250,000      $ 250,000
                                                           =========      =========

         There were no Gross consolidated liabilities in respect of LVR included in "liabilities held for sale" at March 31, 2004 and December 31, 2003.

         Georgian American Oil Refinery

         In 2003, we approved a plan to dispose of our interest in the Georgian American Oil Refinery ("GAOR") as the refinery had remained closed since 2001 and neither our partners nor we could find a commercially viable option to putting the refinery back into operation. In February 2004, management reached an agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. The assets and liabilities of GAOR have been classified as "Assets held for sale" and "Liabilities held for sale" for all periods presented. The results of operations of GAOR have been classified as discontinued for all periods presented. The minority interest related to GAOR has not been reclassified for any of the periods presented; however net income from discontinued operations is disclosed net of taxes and minority interest. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. The plan to dispose of the asset also led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company. These items have been respectively recorded in impairment of other assets and other income (expense) components of continuing operations.

         The results of discontinued operations in respect of GAOR consisted of the following at March 31, 2004 and March 31, 2003:

                                                                             MARCH 31,      March 31,
                                                                              2004           2003
                                                                          ------------   ------------
                                                                           (UNAUDITED)    (Unaudited)
         Operating Revenues                                                     --              --
         Loss (Income) Before Income taxes and Minority Interest                --            12,621
         Minority Interest in Loss                                           (523,968)        (6,184)
                                                                           ----------       --------
         Net Loss (Income) from Discontinued Operation                     $ (523,968)      $  6,437
                                                                           ==========       ========

         Gross consolidated assets and liabilities in respect of GAOR that are included in "assets and liabilities held for sale" consisted of the following at March 31, 2004 and December 31, 2003:

                                                            MARCH 31,    December 31,
                                                              2004           2003
                                                          ------------   ------------
                                                           (UNAUDITED)     (Audited)
         Assets held for sale:
         Cash and cash equivalents                             --            14,905
         Inventory                                             --            29,482
         Other current assets                                  --            13,915
         Capital assets, net                                   --           100,000
                                                           ---------      ---------
                                                           $   --         $ 157,492
                                                           =========      =========
         Liabilities held for sale:
         Accounts payable                                      --           498,529
                                                           ---------      ---------
                                                           $   --         $ 498,529
                                                           =========      =========

         Power Generator

         In 2003, we signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000 the generator was shipped to the US for testing on completion of which we will be paid the balance.

         Gross consolidated assets in respect of the generator included in "assets held for sale" consisted of the following at March 31, 2004 and December 31, 2003:

                                                            MARCH 31,    December 31,
                                                              2004           2003
                                                          ------------   ------------
                                                           (UNAUDITED)     (Audited)
         Assets held for sale:
         Cash and cash equivalents                            587,291       587,291
                                                            ---------     ---------
                                                            $ 587,291     $ 587,291
                                                            =========     =========

    20.  Subsequent Events

         On April 26, 2004, we entered into a loan and warrant agreement with an unaffiliated party, Salahi Ozturk in an arms length transaction. Subsequent to execution of the agreement, Mr Ozturk advanced to us a loan of $1,000,000, for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. Interest is payable on the loan at the rate of 7.5% per annum. The term of the loan is 6 months from the date of draw down. However, in the event that we raise in excess of $10,000,000 by way of any equity offering then the loan is repayable within 7 days of receipt by us of the proceeds of the offering. In consideration for Mr Ozturk advancing the loan, we have a contractual obligation to issue to Mr Ozturk a warrant to subscribe for 1,000,000 shares of CanArgo common stock at an exercise price of $1.05 per share. Mr Ozturk, can exercise the warrant at any time, for the period of 5 years from the date of the agreement. As at May 11, 2004, the warrants have been issued but remain unexercised.

         On April 29, 2004, we entered into a further loan and warrant agreement with CA Fiduciary Services Limited, as Settlement Trustees of The SP525A Settlement ("CA Fiduciary"), an unaffiliated party in an arms length transaction. Subsequent to execution of the agreement, CA Fiduciary advanced to us a loan of Pound Sterling 170,000 (approximately $300,900 USD), for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. Interest is payable on the loan at a rate of 7.5% per annum. The term of the loan is 6 months from the date of draw down. However, in the event that we raise in excess of $10,000,000 by way of any equity offering then the loan is repayable within 7 days of receipt by us of the proceeds of the offering. In consideration for CA Fiduciary advancing the loan, we have a contractual obligation to issue to CA Fiduciary a warrant to subscribe for 300,000 shares of CanArgo common stock at an exercise price of

         $1.05 per share. CA Fiduciary, can exercise the warrant at any time, for the period of 5 years from the date of the agreement. As at May 11, 2004, the warrants have been issued but remain unexercised.

         On April 1, 2004 one of our subsidiaries, Ninotsminda Oil Company Limited ("NOC") entered into a new 12-month crude oil sales agreement with an existing buyer, Sveti Limited, for the sale of up to 7,500 metric tonnes (approximately 57,000 barrels) of oil per month ("Sveti Agreement"). The Sveti Agreement replaces two existing crude oil sales agreements pursuant to which Sveti Limited had provided $2,300,000 security for the right to lift oil under such agreements (the "Security Payment"). The Security Payment is extended to the new Sveti Agreement where it remains at NOC's disposal for the contract period. At the end of the 12 months, the Security Payment will be repaid through the delivery of additional crude oil equal to the value of the security.

         On May 5, 2004, the Sveti Agreement was terminated and a new agreement was concluded with another party, Primrose Financial Group, on the same terms and conditions with the exception that the monthly quantity was increased to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month (the "PFG Agreement"). In accordance with the termination agreement, the Security Payment shall be deemed to be a deposit payment made in favour of NOC under the terms of the PFG Agreement and shall be repaid in oil at the end of the contract period which will be March 2005.

         We announced April 29, 2004 that we had appointed ABG Sundal Collier as our Financial Advisor to advise the company in relation to a planned equity financing for up to 75,000,000 of the company's shares of Common Stock to be priced at or near market (on the date of issue) (the "Issue").

         We will seek shareholder approval for the Issue at a Special Meeting of Stockholders on May 28, 2004 in Oslo, Norway. It is anticipated that the stock to be issued pursuant to the Issue will be placed with new investors in CanArgo, the company having been advised that there is institutional interest in our stock.

         We will pre-clear the stock subject to the Issue by filing an Universal Shelf Registration Statement on Form S-3, and a specific supplement for this issue with the Securities and Exchange Commission.

         The proceeds of the Issue will be utilised primarily in developing our Georgian assets, including the appraisal of the recent Manavi oil discovery, where further testing of the M11 discovery well is planned, together with two appraisal wells to assess the size of the discovery and move forward with an early production scheme. In addition, following the recent acquisition of the Samgori Field, a horizontal development program of up to ten wells is planned which will be implemented in conjunction with the ongoing development program on our Ninotsminda Field. This program is likely to commence with a new well on Samgori in the second quarter of this year. The balance of the Issue proceeds may be used to develop other new opportunities obtained as a result of the Samgori acquisition and in the Kura Basin. Several high potential exploration/appraisal targets have already been identified in our license areas

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUALIFYING STATEMENT WITH RESPECT TO FORWARD-LOOKING INFORMATION

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE "FORWARD-LOOKING STATEMENTS" BELOW AND ELSEWHERE IN THIS REPORT.

In addition to the historical information included in this report, you are cautioned that this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When the words "believes," "plans," "anticipates," "will likely result," "will continue," "projects," "expects," and similar expressions are used in this Form 10-Q, they are intended to identify "forward-looking statements," and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2003 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.

OVERVIEW OF OPERATIONS

In February 2004, we announced that there would be a temporary delay to our horizontal development drilling program in Georgia while we mobilized specialist Under Balanced Coiled Tubing Drilling (UBCTD) equipment in order to optimally drill future development wells. UBCTD is used internationally, but has so far not been applied in Georgia. It involves drilling the wells using coiled tubing rather than conventional drill string and drilling with lower pressure in the well than formation pressure, thereby potentially producing the wells while drilling. This approach will minimise formation damage, increase the potential length of the horizontal section, and reduce the risk of fracturing the reservoir down to the water zone when drilling. Consequently, this technique should result in optimal production levels for the horizontal wells on the Ninotsminda and Samgori Fields. Negotiations are well advanced with an internationally renowned oilfield service company which specialises in such work. However, the coil and spool for the UBCTD operation will first need to be specially manufactured for our program. As such, it is unlikely that the unit will be ready to commence the program before September, but once work begins each well should take no longer than three weeks to complete, once we have carried out the preparation work using our existing equipment. In the interim period, we will work (using our conventional rigs) on preparing the target wells for the UBCTD program. This will involve milling a suitable window to drill the horizontal section, in some instances sidetracking the well to the top of the Middle Eocene reservoir, and in some cases drilling new vertical wells to the Middle Eocene reservoir.

Coiled tubing is also planned to be used on the Manavi M11 well which almost certainly will require a sidetrack due to collapse of the production tubing during the initial testing of the Cretaceous oil discovery. We are currently preparing to side track this well in preparation for the arrival of the UBCTD unit.

In order to minimise mobilisation and other costs per well, in addition to Manavi, a program of up to 15 well bores is planned for the UBCTD unit. Five of these are planned on the Ninotsminda Field and the remainder on our newly acquired Samgori Field (detailed below). The Samgori Field (which has produced over 180 million barrels ("MMbbl") of oil to date at rates up to 70,000 bopd) is a continuation of the Ninotsminda structure with the primary reservoir being the same fractured Middle Eocene sequence as Ninotsminda, but in Samgori it is thicker and better quality with wells being generally much more productive. From our geotechnical analysis, we believe that the remaining reserves may be best exploited through the implementation of a horizontal development drilling program. The remaining recoverable reserves for Samgori have not yet been independently assessed, but estimates made by Georgian Oil indicate that there may be significant remaining potential in the Field. A new vertical well (S302) is planned to commence on the Samgori Field within the next two months. This well is planned to initially be produced conventionally, but designed to be horizontally side tracked utilising the UBCTD unit.

In addition to the planned Manavi M11 sidetrack, at least one appraisal well
(M12) is planned on the Manavi oil discovery this year. A location has been chosen approximately 5 km from the M11 site and negotiations are underway with an international drilling contractor to supply a high technology drilling rig equipped with a 'Top Drive' drilling system to drill this well. Utilising this equipment for what is planned to be a 5,000 metre well should result in faster drilling times than utilising our existing equipment which will be focused on preparation work for the UBCTD program. The M12 well is expected to spud in June/July.

Average gross oil production from the Ninotsminda Field for the first three months of 2004 was 1,665 barrels of oil per day ("bopd"). A testing program implemented to ascertain the optimal production level for individual wells resulted in the temporary shut-in of certain wells during the period thus negatively affecting production. On the basis of the tests and the recommendations of independent petroleum engineering specialists, the horizontal wells completed in 2003 were choked back to less than 500 bopd. At the same time, it was recommended that future horizontal wells should be drilled under-balanced in order to optimise production.

Due to the nature of the reservoir rocks in the Ninotsminda Field, both vertical and horizontal wells need to be worked over on a regular basis in order to maintain production. A build up of sediment in the producing section of the wells causes a progressive blocking off of some fractures while increasing drawn-down (and water cut) on the unblocked fractures. This results in a progressive decline in production if the well is not cleaned. Such workovers of horizontal wellbores using conventional equipment are difficult, however, we now have mobilized a Slim Line Workover Coiled Tubing ("SLWCT") unit to Georgia for this purpose following some delays due to logistical problems. This equipment, which is smaller and more mobile than the UBCTD unit, will provide a more efficient and cost effective solution than using conventional techniques. The SLWCT unit is currently being assembled and we expect to commence workover operations within the next month and thus increase daily production rates at the Field. In the meantime, current production from the Ninotsminda Field as of May 15, 2004 was approximately 1,300 bopd.

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract ("Samgori PSC") in Georgia. All conditions pursuant to CanArgo obtaining a 50% share of the contractor's interest in the Samgori PSC and a 50% controlling interest in the licence holder and operating company for Block XIB have been satisfied and our participation in the Samgori PSC became effective. This interest was acquired from Georgian Oil Samgori Limited ("GOSL"), a company wholly owned by Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field. We will be obliged to fund 100% of the cost of the first well and thereafter drilling will be funded jointly by CanArgo and GOSL pro rata their interest in the Samgori PSC.

The original Contractor party to the Samgori PSC, National Petroleum Limited ("NPL"), has an option to reacquire its Contractor's interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed by December 2006. Furthermore, NPL has outstanding costs and expenses of up to $37,000,000 in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. After these costs are repaid from either Field production or other production in the PSC, NPL shall continue to receive 5% of annual net profit.

The Samgori Field complex which includes the Samgori, Patardzeuli and South Dome Fields was discovered in 1974 and produces from the same Middle Eocene sequence as the Ninotsminda Field. It is the largest oilfield discovered to date in Georgia and lies adjacent to our Ninotsminda Field and infrastructure. We have been advised that Samgori has produced over 180 MMbbl of oil to date at rates up to 70,000 bopd. Recent studies by Georgian Oil (which have not been independently assessed), based on new seismic data acquired in 2001, indicate that additional significant quantities of oil could be recovered from the Samgori complex utilising horizontal drilling techniques. The first of ten new UBCTD wellbores on the Samgori Field is expected to be drilled towards the end of the third quarter of this year. In addition, Block XI(B) which covers an area of approximately 169,514 acres (634 km(2)) contains several identified prospects and discoveries in other horizons, notably the Upper Eocene and Cretaceous.

On completion of the Samgori acquisition we became entitled to receive our share of the 700 bopd gross currently being produced from the Samgori Field. Under the terms of the acquisition agreement, we will receive 50% of the Contractor's share of the production under the Samgori PSC.

Our exploration program in Georgia continues to be progressed primarily through third party financing. Drilling recommenced on the MK-72 well on the Norio prospect in December 2003 and is currently drilling ahead at approximately 4,500 metres. Intermediate electric logs have been run following the penetration of several sands with oil shows. The electric logs indicate over 100 meters of net pay sands with porosities in the range of 15 - 25% and from the oil shows and electric logs these sands appear to be oil bearing. These sands are probably of Oligocene age which was one of the secondary targets for the well. The primary Middle Eocene target is anticipated within the next 300 meters. However, very high mud weights are currently being required to drill the Oligocene sands and, as such, drilling progress is currently slow. We plan to test the Oligocene sands once the well has reached total depth, which is planned at 5,000 metres. The well is being funded by a wholly owned subsidiary of Georgian Oil under a farm-in agreement relating to the Norio Production Sharing Agreement ("Norio PSA") signed in September 2003. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to $ 2,000,000 to complete the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of $6,500,000.

In 2003, CanArgo approved a plan to dispose of its interest in the Georgian American Oil Refinery ("GAOR") as the refinery had remained closed since 2001 and neither CanArgo nor its partners could find a commercially viable option to putting the refinery back into operation. In February 2004, we reach agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000.

In February 2004, we announced that we had signed a Standby Equity Distribution Agreement that allows us, at our option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $20,000,000 over a period of up to two years (the "Cornell Facility"). This facility cannot be exercised until the SEC has declared the Form S-3 Registration Statement filed by us on May 6, 2004 effective (See "Liquidity and Capital Resources" below for a more detailed discussion).

On March 23, 2004, the Company held a special meeting of stockholders at which stockholders approved an increase in the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000 shares.

On April 21, 2004, the Company's Common Stock began trading on the American Stock Exchange under the symbol "CNR".

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had working capital of $5,271,000 compared to working capital of $3,890,000 as of December 31, 2003. The $1,381,000 increase in working capital from December 31, 2003 to March 31, 2004 is principally due to a reduction in other liabilities relating to prepaid oil sales recorded in 2003 and subsequently delivered in the current period, and an increase in net assets held for sale mainly relating to activity at CanArgo Standard Oil Products.

The success of the horizontal development drilling program on the Ninotsminda Field in 2003 resulting in increased cash flows from our Georgian operations, the receipt in 2004 of a further $1,000,000 payment from the agreed sale of our interest in our retail operation CanArgo Standard Oil Products with a further $1,000,000 to be paid, the planned selective sale of certain non-core assets including our generator for which a further $300,000 is due, together with access to the $20,000,000 Equity Line of Credit being provided by Cornell Capital (detailed below) subject to our registration statement filed May 6, 2004 with the SEC becoming effective means we should secure the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda Field and our newly acquired Samgori Field.

In December 2003, we announced that we had signed a Standby Equity Distribution Agreement that allowed us, at our option, to issue shares to US-based investment fund Cornell Capital Partners LP ("Cornell Capital") up to a maximum value of $6,000,000. Under the terms of the Agreement, we could, at our discretion, issue shares to Cornell Capital at any time over the next two years. The maximum aggregate amount of the equity placements pursuant to the Agreement was $6,000,000. Subject to this limitation, we could draw down up to $200,000 in any seven-day period (a "Put"). The facility could be used in whole or in part entirely at our discretion, subject to effective registration of the shares under the Securities Act of 1933, as amended ("Securities Act"). Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Average Price ('VWAP') of CanArgo common shares traded on each of the five days following a drawdown notice by CanArgo. A commission of 5% would apply to each issue of CanArgo shares under the Agreement and would be payable to Cornell Capital at the time of issue. The net effect of the 5% commission and the 3% discount is that Cornell Capital would pay 92.% of the applicable lowest weighted price for each share of the company's common stock. The shares to be issued to Cornell Capital, as additional consideration for services, would be "restricted securities" as defined in rule 144 under the Securities Act. We agreed to prepare and file a registration statement under the Securities Act registering the shares to be issued under the facility for resale under such Act. This facility was terminated on February 11, 2004 when we entered into a further standby equity distribution agreement with Cornell Capital ("New Cornell Facility"). No funds had been drawn down under the original facility when it was terminated.

Under the terms of the New Cornell Facility, Cornell Capital will provide us with an equity line of credit for 24 months. The New Cornell Facility allows us at our discretion to periodically issue and sell to Cornell Capital up to $20 million of shares of our common stock. The terms of the New Cornell Facility are materially the same as those for the original facility, with the exception that the New Cornell Facility has been increased to $20 million and the maximum amount of each advance is set at $600,000. No exercise of a Put will be made until the SEC has declared effective a registration statement registering the issuable shares under the Securities Act for resale. By way of fees and expenses, we shall issue Cornell Capital a restricted stock certificate evidencing restricted shares of common stock in an amount equal to 2.07% of the Commitment Amount ($20,000,000) based upon the Market Price (as defined in the Agreement) for the common stock. The total amount of shares to be issued to Cornell Capital was 850,000 shares of which an aggregate of 425,000 shares were issued upon execution of the original and New Cornell Facility. Cornell Capital will earn the remaining 425,000 restricted shares of common stock once the SEC declares the Registration Statement effective or 120 calendar days from the date of signing of the New Cornell Facility. We filed a Form S-3 registration statement in respect of the issuable shares under New Cornell Facility on May 6, 2004.

On April 1, 2004 one of our subsidiaries, Ninotsminda Oil Company Limited ("NOC") entered into a new 12-month crude oil sales agreement with an existing buyer, Sveti Limited, for the sale of up to 7,500 metric tonnes (approximately 57,000 barrels) of oil per month ("Sveti Agreement"). The Sveti Agreement replaces two existing crude oil sales agreements pursuant to which Sveti Limited had provided $2,300,000 security for the right to lift oil under such agreements (the "Security Payment"). The Security Payment is extended to the new Sveti Agreement where it remains at NOC's disposal for the contract period. At the end of the 12 months, the Security Payment will be repaid through the delivery of additional crude oil equal to the value of the security.

On May 5, 2004, the Sveti Agreement was terminated and a new agreement was concluded with another party, Primrose Financial Group, on the same terms and conditions with the exception that the monthly quantity was increased to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month (the "PFG Agreement"). In accordance with the termination agreement, the Security Payment shall be deemed to be a deposit payment made in favour of NOC under the terms of the PFG Agreement and shall be repaid in oil at the end of the contract period which will be March 2005.

In April 2004, we secured two warrant backed short-term loans, one for $1,000,000 and the other for Pound Sterling170,000, both with unaffiliated parties in arms length transactions for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. These loans are for six months, bear a 7.5% per annum interest rate, and are to be repaid immediately once the Company is able to draw on the New Cornell Facility or other new capital becomes available. These loans have a dollar for dollar warrant attached at an exercise price of $1.05 per warrant which was 18 - 20% above market at the time of signing the loan agreement. The warrants have a five-year term and the funds have already been transferred to our account.

Our exploration program in Georgia continues to be progressed primarily through third party financing. The MK-72 well on the Norio prospect is being funded by a wholly owned subsidiary of Georgian Oil under a farm-in agreement relating to the Norio Production Sharing Agreement ("Norio PSA") signed in September 2003. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of $6,500,000.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding for $4,000,000 with legal ownership being transferred upon receipt of the final payment originally due in August 2003. We agreed subsequently to re-schedule this payment in return for, the purchaser, Westrade Alliance LLC, paying some of the funds early and paying interest on the outstanding balance at a an annual rate of 16% payable monthly. To date a total of $3,100,000 has been received excluding interest payments with a further $900,000 to be paid by end of June 2004.

Through the acquisition in 2001 of 100% of the share capital of Lateral Vector Resources Inc. ("LVR") CanArgo gained certain rights in a Joint Investment Production Activity (JIPA) agreement for the incremental development of the Bugruvativske Field in Eastern Ukraine. However, due to the lack of progress with the implementation of the JIPA in 2003, and failure to reach a negotiated agreement with Ukrnafta, our partner in the project, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. We are currently in negotiations with a potential buyer for the disposal of our 100% interest in LVR. As a result of this decision, we recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4,790,727. We have now effectively withdrawn from Ukraine and this will allow us to focus our capital resources on our Georgian activities.

While a considerable amount of infrastructure for the Ninotsminda and Samgori Fields has already been put in place, we cannot provide assurance that:

    o    funding of a field development plan will be timely;
    o that our development plan will be successfully completed or will increase production; or
    o that field operating revenues after completion of the development plan will exceed operating costs.

To pursue existing projects beyond our immediate development plan and to pursue new opportunities, we will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and we should be unable to maintain our current positive cash flow or unable to sell some or all of our non-core assets, further cost reductions and additional funding will be required in order for CanArgo to remain a going concern.

Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. Full development of our oil and gas properties and ventures will require the availability of substantial additional financing from external sources. We may also, where opportunities exist, seek to transfer portions of our interests in oil and gas properties and ventures to entities in exchange for such financing. We generally have the principal responsibility for arranging financing for the oil and gas properties and ventures in which we have an interest. There can be no assurance, however, that we or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing will be available on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

Ultimate realization of the carrying value of our oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

o mobilization of equipment and personnel to implement effectively drilling, completion and production activities;
o    raising of additional capital;
o    achieving significant production at costs that provide acceptable margins;
o reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and
o    the ability to market the oil and gas produced at or near world prices.

Subject to our ability to raise additional capital, above, we have plans to mobilize resources and achieve levels of production and profits sufficient to recover the carrying value of our oil and gas properties and ventures. However, if one or more of the above factors, or other factors, are different than anticipated, these plans may not be realized, and we may not recover the carrying value of our oil and gas properties and ventures.

BALANCE SHEET CHANGES

All balances represent results from continuing operations, unless disclosed otherwise.

Cash and cash equivalents increased $50,000 to $3,522,000 at March 31, 2004 from $3,472,000 at December 31, 2003. The increase was primarily due to additional cash generated from operating activities, advanced proceeds from the sale of subsidiaries and advanced funds from the joint venture partner in respect of the Norio farm-in agreement. These funds were offset by expenditure in the period provided to fund the cost of preparing wells for our horizontal development program at the Ninotsminda Field in Georgia and further drilling of the Norio exploration well.

Accounts receivable increased to $217,000 at March 31, 2004 from $162,000 at December 31, 2003.

Inventory decreased to $174,000 at March 31, 2004 from $469,000 at December 31, 2003 primarily as result of increased sales from storage in the period. Ninotsminda Oil Company held approximately 36,000 barrels of oil in storage at March 31, 2004 for sale to the Georgian domestic, regional or international market.

Prepayments decreased to $628,000 at March 31, 2004 from $962,000 at December 31, 2003 as a result of prepayment for materials and services related to our exploration activities transferred to capital assets upon receipt. This decrease is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products operations, a 3-megawatt duel fuel power generator, and the capital assets of the Bugruvativske Field project, increased by $1,054,000 to $11,400,000 at March 31, 2004 from $10,346,000 at December 31, 2003 primarily due to activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

Other currents assets decreased from $207,000 at December 31, 2003 to $163,000at March 31, 2004.

Capital assets, net increased from $57,668,000 at December 31, 2003 to $58,248,000 at March 31, 2004, primarily as a result of $580,000 invested in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.

Investments in and advances to oil and gas and other ventures, net of $75,000 at both March 31, 2004 and December 31, 2003 reflect our 10% interest in a Caspian Sea exploration project.

Accounts payable increased to $674,000 at March 31, 2004 from $483,000 at December 31, 2003 primarily due to an increase in trade payables in respect of drilling activity related to the Ninotsminda Production Sharing Contract.

Advance from joint venture partner decreased from $773,000 at December 31, 2003 to $428,000 at March 31, 2004 due to capital expenditures incurred on the MK-72 Norio well reducing the amount due to the joint venture partner, partially offset by a further receipt from Georgian Oil in accordance with the Norio farm-in agreement. Of the $1,717,612 advanced at March 31, 2004 from Georgian Oil, expenditures incurred on the MK-72 well have reduced the amount due to the joint venture partner by $1,289,915 at March 31, 2004.

Loans payable of $102,179 at December 31, 2003 related to a short-term secured loan facility that matured on February 27, 2004. The loan was entered into by a subsidiary of CanArgo, locally in Georgia, at an annual interest rate of 20% in order to fund the drilling of the N4H horizontal well at the Ninotsminda Field in Georgia. We had provided no parent company guarantee with respect to this loan. The loan matured and was paid off in full in February 2004.

Other Liabilities decreased from $5,474,000 at December 31, 2003 to $4,715,000 at March 31, 2004 due to a reduction in deferred revenue in respect of a prepaid sales at December 31, 2003, delivered in the period offset partially by advance proceeds received for the sale of CanArgo Standard Oil Products in the period.

Income taxes payable decreased from $97,000 at December 31, 2003 to $56,000 at December 31, 2003 due to the partial payment of income tax for Ninotsminda Oil Company Ltd, a CanArgo subsidiary.

Accrued liabilities decreased to $237,000 at March 31, 2004 from $349,000 at December 31, 2003 primarily due to a decrease in accrued professional fees.

Liabilities held for sale increased by $276,000 from $4,448,000 at December 31, 2003 to $4,724,000 at March 31, 2004 due to liabilities held for sale, in respect of discontinued operations, primarily due to additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

Minority interest in continuing and discontinued subsidiaries decreased by $531,000 to $4,242,000 at March 31, 2004 from $4,773,000 at December 31, 2003 due principally to a decrease of $524,000 of the minority interest share of income relating to GAOR resulting from the disposal of the refinery in the period.

The foreign currency translation relates to the financial statements of CanArgo Standard Oil Products being translated into US dollars using the self-sustaining method. Exchange gains and losses on translation are reflected as a separate component of shareholders' equity.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL TERMS

Our principal business and assets are derived from production sharing contracts in the Republic of Georgia. The legislative and procedural regimes governing production sharing contracts and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

Our production sharing contracts and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts. However the Norio PSA, the Tbilisi PSC and the Samgori PSC were concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

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

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda area with a subsidiary of the US power company AES was terminated without AES earning any rights to any of the Ninotsminda area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced from the area covered by the Participation Agreement, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

Under the Production Sharing Contract for Blocks XI(G) and XI(H) (the "Tbilisi PSC") in the Republic of Georgia our subsidiary CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000.

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XI(B)) Production Sharing Contract ("Samgori PSC") in Georgia. This interest was acquired from Georgian Oil Samgori Limited ("GOSL"), a company wholly owned by Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field. We are be obliged to fund 100% of the cost of the first well at an anticipated cost of $2,000,000 million and thereafter drilling will be funded jointly by CanArgo and GOSL pro rata their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be up to $16,000,000.

The original Contractor party to the Samgori PSC, National Petroleum Limited ("NPL"), has an option to reacquire its Contractor's interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed by December 2006. Furthermore, NPL has outstanding costs and expenses of up to $37,000,000 in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. After these costs are repaid from either Field production or other production in the PSC, NPL shall continue to receive 5% of annual net profit.

We have contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

Upon completion of the acquisition of an interest in the Samgori PSC we had a contractual obligation to issue four million shares of CanArgo Common Stock to Europa Oil Services Limited ("Europa"), an unaffiliated company in connection with a consultancy agreement with Europa in relation to this acquisition. On April 16, 2004 Europa was issued with four million restricted shares of CanArgo Common Stock in an arms length transaction. A further 12 million shares of CanArgo Common Stock are issuable upon certain production targets being met from future developments under the Samgori PSC.

At March 31, 2004, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.

Under the Norio PSA the shareholders agreement with the other shareholder of CanArgo Norio calls for a bonus payment of $800,000 to be paid by CanArgo should Commercial Production (as defined in the PSA) be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should Commercial Production from the Norio PSA from the Middle Eocene or older strata exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period. These bonuses maybe paid in restricted CanArgo shares at the discretion of CanArgo.

In May 2004, NOC entered into a 10-month crude oil sales agreement to sell its monthly share of oil produced under the Ninotsminda PSC. As security for payment and having the right to lift up to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month, the buyer paid to NOC $2,300,000 to be repaid at the end of the contract period through the delivery of additional crude oil equal to the value of the security.

If Georgian Oil exercises the option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further 3 million restricted shares to the minority interest holders from whom we acquired an additional 10.8% interest in CanArgo Norio.

We have not filed any of our required 2002 or 2003 income tax or information returns required by various governmental authorities. Failure to file these returns timely may carry significant penalties and interest which may have a material impact on our financial condition. We are taking steps to rectify the matter. We have not accrued for any penalties or interest which we may be required to pay in either our Form 10-K for the fiscal year ended December 31, 2003 or our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 as the amounts could not be reasonably estimated.

RESULTS OF CONTINUING OPERATIONS

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

We recorded operating revenue from continuing operations of $3,360,000 during the three month period ended March 31, 2004 compared with $1,141,000 for the three month period ended March 31, 2003. The increase is attributable to higher oil and gas revenues being recorded in the three month period ended March 31, 2004.

Ninotsminda Oil Company generated $3,360,000 of oil and gas revenue in the three month period ended March 31, 2004 compared with $1,141,000 for the three month period ended March 31, 2003 due principally to higher volume of sales resulting from increased oil production from the Ninotsminda Field and a quantity of oil taken from storage in the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003, partially offset by a lower average net sales price achieved in the period. Its net share of the 148,672 barrels of gross oil production for sale from the Ninotsminda Field in the period amounted to 96,636 barrels. In the period, 52,115 barrels of oil were removed from storage and sold. A further 9,000 barrels were removed from storage and returned to Georgian Oil in recognition of agreed losses since the inception of the Production Sharing Contract. For the three month period ended March 31, 2003, Ninotsminda Oil Company's net share of the 65,779 barrels (731 barrels per day) of gross oil production was 42,756 barrels. The increase in production is due to the successful horizontal development wells completed at the Ninotsminda Field in 2003.

Ninotsminda Oil Company's entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during the first quarter of 2004 averaged $22.32 per barrel as compared with an average of $22.59 per barrel in the first quarter of 2003. Its net share of the 50,553 thousand cubic feet (mcf) of gas delivered was 33,691 mcf at an average net sale price of $1.23 per mcf of gas. For the three month period ended March 31, 2003, Ninotsminda Oil Company's net share of the 29,184 mcf of gas delivered was 18,970 mcf at an average net sales price of $1.27 per mcf of gas.

The operating income from continuing operations for the three month period ended March 31, 2004 amounted to $974,000 compared with an operating loss of $953,000 for the three month period ended March 31, 2003. The increase in operating income is attributable primarily to increased oil and gas revenue and a gain generated from the disposal of GAOR, partially offset by increased field operating costs, increased direct project costs, increased selling, general and administration costs, and increased depreciation, depletion and amortization in the period.

Field operating expenses increased to $668,000 for the three month period ended March 31, 2004 as compared to $343,000 for the three month period ended March 31, 2003. The increase is primarily a result of increased activity at the Ninotsminda Field.

Direct project costs increased to $280,000 for the three month period ended March 31, 2004, from $167,000 for the three month period ended March 31, 2003, primarily due to costs directly associated with activity at the Ninotsminda Field.

Selling, general and administrative costs increased to $912,000 for the three month period ended March 31, 2004, from $730,000 for the three month period ended March 31, 2003. The increase is primarily as a result of increased corporate activity.

Non cash stock compensation of $277,000 for the three month period ended March 31, 2003 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The increase in depreciation, depletion and amortization expense to $881,000 for the three month period ended March 31, 2004 from $579,000 for the three month period ended March 31, 2003 is attributable principally to higher production and sales in the period.

We recorded net other income of $57,000 for the for the three month period ended March 31, 2004, as compared to net other income of $12,000 for the three month period ended March 31, 2003. This is primarily due to interest income received from the purchaser of CanArgo Standard Oil Products resulting from delayed purchase payments, partially offset by equity income in the period in 2003 received from an investment subsequently disposed in the fourth quarter of 2003.

Equity income from investments for the three month period ended March 31, 2003 of $22,000 related to equity income from production and sales of crude oil by Boryslaw Oil Company, subsequently disposed in the fourth quarter of 2003.

The cumulative effect of the change in accounting principle of $41,000 for the three month period ended March 31, 2003 was a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The net income from continuing operations of $1,031,000 or $0.01 per share for the three month period ended March 31, 2004 compares to net loss from continuing operations of $941,000 or $0.01 per share for the three month period ended March 31, 2003. The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2004 than during the three month period ended March 31, 2003, principally due to share issues in respect of Norio and Manavi agreements in the third and fourth quarters of 2003 and the exercise of share options in 2004.

RESULTS OF DISCONTINUED OPERATIONS

Three Month Period Ended March 31, 2004 Compared to Three Month Period Ended March 31, 2003

The net income from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2003 amounted to $490,000 compared with net loss of $7,000 for the corresponding period in 2003. The increase in net income from discontinued operations, net of taxes and minority interest relates principally income relating to the refinery resulting from the disposal of the refinery in the period, partially offset by the activities of CanArgo Standard Oil Products, mainly due to interest on additional bank loans drawn by CanArgo Standard Oil Products in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia, partially offset by improved operating margins for the three month period ended March 31, 2004 compared with the corresponding period in 2003.

NEW ACCOUNTING DEVELOPMENTS

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board
(FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

The Company classifies the cost of oil and gas mineral rights as properties and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, certain costs would need to be reclassified from properties and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this Item 2 and elsewhere in this Form 10-Q are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated in such forward-looking statements. Included among the important risks, uncertainties and other factors are those hereinafter discussed.

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

We may not have a majority of the equity that is the licence developer of some projects that we may pursue in countries that were a part of the former Soviet Union, even though we may be the designated operator of the oil or gas field. In such circumstances, the concurrence of co-venturers may be required for various actions. Other parties influencing the timing of events may have priorities that differ from ours, even if they generally share our objectives. Demands by or expectations of governments, co-venturers, customers and others may affect our strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect our participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

Our ability to finance all of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part or all of our project development, capital expenditure, production and other plans. The availability of equity or debt financing to us or to the entities that are developing projects in which we have interests is affected by many factors, including:

    o    world economic conditions;
    o    the state of international relations;
    o the stability and policies of various governments located in areas in which we currently operate or intend to operate;
    o fluctuations in the price of oil and gas, the outlook for the oil and gas industry and competition for available funds; and
    o    an evaluation of us and specific projects in which we have an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.

The development of oil and gas properties is subject to substantial risks. Expectations regarding production, even if estimated by independent petroleum engineers, may prove to be unrealized. There are many uncertainties inherent in estimating production quantities and in projecting future production rates and the timing and amount of future development expenditures. Estimates of properties in full production are more reliable than production estimates for new discoveries and other properties that are not fully productive. Accordingly, estimates related to our properties are subject to change as additional information becomes available.

Most of our interests in oil and gas properties and ventures are located in former Soviet Union countries. Operations in those countries are subject to certain additional risks including the following:

o    uncertainty as to the enforceability of contracts;
o    currency convertibility and transferability;
o    unexpected changes in fiscal and tax policies;
o    sudden or unexpected changes in demand for crude oil and or natural gas;
o    the lack of trained personnel; and
o the lack of equipment and services and other factors that could significantly change the economics of production.

Production estimates are subject to revision as prices and costs change. Production, even if present, may not be recoverable in the amount and at the rate anticipated and may not be recoverable in commercial quantities or on an economically feasible basis. World and local prices for oil and gas can fluctuate significantly, and a reduction in the revenue realizable from the sale of production can affect the economic feasibility of an oil and gas project. World and local political, economic and other conditions could affect our ability to proceed with or to effectively operate projects in various foreign countries.

Demands by, or expectations of governments, co-venturers, customers and others may affect our strategy regarding the various projects. Failure to meet such demands or expectations could adversely affect our participation in such projects or our ability to obtain or maintain necessary licenses and other approvals.

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

Also as indicated elsewhere in this Report, because all of our operations are being conducted in countries that were a part of the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operates. At present we do not engage in any currency hedging operations since, to the extent we receive payments for our production in local currencies, we are utilizing such currencies to pay for our local operations. In addition, we frequently sell our production from the Ninotsminda Field in the Republic of Georgia under export contracts which provide for payment in US dollars.

While CanArgo Standard Oil Products' marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long-term debt is denominated in US dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2003 would not have had a significant impact on operations.

CanArgo had no material interest in investments subject to market risk during the period covered by this report.

ITEM 4.  CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures.

         We maintain a system of controls and procedures designed to provide reasonable assurance on the reliability of our financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The system is supported by formal policies and procedures. Appropriate actions are taken to address significant control deficiencies and other opportunities for improving the system as they are identified. However, no cost-effective internal control system will preclude all errors and irregularities, and management is necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Based on their evaluation within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

       (b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

                   CANARGO ENERGY CORPORATION AND SUBSIDIARIES

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 11, 2004, 163,218 shares of our common stock were issued to Cornell Capital Partners, L.P. as part payment of the commitment fee payable pursuant to the Standby Equity Distribution Agreement between Cornell and the Company ("Equity Line of Credit").

On February 11, 2004, 30,799 shares of our common stock were issued to Newbridge Securities Corporation pursuant to the Placement Agent Agreement among
CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners in terms of which Newbridge advised the Company and acted as our exclusive placement agent in respect of the Equity Line of Credit.

All of such shares were issued in transactions intended to qualify for an exemption from registration under the Securities Act afforded by Section 4(2).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 23, 2004, the Company held a special meeting of stockholders at which stockholders approved an increase in the number of shares of common stock that the Company is authorized to issue from 150,000,000 to 300,000,000 shares. At the meeting 55,324,646 shares voted in favour of the resolution, 763,184 shares voted against the resolution and 94,296 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS

                    Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (+).

           1(6) Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

           1(7) Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           1(8) Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           2(4) Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

           3(1) Registrant's Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company's Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

           +3(2)    Certificate of Amendment to Certificate of Incorporation

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

           10(25) Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(26) Stock sale purchase contract of IPEC between Lateral Vector Resources and Northern Industrial Development dated July 25, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(27) Amendments of and Additions to Joint Investment Production Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(28) Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(29) Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(30) Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(31) Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

           10(33) Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XI(C)) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from September 30, 2003 Form 10-Q)

           10(34) Farm-in Agreement dated September 7, 2003 relating to the M11 well on the Manavi Cretaceous prospect within the Ninotsminda PSC area between Ninotsminda Oil Company Limited and Georgian British Oil Services Company Limited (Incorporated herein by reference from September 30, 2003 Form 10-Q)

           10(35) Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from September 30, 2003 Form 10-Q)

           10(36) Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2003 Form 10-K)

           10(37) Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261).

           10(38) Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, L.P. and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           10(39) Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           10(40) Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           10(41) Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

           +10(42) Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004.

           +10(43) Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004.

           +10(44) Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 05, 2004

           +10(45) Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 01, 2004

           +10(46) Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group.

           21 List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

           +33(1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

           +31(2) Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

           +32      Section 1350 Certifications.



           (B)  Reports on Form 8 K:

           Current Report on Form 8-K was filed on March 26, 2004 which included the following matters:

           A press release setting forth CanArgo's preliminary financial results for the year ended December 31, 2003. A copy of CanArgo's press release was attached as Exhibit 99.1.

           A press release announcing the appointment of a new independent director. A copy of CanArgo's press release was attached as Exhibit 99.2.

           A press release announcing that approval had been received at a Special Meeting of Stockholders to amend the Company's Certificate of Incorporation to increase in the number of shares of common stock that the Company is authorized to issue from 150,000,000 shares to 300,000,000 shares. A copy of the press release was attached as
           Exhibit 99.3.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CANARGO ENERGY CORPORATION


Date: May 17, 2004                         By:   /s/ Vincent McDonnell
                                                 ---------------------
                                                     Vincent McDonnell
                                                     Chief Financial Officer