Form 10-K/A
period 2003-12-31
CANARGO ENERGY CORP
filed 2004-07-01
CIK 310316

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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


                        Commission File Number 0001-32145
                                               ----------

                           CANARGO ENERGY CORPORATION
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     91-0881481
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          P.O. BOX 291, ST PETER PORT, GUERNSEY, BRITISH ISLES GY1 3RR
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)


      Registrant's telephone number, including area code: (44) 1481 729 980


           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE


           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
          ------------------------------------------------------------
                                (Title of Class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement issued in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in
Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

                                EXPLANATORY NOTE

CanArgo Energy Corporation is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to amend Item 9A Controls and Procedures of Part II and Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K -- (c) Exhibits of Part IV of the Report. Except for the foregoing items, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

Item 9A Controls and Procedures of this Annual Report on Form 10-K is hereby amended and restated in full as follows:


                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's employees accumulate this information and communicate it to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has not been any change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Subsection (c) of Item 15 Exhibits, Financial Statement Schedules, and Reports on Form 8-K is hereby amended to add Accountants' consents, which had been inadvertently omitted, consenting to the incorporation by reference of their reports to the extent set forth in such consents in the Company's previously filed and effective Registration Statements on Forms S-8 (Reg. Nos. 333-69766, 333-02651, 333-86423 and 333-59367) and Registration Statement on Form S-3 (Reg. No. 333-45532).

Item 15(c). Exhibits.

           +23(a)  Consent of L J  Soldinger Associates LLC

           +23(b)  Consent of PricewaterhouseCoopers LLP.

---------------
+ Filed herewith


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CANARGO ENERGY CORPORATION
                                        (Registrant)


                                        By: /s/ Vincent McDonnell
                                            ------------------------------------
Date: July 1, 2004                         Chief Financial Officer

                                 EXHIBIT INDEX


+23(a)   Consent of L J  Soldinger Associates LLC

+23(b)   Consent of PricewaterhouseCoopers LLP.


--------------
+ Filed herewith