Form 10-Q/A
period 2004-03-31
CANARGO ENERGY CORP
filed 2004-07-01
CIK 310316

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT No. 1)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 2004


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ___________ TO _______________


                        COMMISSION FILE NUMBER 0001-32145
                                               ----------


                           CANARGO ENERGY CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Delaware                                    91-0881481
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)



             CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles            GY1 3RR
-----------------------------------------------------    -----------------------
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

                                EXPLANATORY NOTE

CanArgo Energy Corporation is hereby amending this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 to amend Item 4 of Part 1 and Item 2 of Part 2 of the report. The amendment to Item 2 of Part 2 adds a description of the issuance of unregistered shares of common stock upon exercise of certain previously granted existing employee stock options and warrants, which grants and option/warrant plans were previously disclosed, as well as the exercises, but which exercises and issuances were inadvertently omitted from the Quarterly Report on Form 10-Q. Except for the foregoing items, no other information included in the original Quarterly Report on Form 10-Q is amended by this amendment. Item 2 is hereby amended and restated in full and Item 4 of this Quarterly Report on Form 10-Q is hereby amended as follows:


                         PART 1. FINANCIAL INFORMATION:

ITEM 4.  CONTROLS AND PROCEDURES

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


                           PART 2. OTHER INFORMATION:

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         On March 8, 2004, 2,828,167 shares of our common stock were issued to the following individuals in connection with the exercise of options previously granted under our 1995 Long-Term Incentive Plan. The shares were issued in transactions intended to qualify for the exemption from registration afforded by
Section 4(2) of the Act and Regulation S promulgated thereunder. All of the proceeds from such option exercises were added to our working capital for general corporate purposes.

     NAME OF
   INDIVIDUAL                                 AMOUNT OF      CASH          TOTAL
   EXERCISING                                   STOCK      EXERCISE         CASH
     OPTION                 POSITION          RECEIVED       PRICE        PROCEEDS
   ----------               --------          ---------    ---------     ----------
  David Robson        President, Chairman     1,000,000      $ 0.10       $100,000
                      and Chief Executive
                            Officer

  Nils Trulsvik            Director            250,000       $ 0.10       $ 25,000

Vincent McDonnell       Chief Financial        300,000       $ 0.10       $ 30,000
                       Officer and Chief
                      Commercial Officer

   Liz Landles        Corporate Secretary      100,000       $ 0.10       $ 10,000

 Russell Hammond           Director            250,000       $ 0.10       $ 25,000

 Julian Hammond       Investor Relations        97,000       $ 0.10       $  9,700
                         Manager and
                      Commercial Manager

   Graham Wall         Senior Geologist         27,000       $ 0.10       $  2,700

  Tamara Smales      Business Development       96,667       $ 0.10       $  9,667
                           Manager

 Jeffrey Wilkins     Financial Controller       58,000       $0.595       $ 34,510

  Niko Tevzadze       Operations Manager       300,000       $ 0.10       $ 30,000

Alex Tchichinadze      Drilling Manager        125,000       $ 0.10       $ 12,500

Irakli Tavdumadze       Chief Geologist         72,000       $ 0.10       $  7,200

  Zaza Gorgadze             CanArgo             40,000       $ 0.10       $  4,000
                         Representative
                           in Georgia

  Irina Arabuli        Chief Accountant         15,000       $ 0.10       $  1,500

 Misha Nibladze         Finance Manager         20,000       $ 0.10       $  2,000

 Piso Bedoshvili        Office Manager           7,500       $ 0.10       $    750

 Sopiko Beradze           Translator            10,000       $ 0.10       $  1,000

Victor Chudnovets           CanArgo             60,000       $ 0.10       $  6,000
                        Representative in
                            Ukraine
                                                                          --------
                                                              TOTAL       $311,527
                                                                          ========

         On March 8, 2004, 399,000 shares of our common stock were issued to the following individuals in connection with the exercise of options previously granted under the CanArgo Energy Inc. Stock Option Plan. The shares were issued in transactions intended to qualify for the exemption from registration afforded by Section 4(2) of the Act and Regulation S promulgated thereunder. All of the proceeds from such option exercises were added to our working capital for general corporate purposes.

     NAME OF
   INDIVIDUAL                                 AMOUNT OF      CASH        TOTAL
   EXERCISING                                   STOCK      EXERCISE       CASH
     OPTION                 POSITION          RECEIVED       PRICE      PROCEEDS
   ----------               --------          ---------    ---------   ----------
  Julian Hammond       Investor Relations       103,000      $0.10       $10,300
                          Manager and
                       Commercial Manager

    Graham Wall         Senior Geologist         73,000      $0.10       $ 7,300

 Irakli Tavdumadze       Chief Geologist        128,000      $0.10       $12,800

George Mirtskhulava    Commercial Manager        50,000      $0.10       $ 5,000

 Shalva Bahktadze        Administration          15,000      $0.10       $ 1,500
                            Manager

Vakho Sakvarelidze       Chief Economist         30,000      $0.10       $ 3,000
                                                                         -------
                                                             TOTAL       $39,900
                                                                         =======

         On March 8, 2004, 291,667 shares of our common stock were issued to the following individuals in connection with the exercise of options previously granted under our Special Options/Warrants Plan. The shares were issued in transactions intended to qualify for the exemption from registration afforded by
Section 4(2) of the Act and Regulation S promulgated thereunder. All of the proceeds from such option exercises were added to our working capital for general corporate purposes.

     NAME OF
   INDIVIDUAL                               AMOUNT OF      CASH        TOTAL
   EXERCISING                                 STOCK      EXERCISE       CASH
     OPTION                 POSITION        RECEIVED       PRICE      PROCEEDS
   ----------               --------        ---------    ---------   ----------
Russell Hammond             Director         250,000       $0.10     $   25,000

 Tamara Smales              Business          41,667       $0.10     $ 4,166.70
                           Development
                             Manager
                                                                     ----------
                                                           TOTAL     $29,166.70
                                                                     ==========

         On March 23, 2004, 296,250 shares were issued to the following individual in connection with the exercise of options previously granted under our 1995 Long-Term Incentive Plan. The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Act and Regulation S promulgated thereunder. All of the proceeds from such option exercises were added to our working capital for general corporate purposes.

     NAME OF
   INDIVIDUAL                              AMOUNT OF       CASH         TOTAL
   EXERCISING                                STOCK       EXERCISE        CASH
     OPTION              POSITION          RECEIVED        PRICE       PROCEEDS
   ----------            --------          ---------     ---------   -----------
   Peder Paus         Former Director       296,250       $0.4014    $118,914.75



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CANARGO ENERGY CORPORATION


Date: July 1, 2004                         By: /s/ Vincent McDonnell
                                                --------------------------------
                                                Vincent McDonnell
                                                Chief Financial Officer