Form 10-Q
period 2004-06-30
CANARGO ENERGY CORP
filed 2004-08-16
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________

Commission File Number      0001-32145

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)

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

     Yes ☑               No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☐

The number of shares of registrant’s common stock outstanding on August 10, 2004 was 114,118,505.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash and cash equivalents	$5,118,503	$3,472,252
Accounts receivable	392,325	161,772
Inventory	118,961	468,793
Prepayments	1,059,334	961,588
Assets held for sale	11,409,354	10,346,077
Other current assets	147,612	206,532

Total current assets	$18,246,089	$15,617,014
Capital assets, net (including unevaluated amounts of $26,748,708 and $25,937,794 respectively)	62,887,530	57,668,233
Other Intangible assets	471,508	—
Investments in and advances to oil and gas and other ventures — net	75,000	75,000

Total Assets	$81,680,127	$73,360,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$414,352	$483,282
Advance from joint venture partner	—	773,146
Loans payable	2,145,712	102,179
Other liabilities	6,144,576	5,473,823
Income taxes payable	33,000	97,500
Accrued liabilities	754,861	349,487
Liabilities held for sale	5,335,115	4,447,706

Total current liabilities	$14,827,616	$11,727,123

Provision for future site restoration	161,000	152,000

Minority interest in subsidiaries	4,187,841	4,772,683
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.10; authorized — 300,000,000 shares; shares issued and outstanding — 113,707,089 at 2004 and 105,617,988 at 2003	11,370,708	10,561,798
Capital in excess of par value	151,094,989	146,401,804
Accumulated other comprehensive income (deficit)	73,060	(146,463)
Accumulated deficit	(100,035,087)	(100,108,698)

Total stockholders’ equity	$62,503,670	$56,708,441

Total Liabilities and Stockholders’ Equity	$81,680,127	$73,360,247

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

	Three Months Ended June, 30		Six Months Ended June, 30
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,078,553	$1,662,387	$5,439,024	$2,803,845
Other	—	197,608	—	197,608

	2,078,553	1,859,995	5,439,024	3,001,453

Operating Expenses:
Field operating expenses	564,622	355,174	1,232,959	697,975
Direct project costs	346,668	257,544	627,135	424,130
Selling, general and administrative	1,213,706	674,831	2,125,308	1,404,884
Non cash stock compensation expense	—	—	—	276,507
Depreciation, depletion and amortization	926,224	717,153	1,807,045	1,295,791
Gain (loss) on disposition of subsidiary	19,937	—	(335,014)	—

	3,071,157	2,004,702	5,457,433	4,099,287

Operating Loss from Continuing Operations	(992,604)	(144,707)	(18,409)	(1,097,834)

Other Income (Expense):
Interest, net	(248,913)	(3,575)	(256,386)	(5,879)
Other	(163,130)	(3,924)	(98,720)	(11,330)
Equity income from investments	—	21,515	—	43,030

Total Other Income (Expense)	(412,043)	14,016	(355,106)	25,821

Loss from Continuing Operations Before Minority Interest and Taxes	(1,404,647)	(130,691)	(373,515)	(1,072,013)
Minority interest in loss (income) of consolidated subsidiaries	(583)	23	301	23

Loss from Continuing Operations	(1,405,230)	(130,668)	(373,214)	(1,071,990)
Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	(43,539)	26,940	446,825	19,902
Cumulative effect of change in accounting principle	—	—	—	41,290

Net Income (Loss)	$(1,448,769)	$(103,728)	$73,611	$(1,010,798)

Weighted average number of common shares outstanding
- Basic	113,006,430	97,356,206	109,868,598	97,356,206
- Diluted	113,006,430	97,356,206	112,690,648	97,356,206

Basic Net Income (Loss) Per Common Share — Before Cumulative Effect of Change in Accounting Principle
- from continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.01)
- from discontinued operations	$(0.00)	$0.00	$0.00	$0.00
- cumulative effect of change in accounting principle, net of Income tax	$—	$—	$—	$0.00

Net Income (Loss) Per Common Share — Basic	$(0.01)	$(0.00)	$0.00	$(0.01)

Diluted Net Income (Loss) Per Common Share — Before Cumulative Effect of Change in Accounting Principle
- from continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.01)
- from discontinued operations	$(0.00)	$0.00	$0.00	$0.00
- cumulative effect of change in accounting principle, net of Income tax	$—	$—	$—	$0.00

Net Income (Loss) Per Common Share — Diluted	$(0.01)	$(0.00)	$0.00	$(0.01)

Other Comprehensive Income:
Foreign currency translation	(242,613)	(54,246)	219,523	(24,081)

Comprehensive Income (Loss)	$(1,691,382)	$(157,974)	$293,134	$(1,034,879)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

	Six Months Ended June, 30
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Loss from continued operations	(373,214)	(1,071,990)
Non-cash stock compensation expense	—	276,507
Non-cash interest expense and amortization of debt discount	296,752	—
Common stock issued for services	17,280	—
Depreciation, depletion and amortization	1,807,045	1,295,791
Equity income from investments	—	(43,030)
Gain on disposition of subsidiary	(335,014)	—
Minority interest in loss of consolidated subsidiaries	(301)	(23)
Changes in assets and liabilities:
Accounts receivable	(230,553)	(261,726)
Inventory	349,832	(29,446)
Prepayments	(350,088)	(41,533)
Other current assets	54,935	12,990
Accounts payable	(55,015)	(58,236)
Deferred revenue	(899,247)	750,000
Income taxes payable	(64,500)	—
Accrued liabilities	405,375	104,600

Net cash generated by operating activities	623,287	933,904

Investing activities:
Capital expenditures	(3,159,284)	(2,093,392)
Proceeds from disposition of subsidiary	250,001	—
Repayments from oil and gas and other ventures	—	124,928
Advance proceeds from the sale of CanArgo Standard Oil Products	1,570,000	500,000
Change in non cash working capital items	406,601	(15,007)

Net cash used in investing activities	(932,682)	(1,483,471)

Financing activities:
Proceeds from sale of common stock	499,516	—
Deferred offering costs	(471,508)	—
Repayment of minority interest	—	27,519
Advances from joint venture partner	290,000	—
Payments of joint venture obligations	(1,063,146)	—
Repayment of loans	(102,179)	—
Proceeds from loans	2,806,000	291,945

Net cash provided by financing activities	1,958,683	319,464
Net cash flows from assets and liabilities held for sale	(3,037)	(50,055)
Net increase in cash and cash equivalents	1,646,251	(280,158)
Cash and cash equivalents, beginning of period	3,472,252	1,598,304

Cash and cash equivalents, end of period	$5,118,503	$1,318,146

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1.	Basis of Presentation

The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “CanArgo”) have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on reported net loss as a result of these reclassifications.

Effective January 1, 2003, we adopted SFAS No. 123 Accounting For Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. We elected to utilize the “prospective” method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation as allowed by SFAS No. 148. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25 Accounting for Stock Issued to Employees, unless they are re-priced or modified.

Prior to 2003, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based compensation. Under Opinion No. 25, stock-based employee compensation cost was not recognized in net income when stock options granted had an exercise price equal, or greater, to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the six month period ended June 30, 2004 and June 30, 2003:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net Income (Loss) as reported	$73,611	$(1,010,798)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income reported under the intrinsic method	—	276,507
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	—	531,645

Pro forma net Income (Loss)	$73,611	$(1,265,936)

Loss per share
Basic and diluted — as reported	(0.00)	(0.01)
Basic and diluted — pro forma	(0.00)	(0.01)

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the three month period ended June 30, 2004 and June 30, 2003:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net Loss as reported	$(1,448,769)	$(103,728)
Add: Stock-based compensation cost, net of related tax
effects, included in the determination of net income reported under the intrinsic method	—	—
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	—	127,569

Pro forma net Loss	$(1,448,769)	$(231,297)

Loss per share
Basic and diluted — as reported	(0.01)	(0.00)
Basic and diluted — pro forma	(0.01)	(0.00)

Significant Estimates

We have estimated the reserves attributable to us under the Samgori Production Sharing Contract (“PSC”). These estimates are based on a reserves study prepared for National Petroleum Ltd, the previous contractor party to the PSC. These reserve estimates are several years old. We believe that as of the year end, when we will obtain a new reserve audit for the Samgori Field prepared by an independent third party consultant in accordance with the guidelines established by the Securities and Exchange Commission, the reserve estimate currently in use could change materially, this could have a material impact on the depletion expense recorded in the fourth quarter of 2004.

2.	Need for Significant Additional Capital, Possible Impairment of Assets

Development of the oil and gas properties and ventures in which we have an interest involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from external sources. We believe that we will be able to generate funds from external sources including quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in our oil and gas projects. Although funds are not yet available (apart from the short-term facilities described below), in February 2004, we announced that we had signed a Standby Equity Distribution Agreement that allows us, at our option, to issue shares to US-based investment fund Cornell Capital Partners, LP up to a maximum value of $20,000,000 over a period of up to two years (the “Cornell Facility”). The Cornell Facility cannot be exercised until the SEC has declared the Form S-3 Registration Statement filed by us with the SEC on May 6, 2004 (Reg. No. 333-115261) effective (See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more detailed discussion). Further funding may be required and there can be no assurance that any such funding will be obtained, or, if obtained, will be on commercially acceptable terms. Also, we hope to raise significant funds from a global public offering of up to 75,000,000 of our common shares, which was announced on April 29, 2004 . We filed a Registration Statement on Form S-3 relating to this offering with the SEC on May 19, 2004 (Reg. No. 333-115645 ). These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective.

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

There is no assurance that additional external funds or financing will be available, and if available, will be offered on attractive or acceptable terms. Should such financing not be forthcoming and we should be unable to maintain our current cash flow, unable to exercise the Cornell Facility, unable to raise funds under our current global public offering or unable to sell some or all of our non-core assets, changes to our planned development program, further cost reductions and additional funding will be required.

3.	Recent Accounting Developments

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues” (previously addressed as

Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board (FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1 that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, “Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies.”

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

On January 1, 2003 we adopted FASB Statement No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption; no retroactive restatement is permitted. During 2003, we recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000.

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

6.	Accounts Receivable

Accounts receivable at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Accounts Receivable before allowance for doubtful debts	$1,121,851	$983,693
Allowance for doubtful debts	(729,526)	(821,921)

	$392,325	$161,772

Bad debt expense for both the six month period ended June 30, 2004 and 2003 was $0.

7.	Inventory

Inventory at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Crude oil	$118,961	$468,793

8.	Capital Assets

Capital assets, net of accumulated depreciation and impairment, include the following at June 30, 2004 (Unaudited):

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$49,791,128	$(22,501,346)	$27,289,782
Unproved properties	26,748,708	—	26,748,708

	76,539,836	(22,501,346)	54,038,490

Property and Equipment
Oil and gas related equipment	13,057,316	(4,467,033)	8,590,283
Office furniture, fixtures and equipment and other	920,951	(662,194)	258,757

	13,978,267	(5,129,227)	8,849,040

	$90,518,103	$(27,630,573)	$62,887,530

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2003 (Audited):

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$44,327,133	$(21,084,230)	$23,242,903
Unproved properties	25,937,794	—	25,937,794

	70,264,927	(21,084,230)	49,180,697

Property and Equipment
Oil and gas related equipment	12,350,840	(4,240,698)	8,110,142
Office furniture, fixtures and equipment and other	1,235,876	(858,482)	377,394

	13,586,716	(5,099,180)	8,487,536

	$83,851,643	$(26,183,410)	$57,668,233

Unproved property additions relate to our exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are located in the Republic of Georgia.

“Property and Equipment, Oil and gas related equipment” includes drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field.

9.	Other intangible assets

Other intangible assets represent the external costs incurred as at June 30, 2004 in respect of raising future capital fund in respect of a global public offering and a Registration Statement on Form S-3 filed with the SEC on May 19, 2004 (Reg. No. 333-115645). Should these offerings be successful then these costs will be netted against the proceeds as a cost of the offering. Should the registration statements not be declared effective or the offering prove unsuccessful, these costs would be expensed to the income statement immediately.

10.	Investments in and Advances to Oil and Gas and Other Ventures

Investments in and Advances to Oil and Gas and Other Ventures represent our 10% interest in a Caspian Sea exploration project.

11.	Advance from Joint Venture Partner

In 2004, we received $290,000 and in 2003 $1,427,612 from Georgian Oil in accordance with the Norio farm-in agreement which was recorded as advance from joint venture. In 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. The farm-in agreement obligates Georgian Oil to pay up to $2,000,000 to deepen to a planned depth of 16,400 feet (5,000 metres) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6,500,000. If Georgian Oil exercises this option under the farm-in agreement, it loses its rights to exercise the option Georgian Oil is entitled to under the Norio PSA itself. Of the $1,717,612 advanced as of June 30, 2004 from Georgian Oil, expenditures incurred on the MK-72 well has reduced the amount due to the Joint Venture Partner to $0 at June 30, 2004.

12.	Loans Payable

Loans payable at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Short term loan	$—	$102,179
Short term loans with detachable warrants	1,306,000	—
Unamortized debt discount	(660,288)	—
Promissory Notes	1,500,000	—

	$2,145,712	$102,179

Loans payable of $102,179 at December 31, 2003 related to a short-term secured loan facility that matured and was paid off on February 27, 2004. The loan was entered into by our subsidiary, CanArgo Limited locally in Georgia at an annual interest rate of 20% in order to fund the drilling of the N4H horizontal well at the Ninotsminda Field in Georgia. No parent company guarantee had been provided by us with respect to this loan.

On April 26, 2004, we entered into a loan and warrant agreement with an unaffiliated party, Salahi Ozturk in an arms length transaction. Under the agreement, Mr Ozturk advanced to us a loan of $1,000,000 for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. Interest is payable on the loan at the rate of 7.5% per annum. The term of the loan is 6 months from the date of draw down. However, in the event that we raise in excess of $10 million by way of an equity offering then the loan is repayable within 7 days of receipt by us of the proceeds of the offering. In consideration for Mr Ozturk advancing the loan, we have issued to Mr Ozturk a warrant to subscribe for 1,000,000 shares of CanArgo common stock at an exercise price of $1.05 per share. Mr Ozturk can exercise the warrant at any time, for the period of 5 years from the date of the agreement. As at August 16, 2004, the warrants have been issued but remain unexercised.

On April 29, 2004, we entered into a further loan and warrant agreement with CA Fiduciary Services Limited, as Settlement Trustees of The SP525A Settlement (“CA Fiduciary”), an unaffiliated party in an arms length transaction. Under the agreement, CA Fiduciary advanced to us a loan of £170,000 (approximately $306,000) for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. Interest is payable on the loan at a rate of 7.5% per annum. The term of the loan is 6 months from the date of draw down. However, in the event that we raise in excess of $10 million by way of an equity offering then the loan is repayable within 7 days of receipt by us of the proceeds of the offering. In consideration for CA Fiduciary advancing the loan, we have issued to CA Fiduciary a warrant to subscribe for 300,000 shares of CanArgo common stock at an exercise price of $1.05 per share. CA Fiduciary can exercise the warrant at any time, for the period of 5 years from the date of the agreement. As at August 16, 2004, the warrants have been issued but remain unexercised.

Under Accounting Principles Board (APB) 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” we allocated the proceeds from the issuances of the promissory note and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $754,000 for the 1,000,000 warrants issued with the loan issued to Mr. Ozturk and $197,040 for the 300,000 warrants issued with the loan issued to CA Fiduciary Services Limited. The value of the warrants was recorded as a debt discount on the date of issuance and will be amortized over the life of the loan based on the effective interest method. As of June 30, 2004 we amortized $230,692 and $60,060, respectively of the discount related to the value of the warrants as interest expense.

On May 19, 2004, we signed a promissory note with Cornell Capital Partners, L.P. (“Cornell Capital”) whereby Cornell Capital agreed to advance us the sum of $1,500,000. This amount shall be payable on the earlier of 180 days from the date of the promissory note or within 60 days from the date that the Registration Statement on Form S-3 filed with the SEC on May 6, 2004 (Reg. No. 333-115261) is declared effective (See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more detailed discussion). If the promissory note is not repaid in full when due, interest shall accrue on the outstanding principal owing at the rate of twelve percent (12%) per annum. At Cornell Capital’s option, any such interest due shall be paid either in shares of our common stock or in cash. We paid to Cornell Capital a commitment fee of five percent (5%) of the principal amount of the promissory note which shall be set-off against the first $75,000 of fees payable by us to Cornell Capital under the Standby Equity Distribution Agreement dated February 11, 2004 (See “Liquidity and Capital Resources” below for a more detailed discussion). The $75,000 commitment fee was initially recorded as a prepaid loan cost and is being amortized over the life of the loan. The promissory note will become immediately due and payable upon the occurrence of any of the following: (i) failure to pay the amount of any principal or interest when due under the promissory note; (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction is filed by or against us for all or any part of our property. The proceeds of the advance from Cornell Capital will be used by us to order long lead items for our drilling program in Georgia and for working capital purposes. In the event the Registration Statement is declared effective, we will repay the promissory note by making a series of takedowns under the Standby Equity Distribution Agreement. However, the Company does additionally have the option at any time during the term of the promissory note to repay it in cash.

13.	Other Liabilities

Other liabilities consisted of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Prepaid sales	$2,299,652	$3,228,899
Advanced proceeds, less costs of the sale of subsidiary	3,543,729	1,943,729
Advanced proceeds from the sale of other assets	301,195	301,195

	$6,144,576	$5,473,823

See Note 20 for details of the sale of the subsidiary classified as discontinued operation.

14.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Professional fees	$154,578	$231,396
Other	600,283	118,091

	$754,861	$349,487

15.	Minority Interest

In September 2003, CanArgo Norio Limited signed a Farm-In agreement (the “Agreement”) relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (“Georgian Oil”). Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The Agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the “Option”) exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$6,500,000.

Co-incident with the Georgian Oil farm-in, we concluded a deal to purchase some of the minority interests in CanArgo Norio Limited by a share swap for shares in CanArgo. Through this we acquired an additional 10.8% interest in CanArgo Norio, giving us a 75% interest in CanArgo Norio at present. This approximately maintains our effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase of additional interests was achieved by issuing 6,100,000 restricted CanArgo shares to the minority interest holders in CanArgo Norio. Of the additional interests acquired in CanArgo Norio, 4% were owned by Provincial Securities Limited, a company which Mr. Russell Hammond, a non-executive director of CanArgo, is an investor advisor. Provincial Securities Limited received 2,273,523 shares of common stock in return for their interest. In the event that Georgian Oil exercises the Option and pays the required $6,500,000, we would receive approximately $6,000,000 and we would issue a further 3,000,000 restricted shares to the minority interest holders.

Since November 2000, the results of our 51% interest in the Georgian American Oil Refinery (“GAOR”), a company which owns an inactive small refinery located at Sartichala, Georgia have been included in our consolidated financial statements. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. We sold our interest in the refinery in February 2004.

16.	Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Foreign
	Issued and		Paid-In	Currency	Accumulated	Accumulated
	Issuable	Par Value	Capital	Translation	Deficit	Deficit
Total, December 31, 2003	105,617,988	$10,561,798	$146,401,804	$(146,463)	$(100,108,698)	$56,708,441
Current year adjustment				219,523		219,523
Exercise of stock options	3,815,084	381,508	118,008			499,516
Shares Issued persuant to Standby Equity Distribution agreement (Cornell)	163,218	16,322	79,446			95,768
Shares Issued persuant to Standby Equity Distribution agreement (Newbridge)	30,799	3,080	15,091			18,171
Shares Issued persuant to consultancy agreement (Europa Oil Services Ltd)	4,000,000	400,000	3,480,000			3,880,000
Shares Issued persuant to consultancy agreement (CEOCast)	80,000	8,000	49,600			57,600
Issue of Warrants to purchase 1 million shares persuant to a loan agreement	—	—	754,000			754,000
Issue of Warrants to purchase 300,000 million shares persuant to a loan agreement	—	—	197,040			197,040
Net Income	—	—	—	—	73,611	73,611

Total, June 30, 2004	113,707,089	$11,370,708	$151,094,989	$73,060	$(100,035,087)	$62,503,670

In May 2004, the Company entered into an agreement with CEOCast, Inc. (“CEOCast”) to provide investor relations services to the Company for a period of six months. The agreement requires us to pay CEOCast $5,000 per month plus all expenses. In addition, we were required to issue to CEOCast 80,000 shares of our common stock. We also granted piggyback registration rights, in which we are required to include the shares issued to CEOCast in any future registration statement. On the date of the agreement, the shares were valued at $57,600 and included in prepaid expenses and deposits and will be amortized rateably to consulting expense over the term of the agreement.

17.	Net Income (Loss) Per Common Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share is provided for continuing operations, discontinued operations, cumulative effect of change of accounting principle and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities (warrants or options) into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

Options to purchase CanArgo’s common stock were outstanding at June 30, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such options and warrants excluded from diluted net income (loss) per common share were 1,300,000 and 8,935,667 for the six months ended June 30, 2004 and 2003, respectively.

	June 30,	June 30,
	2004	2003
Weighted average number of basic shares outstanding	109,868,598	97,356,206
Effect of dilutive instruments:
Employee and director stock options	2,822,050

Weighted average number of dilutive shares outstanding	112,690,648	97,356,206

Basic and diluted net loss per common share for the three months ended June 30, 2004 and three months ended June 30, 2003 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock outstanding during the three months ended June 30, 2004 and three months ended June 30, 2003 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such options and warrants excluded from diluted net loss per common share were 4,586,083 and 8,935,667, for the three months ended June 30, 2004 and 2003, respectively.

	June 30,	June 30,
	2004	2003
Weighted average number of basic shares outstanding	113,006,430	97,356,206
Effect of dilutive instruments:
Employee and director stock options	—

Weighted average number of dilutive shares outstanding	113,006,430	97,356,206

18.	Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At June 30, 2004, we had the contingent obligation to issue an aggregate of 187,500 shares of its Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

Under the Norio Production Sharing Agreement (the “Norio PSA”), the shareholders agreement with the other shareholder of CanArgo Norio Limited calls for a bonus payment of $800,000 to be paid by CanArgo should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period.

If Georgian Oil exercises an option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further three million restricted shares to the minority interest holders from whom we acquired an additional 10.8% interest in CanArgo Norio Limited.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda area with AES was terminated without AES earning any rights to any of the Ninotsminda area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

Ninotsminda Oil Company has a commitment to repay $2,300,000 arising from security deposit payments under an oil sales agreement with Primrose Financial Group dated May 5, 2004. The security will be paid in oil at the end of the contract period commencing in March 2005.

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil by one of our subsidiaries CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. We are be obliged to fund 100% of the cost of drilling the first well at an anticipated cost of $2,000,000 and thereafter drilling will be funded jointly by CSL and GOSL, the Contractor parties, pro rata their interest in the Samgori PSC. On August 2, 2004, we commenced drilling of a new vertical well on the Samgori Field, S302, on what we believe to be an undrained area of the Field. Completion of this well will satisfy our commitment to GOSL under the agreement. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be approximately $13,500,000.

The original Contractor party to the Samgori PSC, National Petroleum Limited (“NPL”), has an option to reacquire its Contractor’s interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed by December 2006. Furthermore, NPL has outstanding costs and expenses of approximately $37,000,000 (of which $33,936,279 is currently approved by Georgian Oil, the remainder is subject to audit) in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XIB (“Cost Recovery Oil”). The cost recovery pool includes the $37,000,000 (of which $33,936,279 is currently approved by Georgian Oil, the remainder is subject to audit) costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 50/50 basis between the State and the Contractor parties respectively. While GOSL and CSL continue to have unrecovered costs, they will receive 75% of total production (net 37.5% to us). After recovery of their cumulative capital, operating and other allowable project costs including the NPL costs, the Contractor parties will receive 30% of Profit Oil (net 15% to us). The allocation of a share of production to the State, however, relieves the Contractor parties of all obligations they would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the Samgori PSC. After NPL’s costs are repaid from either Field production or other production in the PSC (in the event that new fields are developed in areas identified using seismic surveys originally performed by NPL), NPL shall continue to receive 5% of annual net profit.

Under the Samgori PSC, Georgian Oil as the State representative in the contract is entitled to receive up to 250,000 tons (approximately 1.6 million barrels) of oil (“Base Level Oil”) from a maximum of 50% per calendar quarter of production when the value of the cumulative Cost Recovery Petroleum, cumulative Profit Oil and cumulative Profit Natural Gas delivered to the Contractor parties exceeds the cumulative allowable capital, operating and other project costs including finance costs associated with the Samgori

Field and exploration in Block XIB and the NPL costs. While Base Level Oil is being delivered to Georgian Oil, the Contractor parties will continue to be entitled to a maximum of 50% of the remaining Profit Oil. The Base Level Oil is an estimate of the amount of oil that Georgian Oil would have expected to produce from the contract area had the State not come to a contractual arrangement with the previous Contractor party in 1996.

Upon completion of the acquisition of an interest in the Samgori PSC we had a contractual obligation to issue 4,000,000 shares of CanArgo Common Stock to Europa Oil Services Limited (“Europa”), an unaffiliated company in connection with a consultancy agreement with Europa in relation to this acquisition. On April 16, 2004 Europa was issued with 4,000,000 restricted shares of CanArgo Common Stock in an arms length transaction. A further 12,000,000 shares of CanArgo Common Stock are issuable upon certain production targets being met from future developments under the Samgori PSC. The Company capitalized $3,880,000 into oil and gas properties for the value of the 4,000,000 shares issued.

19.	Segment Information

Operating revenues from continued operations for the six month periods ended June 30, 2004 and 2003 by geographical area were as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$5,439,024	$2,803,845
Other
Republic of Georgia	—	197,608

Total	$5,439,024	$3,001,453

Operating revenues from continued operations for the three month periods ended June 30, 2004 and 2003 by geographical area were as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,078,553	$1,662,387
Other
Republic of Georgia	—	197,608

Total	$2,078,553	$1,895,995

Operating (loss) income from continued operations for the six month periods ended June 30, 2004 and 2003 by geographical area was as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,443,551	$895,447
Refining
Republic of Georgia	354,952	—
Corporate and Other Expenses	(2,816,912)	(1,993,281)

Total Operating (Loss) Income	$(18,409)	$(1,097,834)

Operating (loss) income from continued operations for the three month periods ended June 30, 2004 and 2003 by geographical area was as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$512,709	$562,729
Refining
Republic of Georgia	—	—
Corporate and Other Expenses	(1,505,313)	(707,436)

Total Operating (Loss) Income	$(992,604)	$(144,707)

Net (loss) income before minority interest from continuing operations for the six month periods ended June 30, 2004 and 2003 by geographic area was as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,443,551	$895,447
Gain on sale of refinery
Republic of Georgia	354,952	—
Corporate and Other Expenses	(3,172,018)	(1,967,460)

Net (Loss) Income Before Minority Interest	$(373,515)	$(1,072,013)

Net (loss) income before minority interest from continuing operations for the three month periods ended June 30, 2004 and 2003 by geographic area was as follows:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$512,709	$562,729
Gain on sale of refinery
Republic of Georgia	—	—
Corporate and Other Expenses	(1,917,356)	(693,420)

Net (Loss) Income Before Minority Interest	$(1,404,647)	$(130,691)

Identifiable assets of continuing and discontinued operations as of June 30, 2004 and December 31, 2003 by business segment and geographical area were as follows:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Corporate
Former Soviet Union	$1,337,361	$5,185,020
Western Europe (principally cash)	6,229,640	463,312

Total Corporate	7,567,001	5,648,332
Oil and Gas Exploration, Development and Production
Former Soviet Union	62,628,772	57,290,838
Assets Held for Sale
Former Soviet Union	10,822,063	9,758,156
Western Europe	587,291	587,921

Total Assets Held for Sale	11,409,354	10,346,077
Other Energy Projects
Former Soviet Union	75,000	75,000

Total Identifiable Assets	$81,680,127	$73,360,247

20.	Discontinued Operations

CanArgo Standard Oil Products

In September 2002, we approved a plan to sell CanArgo Standard Oil Products to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding to an unaffiliated company for $4,000,000 in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due originally in August 2003 and subsequently extended. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CanArgo Standard Oil Products Limited have been classified as “Assets held for sale” and “Liabilities held for sale” for all periods presented. The results of operations of CanArgo Standard Oil Products Limited have been classified as discontinued for all periods presented. The minority interest related to CanArgo Standard Oil Products Limited has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

The results of discontinued operations for the six month period ended June 30, 2004 and June 30, 2003 consisted of the following:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	5,735,542	4,316,275

Loss (Income) Before taxes and Minority Interest	106,956	(105,877)
Income Taxes	41,278	19,733
Minority Interest in Income (Loss)	(74,117)	43,072

Net Loss (Income) from Discontinued Operation	$74,117	$(43,072)

The results of discontinued operations for the three month period ended June 30, 2004 and June 30, 2003 consisted of the following:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	3,209,779	2,245,835

Loss (Income) Before taxes and Minority Interest	67,984	(124,161)
Income Taxes	41,278	19,733
Minority Interest in Income (Loss)	(54,631)	52,214

Net Loss (Income) from Discontinued Operation	$54.631	$(52,214)

Gross consolidated assets and liabilities of subsidiary held for sale that are included in “assets and liabilities held for sale” at June 30, 2004 and December 31, 2003 consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	62,515	30,236
Accounts receivable	2,125,369	1,675,317
Inventory	500,885	247,758
Other current assets	189,789	174,049
Capital assets, net	7,349,021	6,629,450
Investment in other ventures, net	594,484	594,484

	$10,822,063	$9,351,294

Liabilities held for sale:
Accounts payable	533,263	174,506
Current portion of long term debt	958,346	958,346
Income taxes payable	114,963	261
Accrued liabilities	29,812	—
Long term debt	3,698,731	2,816,065

	$5,335,115	$3,949,178

Investments in other ventures include three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site is now consolidated in the results of CanArgo Standard Oil Products Limited, above.

Cash consideration received as of June 30, 2004 in respect of this transaction was $3,570,000 and has been recorded in other liabilities (see Note 13). The sale will be reflected on payment of the consideration in full plus any interest due which is now expected to be during the second half of 2004. In any event, ownership in the asset will only transfer to Westrade Alliance LLC on payment of the consideration in full.

From November 2002 through June 2004, CanArgo Standard Oil Products Limited entered into thirteen credit facility agreements totalling $5,577,513 with commercial lenders in Georgia and Greece to fund expansion of its petrol station network. As of March 31, 2004, CanArgo had outstanding balances of $4,657,077 related to these credit facilities. The loans bear interest between 13% and 18% per annum and are secured by the assets of the petrol stations. The full amounts of the loans are to be repaid by August 2008. CanArgo has provided no guarantees with respect to these loans.

Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CanArgo Standard Oil Products Limited, hold the remaining 50% interest in CanArgo Standard Oil Products Limited.

Lateral Vector Resources Inc

Lateral Vector Resources Inc. (“LVR”), a wholly-owned subsidiary of CanArgo, negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (“JIPA”) agreement in 1998 to develop the Bugruvativske Field located in Eastern Ukraine.

In 2003, due to the lack of progress with the implementation of the JIPA, and failure to reach a negotiated agreement with Ukrnafta, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. Consequently, we recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4,790,727.

On May 28, 2004, we announced that pursuant to a signed agreement between CanArgo Acquisition Corporation, our wholly owned subsidiary, and Stanhope Solutions Ltd., we had completed a transaction to sell our interest in the Bugruvativske Field through the disposal of LVR for $2,000,000. We received $250,000 as an initial payment and will receive the remaining $1,750,000 if certain production targets are achieved on the project by the purchaser.

The assets and liabilities of LVR have been classified as “Assets held for sale” and “Liabilities held for sale” for all periods presented. The results of operations of LVR have been classified as discontinued for all periods presented.

The results of discontinued operations in respect of LVR consisted of the following for the six month period ended June 30, 2004 and June 30, 2003:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	3,026	6,671

Net Loss (Income) from Discontinued Operation	$3,026	$6,671

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended June 30, 2004 and June 30, 2003:

	June 30,	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	(11,092)	15,212

Net Loss (Income) from Discontinued Operation	$(11,092)	$15,212

Gross consolidated assets in respect of LVR that are included in “assets held for sale” consisted of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	—	250,000

	$—	$250,000

There were no Gross consolidated liabilities in respect of LVR included in “liabilities held for sale” at June 30, 2004 and December 31, 2003.

Georgian American Oil Refinery

In 2003, we approved a plan to dispose of our interest in the Georgian American Oil Refinery (“GAOR”) as the refinery had remained closed since 2001 and neither our partners nor we could find a commercially viable option to putting the refinery back into operation. In February 2004, management reached an agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. The assets and liabilities of GAOR have been classified as “Assets held for sale” and “Liabilities held for sale” for all periods presented. The results of operations of GAOR have been classified as discontinued for all periods presented. The minority interest related to GAOR has not been reclassified for any of the periods presented; however net income from discontinued operations is disclosed net of taxes and minority interest. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. The plan to dispose of the asset also led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. These items have been respectively recorded in impairment of other assets and other income (expense) components of continuing operations.

The results of discontinued operations in respect of GAOR consisted of the following for the six months ended June 30, 2004 and June 30, 2003:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	—	—
Loss (Income) Before Income taxes and Minority Interest	—	32,350
Minority Interest	(523,968)	(15,851)

Net Loss (Income) from Discontinued Operation	$(523,968)	$16,499

The results of discontinued operations in respect of GAOR consisted of the following for the three months ended June 30, 2004 and June 30, 2003:

	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	—	—
Loss (Income) Before Income taxes and Minority Interest	—	19,729
Minority Interest in Loss	—	(9,667)

Net Loss (Income) from Discontinued Operation	$—	$10,062

Gross consolidated assets and liabilities in respect of GAOR that are included in “assets and liabilities held for sale” consisted of the following at June 30, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	—	14,095
Inventory	—	29,482
Other current assets	—	13,915
Capital assets, net	—	100,000

	$—	$157,492

Liabilities held for sale:
Accounts payable	—	498,528
	$—	$498,528

Power Generator

In 2003, we signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000 the generator was shipped to the US for testing on completion of which we will be paid the balance.

Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	587,291	587,291

	$587,291	$587,291

21.	Subsequent Events

On August 13, 2004, we entered into a further agreement with Salahi Ozturk, an unaffiliated party in an arms length transaction. In terms of the agreement, Mr Ozturk agreed to advance us a convertible loan in the sum of $1,000,000 as soon as practicable and in any event by August 31, 2004 (“Additional Loan”) and agreeing the terms of the Additional Loan. The parties have agreed to enter into an amended and restated loan and warrant agreement (“Amended Agreement”) amending the terms of the original loan and warrant agreement entered into by us and Mr Ozturk on April 26, 2004 as soon as practicable and in any event by August 31, 2004.

The Additional Loan is repayable two years and one day from the date of the Amended Agreement unless it has previously been converted. Corporate finance fees of $50,000 are payable in respect of the Additional Loan. Interest is payable on the Additional Loan at a rate of 7.5% per annum. The first interest payment date is December 31, 2004 and shall include rolled up interest for the period from April 26, 2004 until December 31, 2004. The Additional Loan is convertible at 15% above a market price of $0.60. The Company has the option to force conversion of the Additional Loan if the Company’s share price exceeds 160% of $0.60 for a period of 20 consecutive trading days. No conversion is possible for a period of one year. In the event that we raise in excess of $10 million by way of an equity offering then the Additional Loan is repayable within 7 days of us receiving the proceeds of the offering.

In terms of the Amended Agreement, in consideration for Mr Ozturk advancing the two loans, we have an obligation to issue to him a warrant to subscribe for 2,000,000 shares of CanArgo common stock at a price of 5% above the market price of $0.60 and the original warrant to subscribe for 1,000,000 shares of CanArgo common stock at an exercise price of $1.05 issued in April 2004 is cancelled. The new warrant is exercisable for a period of 4 years commencing one year from the date of the Amended Agreement. The warrants are transferable only to non-US persons and may only be exercised outside the US.

The term of the original loan entered into in April 2004 is extended to one year and one day from the date of the Amended Agreement. However, in the event that we raise in excess of $10 million by way of an equity offering then the original loan is repayable within 7 days of us receiving the proceeds of the offering. While the original loan is outstanding, the Company will deliver or procure the delivery of a lien covering 50% of the revenues of Ninotsminda Oil Company Limited (or the CanArgo subsidiary holding the interest in the oil sales contract) to Mr Ozturk as security.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Qualifying Statement With Respect To Forward-Looking Information

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING STATEMENTS. SEE “FORWARD-LOOKING STATEMENTS” BELOW AND ELSEWHERE IN THIS REPORT.

In addition to the historical information included in this report, you are cautioned that this Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When the words “believes,” “plans,” “anticipates,” “will likely result,” “will continue,” “projects,” “expects,” and similar expressions are used in this Form 10-Q, they are intended to identify “forward-looking statements,” and such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Furthermore, our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board.

These forward-looking statements speak only as of the date this report is filed. The Company does not intend to update the forward-looking statements contained in this report, so as to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may occur as part of our ongoing periodic reports filed with the SEC.

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2003 and subsequent amendments thereof filed on Forms 10-K/A in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.

Overview of Operations

During the quarter, we continued to focus on our long-term sustainable oil production program for our Georgian assets as we made preparations for the horizontal development drilling program on our Ninotsminda and Samgori Fields using the latest Under Balanced Coiled Tubing Drilling (UBCTD) technology, and the appraisal drilling program on our Manavi oil discovery.

On June 2, 2004, we announced that we had signed a contract with WEUS Holding Inc., a subsidiary of Weatherford International Ltd (“Weatherford”), for the supply of UBCTD services to our projects in Georgia. Under the terms of the contract, Weatherford will supply and operate a UBCTD unit to be used on a program of up to 15 horizontal wellbores on our Ninotsminda and Samgori Fields. In addition, the unit will be used to deepen and test the M11Z well, which is currently operating at a depth of approximately 12,782 feet (3,896 metres). This well is a sidetrack of the Manavi M11Cretaceous oil discovery.

The special coil tubing and spool required for the UBCTD project is currently being constructed in the United States. It is expected that the unit and ancillary equipment will be in Georgia by October and ready to commence work on the Manavi M11Z well, the first well of the program. In the meantime, we are preparing a number of wells prior to the arrival of the unit. This preparatory work includes:

(i) the sidetracking of the original Manavi discovery well, which flowed oil but at an un-metered rate due to collapse of the production tubing while testing. The well is being drilled conventionally to the top of the reservoir sequence at a depth of 13,715 feet (4,180 metres) where a five-inch liner will be run and the well suspended. The well is then planned to be completed on or near balance to a total depth of 15,092 feet (4,600 metres) () in order to fully test and evaluate the discovery;

(ii) the drilling of a new vertical well (S302) on the central part of the Samgori Field. It is planned to drill this well to a depth of 8,202 feet (2,500 metres) in the Middle Eocene reservoir and put the well on production prior to re-entering the well at the end of the UBCTD program and drilling up to three horizontal well sections from this location; and

(iii) the preparation of existing vertical wells on the Ninotsminda and Samgori Fields for horizontal recompletions.

We will continue to use our own drilling rigs and equipment to prepare the sites and wells for the UBCTD program in advance of Weatherford commencing operations on the wells.

The UBCTD program will develop further the experience we have gained from our recent conventional horizontal drilling program on the Ninotsminda Field during 2003. The use of under-balanced drilling technology has been shown to result in significantly less formation damage thus resulting in higher sustained production rates and ultimate recovery. At the same time, the use of coiled tubing drilling techniques gives greater flexibility in the drilling and the control of the horizontal section. We believe that these combined drilling technologies will provide the best way to develop and produce both the Ninotsminda and Samgori Fields.

On June 22, 2004, we announced that our operating subsidiary in Georgia had signed a contract with Great Wall Drilling Company (“GWDC”) of China to supply drilling services for the drilling of a first appraisal well (M12) on the Manavi oil discovery with an option to drill further wells. Under the terms of the contract, GWDC will provide a modern 2,000 hp self-powered drilling rig equipped with a “Top Drive” and triplex mud pumps together with drilling services. This rig is capable of drilling to depths in excess of 24,600 feet (7,500 meters) and has been operating in neighbouring Azerbaijan where GWDC has been working for some time. Work is underway on road preparation and site preparation activities for the M12 well. However, as the planned location for this well is in a mountainous area these activities are taking longer than anticipated. This delay will result in drilling operations potentially extending into the winter and as operations in this area are difficult in the winter months commencement of drilling on M12 will now probably not commence until spring 2005. It is currently planned that a further appraisal well (M13) will be drilled following the completion of M12.

Average gross oil production from the Ninotsminda Field for the three month period ending June 30, 2004 was 1,063 barrels of oil per day (“bopd”). Since the completion of the Samgori acquisition, the Samgori Field has produced an average of 653 bopd gross. At the end of the period, our net after tax entitlement to production (the allocation of a share of production to the State relieves us of all obligations we would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the production sharing contracts) from the two fields was 936 bopd.

Due to the friable nature of the reservoir rocks in the Ninotsminda and Samgori Fields, coupled with an active aquifer, both vertical and horizontal wells need to be worked over on a regular basis in order to maintain production. A build up of sediment in the producing section of the wells causes a progressive blocking off of some fractures (which are the primary conduits for oil production) while increasing drawn-down (and water cut) on the unblocked fractures. This results in a progressive decline in production if the well is not cleaned. Such workovers of horizontal wellbores using conventional equipment are difficult, however, we now have mobilized a Slim Line Workover Coiled Tubing (“SLWCT”) unit to Georgia for this purpose. This equipment, which is smaller and more mobile than the UBCTD unit, will provide a more efficient and cost effective solution than using conventional techniques. The SLWCT unit has been tested on a vertical Ninotsminda well (N59), and is now ready to commence operations on the Ninotsminda horizontal wells in the near future as both equipment and personnel become available from the UBCTD preparation work which has been our main focus. These workovers should increase daily production rates at the Fields. In the meantime, gross production from our two Fields as of August 13, 2004 was approximately 1,500 bopd.

Our exploration program in Georgia continues to be progressed primarily through third party financing. The MK-72 well on the Norio prospect is currently at a depth of 14,797 feet (4,510 metres) and seven-inch casing has been run. The hydrocarbon-bearing Oligocene sandstone intervals previously reported are behind casing and the well is secured. We plan to test these Oligocene sands once the well has reached total depth, which is planned at 5,000 metres. We have also completed a vertical seismic profile and tied the electric logs to the seismic data in order to gain a better estimate of the remaining depth to the primary target. While this work was being completed, the well was temporarily suspended and the drilling crew transferred to the Manavi location in order to drill the M11Z sidetrack well in preparation for the arrival of the UBCTD unit in September. On completion of the conventional drilling on M11Z, operations will resume at MK72.

The Norio well is being funded by a wholly owned subsidiary of Georgian Oil under a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) signed in September 2003. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA.

Georgian Oil will also have an option exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of $6,500,000.

On June 8, 2004, we announced that we had finalised the registration of an interest in BN Munai LLP (“BNM”) in Kazakhstan. The interest was acquired through an associated company, Tethys Petroleum Investments Limited (“TPI”), in which we are currently a 45% shareholder. The transaction resulted in TPI’s wholly owned subsidiary, Tethys Kazakhstan Limited, becoming officially registered as the owner of a 70% interest in BNM. BNM’s interests centre on the Akkulkovsky exploration area and the Kyzyloy Gas Field located to the west of the Aral Sea in western Kazakhstan. Our current objective is that the development of the Kyzyloy Field, a shallow gas field adjacent to the main Bukhara — Urals gas pipeline system and gas storage facilities at Bazoy, and it is planned that further exploration of the Akkulkovsky area will be achieved primarily through third party financing.

The sale of our interest in the Bugruvativske Field in Ukraine to Stanhope Solutions Ltd. in May 2004 completed our exit from that country.

Liquidity and Capital Resources

As of June 30, 2004, we had working capital of $3,418,000 compared to working capital of $3,890,000 as of December 31, 2003.

On going cash flows from our Georgian operations, the receipt during the period of a further $1,400,000 payment from the agreed sale of our interest in our retail operation CanArgo Standard Oil Products Limited with a further $214,000 payment received during August 2004, the receipt of $250,000 from the disposal of our interest in LVR with a further $1,750,000 to be paid based on certain production targets being achieved from the project, the planned selective sale of certain non-core assets including our generator for which a further $300,000 is due, funds available to us under the short-term warrant backed loans and Cornell Capital promissory note (in total approximately $2,800,000) concluded during the period, the convertible loan agreement in the sum of $1,000,000 concluded with Mr. Ozturk on August 13, 2004, together with access to the $20,000,000 Equity Line of Credit being provided by Cornell Capital (detailed below) subject to our registration statement filed May 6, 2004 with the SEC becoming effective, and with us successfully raising funds under our current global public offering means we should secure the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda and Samgori Fields and the appraisal of our Manavi oil discovery.

On February 11, 2004, we entered into a Standby Equity Distribution Agreement (“Agreement”) that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital Partners, LP (“Cornell Capital”) up to a maximum value of $20,000,000 (“Cornell Facility”). Under the terms of the Agreement, Cornell Capital will provide us with an equity line of credit for 24 months. The maximum aggregate amount of the equity placements pursuant to the Agreement is $20,000,000. Subject to this limitation, we can draw down up to $600,000 in any seven-day period (a “Put”). The Cornell Facility could be used in whole or in part entirely at our discretion, subject to effective registration of the shares under the Securities Act of 1933, as amended (“Securities Act”). Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Average Price (‘VWAP’) of CanArgo common shares traded on each of the five consecutive trading days following a drawdown notice by CanArgo. A commission of 5% would apply to each issue of CanArgo shares under the Agreement and would be payable to Cornell Capital at the time of issue. The net effect of the 5% commission and the 3% discount is that Cornell Capital would pay 92% of the applicable lowest weighted price for each share of the company’s common stock. No exercise of a Put will be made until the SEC has declared effective a registration statement registering the issuable shares under the Securities Act for resale. By way of fees and expenses, we shall issue Cornell Capital a restricted stock certificate evidencing restricted shares of common stock in an amount equal to 92% of the Commitment Amount ($20,000,000) based upon the Market Price (as defined in the Agreement) for the common stock on May 4, 2004 of $0.675. The total amount of shares to be issued to Cornell Capital was 850,000 shares of which an aggregate of 850,000 shares have been issued. We filed a Form S-3 registration statement in respect of the issuable shares under New Cornell Facility on May 6, 2004 (Reg. No. 333-115261). In February 2004, we engaged Newbridge Securities Corporation, a registered broker dealer, to advise us and to act as our exclusive placement agent in connection with the Cornell Facility pursuant to the Placement Agent Agreement dated February 11, 2004. For its services, Newbridge Securities Corporation received 30,799 restricted shares of our common stock which will be registered for resale when the registration statement on Form S-3 filed with the SEC on May 6, 2004(Reg. No. 333-115261) is declared effective by the SEC.

On May 5, 2004, an oil sales agreement between one of our subsidiaries, Ninotsminda Oil Company Limited (“NOC”) and Sveti Limited was terminated and a new agreement was concluded with another party, Primrose Financial Group, on the same terms and conditions with the exception that the monthly quantity was increased to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month (the “PFG Agreement”). In accordance with the termination agreement, a security payment in the amount of $2,300,000 for the right to lift oil under such agreements (the “Security Payment”) shall be deemed to be a deposit payment made in favour of NOC under the terms of the PFG Agreement and shall be repaid in oil at the end of the contract period which will be March 2005. The Security Payment remains at NOC’s disposal for the contract period.

In April 2004, we secured two warrant backed short-term loans, one for $1,000,000 and the other for £170,000, both with unaffiliated parties in arms length transactions for the purpose of funding our short-term working capital requirements including the acquisition of long lead equipment. These loans are for six months, bear a 7.5% per annum interest rate, and, in the event that the Company raise in excess of $10 million by way of an equity offering, are to be repaid within 7 days of receipt by the Company of the proceeds of such an offering. These loans have a dollar for dollar warrant attached at an exercise price of $1.05 per warrant which was 18 — 20% above market at the time of signing the loan agreement. The warrants have a five-year term and the funds have already been transferred to our account.

On April 21, 2004 our common stock began trading on the American Stock Exchange under the symbol “CNR.”

On May 19, 2004, we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $1,500,000. This amount shall be payable on the earlier of 180 days from the date of the promissory note or within 60 days from the date that the Registration Statement on Form S-3 filed with the SEC on May 6, 2004 (Reg. No. 333-115261) is declared effective. If the promissory note is not repaid in full when due, interest shall accrue on the outstanding principal owing at the rate of twelve percent (12%) per annum. At Cornell Capital’s option, any such interest due shall be paid either in shares of our common stock or in cash. We paid to Cornell Capital a commitment fee of five percent (5%) of the principal amount of the promissory note which shall be set-off against the first $75,000 of fees payable by us to Cornell Capital under the Cornell Facility. The promissory note will become immediately due and payable upon the occurrence of any of the following: (i) failure to pay the amount of any principal or interest when due under the promissory note; (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction is filed by or against us for all or any part of our property. The proceeds of the advance from Cornell Capital will be used by us to order long lead items for our drilling program in Georgia and for working capital purposes. In the event the Registration Statement is declared effective, we will repay the promissory note by making a series of takedowns under the Standby Equity Distribution Agreement. However, the Company does additionally have the option at any time during the term of the promissory note to repay it in cash.

On May 28, 2004 at a special meeting of stockholders in Oslo Norway, our stockholders passed a proposal authorizing us to issue up to 75,000,000 shares of common stock. These securities are being offered under a global public offering and a Registration Statement on Form
S-3 relating to these securities was filed with the SEC on May 19, 2004 (Reg. No. 333-115645). These securities may not be sold nor may offers to buy be accepted prior to the time the Registration Statement becomes effective. Funds from this issue will be used primarily for our appraisal and development efforts in Georgia.

Our exploration program in Georgia continues to be progressed primarily through third party financing. The MK-72 well on the Norio prospect is being funded by a wholly owned subsidiary of Georgian Oil under a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) signed in September 2003. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of $6,500,000. Georgian Oil has already transferred $1,700,000 to our operating company’s account and the balance will be transferred on recommencement of drilling operations.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products Limited to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding for $4,000,000 with legal ownership being transferred upon receipt of the final payment originally due in August 2003. We agreed subsequently to re-schedule this payment in return for, the purchaser, Westrade Alliance LLC, paying some of the funds early and paying interest on the outstanding balance at a an annual rate of 16%. To date a total of $3,886,000 has been received with a further $344,000 due which mainly represents accrued interest.

Through the acquisition in 2001 of 100% of the share capital of Lateral Vector Resources Inc. (“LVR”) CanArgo gained certain rights in a Joint Investment Production Activity (JIPA) agreement for the incremental development of the Bugruvativske Field in Eastern Ukraine. However, due to the lack of progress with the implementation of the JIPA in 2003, and failure to reach a negotiated agreement with Ukrnafta, our partner in the project, management reached the decision to dispose of its interest in the Bugruvativske project and withdraw from Ukraine. As a result of this decision, we recorded in 2003 a write-down in respect to the LVR deal and the acquisition of the Bugruvativske Field of approximately $4,790,727. On May 28, 2004, we announced that pursuant to a signed agreement between CanArgo Acquisition Corporation, our wholly owned subsidiary, and Stanhope Solutions Ltd., we had completed a transaction to sell our 100% interest LVR for $2,000,000. We received $250,000 as an initial payment and will receive the remaining $1,750,000 based upon certain production targets being achieved on the project. We have now withdrawn from Ukraine and this will allow us to focus our capital resources on our Georgian activities.

While a considerable amount of infrastructure for the Ninotsminda and Samgori Fields has already been put in place, we cannot provide assurance that:

•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.

To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and we should be unable to maintain our current positive cash flow or unable to sell some or all of our non-core assets, further cost reductions and additional funding will be required in order for CanArgo to remain a going concern.

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

Ultimate realization of the carrying value of our oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to CanArgo. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:

•	mobilization of equipment and personnel to implement effectively drilling, completion and production activities;

•	raising of additional capital;

•	achieving significant production at costs that provide acceptable margins;

•	reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and

•	the ability to market the oil and gas produced at or near world prices.

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

Cash and cash equivalents increased $1,647,000 to $5,119,000 at June 30, 2004 from $3,472,000 at December 31, 2003. The increase was primarily due to additional cash generated from operating activities, cash provided from financing activities, advanced proceeds from the sale of subsidiaries and advanced funds from the joint venture partner in respect of the Norio farm-in agreement. These funds were offset by expenditure in the period provided to fund the cost of preparing wells for our horizontal development program at the Ninotsminda and Samgori Fields in Georgia and further drilling of the Norio exploration well.

Accounts receivable increased to $392,000 at June 30, 2004 from $162,000 at December 31, 2003 due to timing issues related to sales of crude oil at month end.

Inventory decreased to $119,000 at June 30, 2004 from $469,000 at December 31, 2003 primarily as result of increased sales from storage in the period. Ninotsminda Oil Company Limited held approximately 26,000 barrels of oil in storage at June 30, 2004 for sale to the Georgian domestic, regional or international market. CanArgo Samgori Limited held approximately 7,000 barrels of oil in storage at June 30, 2004 for sale to the Georgian domestic, regional or international market

Prepayments increased to $1,059,000 at June 30, 2004 from $962,000 at December 31, 2003 as a result of prepayment for materials and services related to our exploration activities for our horizontal well development program at the Ninotsminda and Samgori fields and drilling of the Norio exploration well. Upon receipt of the materials and services, those amounts are transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products operations and a 3-megawatt duel fuel power generator increased by $1,054,000 to $11,409,000 at June 30, 2004 from $10,346,000 at December 31, 2003 primarily due to activity at CanArgo Standard Oil Products Limited relating to the addition of new petrol stations in Georgia.

Capital assets, net increased from $57,668,000 at December 31, 2003 to $62,888,000 at June 30, 2004, primarily as a result of $3,880,000 recorded for the value of the shares of our common stock we issued to Europa, Ltd in regards to their services provided to buy into the Samgori Production Sharing Contract and $3,159,000 invested in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Samgori Production Sharing Contracts.

Other intangible assets as at June 30, 2004 in the amount of $471,000 represent the external costs incurred in respect of raising future capital funds. In the event that our registration statements are declared effective, these costs will be reclassesd to additional paid-in-capital as an offset to monies we raise under those registration statements. Should we determine that the registration statements will not be declared effective or we are unable to raise funds under these registration statements, these deferred fees will be expensed as consulting costs.

Advance from joint venture partner decreased from $773,000 at December 31, 2003 to nil at June 30, 2004 due to capital expenditures incurred on the MK-72 Norio well reducing the amount due to the joint venture partner, partially offset by a further receipt from Georgian Oil in accordance with the Norio farm-in agreement. Of the $1,717,612 advanced at June 30, 2004 from Georgian Oil, expenditures incurred on the MK-72 well have reduced the amount due to the joint venture partner by $1,717,612 at June 30, 2004.

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

Loans payable of $2,146,000 at June 30, 2004 related to two loans facilities of $1,000,000 and $306,000 with detachable warrant agreements to issue 1,000,000 and 300,000 common shares respectively, and a further $1,500,000 promissory note issued to Cornell during the period. In accordance with APB 14, the portion of the proceeds of debt securities issued with detachable stock purchase warrants is accounted for as a discount to the face amount of the notes and are based on the relative fair value of the loans and the warrant securities at the time of issuance. At June 30, 2004 the unamortized discount amounted to $660,000.

Other Liabilities increased from $5,474,000 at December 31, 2003 to $6,145,000 at June 30, 2004 due to advance proceeds received for the sale of CanArgo Standard Oil Products Limited in the period offset partially by a reduction in deferred revenue in respect of prepaid sales at December 31, 2003.

Accrued liabilities increased to $755,000 at June 30, 2004 from $349,000 at December 31, 2003 primarily due to liabilities accrued for in respect to field operating expenses at the Samgori Field.

Liabilities held for sale increased by $887,000 from $4,448,000 at December 31, 2003 to $5,335,000 at June 30, 2004 due to liabilities held for sale, in respect of discontinued operations, primarily due to additional bank loans drawn by CanArgo Standard Oil Products Limited in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

Minority interest in continuing and discontinued subsidiaries decreased by $585,000 to $4,188,000 at June 30, 2004 from $4,773,000 at December 31, 2003 due principally to a decrease of $524,000 of the minority interest share of income relating to GAOR resulting from the disposal of the refinery in the period.

The foreign currency translation relates to the financial statements of CanArgo Standard Oil Products Limited being translated into US dollars using the self-sustaining method. Exchange gains and losses on translation are reflected as a separate component of shareholders’ equity.

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

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda / Manavi area with a subsidiary of the US power company AES was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced from the area covered by the Participation Agreement, AES with be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000.

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. We are be obliged to fund 100% of the cost of drilling the first well at an anticipated cost of $2,000,000 and thereafter drilling will be funded jointly by CSL and GOSL, the Contractor parties, pro rata their interest in the Samgori PSC. On August 2, 2004 we commenced drilling of a new vertical well on the Samgori Field, well S302, on what we believe to be an un-drained area of the Field. Completion of this well will satisfy our commitment to GOSL under the agreement. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be up to $15,000,000.

The original Contractor party to the Samgori PSC, National Petroleum Limited (“NPL”), has an option to reacquire its Contractor’s interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed by December 2006. Furthermore, NPL has outstanding costs and expenses of approximately $37,000,000 (of which $33,936,279 is currently approved by Georgian Oil, the remainder is subject to audit) in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XIB (“Cost Recovery”). The Cost Recovery pool includes the $37,000,000 (of which $33,936,279 is currently approved by Georgian Oil, the remainder is subject to audit) costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 60/40 basis between the State and the Contractor parties respectively. While GOSL and CSL continue to have unrecovered costs, they will receive 75% of total production (net 37.5% to us). After recovery of their cumulative capital, operating and other allowable project costs including the NPL costs, the Contractor parties will receive 30% of Profit Oil (net 15% to us). The allocation of a share of production to the State, however, relieves the Contractor parties of all obligations they would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the Samgori PSC. After NPL’s costs are repaid from either Field production or other production in the PSC (in the event that new fields are developed in areas identified using seismic surveys originally performed by NPL), NPL shall continue to receive 5% of annual net profit.

Under the Samgori PSC, Georgian Oil as the State representative in the contract is entitled to receive up to 250,000 tons (approximately 1.6 million barrels) of oil (“Base Level Oil”) from a maximum of 50% per calendar quarter of production when the value of the cumulative Cost Recovery Petroleum, cumulative Profit Oil and Cumulative Profit Natural Gas delivered to the Contractor parties exceeds the cumulative allowable capital, operating and other project costs including finance costs associated with the Samgori Field and exploration in Block XIB and the NPL costs. While Base Level Oil is being delivered to Georgian Oil, the Contractor parties will continue to be entitled to a maximum of 50% of the remaining Profit Oil. The Base Level Oil is an estimate of the amount of oil that Georgian Oil would have expected to produce from the contract area had the State not come to a contractual arrangement with the previous Contractor party in 1996.

We have contingent obligations and may incur additional obligations, absolute or contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

Upon completion of the acquisition of an interest in the Samgori PSC we had a contractual obligation to issue four million shares of CanArgo Common Stock to Europa Oil Services Limited (“Europa”), an unaffiliated company in connection with a consultancy agreement with Europa in relation to this acquisition. On April 16, 2004 Europa was issued with four million restricted shares of CanArgo Common Stock in an arms length transaction. A further 12 million shares of CanArgo Common Stock are issuable upon certain production targets being met from future developments under the Samgori PSC.

At June 30, 2004, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.

Under the Norio PSA the shareholders agreement with the other shareholder of CanArgo Norio Limited calls for a bonus payment of $800,000 to be paid by CanArgo should Commercial Production (as defined in the PSA) be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should Commercial Production from the Norio PSA from the Middle Eocene or older strata exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period. These bonuses maybe paid in restricted CanArgo shares at the discretion of CanArgo.

In May 2004, NOC entered into a 10-month crude oil sales agreement with Primrose Financial Group to sell its monthly share of oil produced under the Ninotsminda PSC. As security for payment and having the right to lift up to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month, the buyer caused to be paid to NOC $2,300,000 to be repaid at the end of the contract period through the delivery of additional crude oil equal to the value of the security.

If Georgian Oil exercises the option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further 3 million restricted shares to the minority interest holders from whom we acquired an additional 10.8% interest in CanArgo Norio.

Results of Continuing Operations

Six Month Period Ended June 30, 2004 Compared to Six Month Period Ended June 30, 2003

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract in Georgia.

We recorded operating revenue from continuing operations of $5,439,000 during the six month period ended June 30, 2004 compared with $3,001,000 for the six month period ended June 30, 2003. The increase is attributable to higher oil and gas revenues being recorded in the six month period ended June 30, 2004. Ninotsminda Oil Company Limited and CanArgo Samgori Limited’s sold 233,157 barrels of oil for the six month period ended June 30, 2004 compared to 151,419 barrels of oil for the six month period ended June 30, 2003

Ninotsminda Oil Company Limited generated $5,137,000 of oil and gas revenue in the six month period ended June 30, 2004 compared with $2,804,000 for the six month period ended June 30, 2003 due principally to higher volume of sales resulting from increased sales from inventory and higher average net sales price achieved in the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003. Its net share of the 243,879 barrels (1,430 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 158,552 barrels. In the period, 74,635 barrels of oil were removed from storage and sold. A further 9,000 barrels were removed from storage and returned to Georgian Oil in recognition of agreed losses since the inception of the Production Sharing Contract. For the six month period ended June 30, 2003, Ninotsminda Oil Company Limited’s net share of the 242,594 barrels (1,341 barrels per day) of gross oil production was 157,686 barrels.

CanArgo Samgori Limited generated $302,000 of oil and gas revenue from the purchase date to June 30, 2004. Its net share of the 49,008 barrels (645 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 18,378 barrels. As at June 30, 2004, 6,512 barrels of oil remained in storage.

Ninotsminda Oil Company Limited and CanArgo Samgori Limited’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda and Samgori oil sold during the first half of 2004 averaged $23.19 per barrel as compared with an average of $18.30 per barrel in the first half of 2003. Its net share of the 38,640 thousand cubic feet (mcf) of gas delivered was 25,116 mcf at an average net sale price of $1.40 per mcf of gas. For the six month period ended June 30, 2003, Ninotsminda Oil Company

Limited’s net share of the 32,682 mcf of gas delivered was 21,411 mcf at an average net sales price of $1.55 per mcf of gas. No gas was produced at the Samgori Field from the acquisition date of the Production Sharing Contract to June 30, 2004.

The operating loss from continuing operations for the six month period ended June 30, 2004 amounted to $18,000 compared with an operating loss of $1,098,000 for the six month period ended June 30, 2003. The decrease in operating loss is attributable primarily to increased oil and gas revenue and a gain generated from the disposal of GAOR, partially offset by a loss from the disposal of Lateral Vector Resources Inc., increased field operating costs, increased direct project costs, increased selling, general and administration costs, and increased depreciation, depletion and amortization in the period which resulted from the ramp up of our efforts to increase the pace of our drilling and exploration activities and from our efforts to increase the pace at which we work over our existing wells.

Field operating expenses increased to $1,233,000 for the six month period ended June 30, 2004 as compared to $698,000 for the six month period ended June 30, 2003. The increase is primarily a result of increased drilling and exploration activity at the Ninotsminda Field and the inclusion of Samgori Field expenditure resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Direct project costs increased to $627,000 for the six month period ended June 30, 2004, from $424,000 for the six month period ended June 30, 2003, primarily due to costs directly associated with increased drilling and exploration activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditure resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Selling, general and administrative costs increased to $2,125,000 for the six month period ended June 30, 2004, from $1,405,000 for the six month period ended June 30, 2003. The increase is primarily as a result of increased corporate activity due to the need to provide additional support for the increased drilling and exploration activity.

Non cash stock compensation of $277,000 for the six month period ended June 30, 2003 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The increase in depreciation, depletion and amortization expense to $1,807,000 for the six month period ended June 30, 2004 from $1,296,000 for the six month period ended June 30, 2003 is attributable principally to higher sales in the period partially offset by the inclusion of the depletion of estimated reserves at Samgori which had the effect of diluting the depletion rate per barrel and reduced overall depletion for the six month period ended June 30, 2004. Since CanArgo has not yet obtained an independent assessment of proved reserves for the Samgori Field.

The gain on disposal of subsidiaries of $335,000 recorded for the six month period ended June 30, 2004 reflects a gain from the disposal of our interest in the Georgian American Oil Refinery partially offset by a loss resulting from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.

We recorded net other expense of $355,000 for the for the six month period ended June 30, 2004, as compared to net other income of $26,000 for the six month period ended June 30, 2003. The increase in net other expense of $381,000 is primarily due to interest expense of $290,000 resulting from the amortization of the discount on debt securities issued with detachable stock purchase warrants during the period in accordance with APB 14 and equity income in the period in 2003 received from an investment subsequently disposed in the fourth quarter of 2003 offset partially from interest income received from the purchaser of CanArgo Standard Oil Products Limited resulting from delayed purchase payments.

Equity income from investments for the six month period ended June 30, 2003 of $43,000 related to equity income from production and sales of crude oil by Boryslaw Oil Company, subsequently disposed in the fourth quarter of 2003.

The cumulative effect of the change in accounting principle of $41,000 for the six month period ended June 30, 2003 was a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The loss from continuing operations of $373,000 or $0.00 per share for the six month period ended June 30, 2004 compares to net loss from continuing operations of $1,072,000 or $0.01 per share for the six month period ended June 30, 2003. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2004 than during the six month period ended June 30, 2003, principally due to share issues in respect of Norio and Manavi agreements in the third and fourth quarters of 2003 and the issue of shares in respect of the Samgori purchase in April 2004 and the exercise of share options in 2004.

Three Month Period Ended June 30, 2004 Compared to Three Month Period Ended June 30, 2003

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract in Georgia.

We recorded operating revenue from continuing operations of $2,079,000 during the three month period ended June 30, 2004 compared with $1,860,000 for the three month period ended June 30, 2003. The increase is attributable to higher oil and gas revenues being recorded in the three month period ended June 30, 2004. Ninotsminda Oil Company Limited and CanArgo Samgori Limited’s sold 96,033 barrels of oil for the three month period ended June 30, 2004 compared to 151,419 barrels of oil for the six month period ended June 30, 2003

Ninotsminda Oil Company Limited generated $1,777,000 of oil and gas revenue in the three month period ended June 30, 2004 compared with $1,662,000 for the three month period ended June 30, 2003 due principally to a higher average net sales price achieved in the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003 partially offset by lower volume of sales resulting from decreased oil production from the Ninotsminda Field in the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003. Its net share of the 95,208 barrels (1,046 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 61,885 barrels. In the period, 22,520 barrels of oil were removed from storage and sold. For the three month period ended June 30, 2003, Ninotsminda Oil Company Limited’s net share of the 176,815 barrels (1,943 barrels per day) of gross oil production was 114,930 barrels.

CanArgo Samgori Limited generated $302,000 of oil and gas revenue from the purchase date to June 30, 2004. Its net share of the 49,008 barrels (645 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 18,378 barrels. As at June 30, 2004, 6,512 barrels of oil remained in storage.

Ninotsminda Oil Company Limited and CanArgo Samgori Limited’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda and Samgori oil sold during the second quarter of 2004 averaged $24.71 per barrel as compared with an average of $16.22 per barrel in the second quarter of 2003. Its net share of the 19,796 thousand cubic feet (mcf) of gas delivered was 12,867 mcf at an average net sale price of $1.41 per mcf of gas. For the three month period ended June 30, 2003, Ninotsminda Oil Company Limited’s net share of the 3,497 mcf of gas delivered was 2,441mcf at an average net sales price of $3.70 per mcf of gas. No sales gas was produced at the Samgori Field from the purchase date of the Production Sharing Contract to June 30, 2004.

The operating loss from continuing operations for the three month period ended June 30, 2004 amounted to $993,000 compared with an operating loss of $145,000 for the three month period ended June 30, 2003. The increase in operating loss is attributable primarily to a loss from the disposal of Lateral Vector Resources Inc., increased field operating costs, increased direct project costs, increased selling, general and administration costs, and increased depreciation, depletion and amortization in the period partially which resulted from the ramp up of our efforts to increase the pace of our drilling and exploration activities and from our efforts to increase the pace at which we work over our existing wells. These increases in our costs were offset by increased oil and gas revenue and a gain generated from the disposal of GAOR.

Field operating expenses increased to $565,000 for the three month period ended June 30, 2004 as compared to $355,000 for the three month period ended June 30, 2003. The increase is primarily a result the inclusion of Samgori Field expenditure resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Direct project costs increased to $347,000 for the three month period ended June 30, 2004, from $258,000 for the three month period ended June 30, 2003, primarily due to costs directly associated with increased drilling and exploration activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditure resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Selling, general and administrative costs increased to $1,214,000 for the three month period ended June 30, 2004, from $675,000 for the three month period ended June 30, 2003. The increase is primarily as a result of increased corporate activity due to the need to provide additional support for the increased drilling and exploration activity.

The increase in depreciation, depletion and amortization expense to $926,000 for the three month period ended June 30, 2004 from $717,000 for the three month period ended June 30, 2003 is attributable principally to a revision of the estimated charge in the first quarter of 2003 offset partially by lower production and sales in the period and the inclusion of the depletion of estimated reserves at Samgori which had the effect of diluting the depletion rate per barrel and reduced overall depletion for the three month period ended June 30, 2004. Since CanArgo has not yet obtained an independent assessment of proved reserves for the Samgori Field.

The loss on disposal of subsidiaries of $20,000 recorded for the three month period ended June 30, 2004 reflects a loss resulting from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.

We recorded net other expense of $412,000 for the for the three month period ended June 30, 2004, as compared to net other income of $14,000 for the three month period ended June 30, 2003. The increase in net other expense of $426,000 is primarily due to interest expense resulting from the amortization of the discount on debt securities issued with detachable stock purchase warrants during the period in accordance with APB 14, and equity income in the period in 2003 received from an investment subsequently disposed in the fourth quarter of 2003 offset partially from interest income received from the purchaser of CanArgo Standard Oil Products Limited resulting from delayed purchase payments.

The loss income from continuing operations of $1,405,000 or $0.01 per share for the three month period ended June 30, 2004 compares to net loss from continuing operations of $131,000 or $0.00 per share for the three month period ended June 30, 2003. The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2004 than during the six month period ended June 30, 2003, principally due to share issues in respect of Norio and Manavi agreements in the third and fourth quarters of 2003, the issue of shares in respect of the Samgori purchase in 2004 and the exercise of share options in 2004.

Results of Discontinued Operations

Six Month Period Ended June 30, 2004 Compared to Six Month Period Ended June 30, 2003

The net income from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2004 amounted to $447,000 compared with net income of $20,000 for the corresponding period in 2003. The increase in net income from discontinued operations, net of taxes and minority interest relates principally income relating to the refinery resulting from the disposal of the refinery in the period, partially offset by the activities of CanArgo Standard Oil Products Limited, mainly due to interest on additional bank loans drawn by CanArgo Standard Oil Products Limited in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia, partially offset by improved operating margins for the six month period ended June 30, 2004 compared with the corresponding period in 2003.

Three Month Period Ended June 30, 2004 Compared to Three Month Period Ended June 30, 2003

The net loss from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2004 amounted to $44,000 compared with net income of $27,000 for the corresponding period in 2003. The increase in net loss from discontinued operations, net of taxes and minority interest relates principally to the activities of CanArgo Standard Oil Products Limited, mainly due to interest on additional bank loans drawn by CanArgo Standard Oil Products Limited in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia and poorer operating margins for the three month period ended June 30, 2004 compared with the corresponding period in 2003.

New Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues” (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board (FASB) has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1 that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, “Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies.”

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

Our ability to finance all of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part or all of our project development, capital expenditure, production and other plans. The availability of equity or debt financing to us or to the entities that are developing projects in which we have interests is affected by many factors, including:

•	world economic conditions;

•	the state of international relations;

•	the stability and policies of various governments located in areas in which we currently operate or intend to operate;

•	fluctuations in the price of oil and gas, the outlook for the oil and gas industry and competition for available funds; and

•	an evaluation of us and specific projects in which we have an interest.

Rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.

The development of oil and gas properties is subject to substantial risks. Expectations regarding production, even if estimated by independent petroleum engineers, may prove to be unrealized. There are many uncertainties in estimating production quantities and in projecting future production rates and the timing and amount of future development expenditures. Estimates of properties in full production are more reliable than production estimates for new discoveries and other properties that are not fully productive. Accordingly, estimates related to our properties are subject to change as additional information becomes available.

Most of our interests in oil and gas properties and ventures are located in former Soviet Union countries. Operations in those countries are subject to certain additional risks including the following:

•	uncertainty as to the enforceability of contracts;

•	currency convertibility and transferability;

•	unexpected changes in fiscal and tax policies;

•	sudden or unexpected changes in demand for crude oil and or natural gas;

•	the lack of trained personnel; and

•	the lack of equipment and services and other factors that could significantly change the economics of production.

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

Also, as indicated elsewhere in this Report, because all of our operations are being conducted in countries that were a part of the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operates. At present we do not engage in any currency hedging operations since, to the extent we receive payments for our production in local currencies, we are utilizing such currencies to pay for our local operations. In addition, we frequently sell our production from the Ninotsminda Field and more recently from the Samgori Field in the Republic of Georgia under export contracts which provide for payment in US dollars.

While CanArgo Standard Oil Product Limited’s marketing revenue is denominated in Lari, the local Georgian currency, and is used to pay Lari denominated operating costs, its long-term debt is denominated in US dollars. As a result, changes in the exchange rate could have a material adverse effect on its ability to pay off non-Lari denominated indebtedness such as its existing credit facility. The sensitivity to changes in exchange rates for CanArgo Standard Oil Products Limited was determined using current market pricing models. We estimate that a 10% appreciation or devaluation in the foreign exchange rate of the Lari against the dollar in 2003 would not have had a significant impact on operations.

CanArgo had no material interest in investments subject to market risk during the period covered by this report.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On April 16, 2004, we issued 4,000,000 shares of CanArgo common stock to Europa Oil Services Limited pursuant to a consultancy agreement.

On April 29, 2004, we issued to Salahi Ozturk warrants to subscribe for 1,000,000 shares of CanArgo common stock at an exercise price of $1.05. These warrants are exercisable at any time from the date of issue for a period of five years.

On April 29, 2004, we issued to CA Fiduciary Services Limited warrants to subscribe for 300,000 shares of CanArgo common stock at an exercise price of $1.05. These warrants are exercisable at any time from the date of issue for a period of five years.

On May 17, 2004, we issued 80,000 shares of CanArgo common stock to CEOCast Inc in relation to a consultancy agreement.

All of such shares were issued in transactions intended to qualify for an exemption from registration under the Securities Act afforded by Section 4(2) or Regulation S.

Item 4. Submission of Matters to a Vote of Security Holders.

On April 28, 2004 we held a special meeting of our stockholders at which our stockholders approved a proposal to amend the Company’s Certificate of Incorporation to increase in the number of shares of common stock that the Company is authorized to issue from 150,000,000 shares to 300,000,000 shares.

On May 18, 2004, we held our annual meeting of stockholders at which the following resolutions were resolved:

(a) the incumbent board of directors consisting of David Robson, the Chairman, President and Chief Executive Officer, and Vincent McDonnell, the Chief Financial Officer of the Company, respectively, and Messrs. Michael Ayre, Russ Hammond and Nils Trulsvik, independent directors, were re-elected; the number of votes cast at said meeting in person or by proxy for and against election of the members of the board were as follows:

	For	Against	Withheld
David Robson	91,614,139	280	53,360
Vincent McDonnell	91,613,139	1,280	54,360
Michael Ayre	91,613,419	1,000	54,080
Russ Hammond	91,594,569	19,850	72,930
Nils Trulsvik	91,494,310	120,109	173,189

(b) the Company’s 2004 Long Term Stock Incentive Plan was approved;

For	Against	Abstain
11,342,670	924,337	199,400

The Broker Non Votes for this proposal were 79,201,092.

(c) the selection of L J Soldinger Associates LLC as the Company’s auditors for the 2004 fiscal year was ratified.

For	Against	Abstain
91,450,659	131,500	81,340

On May 28, 2004, we held a special meeting of stockholders at which our stockholders approved a proposal authorizing us to issue up to 75 million shares of common stock. . The number of votes cast at said meeting in person or by proxy for and against adoption of said resolution were as follows:

For	Against	Abstain
32,437,138	1,981,962	181,436

The Broker Non Votes were 81,506,491.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Index

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(6)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(7)	Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(8)	Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Certificate of Amendment to Certificate of Incorporation

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(2)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(3)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

10(6)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(14)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(15)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(19)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(22)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(23)	Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from September 30, 2001 Form 10-Q).

10(25)	Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(26)	Stock sale purchase contract of IPEC between Lateral Vector Resources and Northern Industrial Development dated July 25, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(27)	Amendments of and Additions to Joint Investment Production Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(28)	Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(29)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(30)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(31)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(33)	Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XISC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(34)	Farm-in Agreement dated September 7, 2003 relating to the M11 well on the Manavi Cretaceous prospect within the Ninotsminda PSC area between Ninotsminda Oil Company Limited and Georgian British Oil Services Company Limited (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(35)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(36)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2003 Form 10-K)

10(37)	Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(38)	Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, L.P. and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(39)	Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(40)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(41)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(42)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(43)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(44)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 05, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(45)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 01, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(46)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(47)	Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(48)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(49)	CanArgo Energy Corporation 2004 Long Term Stock Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(50)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc (Incorporated herein by reference from Form 8-K dated June 1, 2004).

21	List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

(b) Reports on Form 8-K:

On April 16, 2004, CanArgo filed a Current Report on Form 8-K, dated April 14, 2004, furnishing under Item 9 a press release dated April 14, 2004 announcing receipt of approval from the American Stock Exchange to list its shares on the Exchange. A copy of CanArgo’s press release was attached under Item 7 as Exhibit 99.1.

On April 26, 2004, CanArgo filed a Current Report on Form 8-K dated April 19, 2004, furnishing under Item 9 a press release dated April 19, 2004 announcing that it had completed its acquisition of a 50% interest in the Block XIB (Samgori) Production Sharing Contract in Georgia. A copy of CanArgo’s press release was attached under Item 7 as Exhibit 99.1.

On May 19, 2004, CanArgo filed a Current Report on Form 8-K dated May 17, 2004, furnishing under Item 9, and also pursuant to Item 12, a press release dated May 17, 2004 setting forth CanArgo’s preliminary Q1 financial results for the quarter ended March 31, 2004. A copy of CanArgo’s press release was attached under Item 7 as Exhibit 99.1.

On May 20, 2004, CanArgo filed a Current Report on Form 8-K dated May 19, 2004, furnishing under Item 9 a press release dated May 19, 2004 announcing it had filed a Registration Statement on Form S-3 with the US Securities and Exchange Commission. A copy of CanArgo’s press release was attached under Item 7 as Exhibit 99.1.

On June 3, 2004, CanArgo filed a Current Report on Form 8-K dated May 19, 2004, reporting under Item 5:—

(a) the issue of a press release dated May 28, 2004 announcing (i) that at a Special Meeting of Stockholders held on May 28, 2004, its stockholders had passed a proposal which authorizes CanArgo to issue up to 75 million shares of common stock and (ii) that pursuant to a signed an agreement between CanArgo Acquisition Corporation, a wholly owned subsidiary of CanArgo, and Stanhope Solutions Ltd. (“Bugruvativske Agreement”), it had completed a transaction to sell its interest in the Bugruvativske Field in Ukraine for $2 million. CanArgo received $250,000 as an initial payment and will receive the remaining $1,750,000 based on certain production targets being achieved on the project. A copy of the press release for both was attached as Exhibit 99.1 and a copy of the Bugruvativske Agreement as Exhibit 10.2 both under Item 7; and

(b) the signing by CanArgo of a Promissory Note with Cornell Capital Partners, LP on May 19, 2004 whereby Cornell Capital Partners, LP agreed to advance to CanArgo the sum of $1,500,000. A copy of the Promissory Note was attached under Item 7 as Exhibit 10.1.

On June 15, 2004, CanArgo filed a Current Report on Form 8-K dated June 1, 2004, reporting under Item 5 the issue of a Press Release dated June 2, 2004 announcing that it had signed a contract with WEUS Holding Inc., a subsidiary of Weatherford International, Ltd., for Weatherford to supply Under Balanced

Coiled Tubing Drilling (“UBCTD”) services to CanArgo’s projects in the Republic of Georgia (“WEUS Contract”). A copy of the press release was attached as Exhibit 99.1 and a copy of the WEUS Contract was attached as Exhibit 10.1 both under Item 7.

On June 23, 2004, CanArgo filed a Current Report on Form 8-K dated June 8, 2004, furnishing under Item 9 a Press Release dated June 8, 2004 announcing that its previously reported Kazakhstan deal has now been finalized with the registration of CanArgo’s interest in BN Munai LLP (“BNM”). A copy of the Press Release was attached under Item 7 as Exhibit 99.1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: August 16, 2004	By:	/s/ Vincent McDonnell
Vincent McDonnell
Chief Financial Officer