Form 10-K/A
CANARGO ENERGY CORP
filed 2004-08-31
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Registrant’s telephone number, including area code: (44) 1481 729 980

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

     YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 105,798,421 shares outstanding as of February 29, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [  ] NO [X]

The aggregate market value of the Registrant’s common stock held by-non-affiliates was approximately $16.5 million as of June 30, 2003, based upon the last reported sales price of such stock on the Over The Counter Bulletin Board on that date. For this purpose, the Registrant considers Dr. David Robson and Nils Trulsvik to be its only affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

EXPLANATORY NOTE

CanArgo Energy Corporation is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to amend in full Item 1 Business and Item 2 Properties of Part I and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of the Report.

Except for the foregoing items, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

PART I

Item 1 Business of this Annual Report on Form 10-K is hereby amended and restated in full as follows:

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

Exploration, Development and Production Activities

In Georgia our exploration, development and production activities are carried out under four production sharing contracts (“PSC”), these being:

1.	The Ninotsminda, Manavi and West Rustavi Production Sharing Contract, covering Block XIE, (“Ninotsminda PSC”), in which Ninotsminda Oil Company Limited owns a 100% interest.

Ninotsminda Oil Company Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately 27,739 acres (113 km2);

2.	The Nazvrevi and Block XIII Production Sharing Contract (“Nazvrevi PSC”) in which CanArgo (Nazvrevi) Limited owns a 100% interest. CanArgo (Nazvrevi) Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately acres 388,450 acres (1,572 km2);

3.	The Norio (Block XIC) and North Kumisi Production Sharing Agreement (“Norio PSA”) in which CanArgo Norio Limited currently owns a 100% interest, although this interest will be reduced to 85% following completion of a farm-in by the state oil company, Georgian Oil, to the MK72 well, and potentially to 50% if Georgian Oil exercises its option under that farm-in agreement. CanArgo Norio Limited is currently 75% owned by CanArgo. This PSA covers an area of approximately 378,523 acres (1,542 km2); and

4.	The Block XIG and XIH Production Sharing Contract (“Tbilisi PSC”), in which CanArgo Norio Limited owns a 100% interest. CanArgo Norio Limited is currently 75% owned by CanArgo. This PSC covers an area of approximately 119,843 acres (485 km2).

Under production sharing contracts, the contractor party (generally a foreign investor) assumes the risk and provides investment into the project (in the above mentioned contracts, CanArgo through its appropriate subsidiary is a contractor party) and in return is entitled to a share of any petroleum produced which is split into a cost recovery and profit share element. The remaining profit petroleum produced from the project is delivered to the State from which the State will assume, pay and discharge, in the name and on behalf of each contractor party, the contractor party’s profit tax liability and all other host States taxes, levies and duties. PSCs are a common form of oil and gas exploration and production contract in many parts of the world.

Ninotsminda Field

Since completion of the business combination with CanArgo Oil & Gas Inc., our resources have, through our wholly owned subsidiary Ninotsminda Oil Company, been focused on the development of the

Ninotsminda Field and related exploration activities. The Ninotsminda Field covers approximately 3,276 acres (13.26 km2) and is located approximately 25 miles (40 kms) north east of the Georgian capital, Tbilisi. It is adjacent to and east of the Samgori Oil Field, which was Georgia’s most productive oil field. The Ninotsminda Field was discovered later than the Samgori Field and has experienced substantially less development activity. Georgian Oil and others, including Ninotsminda Oil Company, have drilled thirty-six wells in the Ninotsminda Field, of which nine are currently producing.

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

Business Structure

CanArgo and its principal active subsidiaries are as follows:

CanArgo’s activities at the Ninotsminda Field are conducted through Ninotsminda Oil Company Limited, a Cypriot corporation (“NOC”). Initially CanArgo had a partner in NOC named JKX Oil & Gas plc (“JKX”) however in May 2000, we reached an agreement with JKX to acquire its final 21.2% interest in NOC for a direct equity interest in CanArgo. In July 2000, this transaction was completed and NOC became our wholly owned subsidiary. In November 1999, we increased our percentage ownership of NOC from 68.5% to 78.8% when JKX chose not to subscribe for it’s pro rata portion of shares being offered to increase NOC capital.

NOC obtained its rights to the Ninotsminda Field, including all existing wells, one other field and exploration acreage in Block XIE under a 1996 production sharing contract with Georgian Oil and the State of Georgia (“Ninotsminda PSC”) which came into effect in February 1996. NOC’s rights under the contract expire in December 2019, subject to the possible loss of undeveloped areas prior to that date and a possible extension with regard to developed areas. As such the initial term of the Ninotsminda PSC is until 2019, however, in respect of any development area, if commercial production remains possible beyond 2019 upon giving notice to the State CanArgo have an automatic right to extend the contract in respect of such development area for an additional term of 5 years (until 2024) or, if earlier, for the producing life of the development area. Under the Ninotsminda PSC, NOC is required to relinquish at least half of the area then covered by the production sharing contract, but not in portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25%.

Under the Ninotsminda PSC, up to 50% of petroleum produced under the contract (“Production”) is allocated to NOC for the recovery of the cumulative allowable capital, operating and other project costs associated with the Ninotsminda Field and exploration in Block XIE. NOC pays 100% of the costs incurred in the project as the sole contractor party under the Ninotsminda PSC. The balance of Production is allocated on a 70/30 basis between Georgian Oil and NOC respectively. While NOC continues to have unrecovered costs, it will receive 65% of Production (profit petroleum). After recovery of its cumulative capital, operating and other allowable project costs, NOC will receive 30% of Production. Thus, while NOC is responsible for all of the costs associated with the Ninotsminda PSC, it is only entitled to receive 30% of Production after cost recovery. The allocation of a share of Production to Georgian Oil, however, relieves NOC of all obligations it would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the production sharing contract. Georgian Oil and NOC take their respective shares of oil production in kind, and they market their oil independently, however gas is marketed jointly.

Until the end of 2001, Georgian Oil had a priority right to receive oil representing a projection of what the Ninotsminda Field would have yielded based upon the wells and equipment in use at the time the contract was entered into. This priority right has now ceased.

Pursuant to the terms of CanArgo’s PSCs in Georgia, including the Ninotsminda PSC, a Georgian not-for-profit company must be appointed as field operator. Currently there are three such field operating companies, relating to CanArgo’s four PSC’s: Georgian British Oil Company Ninotsminda, Georgian British Oil Company Nazvrevi and Georgian British Oil Company Norio (in respect of both the Norio PSA and the Tbilisi PSC), each of which is 50% owned by a company within the CanArgo group with the remainder owned by Georgian Oil, but with CanArgo having chairmanship of the board and a casting vote. The field operator provides the operating personnel and is responsible for day-to-day operations. CanArgo or a company within the CanArgo group pays the operating company’s expenses associated with the development of the fields, and the operating company performs its services on a non-profit basis. Georgian British Oil Company Ninotsminda currently has 114 full time employees and substantially all of its activities relate to the development of the Ninotsminda Field. The use of such Georgian companies as field operator gives us less control of operations than we might otherwise have if we were conducting operations directly, although we do have board control of these field operating companies.

Operations under each of the PSCs are determined by a governing body (“Co-ordinating Committee”) composed of members designated by the respective CanArgo company and Georgian Oil, with the deciding vote on field development issues allocated to us. If Georgian Oil believes that action proposed by CanArgo with which Georgian Oil disagrees would result in permanent damage to a field or reservoir or in a material reduction in production over the life of a field or reservoir, it may refer the disagreement to a western independent expert for binding resolution. Since we acquired our interest in the PSCs, there has been no such disagreement. Georgian regulatory authorities must approve any drilling sites tentatively selected by us before drilling may commence.

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

NOC’s initial approach to the Ninotsminda Field development was to produce oil from one zone or underground formation, the Middle Eocene. This development included repairing and adding perforations to existing wells, obtaining additional seismic data and a limited drilling program. The first new well (named N96) was completed in October 1997 and initially produced at the rate of 400 to 600 barrels of oil per day and has recently been re-completed as a horizontal producer. A second well (N98) was completed in October 1998, and sidetracked as a horizontal producer in 2000 and has produced 279,690 barrels of oil to date.

A third oil well commenced in October 1998 (named N97) but drilling was suspended in December 1998 at a depth of 3,258 feet (993 meters) as a result of an undependable supply of electricity. Drilling of this well recommenced in July 2000 as a potential gas condensate exploration well for the deep Cretaceous zone but in October 2000, we announced that as a result of difficult drilling conditions, the well could not be completed to the Cretaceous target as originally planned but rather would be tested in the newly identified shallower Sarmatian zone. This well tested at rates up to 130 barrels of oil per day, but production declined quickly, and this zone requires further analysis to assess its full potential. This well awaits either further completion in the shallow zones utilizing other completion techniques, or else utilization as a horizontal producer in the Middle Eocene zone. We undertook further work to assess the potential of these shallow zones in the Ninotsminda Field, with the sidetracking of the previously mechanically suspended N78 well (Oligocene formation), and the recompletion of the N59 well (Upper Eocene formation). N78z initially flowed at some 660 barrels of oil per day, but has since declined significantly due to a decrease in reservoir pressure and sand production — similarly N59 has also declined and is currently shut-in. Further analysis is required to assess the full potential of these oil bearing upper zones in the Ninotsminda Field, in particular on completion techniques for these formations. Such studies may, however, also open up new potential in the upper zones of this and other areas currently under license in Georgia.

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

Once the under-balanced specialist drilling equipment is on the Field, several additional horizontal well bores will be drilled. These include N22H and N30H, which were previously planned to be drilled using conventional drilling techniques. A second horizontal well (N100H2 – east horizontal) will be drilled from the N100 well bore, and a decision is currently being made as to whether this will be drilled using conventional techniques (CanArgo Rig#2 is mobilized to the well), or using under-balanced coiled tubing drilling. The N100H1 (west horizontal), which is currently producing approximately 500 bopd, was drilled from the N100 well in 2003. We believe that the planned N100H2 (east horizontal) will be the first multilateral well to be drilled in the Caucasus. A new well (N99) is included in the program; this well will be designed so as to have up to three multilateral horizontal wells drilled from it. These will be drilled into the eastern part of the Field, an area that is currently largely undeveloped. It is expected that a suitable under-balanced drilling unit will arrive in Georgia by August 2004. The advancement of the horizontal program is being rescheduled until such a unit is in place.

The completion of a dynamic reservoir model during the year and the implementation of the successful development program based on horizontal drilling have resulted in a significant increase in recoverable oil reserves at the Ninotsminda Field. A report prepared by Oilfield Production Consultants, an independent firm of consulting petroleum engineers dated January 1, 2004 shows year-end 2003 gross total proved oil reserves at the Ninotsminda Field were 6.762 million barrels (MMbbl) up 63% from 2002’s 4.15 MMbbl. Over the same period, gross total proved natural gas reserves, on an energy equivalent basis, decreased from 1.34 million barrels of oil equivalent (MMboe) to 0.51 MMboe. See “Properties-Reserves” and “Business – Risks Associated with CanArgo’s Oil and Gas Activities” below for a discussion of the inherent possibility of imprecision in estimating reserves. The recovery of these reserves is dependent on application of optimal production levels for the Ninotsminda wells and further application of horizontal drilling techniques utilizing under-balanced drilling techniques.

While most of the exploration and development of the Ninotsminda Field prior to 2000 focused on oil, a layer of gas above the oil or gas cap was known to exist above the principal producing zone. In December 1999, NOC began commercial production of this gas cap following regulatory approval from the Georgian government. This production was sold pursuant to a gas contract with AES – Telasi, a subsidiary of the US based AES Corporation, for delivery to the Gardabani thermal power plant. Under terms of the gas contract, AES-Telasi had agreed to purchase all the gas produced from the Ninotsminda Field in priority to all other suppliers with no maximum or minimum volume. AES continued to purchase gas from NOC on similar contractual terms during 2000 and into 2001.

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

In January 2002, the first well drilled under the Participation Agreement, N100, reached a depth of 16,165 feet (4,927 meters) without having reached the targeted Cretaceous zone. The well was terminated at this depth because of lack of funding caused by the withdrawal of AES from the project, and for mechanical reasons, having penetrated a significant thickness of hydrocarbon bearing sandstones belonging to the

Lower Eocene and Palaeocene sequences. Three formation tests were carried out on these sandstones, these tests recovering 35o API (SG 0.85) oil, but without commercial flow, despite the installation of a down hole progressive cavity pump. We have concluded that the reason for the lack of commercial flow was either that the zone was of low permeability, or that it suffered formation damage due to the mud used to drill the well. Potential still remains in this sequence but the N100 well was recompleted in 2003 as a Middle Eocene horizontal oil producer. Future plans are to drill a further horizontal well in the Middle Eocene from the N100 well bore, this then becoming the first multi-lateral drilling carried out in Georgia.

     Manavi

The second well drilled under the Participation Agreement, Manavi well M11, was targeting a large Cretaceous prospect in the Manavi area, east of the Ninotsminda Field, with further potential in the Middle Eocene. This well was suspended for financial reasons in 2002 at a depth of 4,182meters, but re-started following a farm-in by a local oil service company (GBOSC) in September 2003. This well was drilled to a total depth of 14,765 feet (4,500 meters), and encountered the Cretaceous limestone target at 14,265 feet (4,348 meters). Drilling data and wire line logs indicated the presence of hydrocarbons in the Cretaceous and a production liner was set for testing. After initially very encouraging clean-up flows of drilling fluid accompanied by good quality 34.4º API oil, and gas, flow stopped due to a mechanical collapse of the production tubing. This is the first discovery of oil in the Cretaceous sequence in Georgia, however, this sequence is a prolific producer in nearby Chechnya and Dagestan. Regional outcrop studies in east-central Georgia indicate that the Cretaceous reservoir unit to be over 300 meters (~1,000 feet) thick. Although over 490 feet (150 meters) of hydrocarbons were encountered in the Manavi well, no oil-water contact was identified on the logs. An earlier well, the Manavi M7 well, drilled to the south of the M11 location, encountered hydrocarbons in the Cretaceous limestone sequence over 4,265 feet (1,300 meters) deeper, before this well was abandoned without testing being completed.

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

“Bbl” One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

“Bopd” Barrels of oil produced per day.

“Development drilling” The drilling of a well within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

“Exploration prospects or locations” A location where a well is drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

“Finding and development costs” Costs associated with acquiring and developing proved natural gas and oil reserves which are capitalized pursuant to generally accepted accounting principles, including any capitalized general and administrative expenses.

“Farm-in or farm-out” An agreement under which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

“Gross acreage or gross wells” The total acres or wells, as the case may be, in which a working interest is owned.

“Mcf” One thousand cubic feet of natural gas.

“MMbbl” One million barrels.

“Net acres or net wells” The sum of the fractional working interests owned in gross acres or gross wells.

“Producing property” A natural gas and oil property with existing production.

“Proved developed reserves” Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

“Proved reserves” The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

“Proved undeveloped reserves” Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units that offset productive units and that are reasonably certain of production when drilled.

“Recomplete” This term refers to the technique of drilling a separate well bore from all existing casing in order to reach the same reservoir, or redrilling the same well-bore to reach a new reservoir after production from the original reservoir has been abandoned.

“Undeveloped acreage” Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.

“Working interest” An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.

“Workovers” Operations on a producing well to restore or increase production.

Item 2 Properties of this Annual Report on Form 10-K is hereby amended and restated in full as follows:

ITEM 2. PROPERTIES

Production History

The Ninotsminda Field was discovered and initial development began in 1979. Average gross oil production for January and February 2004 was 1,711 barrels of oil per day. A testing program implemented to test the optimal production level for individual wells resulted in the temporary shut-in of certain wells thus negatively affecting the production in February. Current production as of March 18, 2004 was approximately 2,000 bopd. Gross and net production from the Ninotsminda Field for the past three years was as follows:

	Oil (Barrels)		Gas (mcf)
Year Ended		Net		Net
December 31,	Gross	(PSC Entitlement)[1]	Gross	(PSC Entitlement)[1]
2003	695,174	451,863	108,630	70,610
2002	292,289	189,988	212,499	138,124
2001	413,724	268,921	1,110,390	721,754

(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of CanArgo’s interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

Productive Wells and Acreage

The following table summarizes as of December 31, 2003 with respect to Ninotsminda Oil Company the number of productive oil and gas wells and the total developed acreage for the Ninotsminda Field. Such information has been presented on a gross basis, representing our 100% interest in Ninotsminda Oil Company.

	Gross
	Number of Wells	Acreage
Ninotsminda Field	9	3,276

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

	Oil Reserves –	PSC Entitlement
	Gross	Volumes (1)
	(Million	(Million
Oil Reserves	Barrels)	Barrels)
Proved Developed	3.593	2.336
Proved Undeveloped	3.169	2.059

Total Proven	6.762	4.395

	Gas Reserves –	PSC Entitlement
	Gross	Volumes (1)
	(Billion Cubic	(Billion Cubic
Gas Reserves	Feet)	Feet)
Proved Developed	1.742	1.133
Proved Undeveloped	1.243	0.808

Total Proven	2.985	1.941

(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of CanArgo’s interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

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

	Gross		Net
		Square		Square
PSC	Acreage	Kilometers	Acreage	Kilometers
Ninotsminda, Manavi and West Rustavi covering Block XIE	27,739	113	27,739	113
Nazvrevi and Block XIII	388,450	1,572	388,450	1,572
Norio (Block XIC) and North Kumisi.	378,523	1,542	283,892	1,157
Block XIG and XIH	119,843	485	119,843	485

Total	914,555	3,712	819,924	3,327

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

The mixed oil, gas and water fluid produced from the Ninotsminda Field wells flows into a two-phase separator located at the Ninotsminda Field, where gas associated with the oil is separated. The oil and water mixture is then transported eleven kilometers either in a pipeline or by truck to Georgian Oil’s central processing facility at Sartichala for further treatment. The gas is transported to Sartichala in a separate pipeline where some is used for fuel and the rest is piped 34 kilometers to Rustavi where it is delivered to the Rustavi industrial complex for sale to a number of customers.

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

The average sales price and the average production cost per unit of oil and gas produced for each of the last three years was as follows:

	Average Sales Price
Year Ended	Oil	Gas	Unit Production Cost
December 31,	$/boe	$/mcf	$/boe
2003	20.07	1.25	2.59
2002	17.09	1.25	4.69
2001	19.43	1.14	2.62

Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:

•	global and regional changes in the supply and demand for oil and natural gas;

•	actions of the Organization of Petroleum Exporting Countries;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political conditions in the Middle East and elsewhere; and

•	overall global and regional economic conditions.

Other Georgian Licences

Nazvrevi and Block XIII Production Sharing Contract (“Nazvrevi PSC”)

In February 1998, we entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi and Block XIII areas of East Georgia, an approximately 492, 914 acre (2,008 km2) exploration area adjacent to the Ninotsminda and West Rustavi Fields and containing existing infrastructure (“Nazvrevi PSC”). The agreement came into effect on February 20, 1998 and extends for twenty-five years with the final year of the contract being 2023. We are required to relinquish at least half of the area then covered by the Nazvrevi PSC, but not any portions being actively developed, at five-year intervals commencing in 2003. The first relinquishment was made in 2003, of the southern part of the area, reducing the area to approximately 388,450 acres (1,572 km2).

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

Norio (Block XIC) and North Kumisi Production Sharing Agreement (“Norio PSA”)

In December 2000, CanArgo, through its then 50% owned subsidiary CanArgo Norio Limited (“CanArgo Norio”), entered into a third production sharing contract with the State of Georgia represented by Georgian Oil and the State Agency for Regulation of Oil and Gas Resources in Georgia. The Norio PSA covers the Norio and North Kumisi blocks of East Georgia, an exploration area of approximately 378,523 acres (1,542 km2) adjacent to the Ninotsminda and Samgori Fields. The Norio PSA came into effect on April 9, 2001 and extends for a period of twenty-five years with the final year of the contract being 2026. There are two existing oil fields on the Norio PSA area, Norio and Satskhenisi which are old, small, relatively shallow fields and which produce small quantities of oil. CanArgo Norio has determined production from these fields to be uneconomic, and the fields are currently being operated by Georgian Oil under a service agreement with CanArgo Norio, whereby Georgian Oil takes all production to compensate it for its costs under what is effectively a social program. If CanArgo Norio wishes, it could take over field operations and production from these fields forthwith.

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

In connection with this initial phase of drilling, which cost a total of $4.3 million, CanArgo’s partner in CanArgo Norio sought to farm-out to CanArgo and to third party investors part of its interest in CanArgo Norio to partly fund the drilling of the MK72 well. One of these third party investors was Provincial Securities Limited, an investment company to which Mr. Russell Hammond, a non-executive director of CanArgo, is an Investment Advisor. CanArgo Norio’s total share of these drilling costs was $3.1 million. In November 2002, shareholders of CanArgo Norio agreed to adjust the ownership of CanArgo Norio to reflect the funding for the MK72 well, and capitalization of certain loans and management fees that CanArgo had made to CanArgo Norio. Under this agreement, CanArgo’s interest increased from 50% to 64.2% in CanArgo Norio. CanArgo Norio then sought a partner to assist with the financing to deepen the MK72 well.

In September 2003, CanArgo Norio signed a farm-in agreement relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption rights under the Norio PSA. Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The farm-in agreement obligates Georgian Oil to pay up to $2.0 million to deepen, to a planned depth of 16,400 feet (5,000 meters) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option (the “Option”), exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6.5 million. If Georgian Oil exercises this Option under the farm-in agreement, it loses its rights to exercise the PSA Option under the Norio PSA itself.

Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this exchange CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo’s effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo common shares to the minority interest holders in CanArgo Norio. Of the interests in CanArgo Norio, Provincial Securities Limited owned 4%. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If Georgian Oil exercises this Option CanArgo will issue a further 3 million restricted shares to the minority interest holders.

Drilling at the MK72 well, funded by Georgian Oil, recommenced in December 2003 and by March 16, 2004 total depth had reached approximately 4,200 meters.

This is an important well in management’s opinion since several additional high potential prospects may exist on trend within the licence area.

As the area in which we are currently drilling is an exploration area with no commercial discoveries (excluding the small shallow fields currently operated by Georgian Oil), it is not possible to estimate the expenditures needed to discover and, if discovered, produce commercial quantities of oil and gas.

Block XIG and XIH Production Sharing Contract (“Tbilisi PSC”)

In November 2002, CanArgo’s subsidiary, CanArgo Norio, won the tender for the oil and gas exploration and production rights to the Tbilisi PSC an area of approximately 119,843 acres (485 km2) in eastern Georgia adjacent to the Norio, Block XIII and West Rustavi areas. In July 2003, it was announced that CanArgo Norio, had signed a Production Sharing Contract covering these areas. The Tbilisi PSC came into effect on September 29, 2003 and will continue for an initial period of ten years at which time it will terminate unless the Company has made a commercial discovery in which case the Contract will continue in full force in effect until September 29, 2028. CanArgo Norio views these blocks as having good potential, being adjacent to productive acreage and with some existing wells on the blocks. The commercial terms of the Tbilisi PSC are similar to those of the Norio PSA with the exception that Georgian Oil does not have an option to acquire an interest in the contractor party’s share following a commercial discovery. CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Contract which was set as 29 September 2003. The total commitment over the next four years is $350,000. The abovementioned Georgian Oil farm-in to the Norio PSA does not apply to the Tbilisi PSC.

Block XIB Production Sharing Contract (“Samgori PSC”)

In February 2004 CanArgo announced that it has obtained State regulatory approval to an agreement to obtain 50% of the Contractor’s interest in the Samgori PSC in Georgia and a 50% interest in the licence holder for Block XIB covering the Samgori Oil Field. Regulatory approval was a key condition to the agreement and the other conditions are expected to be satisfied in due course. The Samgori PSC came into effect on September 1, 2001 and extends for an initial period of twenty years with the final year of the contract being September 1, 2021 this period may be extended subject to commercial production for up to a further fifteen years until 2036.

This interest is being acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by the Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field, which is the largest oilfield discovered to date in Georgia and lies adjacent to CanArgo’s Ninotsminda Field. We have been advised that Samgori has produced over 180 million barrels (MMbbl) of oil to date at rates up to 70,000 barrels of oil per day (bopd).

The Samgori Field complex was discovered in 1974 and produces from the same Middle Eocene sequence as the Ninotsminda Field. Current production from the Field is approximately 700 bopd. Under the proposed farm-in, CanArgo will be entitled to an immediate share of this production upon completion of the farm-in agreement. In addition, Block XIB which covers an area of approximately 169,514 acres (634 km2) contains several identified prospects and discoveries in other horizons, notably the Upper Eocene and Cretaceous.

Refining and Other Activities

CanArgo also engages in oil and gas, refining and other activities in Georgia. Segment and geographical information including revenue from continuing operations from external customers, operating profit (loss) from continuing operations and total assets is incorporated herein by reference from note 18 to the consolidated financial statements.

Georgian American Oil Refinery

The Georgian American Oil Refinery (“GAOR”) remained in a care and maintenance condition during 2003 and we disposed of our 51% interest in the refinery in February 2004. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and plan to dispose of the asset. In 2004, CanArgo came to an agreement to sell the refinery.

Drilling Rigs and Associated Equipment

We own several items of drilling equipment, and other related machinery primarily for use in our Georgian operations. These include three drilling rigs, pumping equipment and ancillary machinery. In addition, we have signed an agreement to sell our mobile 3-megawatt duel fuel power plant for $600,000 and have received a nonrefundable deposit of $300,000. It is expected that transfer of title for this equipment and the final payment of $300,000 will take place during the second quarter 2004. This asset is classified and reflected in our financial statements in “Assets held for sale” for all periods presented. The rigs and related equipment are used in our Georgian operations, and from time to time have also been leased out to other operators on a service basis or used by the company to perform drilling services for other operators.

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

Potential Kazakhstan Project

In December 2003, we announced details of the acquisition of oil and gas interests in Kazakhstan which were previously owned by the UK public company Atlantic Caspian Resources plc (“ACR”). We intend to acquire these interests through a newly established associated company, Tethys Petroleum Investments Limited (“TPI”) which will acquire ACR’s 70% interest in BN Munai LLP (“BNM”), a Kazakh limited liability partnership on certain conditions being satisfied. BNM’s interests center on the Akkulkovsky exploration area and the Kyzyloy Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. Registration of TPI’s interest in BNM is underway and should be completed in the near future. Until this registration is completed, TPI rights to BNM are not finalized. In addition, the license position with regard to the Akkulkovsky exploration area is currently subject to review by the Kazakh authorities and further negotiation is required to potentially secure this. The consideration for the acquisition involved ACR taking a fully paid 10% interest in TPI, but with no cash consideration from CanArgo. Provincial Securities Limited, an investment company to which Mr. Russell Hammond, one of our non-executive directors, is an Investment Advisor, was involved in negotiating the acquisition and the potential future development of TPI, and as such has a significant minority shareholding in TPI. We operate TPI under a

Management Services Agreement, however it is intended that the further development of TPI will be primarily funded by third party investment. We expect to retain a significant minority shareholding in TPI. Under ACR’s ownership BNM has drilled two deep exploration wells in the Akkulkovsky area over the past three years, both of these wells being plugged and abandoned with hydrocarbon shows. However, we believe that the short term potential may lie in the shallower Kyzyloy Gas Field. This is a discovered shallow gas field, located approximately 35 km from the main Bukhara – Urals gas pipeline system, and close to the Bazoy gas storage and compression facility. Additional, shallow gas indicators are apparent on seismic data, which, if successfully tested, potentially could be added to any development of the Kyzyloy Field.

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

Bugruvativske Field, Ukraine

In April 2001, we acquired approximately 82% (77% on a fully diluted basis) of the outstanding common shares of Lateral Vector Resources Inc. (“LVR”) pursuant to an unsolicited offer to purchase all of its outstanding common shares. According to publicly available information at the time we made our offer in March 2001, LVR negotiated and concluded with Ukrnafta, the Ukrainian State Oil Company, a Joint Investment Production Activity (“JIPA”) agreement in 1998 to develop the Bugruvativske Oil Field located in Eastern Ukraine. In July 2001, we completed the acquisition of the remaining outstanding common shares and LVR became a wholly owned subsidiary of CanArgo. The appointed operator under the JIPA agreement and party to the JIPA (0.1%) is IPEC, a local Ukrainian company, owned 85% by LVR. In July 2002, LVR acquired the remaining 15% in IPEC and IPEC became a wholly owned subsidiary of LVR.

In September 2002, we agreed terms with Ukrnafta on revisions to the existing JIPA agreement and reached an agreement with an unaffiliated local Ukrainian oil and gas company on the terms of a farm-in to the JIPA. The terms of the farm-in, arrived at in arms-length negotiations, were that the local Ukrainian oil and gas company through its acquisition of IPEC would invest approximately $3 million in the Bugruvativske Field over the course of 12 months in order to drill two new wells while bearing the financial risk under the JIPA during this period. LVR could match up to the amount invested by IPEC prior to December 31, 2003. The revised JIPA provided that (assuming LVR matched IPEC’s initial expenditure) LVR would be entitled to approximately 34.5% of net profits generated under the JIPA (or a proportionally smaller amount if the amount invested was less than that invested by IPEC). LVR had no obligation to invest in the JIPA, however in the event that LVR decided not to invest in the project by December 31, 2003 and IPEC satisfied the terms of the farm-in, it would still receive an ongoing project fee of between 3 - 4 % of the net profits generated under the JIPA in recognition of its earlier involvement in the project.

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

CanArgo has now effectively withdrawn from Ukraine, in order to focus on its Georgian activities, having disposed of its interest in the Stynawske Field in Western Ukraine in 2003. In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company (“BOC”), the joint venture in West Ukraine which operates the Stynawske Field. Fountain Oil Boryslaw (“FOB”), CanArgo’s wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. Final payment was received in November 2003 and ownership in FOB was transferred to the buyer. The buyer has also acknowledged BOC’s debts to CanArgo for earlier loans in the total amount of $160,000.

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

Employees

As of December 31, 2003, CanArgo had 279 full time employees. Of its full time employees, the entity acting as operator of the Ninotsminda Field for Ninotsminda Oil Company has 114 full time employees, and substantially all of that company’s activities relate to the production and development of the Ninotsminda Field. CanArgo Standard Oil Products has 153 full time employees at its office and petrol stations. We have not experienced any strikes, work stoppages or other labour disputes and management believes the company’s relations with its employees are satisfactory.

Risks Associated with CanArgo’s Activities

CanArgo’s ability to generate cash flows

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

Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. Full development of these properties will require the availability of substantial funds from internal and/or external sources. We believe that we will be able to generate funds from quasi-governmental financing agencies, conventional lenders, equity investors and other oil and gas companies that may desire to participate in our oil and gas projects. Although funds are not yet available, in February 2004, we announced that we had signed a Standby Equity Distribution Agreement that allows us, at our option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $20 million over a period of up to two years. This facility cannot be exercised until the SEC has declared a Registration Statement effective (See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more detailed discussion).

Current Operations Dependent on Success of the Ninotsminda Field and Georgian Exploration

We have directed substantially all of our efforts and most of our available funds to the development of the Ninotsminda Field in the Republic of Georgia, exploration in that area and some ancillary activities closely related to the Ninotsminda Field project. This decision is based on management’s assessment of the potential of the Ninotsminda Field area. However, the company’s focus on the Ninotsminda Field has over the past several years resulted in overall losses for us and we have yet to be profitable. There can be no assurances that the exploration and development plans for the Ninotsminda Field will be successful. For example, the Ninotsminda Field may not produce sufficient quantities of oil and gas to justify the investments made and the planned future investments for the Field, and we may not be able to produce the oil and gas at a sufficiently low cost or to market the oil and gas produced at a sufficiently high price to generate a positive cash flow and a profit. Our Georgian exploration and appraisal program is an important factor for future success and this program may not be successful, as it carries substantial technical risk.

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

Possible Inability to Finance Present Oil and Gas Projects

Our ability to finance all of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part or all of our project development, capital expenditures, production and other plans. Apart from the evaluation of the economics of specific investment proposals, the availability of equity or debt financing to us, or to the entities that are developing projects in which we have interests, is affected by many factors, including:

•	world and regional economic conditions;

•	the state of international relations;

•	the stability and legal, regulatory, fiscal and tax policies of various governments in areas in which we have or intend to have operations;

•	fluctuations in the world and regional price of oil and gas and in interest rates;

•	the outlook for the oil and gas industry in general and in areas in which we have or intend to have operations; and

•	competition for funds from possible alternative investment projects.

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

Oil and Activities Involve Risks, Many of Which Are Beyond Our Control

Our exploration, appraisal, development and production activities are subject to a number of factors and risks, many of which may be beyond our control. First, we must successfully identify commercial quantities of oil and gas. The exploration and development of an oil and gas deposit can be affected by a number of factors which are beyond the operator’s control, such as:

•	unexpected or unusual geological conditions;

•	the recoverability of the oil and gas on an economic basis;

•	the availability of infrastructure, equipment and personnel to support operations;

•	local and global oil prices; and

•	government regulation and legal uncertainties.

The company’s activities can also be affected by a number of hazards, such as:

•	labour disputes;

•	natural phenomena, such as bad weather and earthquakes;

•	operating hazards, such as fires, explosions, blow-outs, pipe failures and casing collapses; and

•	environmental hazards, such as oil spills, gas leaks, ruptures and discharges of toxic gases.

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

Risk of Social, Economic and Legal Instability

The political institutions in the countries which comprise the former Soviet Union have recently become more fragmented, and the economic institutions of many of these countries have only recently converted to a market economy from a planned economy. New laws have been introduced, and the legal and regulatory regimes in such regions are often vague, containing gaps and inconsistencies, and are constantly subject to amendment. Application and enforceability of these laws may also vary widely from region to region within these countries. Due to this instability, former Soviet Union countries are subject to certain additional risks including the following:

•	uncertainty as to the enforceability of contracts;

•	sudden or unexpected changes in demand for crude oil and or natural gas;

•	the lack of trained personnel; and

•	the lack of equipment and services and the presence of other factors that could significantly change the economics of production.

In early 2002, the Georgian government requested assistance from the United States to combat terrorism in the Pankisi Gorge, a region of Georgia bordering the separatist Chechnya region of Russia. Social, economic and legal instability have accompanied these changes due to many factors which include:

•	low standards of living;

•	high unemployment;

•	undeveloped and constantly changing legal and social institutions; and

•	conflicts within and with neighbouring countries.

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

Tax Risks in the Former Soviet Union

Countries in the former Soviet Union frequently add to or amend existing taxation policies in reaction to economic conditions including state budgetary and revenue shortfalls. Since we are dependent on international operations, specifically those in Georgia, we may be subject to changing taxation policies including the possible imposition of confiscatory excess profits, production, remittance, export and other taxes. While we are not aware of any recent or proposed tax changes which could materially adversely affect our operations, such changes could occur although we have negotiated economic stabilization clauses in our production sharing agreements in Georgia and all current taxes are payable from the State’s share of petroleum produced under the production sharing contracts.

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

Changes in the Market Price of Oil and Gas

Prices for oil and natural gas and their refined products are subject to wide fluctuations in response to a number of factors which are beyond CanArgo’s control, including:

•	global changes in the supply and demand for oil and natural gas;

•	actions of the Organization of Petroleum Exporting Countries;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political conditions in the Middle East and elsewhere; and

•	overall global and regional economic conditions.

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

Oil and Gas Production Could Vary Significantly From Reserve Estimates

Oil and natural gas reserves and their values as determined by petroleum engineers are estimates only. Proved oil and gas reserves are the estimated quantities of natural gas and crude oil reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. These estimates are based on professional judgments about a number of elements:

•	the amount of recoverable crude oil and natural gas present in a reservoir;

•	the costs that will be incurred to produce, transport and market the crude oil and natural gas; and

•	the rate at which production will occur.

Reserve estimates are also based on evaluations of geological, engineering, production and economic data. The data can change over time due to, among other things:

•	additional development activity;

•	evolving production history; and

•	changes in production costs, market prices and economic conditions.

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

Oil and Gas Operations are Subject to Extensive Governmental Regulation

Governments at all levels, national, regional and local, regulate oil and gas activities extensively. We must comply with laws and regulations which govern many aspects of our oil and gas business, including:

•	exploration;

•	development;

•	production;

•	refining;

•	marketing;

•	transportation;

•	occupational health and safety;

•	labour standards; and

•	environmental matters.

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

PART II

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby amended and restated in full as follows:

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Qualifying Statement With Respect To Forward-Looking Information and Risks

THE FOLLOWING INFORMATION CONTAINS FORWARD-LOOKING INFORMATION. See “Qualifying Statement With Respect To Forward-Looking Information” above and “Forward-Looking Statements” below. Our activities and investments in our common stock involve a high degree of risk. Each of the risks in Item 1 “Business- Risks Associated with CanArgo’s Activities” may have a significant impact on our future financial condition and results of operations.

General

We are an independent energy company engaged in operations located primarily in countries comprising the former Soviet Union involving the acquisition, exploration, development, production and marketing of crude oil and, to a lesser extent, natural gas. Our principal means of growth has been through the acquisition and subsequent development and exploitation of producing oil and gas properties by means of entering into production sharing arrangements with governmental or local oil companies. As a result of our historical exploration and acquisition activities, we believe that we have a substantial inventory of exploitation and development opportunities, the successful completion of which is critical to the maintenance and growth of our current production levels. We have incurred net losses in the last five years, and there can be no assurance that operating income and net earnings will be achieved in future periods. Our financial results depend upon many factors, particularly the following factors which most significantly affect our results of operations:

•	the sales prices of crude oil and, to a lesser extent, natural gas;

•	the level of total sales volumes of crude oil and, to a lesser extent, natural gas;

•	the availability of, and our ability to raise additional, capital resources and provide liquidity to meet cash flow needs; and

•	the level and success of exploration and development activity.

Reserves and Production Volumes

Year end gross total proved oil reserves at the Ninotsminda Field were 6.762 million barrels (MMbbl) up 63% from 2002’s 4.15 MMbbl. Over the same period, gross total proved natural gas reserves, on an energy equivalent basis, decreased from 1.34 million barrels of oil equivalent (MMboe) to 0.51 MMboe.

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

Because our proved reserves will decline as crude oil, and, to a lesser extent, natural gas and natural gas liquids are produced (since our natural gas and natural gas liquid production is currently incidental to our crude oil production), unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects. For more information on the volumes of crude oil, natural gas liquids and natural gas we have produced during 2001, 2002 and 2003, please refer to the information under the caption “Results of Operations” below.

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

We have budgeted $6.4 million for drilling expenditures in 2004. If crude oil and, to a lesser extent, natural gas prices return to depressed levels or if our production levels continue to decrease, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see “Liquidity and Capital Resources”.

Recent Acquisitions of Interests

In December 2003, CanArgo announced details of the acquisition of oil and gas interests in Kazakhstan which were previously owned by the UK public company Atlantic Caspian Resources plc (“ACR”). We intend to acquire these interests through a newly established associated company, Tethys Petroleum Investments Limited (“TPI”) which will acquire ACR’s 70% interest in BN Munai LLP (“BNM”), a Kazakh limited liability partnership on certain conditions being satisfied. BNM’s interests centre on the Akkulkovsky exploration area and the Kyzyloy Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. Registration of the TPI interest in BNM is underway and should be completed in early 2004. The licence position with regard to the Akkulkovsky exploration area is currently subject to review by the Kazakh authorities and further negotiation is required to secure this. The consideration for the acquisition involves ACR taking a fully paid 10% interest in TPI, but with no cash consideration from CanArgo. We will operate TPI, however it is intended that the further development of TPI will be primarily funded by third party investment. We expect to retain a significant minority shareholding in TPI. Under ACR’s ownership BNM have drilled two deep exploration wells in the Akkulkovsky area over the past three years, both of these wells being plugged and abandoned with hydrocarbon shows. However, CanArgo believe that the short term potential may lie in the shallower Kyzyloy Gas Field. This is a discovered shallow gas field, located approximately 35 km from the main Bukhara – Urals gas pipeline system, and close to the Bazoy gas storage and compression facility. Additional shallow gas indicators are apparent on seismic data, which potentially could be added to any development of the Kyzyloy Field.

In February 2004, CanArgo announced that it has obtained Georgian State regulatory approval to an agreement to obtain 50% of the Contractor’s interest in the Samgori PSC in Georgia and a 50% interest in the licence holder for Block XIB covering the Samgori Oil Field. Regulatory approval was a key condition to the agreement and the other conditions are expected to be satisfied in due course.

This interest is being acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil. Under the terms of the agreement, up to 10 horizontal wells will be drilled on the Samgori Field, which is the largest oilfield discovered to date in Georgia and lies adjacent to CanArgo’s Ninotsminda Field. Samgori has produced over 180 million barrels (MMbbl) of oil to date at rates up to 70,000 barrels of oil per day (bopd).

The Samgori Field complex was discovered in 1974 and produces from the same Middle Eocene sequence as the Ninotsminda Field. Current production from the Field is approximately 700 bopd. We will be entitled to an immediate share of this production upon completion of the farm-in agreement. In addition, Block XIB which covers an area of approximately 169,514 acres (634 km2) contains several identified prospects and discoveries in other horizons, notably the Upper Eocene and Cretaceous. As part of the farm-in terms, we will be obliged to fund 100% of the cost of the first horizontal well section to be drilled on the Samgori Field, the anticipated cost of this well is $1.2 million. Thereafter, it is anticipated that up to a further ten horizontal development wells will be drilled on the Samgori complex over the next three years which will be funded jointly by CanArgo and GOSL pro rata their interest in the PSC.

While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, CanArgo cannot provide assurance that:

•	funding of a Field development plan will be timely;

•	that the development plan will be successfully completed or will increase production; or

•	that Field operating revenues after completion of the development plan will exceed operating costs.

To pursue existing projects beyond CanArgo’s immediate development plan and to pursue new opportunities, CanArgo will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in CanArgo’s projects. Based on CanArgo’s past history of raising capital and continuing discussions, management believes that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming and we are unable to sell some or all of our non-core assets, or, if sold, such sales realize insufficient proceeds, further cost reductions and additional funding will be required in order for us to remain a going concern.

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

Availability of Capital

As described more fully under “Liquidity and Capital Resources” below, our sources of capital are primarily cash on hand, cash from operating activities, project financing, debt financing, the participation of other oil and gas entities in our projects, funding from the sale of our equity securities under a Standby Equity Distribution Agreement with Cornell Capital (the “Cornell Equity Facility”) described below, and the proceeds from the sale of certain assets. We may also attempt to raise additional capital through the issuance of debt or equity securities although no assurances can be made that we will be successful in any such efforts.

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

Liquidity and Capital Resources

General

The crude oil and natural gas industry is a highly capital intensive and cyclical business. Our current capital requirements are driven principally by our obligations to fund the following costs:

•	the development of existing properties, including drilling and completion costs of wells; and

•	acquisition of interests in crude oil and natural gas properties.

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

Certain Asset Sales

In September 2003, CanArgo announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company (“BOC”), the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw (“FOB”), CanArgo’s wholly owned subsidiary which holds its 45% interest in BOC, was sold for $1,000,000 payable in eight equal tranches. The buyer has also acknowledged BOC’s debts to CanArgo for earlier loans in the total amount of $160,000. On November 10, 2003 CanArgo announced that the full payment had been received early and that CanArgo’s interest in FOB had been transferred to the buyer. Management has concluded that the sale of our interest in BOC does not constitute the disposition of a material asset of the Company.

In 2003, CanArgo signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000, the unit was shipped to the US for testing. The test is due to be completed in the near future at which time the generator will be delivered to the buyer following receipt of the final payment.

Cornell Equity Facility

In December 2003, CanArgo announced that it had signed a Standby Equity Distribution Agreement that allowed it, at its option, to issue shares to US-based investment fund Cornell Capital Partners LP (“Cornell Capital”) up to a maximum value of $6 million. Under the terms of the Agreement, CanArgo could, at its discretion, issue shares to Cornell Capital at any time over the next two years. The maximum aggregate amount of the equity placements pursuant to the Agreement was $6 million. Subject to this limitation, CanArgo could draw down up to $200,000 in any seven-day period (a “Put”). The facility could be used in whole or in part entirely at CanArgo’s discretion, subject to effective registration of the shares under the Securities Act of 1933, as amended (“Securities Act”). Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Average Price (‘VWAP’) of CanArgo common shares traded on each of the five days following a drawdown notice by CanArgo. A commission of 5% would apply to each issue of CanArgo shares under the Agreement and would be payable to Cornell Capital at the time of issue. The net effect of the 5% commission and the 3% discount is that Cornell Capital would pay 92.15% of the applicable lowest weighted price for each share of the company’s common stock. The shares to be issued to Cornell Capital would be “restricted securities” as defined in rule 144 under the Securities Act. We agreed to prepare and file a registration statement under the Securities Act registering the shares to be issued under the facility for resale under such Act. This facility was terminated on February 11, 2004 when we entered into a further standby equity distribution agreement with Cornell (“New Cornell Facility”). No funds had been drawn down under the original facility when it was terminated.

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

		December 31,
Expenditure category:	2003	2002	2001
Development	$5,200,614	$543,280	$2,054,989
Exploration	324,467	12,167,238	5,851,306
Facilities and other	412,772	(1,975,366)	(1,589,908)
Total	5,937,853	10,735,152	6,316,376

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

Sources of Capital

The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

	2003	December 31, 2002	2001
Net cash generated (used in) operating activities	$4,430,921	$1,634,629	$(6,287,721)
Net cash used in investing activities	(3,883,233)	(8,431,282)	(12,388,739)
Net cash provided in financing	1,529,791	3,174,870	3,085,563
Net cash flows from assets and liabilities held for sale	(190,227)	(683,308)	(8,215,666)
Total	1,887,252	(4,305,091)	(23,806,563)

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

Prepayments increased from $212,000 at December 31, 2002 to $962,000 at December 31, 2003 as a result of prepayment for materials and services related to CanArgo’s exploration activities to be transferred to capital assets upon receipt. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products operations, a 3-megawatt duel fuel power generator, the assets of the refinery and the capital assets of the Bugruvativske Field project, decreased by $2,907,000 to $10,346,000 at December 31, 2003 from $13,253,000 at December 31, 2002 primarily due to a net write-down of $4,126,151 in 2003 of which $4,790,727 represented the write down of unproved oil and gas properties to reflect the estimated recoverable amount from the disposal of our interest in the Bugruvativske Field following an approved plan to sell our interest in the project and $667,576 represented a gain on disposal from the sale of CanArgo’s interest in the Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske oilfield. This was partially offset by activity at CanArgo Standard Oil Products relating to the addition of new petrol stations in Georgia.

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

Investments in and advances to oil and gas and other ventures, net deceased from $459,000 at December 31, 2002 to $75,000 at December 31, 2003. The decrease reflects our announcement in 2003, that we had reached conditional agreement to sell our interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw, CanArgo’s wholly owned subsidiary which holds our 45% interest in Boryslaw Oil Company, was sold for $1,000,000 payable in eight equal tranches. Payment in full was received in December 2003.

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

Ninotsminda Oil Company generated $7,881,000 of oil and gas revenue in the year ended December 31, 2003 compared with $4,163,000 for the year ended December 31, 2002 due to higher volume of sales resulting from increased production from the successful horizontal wells completed in 2003 and a higher average net sales price achieved in 2003. Its net share of the 695,174 barrels (273 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 451,863 barrels. In 2003, 64,142 barrels of oil were added to storage. For the year ended December 31, 2002, Ninotsminda Oil Company’s net share of the 292,289 barrels (801 barrels per day) of gross oil production was 189,988 barrels. The increase in production is due to the successful horizontal development wells completed at the Ninotsminda Field in 2003.

Ninotsminda Oil Company’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during 2003 averaged $20.07 per barrel as compared with an average of $17.09 per barrel in 2002. Its net share of the 108,630 thousand cubic feet (mcf) of gas delivered was 70,610 mcf at an average net sale price of $1.25 per mcf of gas. For the year ended December 31, 2002, Ninotsminda Oil Company’s net share of the 212,499 mcf of gas delivered was 138,124 mcf at an average net sales price of $1.25 per mcf of gas.

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

During 2003, CanArgo also announced it had reached conditional agreement to sell its interest in Boryslaw Oil Company, the joint venture in West Ukraine currently operating the Stynawske Oil Field. Fountain Oil Boryslaw, CanArgo’s wholly owned subsidiary which holds our 45% interest in Boryslaw Oil Company, was sold for $1,000,000 and a gain on disposal of $665,000 was also recorded in gain on disposition of investments during the period.

CanArgo recorded net other expenses of $605,000 for the year ended December 31, 2003, as compared to net other expense of $576,000 during the year ended December 31, 2002. The increase is primarily due to foreign exchange translation losses during 2003 partially offset by CanArgo’s adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio in 2002, and a bad debt allowance of $275,000 being recorded in 2002.

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

The cumulative effect of change in accounting principle of $41,290 at December 31, 2003 relates to the adoption of FASB Statement No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”) on January 1, 2003. SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset’s useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption, no retroactive restatement is permitted.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

CanArgo recorded operating revenue of $5,486,000 during the year ended December 31, 2002 compared with $4,575,000 for the year ended December 31, 2001. The increase is primarily attributable to other revenue, representing provision of drilling services in Georgia.

Ninotsminda Oil Company generated $4,163,000 of oil and gas revenue in the year ended December 31, 2002 compared with $3,967,000 for the year ended December 31, 2001 due principally to a lower average net sales price achieved in 2002. Its net share of the 292,289 barrels (801 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 189,988 barrels. In 2002, 44,483 barrels of oil were removed from storage and sold. For the year ended December 31, 2001, Ninotsminda Oil Company’s net share of the 413,724 barrels (1,133 barrels per day) of gross oil production was 247,179 barrels. The decline in production is due to limited workover investment resulting in a natural reservoir rate of decline.

Ninotsminda Oil Company’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda oil sold during 2002 averaged $17.09 per barrel as compared with an average of $19.43 per barrel in 2001. Its net share of the 212,499 thousand cubic feet

(mcf) of gas delivered was 138,124 mcf at an average net sale price of $1.25 per mcf of gas. For the year ended December 31, 2001, Ninotsminda Oil Company’s net share of the 1,110,390 mcf of gas delivered was 721,754 mcf at an average net sales price of $1.14 per mcf of gas. Gas deliveries for the year ended December 31, 2002 declined significantly due to lower oil and gas production and the temporary shutdown by AES of its thermal power generating station following an accident at the facility. Although AES has now re-opened, CanArgo has not sold any further gas to AES since their demand for gas was too great for CanArgo to meet from production.

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

CanArgo recorded net other expenses of $576,000 for the year ended December 31, 2002, as compared to net other income of $525,000 during the year ended December 31, 2001. This is primarily due to CanArgo’s adjusted interest in its share of the carrying net asset value of its subsidiary CanArgo Norio Limited (Norio) giving rise to a non-operating loss of $444,000, in accordance with the application of SAB 51, following agreement with the minority shareholders on the finalization of respective equity interest in Norio. Additional movements are explained by lower cash balances in 2002, an allowance for doubtful accounts of $275,000 from previous gas sales, and a bad debt write-off of $93,000 relating to the provision of drilling services in Georgia.

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

During 2001, Georgian American Oil Refinery (“GAOR”) was producing operating losses. Only naphtha, diesel and mazut can be produced and of these products, an excise tax on both naphtha and diesel sales remains in place. In the fourth quarter 2001, GAOR deemed the production of naphtha as commercially uneconomic and suspended refining activity. In 2002, GAOR entered into a short-term lease of the refinery to a third party for nominal revenue. During the lease period, all operating costs of the refinery were borne by the lessee. This lease expired in May 2002 and has not been renewed. In 2003, CanArgo approved a plan to dispose of its interest in GAOR.

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

In September 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) with a wholly owned subsidiary of Georgian Oil. CanArgo Norio had previously been in negotiations with a large third party energy company to farm-in to the Norio PSA, but Georgian Oil exercised its pre-emption rights under the Norio PSA. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to US$ 2.0 million to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the “Option”) exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6.5 million. The well was suspended in 2002 due to lack of available funding at that time. Drilling recommenced on the well in December 2003 and the current depth is approximately 4,200 meters. It is expected that the well will be finished within three months.

Co-incident with the Georgian Oil farm-in, CanArgo concluded a deal to purchase some of the minority interests in CanArgo Norio by a share swap for shares in CanArgo. Through this CanArgo has acquired an additional 10.8% interest in CanArgo Norio, giving CanArgo a 75% interest in CanArgo Norio at present. This approximately maintains CanArgo’s effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at 63.7%. The purchase was achieved by issuing 6 million restricted CanArgo shares to the minority interest holders in CanArgo Norio. 4.0% of these minority interests were owned by Provincial Securities Limited, a company which J.F. Russell Hammond, a non-executive director of CanArgo, is an Investment Advisor. In the event that Georgian Oil exercises the Option and pays the required $6.5 million, CanArgo (which would have received some $4.8 million of this payment with its previous interest) would receive a further $1.2 million, resulting in a total payment to CanArgo of approximately $6 million. If the Option is exercised CanArgo would issue a further 3 million restricted shares to the minority interest holders.

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

On July 2, 2003 CanArgo announced that its subsidiary CanArgo Norio had entered into a new Production Sharing Contract (PSC) for Blocks XIG and XIH (Mtskheta, Tetritskaro and Gardabani areas), named the “Tbilisi PSC” in the Republic of Georgia. The licence was subsequently issued on 9 July 2003 for a period of 25 years. These areas are located adjacent to CanArgo’s existing acreage close to Tbilisi and cover in total approximately 119,843 acres (485 km2). Under the terms of the Tbilisi PSC, CanArgo Norio will evaluate existing seismic and geological data during the first year and acquire additional seismic data within four years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next four years is $350,000. The commercial terms of the Tbilisi PSC are similar to those governing CanArgo Norio’s other exploration areas.

The following table sets forth information concerning the amounts of payments due under specified contractual obligations for periods of less than one year, one to three years, three to five years and more than five years as at December 31, 2003.

	Due in less	Due in 1 to 3	Due in 3 to 5	Due in more than 5
Contractual Obligations	than 1 year	years	years	years
Operating lease obligations	$261,400	683,183	440,000	220,000
Loans payable	102,179
Other long-term liabilities (1)	—	—	—	152,000

	$363,579	683,183	440,000	372,000

(1)	Other long-term liabilities represent costs provided for future site restoration.

(2)	CanArgo has no contractual obligations in respect of long-term debt, capital leases or purchase obligations.

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

Critical Accounting Policies

Natural Gas and Oil Properties

We utilize the full cost method of accounting for costs related to our natural gas and oil properties. We review the carrying value of our natural gas and oil properties under the full cost accounting rules of the SEC. Under these rules, all such costs (productive and non-productive) are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs are subject to a ceiling test, however, which limits such pooled costs to the aggregate of the present value of future net revenues attributable to proved gas and oil reserves discounted at 10 percent plus the lower of cost or market value of unproved properties. If the net capitalized costs of natural gas and oil properties exceed the ceiling, we will record a ceiling test write-down to the extent of such excess. A ceiling test write-down is a non-cash charge to earnings. If required, it reduces earnings and impacts shareholders’ equity in the period of occurrence and results in lower depreciation, depletion and amortization expense in future periods. The write-down may not be reversed in future periods, even though higher natural gas and oil prices may subsequently increase the ceiling.

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

Concentration of Credit Risk

Although CanArgo’s cash and temporary investments and accounts receivable are exposed to potential credit loss, CanArgo does not believe such risk to be significant. Even though a substantial amount of funds were in accounts at financial institutions which were not covered under bank guarantees, management does not believe that maintaining balances in excess of bank guarantees resulted in a significant risk to the Company.

Foreign Operations

CanArgo’s future operations and earnings will depend upon the results of CanArgo’s operations in the Republic of Georgia. There can be no assurance that CanArgo will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the CanArgo’s financial position, results of operations and cash flows. Also, the success of CanArgo’s operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since CanArgo is dependent on international operations, specifically those in the Republic of Georgia, CanArgo will be subject to various additional political, economic and other uncertainties. Among other risks, CanArgo’s operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.

New Accounting Standards

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company’s financial condition, results of operations or cash flows.

The Company does not have an interest in any special purpose entity that is required to be consolidated under FIN 46. The Company’s is currently evaluating its involvement in other entities pursuant to the revised guidance; however, the Company does not anticipate a significant effect as a result of its application.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classification and measurement by an issuer of certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). Many of those instruments were previously classified as equity. This Statement also addresses questions about the classification of certain financial instruments that embody obligations to issue equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except as it relates to consolidated limited-life subsidiaries. The FASB indefinitely deferred the effective date of this statement as it relates to certain mandatory redeemable non-

controlling interests in consolidated limited-life subsidiaries. The adoption of the effective provisions of SFAS No. 150 did not have a material impact on the Company’s results of operations or financial position.

On December 17, 2003, the Staff of the Securities and Exchange Commission (or SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21,Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

Management has been made aware of a reporting issue regarding the application of provisions of SFAS 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS 142 requires registrants to reclassify costs associated with mineral rights, including both proved and unproved leasehold acquisition costs, as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs. Historically, the Company’s and other oil and gas companies have included the cost of these oil and gas leasehold interests as part of oil and gas properties and provided the disclosures required by SFAS No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). Also under consideration is whether SFAS 142 requires registrants to provide the additional disclosures prescribed by SFAS 142 for intangible assets for costs associated with mineral rights.

The Emerging Issues Task Force (“EITF”) has recently decided to consider this issue. If the EITF determines that SFAS 142 requires the Company to reclassify costs associates with mineral rights from property and equipment to intangible assets, the Company currently believes that its results of operations and financial condition would not be materially affected, since such intangible assets would continue to be depleted and assessed for impairment in accordance with existing full cost accounting rules and impairment standards. In addition, cost associated with mineral rights would continue to be characterized as oil and gas property costs in the Company’s required disclosures under SFAS 69.

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

CanArgo Energy Corporation
(Registrant)

Date: August 31, 2004	By: /s/ Vincent McDonnell

Chief Financial Officer