Form 10-Q
period 2004-09-30
CANARGO ENERGY CORP
filed 2004-11-17
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0001-32145

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)

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

The number of shares of registrant’s common stock outstanding on November 16, 2004 was 195,132,089.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Cash and cash equivalents	$34,306,945	$3,472,252
Accounts receivable	32,021	161,772
Inventory	166,379	468,793
Prepayments	950,383	961,588
Assets held for sale	12,022,788	10,346,077
Other current assets	898,354	206,532

Total current assets	$48,376,870	$15,617,014
Capital assets, net (including unevaluated amounts of $30,267,886 and $25,937,794 respectively)	69,561,767	57,668,233
Other Intangible assets	433,376	—
Investments in and advances to oil and gas and other ventures – net	15,610	75,000

Total Assets	$118,387,623	$73,360,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$2,008,301	$483,282
Advance from joint venture partner	—	773,146
Loans payable	1,500,000	102,179
Other liabilities	6,244,576	5,473,823
Income taxes payable	10,500	97,500
Accrued liabilities	700,595	349,487
Liabilities held for sale	5,664,693	4,447,706

Total current liabilities	$16,128,665	$11,727,123
Long term debt	748,878	—
Provision for future site restoration	162,500	152,000

Total Liabilities	17,040,043	11,879,123

Minority interest in subsidiaries	2,929,616	4,772,683
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.10; authorized - 300,000,000 shares; shares issued and outstanding - 195,132,089 at 2004 and 105,617,988 at 2003	19,513,208	10,561,798
Capital in excess of par value	184,495,890	146,401,804
Deferred compensation expense	(3,171,026)	—
Accumulated other comprehensive income (deficit)	163,768	(146,463)
Accumulated deficit	(102,583,876)	(100,108,698)

Total stockholders’ equity	$98,417,964	$56,708,441

Total Liabilities and Stockholders’ Equity	$118,387,623	$73,360,247

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations

	Three Months Ended September, 30		Nine Months Ended September, 30
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,007,838	$2,468,029	$7,446,862	$5,271,874
Other	—	26,000	—	223,608

	2,007,838	2,494,029	7,446,862	5,495,482

Operating Expenses:
Field operating expenses	457,663	384,954	1,690,623	1,082,929
Direct project costs	591,454	266,378	1,218,589	690,508
Selling, general and administrative	1,602,983	503,328	3,728,290	1,908,212
Non cash stock compensation expense	158,446	—	158,446	276,507
Depreciation, depletion and amortization	458,833	1,064,489	2,265,878	2,360,280
Impairment of oil and gas properties	64,552	—	64,552	—
Impairment of oil and gas ventures	75,000	—	75,000	—
(Gain) loss on disposition of subsidiary	—	—	(335,014)	—

	3,408,931	2,219,149	8,866,364	6,318,436

Operating Loss from Continuing Operations	(1,401,093)	274,880	(1,419,502)	(822,954)

Other Income (Expense):
Interest, net	(408,259)	(15,168)	(664,645)	(21,047)
Other	(834,521)	(74,832)	(933,241)	(86,162)
Equity income from investments	—	86,059	—	129,089

Total Other Income (Expense)	(1,242,780)	(3,941)	(1,597,886)	21,880

Loss from Continuing Operations Before Minority Interest and Taxes	(2,643,873)	270,939	(3,017,388)	(801,074)
Minority interest in loss (income) of consolidated subsidiaries	(301)	—	—	23

Loss from Continuing Operations	(2,644,174)	270,939	(3,017,388)	(801,051)
Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	95,384	42,779	542,210	62,681

Income (Loss) Before Cumulative Effect of Change in Accounting Principle	(2,548,790)	313,718	(2,475,178)	(738,370)
Cumulative effect of change in accounting principle	—	—	—	41,290

Net Income (Loss)	$(2,548,790)	$313,718	$(2,475,178)	$(697,080)

Weighted average number of common shares outstanding
- Basic	120,589,698	99,117,076	113,468,383	97,949,613

- Diluted	120,589,698	102,675,849	113,468,383	97,949,613

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.02)	$0.00	$(0.03)	$(0.01)
- from discontinued operations	$0.00	$0.00	$0.00	$0.00
- cumulative effect of change in accounting principle, net of Income tax	$—	$—	$—	$0.00

Basic Net Income (Loss) Per Common Share After Cumulative Effect of Change in Accounting Principle	$(0.02)	$0.00	$(0.02)	$(0.01)

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.02)	$0.00	$(0.03)	$(0.01)
- from discontinued operations	$0.00	$0.00	$0.00	$0.00
- cumulative effect of change in accounting principle, net of Income tax	$—	$—	$—	$0.00

Diluted Net Income (Loss) Per Common Share After Cumulative Effect of Change in Accounting Principle	$(0.02)	$0.00	$(0.02)	$(0.01)

Other Comprehensive Income:
Foreign currency translation	90,708	11,811	310,231	(12,270)

Comprehensive Income (Loss)	$(2,458,082)	$325,529	$(2,164,947)	$(709,350)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows

	Nine Months Ended September, 30
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities:
Loss from continued operations	(3,017,388)	(801,051)
Non-cash stock compensation expense	158,446	276,507
Non-cash interest expense and amortization of debt discount	619,781	—
Non-cash debt extinguishment expense	349,923	—
Common stock issued for services	17,280	—
Depreciation, depletion and amortization	2,265,878	2,360,280
Impairment of oil and gas properties	64,552	—
Impairment of oil and gas ventures	75,000
Equity income from investments	—	(129,089)
Gain on disposition of subsidiary	(335,014)	—
Minority interest in loss of consolidated subsidiaries	—	(23)
Changes in assets and liabilities:
Accounts receivable	129,751	72,991
Inventory	302,414	(103,827)
Prepayments	27,245	13,516
Other current assets	(695,807)	(10,524)
Accounts payable	341,006	(259,855)
Deferred revenue	(899,247)	750,000
Income taxes payable	(87,000)	—
Accrued liabilities	271,108	(16,276)

Net cash generated by operating activities	(412,071)	2,152,649

Investing activities:
Capital expenditures	(7,387,430)	(3,199,974)
Proceeds from disposition of subsidiary	250,001	—
Investments in oil and gas and other ventures	(15,610)	—
Repayments from oil and gas and other ventures	—	124,928
Advance proceeds from the sale of CanArgo Standard Oil Products	1,670,000	1,300,000
Advance proceeds from the sale of CanArgo Petroleum Refining Limited	—	300,000
Change in non cash working capital items	363,469	(213,260)

Net cash used in investing activities	(5,119,570)	(1,688,306)

Financing activities:
Proceeds from sale of common stock	37,999,516	—
Share issue costs	(2,817,179)	—
Deferred offering costs	(433,376)	—
Repayment of minority interest	—	53,619
Advances from joint venture partner	290,000	533,750
Payments of joint venture obligations	(1,063,146)	—
Repayment of loans	(1,408,179)	—
Proceeds from loans	3,806,000	167,536

Net cash provided by financing activities	36,373,636	754,905
Net cash flows from assets and liabilities held for sale	(7,301)	(126,632)

Net increase in cash and cash equivalents	30,834,693	1,092,616
Cash and cash equivalents, beginning of period	3,472,252	1,598,304

Cash and cash equivalents, end of period	$34,306,945	$2,690,920

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1.	Basis of Presentation

The interim consolidated condensed financial staements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, in addition to recognising stock compensation expense, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

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

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the nine month period ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net Income (Loss) as reported	$(2,475,178)	$(697,080)
Add: Stock-based compensation cost, net of related tax Effects, included in the determination of net income as Reported	158,446	276,507
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	158,446	659,214

Pro forma net Income (Loss)	$(2,475,178)	$(1,079,787)

Loss per share
Basic and diluted – as reported	(0.02)	(0.01)
Basic and diluted – pro forma	(0.02)	(0.01)

The following table illustrates the effect on net income and net income per share if the fair value based method had been applied to all outstanding and unvested awards for the three month period ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Net Loss as reported	$(2,548,789)	$313,718
Add: Stock-based compensation cost, net of related tax Effects, included in the determination of net income as Reported	158,446	—
Less: Stock-based compensation cost, net of related tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	158,446	127,569

Pro forma net Loss	$(2,548,789)	$186,149

Loss per share
Basic and diluted – as reported	(0.02)	(0.00)
Basic and diluted – pro forma	(0.02)	(0.00)

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

The Company classifies the cost of oil and gas mineral rights as properties and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, certain costs would need to be reclassified from properties and equipment to intangible assets on our consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

In September 2004, the SEC issued SAB No. 106 regarding the application of SFAS No. 143 by oil and gas producing entities that follow the full cost accounting method. SAB No. 106, effective in the fourth quarter of 2004, states that after adoption of SFAS No. 143, the future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet should be excluded from the present value of estimated future net cash flows used for the full cost ceiling test calculation. It also confirms that the estimated dismantlement and abandonment costs, net of estimated salvage values, should be included in amortizable base used in computing unit-of-production depletion. This standard will also require companies to disclose in the accounting impact of SFAS No. 143 on their oil and gas producing activities, including the calculation of the ceiling test and depreciation, depletion and amortization. The Company currently does not expect the adoption of SAB No. 106 in the fourth quarter of 2004 to have any material impact on its financial statements, nor does it expect adoption to have a material effect on the results of the ceiling test calculation.

3.	Asset Retirement Obligations

On January 1, 2003 we adopted FASB Statement No. 143 Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 requires companies to record the discounted fair value of a liability for an asset retirement obligation in the period in which the liability is incurred concurrent with an increase in the long-lived assets carrying value. The increase and subsequent adjustments in the related long-lived assets carrying value is amortised over its useful life. Upon settlement of the liability a gain or loss is recorded for the difference between the settled liability and the recorded amount. The discount associated with the liability is accreted into income over the related asset’s useful life. Upon adoption of this standard an entity is required to record the fair value of its existing asset retirement obligations as if the liabilities had been initially accounted for in accordance with SFAS 143 using assumptions present at the date of adoption. The income statement effect of the treatment is recorded as a cumulative effect in accounting principle in the period of adoption; no retroactive restatement is permitted. During 2003, we recorded a credit to income for the cumulative effect of change in accounting principle of $41,290, increased long-term liabilities to recognise its total obligation and increased net capital assets in accordance with the provisions of SFAS No. 143 to the amount of $82,000. No deferred tax expense has been recognised on the SFAS 143 credit as the group is in a net deferred tax asset position against which full allowance has been made as it is considered more likely than not that the deferred tax asset will not be realised. There was no impact on our cash flows as a result of adopting SFAS No. 143. The asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $162,500 at September 30, 2004. The pro-forma amounts assuming the new method of determination under SFAS 143 were not materially different to the amounts shown in the income statement and the balance sheet for the prior year.

4.	Foreign Operations

Our current and future operations and earnings depend upon the results of our operations primarily in the Republic of Georgia. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.

5.	Accounts Receivable

Accounts receivable at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Accounts Receivable before allowance for doubtful debts	$761,547	$983,693
Allowance for doubtful debts	(729,526)	(821,921)

	$32,021	$161,772

Bad debt expense for both the nine month period ended September 30, 2004 and 2003 was $0.

6.	Inventory

Inventory at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Crude oil	$166,379	$468,793

7.	Capital Assets

Capital assets, net of accumulated depreciation and impairment, include the following at September 30, 2004 (Unaudited):

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$52,436,260	$(22,816,427)	$29,619,833
Unproved properties	30,267,886	—	30,267,886

	82,704,146	(22,816,427)	59,887,719

Property and Equipment
Oil and gas related equipment	13,974,168	(4,580,201)	9,393,967
Office furniture, fixtures and equipment and other	971,110	(691,029)	280,081

	14,945,278	(5,271,230)	9,674,048

	$97,649,424	$(28,087,657)	$69,561,767

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2003 (Audited):

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$44,327,133	$(21,084,230)	$23,242,903
Unproved properties	25,937,794	—	25,937,794

	70,264,927	(21,084,230)	49,180,697

Property and Equipment
Oil and gas related equipment	12,350,840	(4,240,698)	8,110,142
Office furniture, fixtures and equipment and other	1,235,876	(858,482)	377,394

	13,586,716	(5,099,180)	8,487,536

	$83,851,643	$(26,183,410)	$57,668,233

Unproved property additions relate to our exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment, all of which are located in the Republic of Georgia.

“Property and Equipment, Oil and gas related equipment” includes drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field.

8.	Other intangible assets

Other intangible assets represent the external costs incurred as at September 30, 2004 in respect of raising future capital funds pursuant to a Standby Equity Distribution Agreement dated as of February 11, 2004 with Cornell Capital Partners, L.P. as described in in a Registration Statement on Form S-3 originally filed with the SEC on May 6, 2004 (Reg. No. 333-115261). Such fund raising is contingent upon the Registration Statement being declared effective by the SEC. Should such fund raising be successful then these costs will be allocated to additional paid in capital to effectively reduce the proceeds received as a result of draw downs under the Standby Equity Distribution Agreement. Should funds not be received pursuant to the Standby Equity Distribution Agreement, these costs would be expensed to the income statement immediately.

9.	Investments in and Advances to Oil and Gas and Other Ventures

Investments in and Advances to Oil and Gas and Other Ventures at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
10% interest in Caspian Sea Exploration project	$75,000	$75,000
45% interest in Kazakhstan project	15,610	—

Total Investments in and Advances to Oil and Gas and Other Ventures	$90,610	$75,000
Impairment Caspian Sea Exploration project	$(75,000)	$—

Total Investments in and Advances to Oil and Gas and Other Ventures, Net of Equity Loss and Impairment	$15,610	$75,000

In May 1998, we led a consortium which submitted a bid in a tender for two large exploration blocks in the Caspian Sea, located off the shore of the autonomous Russian Republic of Dagestan. The consortium was the successful bidder in the tender and was awarded the right to negotiate licenses for the blocks. Following negotiations, licenses were issued in February 1999 to a majority-owned subsidiary of CanArgo. During 1999 we concluded that we did not have the resources to advance this project. Accordingly, in November 1999, we reduced our interest to 9.5%. Subsequent to this, a restructuring of interests in the project took place with us increasing our interest slightly to 10%, and with Rosneft, the Russian State owned oil company, becoming the majority owner of the project with a 75.1% ownership interest. Seismic data was acquired as part of this restructuring and future plans include interpretation of this data and possible drilling. However, due to our small interest in this project and our inability to secure an effective joint operating agreement, we have had little or no control over the operator. As management does not contemplate any further investment in this project, we have fully impaired our investment in the Caspian exploration project as of September 30, 2004.

10.	Advance from Joint Venture Partner

In 2004, we received $290,000 and in 2003 we received payments in the amount of $1,427,612 from Georgian Oil in accordance with the Norio farm-in agreement. In 2003, CanArgo Norio signed a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. The farm-in agreement obligates Georgian Oil to advance us up to $2,000,000 to deepen to a planned depth of 16,400 feet (5,000 metres) the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also has an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of US$ 6,500,000. If Georgian Oil exercises this option under the farm-in agreement, it loses its rights to exercise the option Georgian Oil is entitled to under the Norio PSA itself. Of the $1,717,612 advanced to us as of September 30 , 2004 from Georgian Oil, expenditures incurred on the MK-72 well have reduced the amount due to the Joint Venture Partner to $0 at September 30, 2004.

11.	Loans Payable and Long Term Debt

Loans payable at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Short term loans payable
Loans payable	$—	$102,179

Promissory Notes	1,500,000	—

Short term loans payable	$1,500,000	$102,179

Long term debt
Long term loans with detachable warrants	$1,000,000	$—
Unamortized debt discount	(251,122)	—

Long term debt	$748,878	$—

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

In order to insure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes, we entered into a number of loan agreements as described below.

On April 26, 2004, we entered into two loan and warrant agreements, one with Salahi Ozturk in which Mr. Ozturk advanced us $1,000,000 in exchange for which we issued to Mr. Ozturk a promissory note in the amount of $1,000,000 (“Original Loan”) and the other for $306,000 with CA Fiduciary Services, Ltd Trustee for the SP525A Settlement (“CA”), for which we issued to CA a promissory note in the amount of $306,000. The notes to Mr. Ozturk and to CA bear interest at the rate of 7.5% per annum and have a term of six months. In addition to the promissory notes, we issued Mr. Ozturk a warrant to subscribe up to 1,000,000 shares of our common stock, with an exercise price of $1.00 per share and a term of five years from the date of grant and we issued to CA a warrant to subscribe up to 300,000 shares of our common stock, with an exercise price of $1.05 per share and a term of five years from the date of grant. In the event that the Company were to raise gross proceeds of at least $10 million in any future equity offering, these notes would become due and payable within seven days from the closing of the future equity offering. We granted Mr. Ozturk a lien covering 50% of the revenues of Ninotsminda Oil Company Limited, our 100% owned subsidiary company, (or its interest in the oil sales contract) as security for repayment of the note.

Under Accounting Principles Board (APB) 14: “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” we allocated the proceeds from the issuances of the promissory note and warrants based on a fair value basis of each item. The fair value of the warrants was determined to be $754,000 for the 1,000,000 warrants issued to Mr. Ozturk and $197,040 for the 300,000 warrants issued to CA and was recorded as a discount to the value of the promissory note. The discounts are being amortized to interest expense over the life of the promissory note using the effective interest method.

On August 27, 2004, we entered into an amended and restated loan and warrant agreement (“Amended Agreement”) with Mr. Ozturk, amending the loan and warrant agreement between the parties dated April 26, 2004. Under the terms of the amended loan and warrant agreement, Mr. Ozturk agreed to cancel the original warrant agreement and to advance the Company an additional $1,000,000 (“Additional Loan”) and extend the maturity date of the original loan to one year from six months. The Additional Loan is repayable two years and one day from the date of the Amended Agreement unless it has previously been converted. Corporate finance fees of $50,000 were paid in respect of the Additional Loan. Interest is payable on the Additional Loan at a rate of 7.5% per annum. The first interest payment date is December 31, 2004 and shall include rolled up interest for the period from April 26, 2004 until December 31, 2004.

The Additional Loan is convertible into shares of CanArgo Common Stock (“Conversion Stock”) at 15% above a market price of $0.60 in effect when the agreement was reached, subject to customary anti-dilution adjustments. We have the option to force conversion of the Additional Loan if our share price exceeds 160% of $0.60 (or $0.96 per share) for a period of 20 consecutive trading days. No conversion is possible for a period of one year from the date of the Amended Agreement.

In consideration for advancing funds under the Amended Agreement and the Additional Loan, we issued to Mr. Ozturk a warrant to subscribe for 2,000,000 shares of our common stock at an exercise price 5% above the market price of our common stock on the date of grant, subject to customary anti-dilution adjustments. The new warrant was issued on August 27, 2004 and is exercisable for a period of four years commencing one year from the date of the Amended Agreement. The warrants are transferable only to non-US persons and may only be exercised outside the US.

Under the provisions of Emerging Issues Task Force (“EITF”) 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, the Company has treated the Amended Agreement as extinguishment of the Original Loan due to its determination that the provisions of the Amended Agreement represented a substantial modification of terms as defined in the EITF. The result of the extinguishment was for the Company to record a loss on extinguishment in the amount of $349,923 , which represented the unamortized portion of the discount of the original loan on the date of the Amended Agreement.

The Company’s stock price at the time of the Amended Agreement was $0.51; consequently, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issuance of the Additional Loan and detachable warrants resulted in a discount being recorded in the amount of $263,786, which resulted from the relative fair value of the warrants, as determined using the black-scholes model, and will be amortized over the term of the Notes using the effective interest method. As of September 30, 2004 we had amortized $12,664 as interest expense.

As a result of our completing an equity offering on September 22, 2004, we repaid both the Original Loan to Mr. Ozturk and the CA loan on September 30, 2004. The payoff of the CA loan resulted in our expensing the remaining unamortized debt discount for that loan. On payment of the Original Loan to Mr. Ozturk, the lien covering 50% of the revenues of Ninotsminda Oil Company Limited was terminated.

On May 19, 2004, we signed a promissory note with Cornell Capital Partners, L.P. (“Cornell Capital”) whereby Cornell Capital agreed to advance us the sum of $1,500,000. This amount shall be payable on the earlier of 180 days from the date of the promissory note or within 60 days from the date that the Registration Statement on Form S-3 filed with the SEC on May 6, 2004 (Reg. No. 333-115261) is declared effective (See “Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more detailed discussion). If the promissory note is not repaid in full when due, interest shall accrue on the outstanding principal owing at the rate of 12% per annum. At Cornell Capital’s option, any such interest due shall be paid either in shares of our common stock or in cash. We paid to Cornell Capital a commitment fee of 5% of the principal amount of the promissory note which shall be set-off against the first $75,000 of fees payable by us to Cornell Capital under the Standby Equity Distribution Agreement dated February 11, 2004 (See “Liquidity and Capital Resources” below for a more detailed discussion). The promissory note will become immediately due and payable upon the occurrence of any of the following: (i) failure to pay the amount of any principal or interest when due under the promissory note; (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction filed by or against us for all or any part of our property. In the event the Registration Statement is declared effective, we will repay the promissory note by making a series of takedowns under the Standby Equity Distribution Agreement. In addition, the Company does additionally have the option at any time during the term of the promissory note to repay it in cash.

12.	Other Liabilities

Other liabilities consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Prepaid sales	$2,299,652	$3,228,899
Advanced proceeds, less costs of the sale of subsidiary	3,643,729	1,943,729
Advanced proceeds from the sale of other assets	301,195	301,195

	$6,244,576	$5,473,823

See Note 18 for details of the sale of the subsidiary classified as discontinued operation.

13.	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Professional fees	$254,750	$231,396
Oil Spillage costs	315,000	—
Other	130,845	118,091

	$700,595	$349,487

14.	Minority Interest

In September 2003, CanArgo Norio Limited (“CNL”) signed a Farm-In agreement (the “Agreement”) relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (“Georgian Oil”). Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The Agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the “Option”) exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CNL of $6,500,000.

Coincident with the Georgian Oil farm-in, we concluded a transaction to purchase some of the minority interests in CNL by a share swap for shares in CanArgo. Through this exchange we acquired an additional 10.8% interest in CNL increasing our interest to 75%. This maintains our effective interest in the Norio PSA after Georgian Oil has completed the first stage of the farm-in at approximately 63.7%. The purchase was achieved by issuing 6,000,000 restricted CanArgo shares to the minority interest holders in CNL. Of the interests in CNL, 4% were owned by Provincial Securities Limited, a company to which Mr. Russell Hammond, a non-executive director of CanArgo, is a financial advisor. Provincial Securities Limited received 2,273,523 shares of common stock in return for their interest. In the event that Georgian Oil exercises the Option and pays the required $6,500,000 to CNL we would be obligated to issue a further 3,000,000 restricted shares to the minority interest holders.

On September 30, 2004 we announced that we had increased our interest in CNL, by buying out the remaining minority shareholder in that company, NPET Oil Limited. CNL will now become a wholly owned subsidiary of CanArgo. Following completion of the Georgian Oil farm-in to the Norio PSA, CNL will hold an 85% interest in the Norio PSA. CNL also holds 100% of the contractor’s interest in the Block XIG and XIH Production Sharing Contract (“Tbilisi PSC”). This transaction has therefore increased our interest in the Norio PSA by 21.25%, and by 25% in the Tbilisi PSC. We have issued 6,000,000 restricted shares of our common stock to NPET Oil Limited in connection with this transaction. At the same time, our commitment under the Norio PSA and the original shareholders’ agreement for a bonus payment of $800,000 to be paid by us to the other shareholders should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period has terminated.

In November 2000, we completed the acquisition of a 51% interest in the Georgian American Oil Refinery (“GAOR”), a company which owns a small refinery located at Sartichala, Georgia. From that date, GAOR became a subsidiary of CanArgo and its results have been included in our consolidated financial statements. However, due to operational difficulties and changes to the fiscal system in Georgia, GAOR ceased to operate during 2001.

As a result of the uncertainty as to the ultimate recoverability of the carrying value of the refinery, we recorded in 2001 a write-down of the refinery’s property, plant and equipment of approximately $3,500,000. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. In 2004, we came to an agreement to sell our interest in the refinery. Our interest in the refinery was sold in February 2004.

15. Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred	Foreign
	Issued and		Paid-In	Compensation	Currency	Accumulated	Accumulated
	Issuable	Par Value	Capital	Expense	Translation	Deficit	Deficit
Total, December 31, 2003	105,617,988	$10,561,798	$146,401,804	$—	$(146,463)	$(100,108,698)	$56,708,441
Current year adjustment					310,231		310,231
Exercise of stock options	3,815,084	381,508	118,008				499,516
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	163,218	16,322	79,446				95,768
Shares Issued pursuant to Standby Equity Distribution agreement (Newbridge Securities)	30,799	3,080	15,091				18,171
Shares Issued pursuant to consultancy agreement (Europa Oil Services Ltd)	4,000,000	400,000	3,480,000				3,880,000
Shares Issued pursuant to consultancy agreement (CEOCast)	80,000	8,000	49,600				57,600
Issue of Warrants to purchase 1 million shares pursuant to a loan agreement	—	—	754,000				754,000
Issue of Warrants to purchase 300,000 shares pursuant to a loan agreement	—	—	197,040				197,040
Stock based compensation under SFAS 148	—	—	3,329,472	(3,171,026)			158,446
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	425,000	42,500	182,750				225,250
Issue of Warrants to purchase 1 million shares pursuant to a loan agreement	—	—	263,786				263,786
Shares Issued pursuant to Global public offering	75,000,000	7,500,000	30,000,000				37,500,000
Share issue costs	—	—	(4,095,107)				(4,095,107)
Shares Issued pursuant to CanArgo Norio Limited Buy-Out	6,000,000	600,000	3,720,000				4,320,000
Net Income	—	—	—		—	(2,475,178)	(2,475,178)

Total, September 30, 2004	195,132,089	$19,513,208	$184,495,890	$(3,171,026)	$163,768	$(102,583,876)	$98,417,964

In May 2004, the Company entered into an agreement with CEOcast, Inc. (“CEOcast”) to provide investor relations services to the Company for a period of nine months. The agreement requires us to pay CEOcast $5,000 per month plus all expenses. In addition, we issued to CEOcast 80,000 shares of our common stock. We also granted piggyback registration rights, in which we are required to include the shares issued to CEOcast in any future registration statement. On the date of the agreement, the shares were valued at $57,600 and are included in prepaid expenses and deposits and will be amortized rateably to consulting expense over the term of the agreement.

On September 22, 2004 we announced that we had completed a global public offering (“Global Offering”) of 75 million shares of our common stock at an offering price of $0.50 per share. We raised $37,500,000 gross and $35,250,000 after the payment of commissions but before the payment of the expenses of the Global Offering aggregating $4,095,107.

On September 30, 2004 we announced that we had increased our interest in CNL, by buying out the remaining minority shareholder in that company, NPET Oil Limited. CNL will now become a wholly owned subsidiary of CanArgo. Following completion of the Georgian Oil farm-in to the Norio PSA, CNL will hold an 85% interest in the Norio PSA. CNL also holds 100% of the contractor’s interest in the Block XIG and XIH Production Sharing Contract (“Tbilisi PSC”). This transaction has therefore increased our interest in the Norio PSA by 21.25%, and by 25% in the Tbilisi PSC. We have issued 6,000,000 restricted shares of our common stock to NPET Oil Limited in connection with this transaction. The market value of the 6,000,000 restricted common shares at the date of issue was $4,320,000.

During the nine month period ending September 30, 2004, we issued 6,238,000 stock options to directors and employees. 5,688,000 of these options were issued on August 24, 2004 with a three year vesting and seven year exercise periods. The remaining 550,000 stock options have five year exercise periods and were issued over various dates and have varying vesting terms ranging from immediate to three years. We recorded the fair value of these options of $3,329,472 as deferred compensation expense under SFAS 123 as a separate component of stockholders’ equity, of which $158,446 has been expensed as non-cash stock compensation during the nine month period ending September 30, 2004. The estimated fair value of each option granted was calculated using the Black-Scholes option pricing mode. The assumptions used in the model were: (1) risk free rate of 6.68% — 3.69%, (2) expected volatility of 102% — 173%, and (3) dividend yield of 0%.

16. Net Income (Loss) Per Common Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share are provided for continuing operations, discontinued operations, cumulative effect of change of accounting principle and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities (warrants or options) into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

Options to purchase CanArgo’s common stock were outstanding at September 30, 2004 and September 30, 2003 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 12,462,833 for the nine months ended September 30, 2004 and 7,986,167 for the nine months ended September 30, 2003.

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Weighted average number of basic shares outstanding	113,468,383	97,949,613
Effect of:
Warrants issued in connection with loan agreements	—	—
Employee and director stock options	—	—

Weighted average number of dilutive shares outstanding	113,468,383	97,949,613

Basic and diluted net loss per common share for the three months ended September 30, 2004 and three months ended September 30, 2003 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock outstanding during the three months ended September 30, 2004 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such options and warrants excluded from diluted net loss per common share were 12,462,833 for the three months ended September 30, 2004.

	Three Months Ended
	September 30,	September 30,
	2004	2003
Weighted average number of basic shares outstanding	120,589,698	99,117,076
Effect of:
Warrants issued in connection with loan agreements	—	—
Employee and director stock options	—	3,558,773

Weighted average number of dilutive shares outstanding	120,589,698	102,675,849

17. Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At September 30, 2004, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

If Georgian Oil exercises an option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further 3,000,000 restricted shares to Provincial Securities Limited and Georgian British Oil Services Company (“GBOSC”), the minority interest holders from whom we acquired an additional 10.8% interest in CanArgo Norio Limited.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next four years is $350,000.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda area with AES was terminated without AES earning any rights to any of the Ninotsminda area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

Ninotsminda Oil Company Limited has a commitment to repay $2,300,000 arising from security deposit payments under an oil sales agreement with Primrose Financial Group dated May 5, 2004. The security may be paid in oil at the end of the contract period.

In April 2004, we acquired a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. On completion of well S302, which was funded 100% by us will satisfy our commitment to GOSL under the acquisition agreement, the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be up to $13,500,000.

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

In September 2004, we had a blow out of our N100 well. The Company estimates that the total costs attributable to the blow out, including compensation and cleaning of the environment will be $1,527,000. The Company insurance policies covered 80% of these costs, the other 20% insurance retention being payable by CanArgo. The company has accrued liabilities of $315,000 to cover these costs.

18. Segment Information

Operating revenues from continued operations for the nine month periods ended September 30, 2004 and 2003 by geographical area were as follows:

	September 30,	September 30,
	2004	2003
Oil and Gas Exploration, Development And Production
Republic of Georgia	$7,446,862	$5,271,874
Other
Republic of Georgia	—	223,608

Total	$7,446,862	$5,495,482

Operating revenues from continued operations for the three month periods ended September 30, 2004 and 2003 by geographical area were as follows:

	September 30,	September 30,
	2004	2003
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,007,838	$2,468,029
Other
Republic of Georgia	—	26,000

Total	$2,007,838	$2,494,029

Operating (loss) income from continued operations for the nine month periods ended September 30, 2004 and 2003 by geographical area was as follows:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,889,696	$2,325,623
Refining
Republic of Georgia	354,952	—
Corporate and Other Expenses	(4,664,150)	(3,148,577)

Total Operating (Loss) Income	$(1,419,502)	$(822,954)

Operating (loss) income from continued operations for the three month periods ended September 30, 2004 and 2003 by geographical area was as follows:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$446,145	$1,430,175
Refining
Republic of Georgia	—	—
Corporate and Other Expenses	(1,847,238)	(1,155,295)

Total Operating (Loss) Income	$(1,401,093)	$274,880

Net (loss) income before minority interest from continuing operations for the nine month periods ended September 30, 2004 and 2003 by geographic area was as follows:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,889,696	$2,325,626
Gain on sale of refinery
Republic of Georgia	354,952	—
Corporate and Other Expenses	(6,262,036)	(3,126,700)

Net (Loss) Income Before Minority Interest	$(3,017,388)	$(801,074)

Net (loss) income before minority interest from continuing operations for the three month periods ended September 30, 2004 and 2003 by geographic area was as follows:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$446,145	$1,430,179
Gain on sale of refinery
Republic of Georgia	—	—
Corporate and Other Expenses	(3,090,018)	(1,159,240)

Net (Loss) Income Before Minority Interest	$(2,643,873)	$270,939

Identifiable assets of continuing and discontinued operations as of September 30, 2004 and December 31, 2003 by business segment and geographical area were as follows:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Corporate
Former Soviet Union	$705,928	$5,185,020
Western Europe (principally cash)	36,361,612	463,312

Total Corporate	37,067,540	5,648,332
Oil and Gas Exploration, Development and Production
Former Soviet Union	69,281,685	57,290,838
Assets Held for Sale
Former Soviet Union	11,438,208	9,758,156
Western Europe	584,580	587,921

Total Assets Held for Sale	12,022,788	10,346,077
Other Energy Projects
Former Soviet Union	15,610	75,000

Total Identifiable Assets	$118,387,623	$73,360,247

19. Discontinued Operations

CanArgo Standard Oil Products Limited

In September 2002, we approved a plan to sell CanArgo Standard Oil Products Limited (“CSOP”) to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding to an unaffiliated company for $4,000,000 in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due originally in August 2003 and subsequently extended. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CSOP have been classified as “Assets held for sale” and “Liabilities held for sale” for all periods presented. The results of operations of CSOP have been classified as discontinued for all periods presented. The minority interest related to CSOP has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

The results of discontinued operations for the nine month period ended September 30, 2004 and September 30, 2003 consisted of the following:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	11,537,284	7,094,118
Loss (Income) Before taxes and Minority Interest	(36,484)	(190,067)
Income Taxes	—	39,589
Minority Interest in Income (Loss)	18,242	75,239

Net Loss (Income) from Discontinued Operation	$(18,242)	$(75,239)

The results of discontinued operations for the three month period ended September 30, 2004 and September 30, 2003 consisted of the following:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	5,801,742	2,777,843
Loss (Income) Before taxes and Minority Interest	(146,465)	(84,190)
Income Taxes	(41,278)	19,856
Minority Interest in Income (Loss)	92,359	32,167

Net Loss (Income) from Discontinued Operation	$(95,384)	$(32,167)

Gross consolidated assets and liabilities of subsidiary held for sale that are included in “assets and liabilities held for sale” at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	68,143	30,236
Accounts receivable	1,837,110	1,675,317
Inventory	988,536	247,758
Other current assets	227,041	174,049
Capital assets, net	7,712,894	6,629,450
Investment in other ventures, net	594,484	594,484

	$11,428,208	$9,351,294

Liabilities held for sale:
Accounts payable	592,656	174,506
Current portion of long term debt	2,555,459	958,346
Income taxes payable	4,324	261
Accrued liabilities	86,356	—
Long term debt	2,425,898	2,816,065

	$5,664,693	$3,949,178

Investments in other ventures include three petrol station sites in Tbilisi, Georgia in which CanArgo has a 50% non-controlling interest. CanArgo accounts for its interest in the three petrol station sites using the equity method and consolidates the remaining sites in which it has controlling interest. In 2002, CanArgo purchased the remaining 50% of Petro-Invest, a petrol station site in which CanArgo previously held a 50% non-controlling interest. This site is now consolidated in the results of CSOP, above.

Cash consideration received as of September 30, 2004 in respect of this transaction was $3,670,000, and has been recorded in other liabilities (see Note 12). The sale will be reflected on payment of the consideration in full plus any interest due which is now expected to be during the second half of 2004. In any event, ownership in the asset will only transfer to Westrade Alliance LLC on payment of the consideration in full.

From November 2002 through June 2004, CSOP entered into fifteen credit facility agreements totalling $5,978,524 with commercial lenders in Georgia and Greece to fund expansion of its petrol station network. As of September 30, 2004, CanArgo had outstanding balances of $4,981,357 related to these credit facilities. The loans bear interest between 13% and 18% per annum and are secured by the assets of the petrol stations. The full amounts of the loans are to be repaid by August 2008. CanArgo has provided no guarantees with respect to these loans.

Standard Oil Products of Georgia and an individual, Mr. Levan Pkhakazde, who is one of the founders of Standard Oil Products and the General Director of CSOP, hold the remaining 50% interest in CSOP.

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

The results of discontinued operations in respect of LVR consisted of the following for the nine month period ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	—	(11,522)

Net Loss (Income) from Discontinued Operation	$—	$(11,522)

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	—	(18,193)

Net Loss (Income) from Discontinued Operation	$—	$(18,193)

Gross consolidated assets in respect of LVR that are included in “assets held for sale” consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	—	250,000

	$—	$250,000

There were no Gross consolidated liabilities in respect of LVR included in “liabilities held for sale” at September 30, 2004 and December 31, 2003.

Georgian American Oil Refinery

In 2003, we approved a plan to dispose of our interest in the Georgian American Oil Refinery (“GAOR”) as the refinery had remained closed since 2001 and neither our partners nor we could find a commercially viable option to putting the refinery back into operation. In February 2004, management reached an agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. The assets and liabilities of GAOR have been classified as “Assets held for sale” and “Liabilities held for sale” as of September 30, 2003. The results of operations of GAOR have been classified as discontinued for all periods presented. The minority interest related to GAOR has not been reclassified for any of the periods presented; however net income from discontinued operations is disclosed net of taxes and minority interest. During 2003, a debit balance of $1,274,895 in minority interest was written-off due to a change in the intentions of our minority interest owner and a plan to dispose of the asset. The plan to dispose of the asset also led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. These items have been respectively recorded in impairment of other assets and other income (expense) components of continuing operations.

The results of discontinued operations in respect of GAOR consisted of the following for the nine months ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	—	—
Loss (Income) Before Income taxes and Minority Interest	—	47,216
Minority Interest in Loss	(523,968)	(23,136)

Net Loss (Income) from Discontinued Operation	$(523,968)	$24,080

The results of discontinued operations in respect of GAOR consisted of the following for the three months ended September 30, 2004 and September 30, 2003:

	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating Revenues	—	—
Loss (Income) Before Income taxes and Minority Interest	—	14,866
Minority Interest in Loss	—	(7,285)

Net Loss (Income) from Discontinued Operation	$—	$7,581

Gross consolidated assets and liabilities in respect of GAOR that are included in “assets and liabilities held for sale” consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	—	14,095

Inventory	—	29,482

Other current assets	—	13,915
Capital assets, net	—	100,000

	$—	$157,492

Liabilities held for sale:
Accounts payable	—	498,528

	$—	$498,528

Power Generator

In 2003, we signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000 the generator was shipped to the US for testing on completion of which we will be paid the balance.

Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
Assets held for sale:
Cash and cash equivalents	594,580	587,291

	$594,580	$587,291

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

On September 22, 2004 we announced that we had completed a global public offering (“Global Offering”) of 75 million shares of our common stock at a purchase price of $0.50 per share. We raised $37,500,000 gross and $35,250,000 after the payment of commissions but before the payment of the expenses of the Global Offering aggregating $4,095,107. The net proceeds of the Global Offering will be used primarily for capital and operational expenditures in Georgia on the Ninotsminda and Samgori horizontal development program and appraisal of the Manavi oil discovery as well as to repay short-term credit facilities.

Operationally, during the quarter, we continued to focus on preparations for the horizontal development drilling program on our Ninotsminda and Samgori Fields using the latest Under Balanced Coiled Tubing Drilling (“UBCTD”) technology, and the appraisal drilling program on our Manavi oil discovery. As previously announced, WEUS Holding Inc., a subsidiary of Weatherford International Ltd, will supply UBCTD services to our projects in Georgia for a program of up to 14 horizontal wells. In preparation for this work, an 18,387 feet (5,600 meter) 2⅞ inch coiled tubing string has been specially manufactured in Houston, Texas, USA while a custom built drop-in-drum to carry the coiled tubing has been built in Stavanger, Norway. The coil is now enroute to Europe where it will be loaded on to the drum and shipped to Georgia. It is expected that the unit and ancillary equipment will be in Georgia by late-November and ready to commence operations in December.

Also, we continued to prepare a number of wells for horizontal recompletion with the UBCTD equipment prior to the arrival of the unit. This work includes the preparation of existing vertical wells on the Ninotsminda and Samgori Fields using our own drilling rigs and equipment. On Ninotsminda Field, the N100H was shut in for this purpose.

On September 13, 2004 we announced that the N100 well on the Ninotsminda Field in Georgia had experienced a blow-out on September 10, 2004. There were no personal injuries or material damage to the Company’s property. The N100 well, which was originally drilled as an exploration well for the Cretaceous reservoir, reached TD at 16,165 feet (4,927 meters) in 2002. Subsequently the well was sidetracked as a horizontal producer in the shallower Middle Eocene section, and well maintenance activities were underway in preparation for a further horizontal wellbore from this well, to be drilled as part of the UBCTD program, when the blow-out occurred. The well flowed a considerable amount of oil and gas under what appeared to be significant pressure.

Our operating company brought the situation under control and capped the well prior to the arrival of one of the world`s leading well control specialists who had been mobilized to assist in capping the well. A leading oil spill specialist company was mobilized from the UK to assist with the clean up operation in the vicinity of the well. The specialist has now departed from Georgia and our operating personnel are continuing with the clean up process.

Ninotsminda Oil Company Limited, the owner of the property on which the blow-out occurred, has a general liability insurance policy with coverage of up to $2,500,000 for any one incident which we believe will be more than sufficient to cover the costs of the clean up operation and other potential costs arising as a result of the blow-out. We have a 20% deductible to pay on any claim under this insurance but this will be partially offset from the sale of oil which was salvaged during the clean up operation.

On August 2, 2004 we commenced drilling operations on a new Samgori Field development well (S302), the first new well to be drilled on the field for several years. The well is targeting a previously undrilled area of the field in the region of Sartichala village in the central part of the Samgori Field complex. We obtained exploitation rights to the Samgori Field earlier this year, and this well marks the commencement of drilling operations under those agreements. The well reached a Total Depth (TD) of 7,776 feet (2,370 metres) in mid-October having encountered moveable oil in the Middle Eocene reservoir. The well will be completed with one or more horizontal sidetracks utilising the UBCTD unit.

The appraisal of the Manavi Cretaceous oil discovery is moving ahead. Having encountered significant difficulties in drilling the M11Z sidetrack due to over-pressured swelling clays in the section above the reservoir, operations were suspended while additional equipment was sourced to allow the completion of the well. We anticipate this equipment arriving in Georgia in late November and will recommence drilling operations in early December. Once we have reached the top of the Cretaceous reservoir, the well will be fully tested and completed using the UBCTD equipment. We have requested Great Wall Drilling Company, whom we have contracted to provide a rig and drilling services, to mobilise their rig to Georgia in mid January 2005 with the intention of commencing the Manavi M12 appraisal well during the first quarter of 2005.

Operations at the MK-72 well on the Norio prospect remain suspended awaiting the availability of a drilling crew who are currently working on the preparation of wells for the UBCTD program.

Average gross oil production from the Ninotsminda Field for the three month period ending September 30, 2004 was 788 barrels of oil per day (“bopd”) while the Samgori Field produced an average of 625 bopd gross. At the end of the period, our net after tax entitlement to production (the allocation of a share of production to the State relieves us of all obligations we would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the production sharing contracts) from the two fields was 746 bopd. Production from the Ninotsminda Field was lower this quarter due to two of the horizontal wells being shut in. The N100H well was shut in preparation for the UBCTD program while the N96H well was shut-in for a period awaiting work over activities. The N96H well was returned to production at the beginning of November at rate of approximately 345 bopd. At the present time, previously producing wells on the Ninotsminda Field including N100H, N30 and N22 are closed in preparation for the UBCTD work while N49 is shut in for work over activity prior to deciding whither or not to included this well in the UBCTD program. Gross production from our two Fields as of November 12, 2004 is approximately 1,350 bopd.

Liquidity and Capital Resources

As of September 30, 2004, we had working capital of $32,248,000 compared to working capital of $3,890,000 as of December 31, 2003.

The $37,500,000 gross proceeds received from the global public offering of 75 million shares of our common stock in September 2004 along with on going cash flows from our Georgian operations, the receipt during the period of a further $100,000 payment from the agreed sale of our interest in our retail operation CanArgo Standard Oil Products Limited, the convertible loan agreement in the sum of $1,000,000 concluded with Mr. Ozturk in August 2004, together with access to the $20,000,000 Equity Line of Credit being provided by Cornell Capital (detailed below) subject to our registration statement filed May 6, 2004 with the SEC becoming effective means we have or should secure the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda and Samgori Fields and the appraisal of our Manavi oil discovery.

On February 11, 2004, we entered into a Standby Equity Distribution Agreement (“Agreement”) that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital Partners, LP (“Cornell Capital”) up to a maximum value of $20,000,000 (“Cornell Facility”). Under the terms of the Agreement, Cornell Capital will provide us with an equity line of credit for 24 months. The maximum aggregate amount of the equity placements pursuant to the Agreement is $20,000,000. Subject to this limitation, we can draw down up to $600,000 in any seven-day period (a “Put”). The Cornell Facility could be used in whole or in part entirely at our discretion, subject to effective registration of the shares under the Securities Act of 1933, as amended (“Securities Act”). Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Closing Bid Price (‘VWAP’) of CanArgo common shares traded on the Oslo Stock Exchange (“OSE”) for each of the five consecutive trading days immediately following a draw down notice by CanArgo. For each share of common stock purchased under the Agreement, Cornell Capital will receive a substantial discount to the current market price of CanArgo common stock. The level of the total discount will vary depending on the market price of our stock and the amount drawn down under the Agreement. On the basis of the average high and low price for common stock as reported on the American Stock Exchange on October 25, 2004 of $0.805, Cornell Capital will receive a total discount of 11.47% to the market price of our stock. Such discount will comprise (1) 3% discount to, the lowest volume weighted average price of our common stock; (2) 5% of the proceeds that we receive for each advance under the Agreement; and (3) a commitment fee of 3.47%. The commitment fee, which has been paid, consisted of $10,000 in cash (paid in two tranches) and 850,000 shares of our common stock (issued in three tranches). The 850,000 shares of common stock issued in respect of the commitment fee represents nearly 4% of the estimated 23 million shares of common stock that may be issued by us under the Agreement. The amount of each advance is subject to a maximum of $600,000 per advance, with a minimum of seven trading days between advances. No exercise of a Put will be made until the SEC has declared effective a registration statement registering the issuable shares under the Securities Act for resale. We filed a registration statement on Form S-3 in respect of the shares issuable under the Cornell Facility on May 6, 2004 (Reg. No. 333-115261). In February 2004, we engaged Newbridge Securities Corporation, a registered broker dealer, to advise us and to act as our exclusive placement agent in connection with the Cornell Facility pursuant to the Placement Agent Agreement dated February 11, 2004. For its services, Newbridge Securities Corporation received 30,799 restricted shares of our common stock which have been included in the Registration Statement filed on May 6, 2004.

Our exploration program in Georgia continues to be progressed primarily through third party financing. The MK-72 well on the Norio prospect is being funded by a wholly owned subsidiary of Georgian Oil under a farm-in agreement relating to the Norio Production Sharing Agreement (“Norio PSA”) signed in September 2003. Georgian Oil is already a party to the PSA as the commercial representative of the State. The agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CanArgo Norio of $6,500,000. Georgian Oil has already transferred $1,700,000 to our operating company’s account and the balance will be transferred on recommencement of drilling operations which is expected to occur before the end of the year.

In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products Limited to finance Georgian and Ukrainian development projects and in October 2002, we agreed to sell our 50% holding for $4,000,000 with legal ownership being transferred upon receipt of the final payment originally due in August 2003. We agreed subsequently to re-schedule this payment in return for the purchaser, Westrade Alliance LLC, paying a portion of the purchase price early and paying interest on the outstanding balance at a an annual rate of 16%. To date a total of $3,886,000 has been received with a further $344,000 due which mainly represents accrued interest.

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

To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we may require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects beyond our current appraisal and development plans or to pursue new opportunities.

Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. While funding is available to us to pursue our current appraisal and development plans, full development of our oil and gas properties and ventures may require the availability of substantial additional financing from external sources. We may also, where opportunities exist, seek to transfer portions of our interests in oil and gas properties and ventures to entities in exchange for such financing. We generally have the principal responsibility for arranging financing for the oil and gas properties and ventures in which we have an interest. There can be no assurance, however, that we or the entities that are developing the oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support the corporate and other activities of CanArgo. There can also be no assurance that such financing will be available on terms that are attractive or acceptable to or are deemed to be in the best interest of CanArgo, such entities and their respective stockholders or participants.

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

Cash and cash equivalents increased $30,835,000 to $34,307,000 at September 30, 2004 from $3,472,000 at December 31, 2003. The increase was primarily due to additional net cash generated from the net proceeds received from a global public offering of 75 million shares of our common stock in September 2004; cash provided from other loan financing activities; advanced proceeds from the sale of subsidiaries; and an increase in cash generated by operating activities. These funds were partially offset by expenditures in the period to fund the cost of preparing wells for our horizontal development program at the Ninotsminda and Samgori Fields in Georgia and further drilling of the Norio exploration well.

Accounts receivable decreased to $32,000 at September 30, 2004 from $162,000 at December 31, 2003 due to timing issues related to sales of crude oil at month end.

Inventory decreased to $166,000 at September 30, 2004 from $469,000 at December 31, 2003 primarily as result of increased sales from storage in the period. Ninotsminda Oil Company Limited held approximately 27,000 barrels of oil in storage at September 30, 2004 for sale to the Georgian domestic, regional or international markets. CanArgo Samgori Limited held approximately 7,000 barrels of oil in storage at September 30, 2004 for sale to the Georgian domestic, regional or international markets.

Prepayments decreased to $950,000 at September 30, 2004 from $962,000 at December 31, 2003 as a result of a reduction in prepayments for materials and services related to our exploration activities for our horizontal well development program at the Ninotsminda and Samgori Fields and drilling of the Norio exploration well. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This decrease is included in the statement of cash flows as an investing activity. The overall decrease in prepayments was partially offset by the addition of prepaid insurance costs relating to the N100 blow out well at the Ninotsminda field during the period.

Assets held for sale, consisting of assets of CanArgo Standard Oil Products Limited (“CSOP”) and a 3-megawatt duel fuel power generator, increased by $1,677,000 to $12,023,000 at September 30, 2004 from $10,346,000 at December 31, 2003 primarily due to activity at CSOP relating to the addition of new petrol stations in Georgia.

Other current assets increased to $898,000 at September 30, 2004 from $206,000 at December 31, 2003 as a result of capital expenditures in respect of the Samgori PSC paid by CanArgo on behalf of Georgian Oil, a contracting party of the PSC.

Capital assets, net increased from $57,668,000 at December 31, 2003 to $69,562,000 at September 30, 2004, primarily as a result of $3,880,000 recorded for the value of the shares of our common stock we issued to Europa Oil Services Ltd for its services in connection with our purchase of our interest in the Samgori Production Sharing Contract, a further $2,968,000 attributable to capital assets resulting from the buyout of the minority in CanArgo Norio Limited in the period; and by $7,387,000 invested in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda and Samgori Production Sharing Contracts.

Other intangible assets as at September 30, 2004, in the amount of $433,000, represent the external costs incurred in respect of raising future capital funds. In the event that our registration statement is declared effective, these costs will be reclassesd to additional paid-in-capital as an offset to monies we raise under those registration statements. Should we determine that the registration statement will not be declared effective or we are unable to raise funds under these registration statements, these deferred fees will be expensed as consulting costs.

Accounts payable increased from $483,000 at December 31, 2003 to $2,008,000 at September 30, 2004 primarily due to accrued liabilities in respect of external fund raising costs relating to a global public offering of 75 million shares of our common stock in September 2004.

Advance from joint venture partner decreased from $773,000 at December 31, 2003 to nil at September 30, 2004 due to capital expenditures incurred on the MK-72 Norio well reducing the amount due to the joint venture partner, partially offset by a further receipt of funds from Georgian Oil in accordance with the Norio farm-in agreement. Of the $1,717,612 advanced at September 30, 2004 from Georgian Oil, expenditures incurred on the MK-72 well have reduced the amount due to the joint venture partner by an equal amount at September 30, 2004.

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

Loans payable of $1,500,000 at September 30, 2004 related to a promissory note issued to Cornell during the period.

Other Liabilities increased from $5,474,000 at December 31, 2003 to $6,245,000 at September 30, 2004 due to advance proceeds received for the sale of CSOP in the period offset partially by a reduction in deferred revenues received in respect of prepaid sales at December 31, 2003.

Long term debt of $749,000 at September 30, 2004 related to a $1,000,000 convertible loan facility convertible into common stock with detachable warrants to purchase 1,000,000 common shares. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, a portion of the proceeds of debt is accounted for as a discount to the face amount of the notes and is based on the relative fair value of the loans and the warrant securities and conversion stock at the time of issuance. At September 30, 2004 the unamortized discount amounted to $251,000.

Accrued liabilities increased to $701,000 at September 30, 2004 from $349,000 at December 31, 2003 primarily due to accrued liabilities in respect of oil spillage retention costs relating to the Ninotsminda field.

Liabilities held for sale increased by $1,217,000 from $4,448,000 at December 31, 2003 to $5,665,000 at September 30, 2004 due to liabilities held for sale, in respect of discontinued operations, primarily due to additional bank loans drawn by CSOP in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

Minority interest in continuing and discontinued subsidiaries decreased by $1,843,000 to $2,930,000 at September 30, 2004 from $4,773,000 at December 31, 2003 due principally to a decrease of $1,352,000 relating to the purchase of the remaining minority interest in CanArgo Norio Limited during the period and a decrease of $524,000 in the minority interest share of income relating to GAOR resulting from the disposal of the refinery in the period.

The foreign currency translation relates to the financial statements of CSOP being translated into US dollars using the self-sustaining method. Exchange gains and losses on translation are reflected as a separate component of shareholders’ equity.

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

To confirm that the Ninotsminda Production Sharing Contract and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

•	The State of Georgia recognizes and confirms the validity and enforceability of the production sharing contract and the license and all undertakings the State has covenanted with Ninotsminda Oil Company Limited thereunder;

•	the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and

•	the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to Ninotsminda Oil Company Limited by virtue of its interest in the license holder and the contractual rights under the production sharing contract.

Despite this confirmation and the grandfathering of the terms of existing production sharing contracts in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the production sharing contract. No challenge has been made to date.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda / Manavi area with a subsidiary of the US power company AES was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the sub Middle Eocene is discovered and produced from the area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next two years is $350,000.

In April 2004, we acquired a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. On completion of well S302, which was funded 100% by us will satisfy our commitment to GOSL under the acquisition agreement, the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed within 36 months, is anticipated to be up to $13,500,000.

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

At September 30, 2004, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.

In May 2004, Ninotsminda Oil Company Limited (“NOC”) entered into a 10-month crude oil sales agreement with Primrose Financial Group to sell its monthly share of oil produced under the Ninotsminda PSC. As security for payment and having the right to lift up to 8,400 metric tonnes (approximately 64,000 barrels) of oil per month, the buyer caused to be paid to NOC $2,300,000 to be repaid at the end of the contract period either in money or through the delivery of additional crude oil equal to the value of the security.

If Georgian Oil exercises the option available to it under the terms of the Norio farm-in agreement signed in September 2003, we would issue a further 3 million restricted shares to the minority interest holders, Provincial Securities Limited and GBOSC, from whom we acquired an additional 10.8% interest in CanArgo Norio Limited.

Results of Continuing Operations

Nine Month Period Ended September 30, 2004 Compared to Nine Month Period Ended September 30, 2003

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract in Georgia.

We recorded operating revenue from continuing operations of $7,447,000 during the nine month period ended September 30, 2004 compared with $5,495,000 for the nine month period ended September 30, 2003. The increase is attributable to higher oil and gas revenues being recorded in the nine month period ended September 30, 2004. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited(“CSL”) sold 297,876 barrels of oil for the nine month period ended September 30, 2004 compared to 266,548 barrels of oil for the nine month period ended September 30, 2003

NOC generated $6,407,000 of oil and gas revenue in the nine month period ended September 30, 2004 compared with $5,272,000 for the nine month period ended September 30, 2003 a higher average net sales price achieved in the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003. Sales volumes remained constant over the period. Its net share of the 314,972 barrels (1,150 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 205,249 barrels. In the period, 60,833 barrels of oil were removed from storage and sold. A further 9,000 barrels were removed from storage and returned to Georgian Oil in recognition of agreed losses since the inception of the Production Sharing Contract. For the nine month period ended September 30, 2003, NOC’s net share of the 443,026 barrels (1,623 barrels per day) of gross oil production was 287,967 barrels.

CSL generated $1,040,000 of oil and gas revenue from the purchase date to September 30, 2004. Its net share of the 103,142 barrels (1,233 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 38,678 barrels. As at September 30, 2004, 6,718 barrels of oil remained in storage.

NOC and CSL’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda and Samgori oil sold during the first nine months of 2004 averaged $24.82 per barrel as compared with an average of $19.46 per barrel in the first nine months of 2003. Its net share of the 57,453 thousand cubic feet (mcf) of gas delivered was 37,416 mcf at an average net sale price of $1.41 per mcf of gas. For the nine month period ended September 30, 2003, NOC’s net share of the 84,535 mcf of gas delivered was 61,299 mcf at an average net sales price of $1.44 per mcf of gas. No gas was produced at the Samgori Field from the acquisition date of the Production Sharing Contract to September 30, 2004.

The operating loss from continuing operations for the nine month period ended September 30, 2004 amounted to $1,420,000 compared with an operating loss of $823,000 for the nine month period ended September 30, 2003. The increase in operating loss is attributable a loss from the disposal of Lateral Vector Resources Inc., increased field operating costs, increased direct project costs, and increased selling, general and administration costs and impairments to our Caspian project, partially offset by increased oil and gas revenue, a gain generated from the disposal of GAOR, and reduced depreciation, depletion and amortization in the period.

Field operating expenses increased to $1,691,000 for the nine month period ended September 30, 2004 as compared to $1,083,000 for the nine month period ended September 30, 2003. The increase is primarily a result of a decrease in production at the Ninotsminda field during the period and the inclusion of Samgori Field expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia. The reduction in production at the Ninotsminda field was a result of the company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program. This necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We did not have a corresponding decrease in our operating cost as the majority of our operating costs are fixed.

Direct project costs increased to $1,242,000 for the nine month period ended September 30, 2004, from $691,000 for the nine month period ended September 30, 2003, primarily due to costs directly associated with non operating activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Selling, general and administrative costs increased to $3,704,000 for the nine month period ended September 30, 2004, from $1,908,000 for the nine month period ended September 30, 2003. The increase is primarily as a result of additional internal costs incurred in respect of fund raising activities relating to the recent public global offering.

Non cash stock compensation of $277,000 for the nine month period ended September 30, 2003 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002. Non cash stock compensation of $158,000 for the nine month period ended September 30, 2004 relates to additional employee awards granted in the period. During the nine month period ending September 30, 2004 we issued 6,238,000 stock options to directors and employees. On August 24, 2004 5,688,000 of these options were issued, all with a three year vesting period from issue date of the option. The remaining 550,000 stock options were issued over various dates and have varying vesting terms ranging from immediate to three years. We recorded $3,171,000 of deferred compensation expense as a separate component of equity in respect of these options.

The decrease in depreciation, depletion and amortization expense to $2,264,000 for the nine month period ended September 30, 2004 from $2,360,000 for the nine month period ended September 30, 2003 is attributable principally to inclusion of the depletion of estimated reserves at Samgori which had the effect of diluting the depletion rate per barrel and reduced overall depletion for the nine month period ended September 30, 2004 partially offset by higher sales in the period. CanArgo has not yet obtained an independent assessment of proved reserves for the Samgori Field.

The gain on disposal of subsidiaries of $335,000 recorded for the nine month period ended September 30, 2004 reflects a gain from the disposal of our interest in the Georgian American Oil Refinery partially offset by a loss resulting from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.

We recorded net other expense of $1,598,000 for the for the nine month period ended September 30, 2004, as compared to net other income of $22,000 for the nine month period ended September 30, 2003. The increase in net other expense of $1,620,000 is primarily due to an increase in interest expense of $665,000 largely resulting from the amortization of the discount on debt issued with detachable stock purchase warrants and on convertible debt incurred during the period in accordance with APB 14 and EITF 00-27; additional other expenses relating to an extinguished loan of $350,000, foreign exchange losses and an accrued expenses in the amount of $200,000 relating to an oil spillage at the Ninotsminda field and equity income in the period in 2003 received from an investment subsequently disposed of in the fourth quarter of 2003, offset partially from interest income received from the purchaser of CanArgo Standard Oil Products Limited resulting from delayed purchase payments.

Equity income from investments for the nine month period ended September 30, 2003 of $129,000 related to equity income from production and sales of crude oil by Boryslaw Oil Company, subsequently disposed of in the fourth quarter of 2003.

The cumulative effect of the change in accounting principle of $41,000 for the nine month period ended September 30, 2003 was a result of the adoption of accounting standard FAS 143 relating to the treatment of asset retirement obligations.

The loss from continuing operations of $3,017,000 or $0.03 per share for the nine month period ended September 30, 2004 compares to net loss from continuing operations of $801,000 or $0.01 per share for the nine month period ended September 30, 2003. The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2004 than during the nine month period ended September 30, 2003, principally due to share issues in respect of the Manavi agreements in fourth quarters of 2003 and the issue of shares in respect of the Samgori purchase in April 2004, the exercise of share options in 2004, the issue of shares in respect of a global offering in September 2004 and the issue of shares in respect of the Norio minority interest buyout in September 2004.

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003

In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract in Georgia.

We recorded operating revenue from continuing operations of $2,008,000 during the three month period ended September 30, 2004 compared with $2,494,000 for the three month period ended September 30, 2003. The decrease is attributable to lower oil and gas revenues being recorded in the three month period ended September 30, 2004 partially offset by higher average net sales price achieved in the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited (“CSL”) sold 54,719 barrels of oil for the three month period ended September 30, 2004 compared to 115,039 barrels of oil for the three month period ended September 30, 2003

NOC generated $1,253,000 of oil and gas revenue in the three month period ended September 30, 2004 compared with $2,468,000 for the three month period ended September 30, 2003 due principally to lower volume of sales resulting from decreased oil production from the Ninotsminda Field in the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 partially offset by a higher average net sales price achieved in the three month period ended September 30 , 2004 compared to the three month period ended September 30 , 2003. Its net share of the 71,093 barrels (773 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 46,727 barrels. In the period, 27,196 barrels of oil were added to storage. For the three month period ended September 30, 2003, NOC’s net share of the 200,432 barrels (2,179 barrels per day) of gross oil production was 130,281 barrels.

CSL generated $738,000 of oil and gas revenue in the three month period ended September 30, 2004. Its net share of the 54,502 barrels (588 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 20,270 barrels. As at September 30, 2004, 6,718 barrels of oil remained in storage.

NOC and CSL’s entire share of production was sold locally in Georgia under both national and international contracts. Net sale prices for Ninotsminda and Samgori oil sold during the third quarter of 2004 averaged $30.68 per barrel as compared with an average of $20.97 per barrel in the third quarter of 2003. Its net share of the 18,924 thousand cubic feet (mcf) of gas delivered was 12,300 mcf at an average net sale price of $1.41 per mcf of gas. For the three month period ended September 30, 2003, NOC’s net share of the 51,656 mcf of gas delivered was 39,888 mcf at an average net sales price of $1.39 per mcf of gas. No sales gas was produced at the Samgori Field from the purchase date of the Production Sharing Contract to September 30, 2004.

The operating loss from continuing operations for the three month period ended September 30, 2004 amounted to $1,401,000 compared with an operating income of $274,000 for the three month period ended September 30, 2003. The increase in operating loss is attributable primarily to lower oil and gas revenues, a loss from the disposal of Lateral Vector Resources Inc., increased field operating costs, increased direct project costs, increased selling, general and administration costs, increased stock based compensation expense and impairments to our Caspian project; partially offset by lower depreciation, depletion and amortization in the period.

Field operating expenses increased to $458,000 for the three month period ended September 30, 2004 as compared to $385,000 for the three month period ended September 30, 2003. The increase is primarily a result of a result of a decrease in production at the Ninotsminda field during the period and the inclusion of Samgori Field expenditure resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia. The reduction in production at the Ninotsminda field was a result of the company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program. This necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We did not have a corresponding decrease in our operating cost as the majority of our operating costs are fixed.

Direct project costs increased to $591,000 for the three month period ended September 30, 2004, from $266,000 for the three month period ended September 30, 2003, primarily due to costs directly associated with increased non operating activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Selling, general and administrative costs increased to $1,603,000 for the three month period ended September 30, 2004, from $503,000 for the three month period ended September 30, 2003. The increase is primarily as a result of additional internal costs incurred in respect of fund raising activities relating to the recent public global offering.

The decrease in depreciation, depletion and amortization expense to $459,000 for the three month period ended September 30, 2004 from $1,064,000 for the three month period ended September 30, 2003 is attributable principally to lower production and sales in the period and the inclusion of the depletion of estimated reserves at Samgori which had the effect of diluting the depletion rate per barrel and reduced overall depletion for the three month period ended September 30, 2004. CanArgo has not yet obtained an independent assessment of proved reserves for the Samgori Field.

Non cash stock compensation relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002. Non cash stock compensation of $158,000 for the three month period ended September 30, 2004 relates to additional employee awards granted . During the three month period ending September 30, 2004 we issued 5,988,000 stock options to directors and employees. On August 24, 2004, 5,688,000 of these options were issued, all with a three year vesting period from issue date of the option. The remaining 300,000 stock options were issued over various dates and have varying vesting terms ranging from immediate to three years. We recorded $3,171,000 of deferred compensation expense as a separate component of equity in respect of stock options during the period.

We recorded net other expense of $1,243,000 for the for the three month period ended September 30, 2004, as compared to net expense of $4,000 for the three month period ended September 30, 2003. The increase in net other expense of $1,239,000 is primarily due to interest expense of $514,000 largely resulting from the amortization of the discount on debt issued with detachable stock purchase warrants during the period in accordance with APB 14 and EITF 00-27; additional other expenses of $640,000 which is made up of amortization of the discount on debt relating to an extinguished loan in the amount of $350,000, foreign exchange losses and accrued expenses in the amount of $200,000 relating to an oil spillage at the Ninotsminda field. Equity income in the period in 2003 was received from an investment subsequently disposed in the fourth quarter of 2003.

The loss income from continuing operations of $2,644,000 or $0.02 per share for the three month period ended September 30, 2004 compares to net income from continuing operations of $271,000 or $0.00 per share for the three month period ended September 30, 2003. The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2004 than during the three month period ended September 30, 2003, principally due to share issues in respect of the Manavi agreement in the fourth quarters of 2003, the issue of shares in respect of the Samgori purchase in 2004, the exercise of share options in 2004, the issue of shares in respect of a global offering in September 2004 and the issue of shares in respect of the Norio minority interest buyout in September 2004.

Results of Discontinued Operations

Nine Month Period Ended September 30, 2004 Compared to Nine Month Period Ended September 30, 2003

The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2004 amounted to $542,000 compared with net income of $63,000 for the corresponding period in 2003. The increase in net income from discontinued operations, net of taxes and minority interest relates principally income relating to the refinery resulting from the disposal of the refinery in the period, partially offset by the activities of CanArgo Standard Oil Products Limited (“CSOP”), mainly due to interest on additional bank loans drawn by CSOP in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia, and a poorer operating performance for the nine month period ended September 30, 2004 compared with the corresponding period in 2003.

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003

The net income from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2004 amounted to $95,000 compared with net income of $43,000 for the corresponding period in 2003. The increase in net income from discontinued operations, net of taxes and minority interest relates principally to the activities of CSOP mainly due a stronger operating performance for the three month period ended September 30, 2004 compared with the corresponding period in 2003 partially offset by interest on additional bank loans drawn by CSOP in Tbilisi at an effective interest rate of 18% per annum, in order to fund the construction of new petrol stations in Georgia.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, that are intended to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

As a result of our efforts to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and the audit of our 2003 financial statements by our independent auditors, L J Soldinger Associates, LLC, we have become aware of certain deficiencies that exist in the design and operation of our internal controls that L J Soldinger Associates, LLC considers to be material weaknesses in the effectiveness of our internal controls pursuant to the standards established by the American Institute of Certified Public Accountants. A “material weakness” is a reportable condition in which the design or operation of one or more of the specific internal control components has a defect or defects that could have a material adverse effect on our ability to record, process, summarise and report financial data in the financial statements in a timely manner. The deficiencies identified included the following weaknesses in various financial areas of the Company:

(a)	Maintaining a consolidation process which in certain cases makes it difficult to trace subsidiary company balances and adjustments back to source data;

(b)	Recording various journal entries at the consolidation level but not recording them at the subsidiary level during the course of the year, resulting in accumulated differences between the consolidated trial balances and subsidiary trial balances;

(c)	Maintaining accounting records for certain offices on spreadsheets outside of our standard accounting software on a cash basis not in accordance with accounting principles generally accepted in the United States;

(d)	Lacking a local responsible person with necessary experience to supervise accounting and reporting for our Georgian operations;

(e)	Maintaining a capital assets continuity schedule without sufficient detail;

(f)	Failing to investigate all intercompany balance differences;

(g)	Lacking certain controls relating to monitoring and reconciliation of inventory;

(h)	Lacking certain controls relating to the proper presentation of accounts receivable and accounts payable; and

(i)	Lacking certain controls to facilitate recording of non-recurring transactions.

Although we have not formally assessed the materiality of each deficiency identified, we believe that the deficiencies in the aggregate may constitute a material weakness in our internal controls. As such, we are actively rectifying these deficiencies and have devised an action plan and expect to have it fully implemented by December 31, 2004.

We have already implemented the following measures:

1.	Engaged the services of major independent audit firms, separate from the Company’s independent auditors, to work with management and employees to assist us with our Section 404 compliance efforts, including the testing of the effectiveness of these internal controls, the correction of any weaknesses and their formal documentation;

2.	Updated our accounting system software so as to improve our consolidation process and implemented formal training to educate company personnel in its use; and

3.	Appointed a Country Financial Controller to oversee the internal reporting and financial consolidation framework in Georgia;

At the same time, we are also in the process of implementing the following:

1.	Formalizing our account reconciliation policy and timely completing all material account reconciliations; and

2.	The development and implementation of a computerized integrated materials inventory system.

Based on the actions taken by the Company, we conclude that, except as noted above, and subject to the inherent limitations in all control systems, the Company’s current disclosure controls and procedures are sufficient to timely alert them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles in the United States.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures under Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, despite the deficiencies noted above which are in the process of being rectified, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Except as noted above regarding the Company’s efforts to correct certain identified deficiencies in its internal controls, there has not been any change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On July 29, 2004 we issued 80,000 shares of CanArgo common stock to CEOcast Inc in relation to a consultancy agreement between CanArgo and CEOcast Inc dated May 17, 2004. Such shares were issued in a transaction intended to qualify for an exemption from registration under the Securities Act afforded by Section 4(2)

On August 27, 2004, pursuant to an Amended and Restated Loan Agreement (“Amended Agreement”), we cancelled the warrants to subscribe for 1,000,000 shares of CanArgo common stock issued to Mr Salahi Ozturk on April 29, 2004 and issued Mr Ozturk with a new replacement warrant to subscribe for 2,000,000 shares of CanArgo common stock at an exercise price of $0.63 per share, subject to customary anti-dilution adjustments. This new warrant is exercisable for a period of one year commencing one year from the date of the Amended Agreement. The Additional Loan advanced to us pursuant to the Amended Agreement is convertible into shares of common stock (“Conversion Stock”) at $0.69 per share, subject to customary anti-dilution adjustments. We have the option to force conversion of the Additional Loan if our share price exceeds $0.96 per share for a period of 20 consecutive trading days. No conversion is possible for a period of one year from the date of the Amended Agreement. The warrant was issued and the shares of common stock issuable upon exercise of the warrant and the shares of Conversion Stock will be issued in transactions intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated under such Act.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(6)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(7)	Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(8)	Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(9)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(10)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

+1(11)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004.

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Certificate of Amendment to Certificate of Incorporation

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(2)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*10(3)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

10(6)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(14)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(15)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(19)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(22)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(23)	Agreement Number 1 dated March 20, 1998 on Joint Investment Production Activity for further development and further exploration of Bugruvativske Field (Incorporated herein by reference from September 30, 2001 Form 10-Q).

10(25)	Covenant on terms and conditions of participation in investment activity under the Joint Investment Production Activity agreement dated of March 20, 1998, dated July 23, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(26)	Stock sale purchase contract of IPEC between Lateral Vector Resources and Northern Industrial Development dated July 25, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(27)	Amendments of and Additions to Joint Investment Production Activity agreement of March 20, 1998, dated August 8, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(28)	Amendment of Clause 9.3.1 of Amendments of and Additions to the Joint Investment Production Activity agreement of March 20, 1998, dated September 17, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(29)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lystopad dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(30)	Stock sale purchase contract of IPEC between Lateral Vector Resources Inc. and Lyutyi dated September 24, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(31)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(33)	Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(34)	Farm-in Agreement dated September 7, 2003 relating to the M11 well on the Manavi Cretaceous prospect within the Ninotsminda PSC area between Ninotsminda Oil Company Limited and Georgian British Oil Services Company Limited (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(35)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from September 30, 2003 Form 10-Q)

10(36)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2003 Form 10-K)

10(37)	Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(38)	Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, L.P. and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(39)	Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(40)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(41)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(42)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(43)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(44)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 05, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(45)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 01, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(46)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(47)	Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(48)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(49)	CanArgo Energy Corporation 2004 Long Term Stock Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(50)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(51)	Agreement number GN-070/RIG/NOC dated June 21, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10(52)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 16, 2004).

21	List of Subsidiaries (Incorporated herein by reference from September 30, 2001 Form 10-Q)

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

(b) Reports on Form 8 K:

On July 6, 2004, we filed a Current Report on Form 8-K dated June 21, 2004 reporting under Item 5 the issue of a Press Release dated June 22, 2004 announcing that our operating subsidiary, Ninotsminda Oil Company Limited had signed a contract with Great Wall Drilling Company Limited of China. A copy of the Press Release was attached as Exhibit 99.1 and a copy of the Agreement as Exhibit 10.1 both under Item 7.

On July 8, 2004, we filed a Current Report on Form 8-K dated July 7, 2004, furnishing under Item 9 a Press Release dated July 7, 2004 announcing that we had issued a notification to the Oslo Stock Exchange giving an update on the status of our global public offering. A copy of the Press Release was attached as Exhibit 99.1 under Item 7.

On July 13, 2004, we filed a Current Report on Form 8-K dated July 12, 2004, reporting under Item 5 the issue of a Press Release dated July 12, 2004 announcing the closing of the offering period for our global public offering. The Press Release was additionally furnished under Item 9. A copy of the Press Release was attached as Exhibit 99.1 under Item 7.

On July 26, 2004, we filed a Current Report on Form 8-K dated July 26, 2004, furnishing under Item 9 a Press Release dated July 26, 2004 announcing progress on our global public offering. A copy of the Press Release was attached as Exhibit 99.1 under Item 7.

On August 17, 2004, we filed a Current Report on Form 8-K dated August 16, 2004 furnishing under Item 9 a Press Release dated August 16, 2004 setting forth CanArgo’s Q2 financial results for the quarter ended September 30 , 2004. A copy of the Press Release was attached as Exhibit 99.1 under Item 7.

On August 31, 2004, we filed a Current Report on Form 8-K dated August 27, 2004 reporting:-

(i)	under Items 1.01, 2.03 and 8.01 the entry into of an Amended and Restated Loan and Warrant Agreement between CanArgo and Mr Salahi Ozturk (“Amended Agreement”); and

(ii)	under Item 3.02 the issue to Mr Ozturk of a warrant to subscribe for 2,000,000 shares of CanArgo common stock at an exercise price of $0.63 per share and reporting that the additional loan advanced by Mr Ozturk is convertible into shares of CanArgo common stock at a price of $0.69 per share, in both cases subject to customary anti-dilution provisions.

A copy of the Amended Agreement was attached as Exhibit 10.1 under Item 9.01.

On September 3, 2004, we filed a Current Report on Form 8-K dated September 3, 2004, furnishing under Item 7.01 a Press Release dated September 3, 2004 announcing that we had requested acceleration of the Registration Statement on Form S-3 in relation to the global public offering and announcing the reopening of the offer period for the offering. A copy of the Press Release was attached as Exhibit 99.1 under Item 9.01.

On September 15, 2004, we filed a Current Report on Form 8-K dated September 13, 2004, furnishing under Item 7.01 two press releases, one announcing that the N1OO well on the Ninotsminda Field in Georgia had experienced a blow out; and the other announcing that the N1OO well had been capped. Copies of the Press Releases were attached as Exhibits 99.1 and 99.2 respectively under Item 9.01.

On September 21, 2004, we filed a Current Report on Form 8-K dated September 20, 2004, furnishing under Item 7.01 a Press Release dated September 20, 2004 announcing that the Registration Statement on Form S-3 in relation to our global public offering had been declared effective and announcing the pricing of the Offering. A copy of the Press Release was attached as Exhibit 99.1 under Item 9.01.

On September 23, 2004, we filed a Current Report on Form 8-K dated September 22, 2004, furnishing under Item 7.01 a Press Release dated September 22, 2004 announcing that we had closed our global public offering. A copy of the Press Release was attached as Exhibit 99.1 under Item 9.01.

On September 28, 2004, we filed a Current Report on Form 8-K dated September 23, 2004, furnishing under Item 7.01 a Press Release dated September 23, 2004 announcing an update on our operations in Georgia. A copy of the Press Release was attached at Exhibit 99.1 under Item 9.01.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION

Date: November 16, 2004	By:	/s/Vincent McDonnell

Vincent McDonnell
Chief Financial Officer