Form 10-K/A
period 2004-12-31
CANARGO ENERGY CORP
filed 2005-05-02
CIK 310316

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

             For the transition period from __________________ to __________________

Commission File Number 001-32145

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
         YES ☑           NO ☐

The aggregate market value of the Registrant’s common stock held by-non-affiliates was approximately $334.6 million as of 11 March 2005, based upon the last reported sales price of such stock on the American Stock Exchange on that date. For this purpose, the Registrant considers Dr. David Robson, Vincent McDonnell, Michael Ayre, Russ Hammond and Nils Trulsvik to be its only affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

EXPLANATORY NOTE

CanArgo Energy Corporation is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 to amend in full Item 9A Controls and Procedures of Part II of the Report pursuant to SEC Release No. 50754.

Except for the foregoing items, no other information included in the original Annual Report on Form 10-K is amended by this amendment.

PART II
Report of Independent Registered Public Accounting Firm
PART IV
SIGNATURES
Exhibit 23
Exhibit 31.1
Exhibit-31.2
Exhibit-32

PART II

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

Management’s Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Securities Exchange Act of 1934. This system of internal controls is designed to provide reasonable assurance that assets are safeguarded, transactions are properly recorded and executed in accordance with management’s authorization and financial statements are prepared in accordance with generally accepted accounting principles. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since the Company only became an accelerated filer on June 30, 2004 this evaluation started only during the fourth quarter of 2004. The lack of time in combination with the lack of resources to engage personnel did not allow management to perform a comprehensive evaluation limiting management’s ability to fully assess the effectiveness of internal controls. Nevertheless, management focused on the key control areas of our significant processes. To facilitate the evaluation management retained a major international accounting firm to assist it, with regard to its Georgian subsidiaries and headquarters, in documenting, testing and revising its processes and controls. This process involved testing the controls for effectiveness in the fourth quarter of 2004 and continued into the first quarter of 2005. As we continue our compliance efforts with the Section 404 Requirements, including the testing of the effectiveness of our internal controls, we may continue to identify additional deficiencies in our system.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of December 31, 2004, we did not maintain effective controls over the processes and controls surrounding the financial statement closing process performed on a quarterly and annual basis. These processes and controls are fundamental to a company’s internal controls over financial reporting being sufficient to reduce the level of potential misstatement below the level of “remote” and the related misstatement below the level of “material”. The most critical control weaknesses relating to the financial statement close process are a) the lack of adequate review and supervision primarily related to the lack of segregation of duties and b) insufficient standard processes and policies to ensure a consistent and accurate financial statement close process. Additionally, we do not have sufficient controls in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures. We have concluded that each of these control deficiencies constitute a material weakness.

     Management believes that through its planned remediation efforts, which will include the employment of additional personnel, development of standardized financial statement closing policies and procedures and the engagement of an independent accounting firm to review and advise on the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, it will correct the material weaknesses in our internal controls described above before the end of the 2005 financial year.

Changes in Internal Control over Financial Reporting

     As a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-Q for the third fiscal quarter of 2004 the following deficiencies that existed in the design and operation of our internal controls that our independent auditors, L J Soldinger Associates, LLC, had identified as material weaknesses that required either remediation or the identification of alternative controls, in various financial areas of the Company:

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

     All of the above deficiencies were symptomatic of and contributed to the overall material weakness relating to the financial statement close process identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 except for the final deficiency which contributed to our evaluation of material weakness relating to sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures. We have been actively remedying the deficiencies described above, and have taken appropriate remediation actions. The remediation efforts to date have generally involved the improvement of the accounting and reporting processes and related controls and the appointment and training of dedicated controls personnel to remedy a number of the above deficiencies relating to the financial statement close process. Our remediation efforts represent a long-term commitment to continually evaluate and improve our financial statement closing process and our ability to properly apply generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, in an effort to reduce to a minimal level the risk that a material error in our financial statement could occur. As a result of the remediation and identification of alternative controls that occurred during the fourth fiscal quarter of 2004, we believe that we have eliminated six of the eight specific deficiencies which were symptomatic of our overall material weakness relating to the financial statement close process identified in the third fiscal quarter of 2004. Items(g) and (h) identified in the third fiscal quarter of 2004 are considered to be deficiencies that are symptomatic of and contributed to the overall material weakness relating to the financial statement close process as of December 31, 2004. Other than this remediation and identification of alternative controls, during our fourth fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by L J Soldinger Associates LLC, an independent registered public accounting firm, as stated in their report which is set forth below. L J Soldinger Associates LLC’s unqualified opinion dated March 15, 2005 on the Company’s consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended is set forth in this Report on page F-3.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CanArgo Energy Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CanArgo Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

Except as described below, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and understanding the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

As part of management’s assessment process, a number of steps are required to be completed by management to form a reasonable basis, both in terms of scope and process, to provide management with adequate supporting documentation upon which to form its assessment of the effectiveness of internal control over financial reporting. Management’s process was not comprehensive in identifying and testing controls and risks. The lack of comprehensive identification and testing of internal control over financial reporting limited management’s ability to fully assess the effectiveness of internal controls.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.	One critical entity level control relates to the processes and controls surrounding the Company’s accounting closing process which is performed on a quarterly and annual basis whereby the Company’s financial information is accumulated, processed and used to prepare financial statements for external purposes for the appropriate period. These processes and controls are the foundation of the internal controls over financial reporting which, when sufficient, are used to reduce the level of potential misstatement below the level of “remote” and the related misstatement below the level of “material”.

The Company’s material weakness in its financial statement closing process results from, among other things, the number of audit adjustments required to be recorded, the lack of adequate review and supervision over the financial statement close process (which is primarily related to the lack of segregation of duties as a result of the Company’s limited number of personnel), the lack of standard processes and policies to insure a consistent and accurate closing process, and too much dependence on the use of spreadsheets that are not properly protected from unauthorized access and/or errors in formulas used.

2.	SEC regulations require companies to have internal controls to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s material weakness in this area results from the lack of sufficient controls in place to insure the proper application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures.

In our opinion, except for the effect of matters management might have discovered had a more comprehensive identification and testing of controls been completed, management’s assessment that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CanArgo Energy Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on control criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to the effectiveness of the planned remediation efforts or the conditions that limited the comprehensiveness of management’s identification and testing of controls and risks.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CanArgo Energy Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended and our report dated March 15, 2005 expressed an unqualified opinion.

L J SOLDINGER ASSOCIATES, LLC

Deer Park, Illinois USA
April 29, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

†23	Consent of Independent Registered Public Accounting Firm.
†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.
†32	Section 1350 Certifications.
† Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CanArgo Energy Corporation (Registrant)

	By:	/s/ Vincent McDonnell
Date: May 2, 2005		Chief Financial Officer