Form 10-Q
period 2005-03-31
CANARGO ENERGY CORP
filed 2005-05-12
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 0001-32145

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)

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

                     Yes ☑       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☑

The number of shares of registrant’s common stock outstanding on May 6, 2005 was 201,171,372.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$12,354,512	$24,617,047
Restricted cash	5,300,000	1,400,000
Accounts receivable	2,397,385	2,526,442
Subscription receivables	569,500	—
Subscription receivables — related parties	168,014	—
Crude oil inventory	385,734	253,858
Prepayments	2,698,487	1,517,836
Assets held for sale	600,000	600,000
Other current assets	127,660	121,610

Total current assets	$24,601,292	$31,036,793

Capital assets, net (including unevaluated amounts of $25,928,364 and of and $25,102,945 respectively)	76,886,223	72,995,666
Prepaid financing fees	37,500	648,507
Investments in and advances to oil and gas and other ventures — net	876,539	478,632

Total Assets	$102,401,554	$105,159,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$2,178,904	$2,331,945
Loans payable	—	1,500,000
Other liabilities	524,735	3,080,839
Accrued liabilities	593,691	172,117

Total current liabilities	$3,297,330	$7,084,901

Long term debt	864,729	832,165
Provision for future site restoration site	432,550	422,000

Total Liabilities	$4,594,609	$8,339,066

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.10; authorized - 300,000,000 shares; shares issued, issuable and outstanding - 200,158,683 at March 31, 2005 and 195,212,089 at December 31, 2004	20,015,867	19,521,208
Capital in excess of par value	186,886,905	184,141,618
Deferred compensation expense	(1,756,159)	(1,976,102)
Accumulated deficit	(107,339,668)	(104,866,192)

Total stockholders’ equity	$97,806,945	$96,820,532

Total Liabilities and Stockholders’ Equity	$102,401,554	$105,159,598

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited
	Three Months Ended
	March 31,	March 31,
	2005	2004
Operating Revenues from Continuing Operations:
Oil and gas sales	$1,333,677	$3,360,471

	1,333,677	3,360,471

Operating Expenses:
Field operating expenses	498,920	668,337
Direct project costs	368,838	280,467
Selling, general and administrative	1,828,632	911,602
Non cash stock compensation expense	332,342	—
Depreciation, depletion and amortization	511,663	880,821
Gain on dispositions	—	(354,951)

	3,540,395	2,386,276

Operating Income (Loss) from Continuing Operations	(2,206,718)	974,195

Other Income (Expense):
Interest, net	23,969	(7,473)
Foreign exchange gains (losses)	(139,996)	1,812
Other	(57,715)	62,598
Equity Loss from investments	(93,016)	—

Total Other Income (Expense)	(266,758)	56,937

Income (Loss) from Continuing Operations Before Minority Interest and Taxes	(2,473,476)	1,031,132
Minority interest in loss of consolidated subsidiaries	—	884

Income (Loss) from Continuing Operations	(2,473,476)	1,032,016
Net Income from Discontinued Operations, net of taxes and minority interest	—	490,364

Net Income (Loss)	$(2,473,476)	$1,522,380

Weighted average number of common shares outstanding
- Basic	196,078,360	106,468,985

- Diluted	196,078,360	109,281,654

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.01)	$0.01
- from discontinued operations	$—	$0.00

Basic Net Income (Loss) Per Common	$(0.01)	$0.01

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.01)	$0.01
- from discontinued operations	$—	$0.00

Diluted Net Income (Loss) Per Common	$(0.01)	$0.01

Other Comprehensive Income:
Foreign currency translation	—	462,136

Comprehensive Income (Loss)	$(2,473,476)	$1,984,516

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Three months ended March, 31
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Income (Loss) from continuing operations	(2,473,476)	1,032,016
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Non-cash stock compensation expense	332,342	—
Non-cash interest expense and amortization of debt discount	102,639	6,000
Non-cash reduction in selling, general and administrative expenses	(75,000)	—
Depreciation, depletion and amortization	511,663	880,821
Equity loss from investments	93,016	—
Gain on dispositions	—	(354,951)
Allowance for doubtful accounts	19,743	—
Minority interest in loss of consolidated subsidiaries	—	(884)
Changes in assets and liabilities:
Restricted cash	(3,900,000)	—
Accounts receivable	109,314	(55,322)
Inventory	(131,876)	295,265
Prepayments	(222,773)	(119,139)
Other current assets	(6,050)	43,468
Accounts payable	(153,041)	204,557
Deferred revenue	(2,556,104)	(929,247)
Income taxes payable	—	(42,000)
Accrued liabilities	421,574	(112,072)

Net cash generated (used) by operating activities	(7,928,029)	848,512

Investing activities:
Capital expenditures	(4,402,220)	(1,459,164)
Proceeds from disposition of subsidiary	—	1
Advances to oil and gas and other ventures	(436,650)	—
Advance proceeds from the sale of CanArgo Standard Oil Products	—	170,000
Change in non cash working capital items	(957,878)	452,346

Net cash used in investing activities	(5,796,748)	(836,817)

Financing activities:
Proceeds from sale of common stock	1,593,119	499,516
Share issue costs	(130,877)	—
Advances from joint venture partner	—	290,000
Payments of joint venture obligations	—	(635,447)
Repayment of loans	—	(102,179)

Net cash provided by financing activities	1,462,242	51,890

Net cash flows from assets and liabilities held for sale	—	(14,119)

Net increase (decrease) in cash and cash equivalents	(12,262,535)	49,466
Cash and cash equivalents, beginning of period	24,617,047	3,472,252

Cash and cash equivalents, end of period	$12,354,512	$3,521,718

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Condensed Financial Statements

1.	Basis of Presentation

The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

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

2.	Dismantlement, Restoration and Environmental Costs

Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, offshore production platforms, and natural gas processing plants, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at March 31, 2005 the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $432,550.

3.	Foreign Operations

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

4.	Restricted Cash

Restricted cash consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Restricted Cash—Escrow	$1,400,000	$1,400,000
Restricted Cash—Secured deposit	$3,900,000	$—

	$5,900,000	$1,400,000

Restricted cash of $1,400,000 at March 31, 2005 and December 31, 2004 relates to money placed in a third party escrow account in October 2004, to fund part of the horizontal development program at the Ninotsminda and Samgori Fields in Georgia. These funds are committed until such time as we complete the second well in the horizontal development program. In 2005 we funded a certificate of deposit in the amount of $3,900,000 million to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A.

5.	Accounts Receivable

Accounts receivable at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)

Trade receivables before allowance for doubtful debts	$1,010,025	$1,081,055
Allowance for doubtful debts	(866,170)	(866,239)
Due from Samgori PSC partner	1,057,534	1,057,534
Insurance receivable	1,086,316	1,047,359
Other receivables	109,580	206,733

	$2,397,385	$2,526,442

Bad debt expense for the three month period ended March 31, 2005 and March 31, 2004 was $19,743 and $0 respectively.

In September 2004, we had a blow out of our N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out. Costs incurred as of March 31, 2005 and December 31, 2004 were $1,357,895 and $1,309,198 respectively. As of March 31, 2005 and December 31, 2004 $1,086,316 and $1,047,359 was recorded as a receivable, respectively.

Included in receivables as of March 31 2005 and December 31, 2004 was $1,057,534 due from Georgian Oil Samgori Limited (“GOSL”) for its share of capital expenditure on our horizontal well drilling program on the Samgori Field. We have funded 100% of the costs so far and should GOSL not be in a position to or elect not to fund its share of the program costs, we are entitled to continue the project at our sole risk at which time the receivable would be transferred to oil and gas properties. We would be entitled to 100% of the contractor’s share of any incremental production resulting from the sole risk situation where we were the party undertaking the sole risk. (See Note 20)

6.	Subscription Receivables

On March 30, 2005 we issued from escrow 495,745 shares of our common stock to Cornell Capital Partners, LLC (“Cornell Capital”) as part of a takedown under the Stand-by Equity Distribution Agreement dated 11 February 2004 (“SEDA”). Net proceeds from the takedown in the amount of $569,500 were not received as of March 31, 2005. We received those proceeds on April 1, 2005.

7.	Subscription Receivables — Related Party

Our policy is to assist our employees, officers and directors when they choose to exercise and sell their vested stock options. At the direction of the employees, officers or directors, we will issue shares in an amount equal to the amount to be exercised to registered broker-dealers, who will then sell those shares in the public markets and then remit the proceeds back to us. We then deduct the exercise price of the options and then remit the net amount to the employee, officer or director. At March 31, 2005 we had issued 1,570,000 shares of our common stock to a registered broker-dealer for the benefit of certain officers and directors and the registered broker dealer had not yet remitted to us the proceeds from the sales of the shares. We therefore recorded a subscription receivable from the officers and directors of approximately $168,000, which represents the exercise price of the options. We received the proceeds from the sale of these shares on April 4, 2005.

8.	Inventory

Inventory of crude oil at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Crude oil	$385,734	$253,858

	$385,734	$253,858

9.	Capital Assets

Capital assets, net of accumulated depreciation and impairment, include the following at March 31, 2005:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$65,165,343	$(23,779,142)	$41,386,201
Unproved properties	25,928,364	—	25,928,364

	91,093,707	(23,779,142)	67,314,565

Property and Equipment
Oil and gas related equipment	13,967,425	(4,806,536)	9,160,889
Office furniture, fixtures and equipment and other	711,419	(300,650)	410,769

	14,678,844	(5,107,186)	9,571,658

	$105,772,551	$(28,886,328)	$76,886,223

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2004:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$61,458,503	$(23,382,448)	$38,076,055
Unproved properties	25,102,945	—	25,102,945

	86,561,448	(23,382,448)	63,179,000

Property and Equipment
Oil and gas related equipment	14,119,443	(4,693,368)	9,426,075
Office furniture, fixtures and equipment and other	689,439	(298,848)	390,591

	14,808,882	(4,992,216)	9,816,666

	$101,370,330	$(28,374,664)	$72,995,666

Oil and Gas Properties

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

10.	Prepaid financing fees

Prepaid financing fees at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Commission and Professional fees	$37,500	$648,507

	$37,500	$648,507

Prepaid financing fees as at March 31, 2005 are corporate finance fees incurred in respect of the additional Ozturk loan agreement discussed in Note 12. As at December 31, 2004, commissions and professional fees related to the SEDA with Cornell Capital were included in Prepaid financing fees. As at March 31, 2005 sufficient proceeds were received under this agreement for the prepaid financing fees to be offset against capital in excess of par value (See Note 16).

11.	Investments in and Advances to Oil and Gas and Other Ventures

We have acquired interests in oil and gas and other ventures through less than majority interests in corporate and other entities. A summary of our net investment in and advances to oil and gas and other ventures consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Kazakhstan — Through 45% ownership of Tethys Petroleum Investments Limited	$1,174,785	$683,862

Total Investments in and Advances to Oil and Gas and Other Ventures	$1,174,785	$683,862

Equity in Profit (Loss) of Oil and Gas and Other Ventures Kazakhstan	(298,246)	(205,230)

Cumulative Equity in Profit (Loss) of Oil and Gas and other ventures	(298,246)	(205,230)

Total Investments in and Advances to Oil and Gas and Other Ventures, Net of Equity Loss	$876,539	$478,632

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

As at March 31, 2005 our total investment and advances amounted to $1,174,785 which comprised of $17,366 as our initial investment and $1,157,419 of advances. Our investment and advances comprised of $799,785 and $375,000 in non-cash management fees. In addition, we have accrued an additional $50,943 in interest on our advances and fees to TPI as at 31 March, 2005.

We have chosen to use our equity ownership percentage as the basis for recording our portion of our investees’ loss and therefore first reduced our investment of $17,366 to zero and then applied the remaining equity losses of $280,880 to reduce the carrying value of our advances to $876,539.

12.	Loans Payable and Long Term Debt

Loans payable at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Short term loans payable
Promissory Notes	—	1,500,000

Loans payable	$—	$1,500,000

Long term debt
Long term loans with detachable warrants	$1,050,000	$1,050,000
Unamortized debt discount	(185,271)	(217,835)

Long term debt	$864,729	$832,165

In order to insure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes during 2004, we entered into a number of loan agreements of which those outstanding during the first quarter 2005 are described below.

Long Term Loan with Detachable Warrants: This loan matures in August 2006 unless it has previously been converted. Corporate finance fees of $50,000 were paid in respect of the loan. Interest is payable quarterly at a rate of 7.5% per annum. The loan is convertible into shares of CanArgo Common Stock at 15% above a market price of $0.60 in effect when the agreement was reached in August 2004, subject to customary anti-dilution adjustments. We have the option to force conversion of the loan if our share price exceeds 160% of $0.60 (or $0.96 per share) for a period of 20 consecutive trading days. No conversion is possible for a period of one year from the date of the agreement.

The Company’s stock price at the time of the agreement was $0.51; consequently, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issuance of the loan and detachable warrants resulted in a discount being recorded in the amount of $263,786, which resulted from the relative fair value of the warrants, as determined using the Black-Scholes model.

We used the following assumptions to determine the fair value of the debt and warrants:

Additional Loan
Stock price on date of grant	$0.51
Risk free rate of interest	2.51%
Expected life of warrant — months	48
Dividend rate	—
Historical volatility	108%

The discounts are being amortized to expense interest over the life of the loan using the effective interest method. The effective interest rate was 18.9%. As of March 31, 2005 we had amortized $78,514 of the debt discount as interest expense.

Promissory Note: On May 19, 2004, we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $1,500,000. We have repaid the promissory note in full by making a series of takedowns in February and March 2005 under the SEDA.

13.	Other Liabilities

Other liabilities consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Prepaid sales and oil sales security deposit	$163,540	$2,699,644
Prepaid licence fees	60,000	80,000
Advanced proceeds from the sale of other assets	301,195	301,195

	$524,735	$3,080,839

As of December 31, 2004 prepaid sales and oil sales security deposit included $2,300,000 arising from security deposit payments under an oil sales agreement with Primrose Financial Group (“Primrose”) dated May 5, 2004. In February 2005, we cancelled the May 2004 oil sales agreement with Primrose, repaid the security deposit in full and concluded a new oil sales agreement.

14.	Accrued Liabilities

Accrued liabilities consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Professional fees	$587,369	$93,001
Other	6,322	79,116

	$593,691	$172,117

15.	Minority Interest

In September 2003, CanArgo Norio Limited (“CNL”) signed a Farm-In agreement (the “Agreement”) relating to the Norio Production Sharing Agreement (the “Norio PSA”) with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (“Georgian Oil”). Georgian Oil is already a party to the Norio PSA as the commercial representative of the State. The Agreement obligates Georgian Oil to pay up to $2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil will also have an option (the “Option”) exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CNL of $6,500,000. In accordance with the terms of this Agreement, Georgian Oil invested $1,750,000 in deepening the MK72 well.

On April 8, 2005 we announced that our wholly owned subsidiary, CNL, had reached an agreement with Georgian Oil to secure 100% of the contractor share in the Norio PSA. We have reached agreement (subject to final contractual documentation), to pay Georgian Oil $1,750,000 to terminate the Agreement and secure a 100% working interest in the Norio PSA. On May 9, 2005 we announced that the final documentation was signed on May 6, 2005.

16.	Stockholders’ Equity

	Number of
	Shares		Additional	Deferred
	Issued and		Paid-In	Compensation	Accumulated	Accumulated
	Issuable	Par Value	Capital	Expense	Deficit	Deficit

Total, December 31, 2004	195,212,089	$19,521,208	$184,141,618	$(1,976,102)	$(104,866,192)	$96,820,532

Shares Issued pursuant to Standby Equity	380,836	38,084	469,514			507,598
Distribution agreement (Cornell Capital)

Shares Issued pursuant to Standby Equity	335,653	33,565	458,837			492,402
Distribution agreement (Cornell Capital)

Exercise of stock options	1,067,833	106,783	255,850			362,633

Shares Issued pursuant to Standby Equity	344,758	34,476	498,072			532,548
Distribution agreement (Cornell Capital)

Shares Issued pursuant to Standby Equity	370,599	37,060	562,940			600,000
Distribution agreement (Cornell Capital)

Shares Issued pursuant to Standby Equity	381,170	38,117	561,883			600,000
Distribution agreement (Cornell Capital)

Shares Issued pursuant to Standby Equity	495,745	49,574	550,426			600,000
Distribution agreement (Cornell Capital)

Exercise of stock options	1,570,000	157,000	11,000			168,000

Stock based compensation under SFAS 148	—	—	112,399	219,943		332,342

Share issue costs	—	—	(735,634)			(735,634)

Net Loss	—	—	—		(2,473,476)	(2,473,476)

Total, March 31, 2005	200,158,683	$20,015,867	$186,886,905	$(1,756,159)	$(107,339,668)	$97,806,945

On February 11, 2004, we entered into a SEDA that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital. On February 03, 2005, the SEC declared effective the registration statement on Form S-3 (Reg. No. 333-115261) originally filed by us on May 6, 2004 in respect of the shares issuable under the SEDA. Under the terms of the Agreement, Cornell Capital will provide us with an equity line of credit for 24 months from the date the registration statement became effective. The maximum aggregate amount of the equity placements pursuant to the Agreement is $20,000,000. Subject to this limitation, we can draw down up to $600,000 in any seven trading-day period (a “Put”). The Cornell Facility could be used in whole or in part entirely at our discretion. Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Closing Bid Price (‘VWAP’) of CanArgo common shares traded on the Oslo Stock Exchange (“OSE”) for each of the five consecutive trading days immediately following a draw down notice by CanArgo. For each share of common stock purchased under the Agreement, Cornell Capital will receive a substantial discount to the current market price of CanArgo common stock. The level of the total discount will vary depending on the market price of our stock and the amount drawn down under the Agreement. Such discount will comprise (1) 3% discount to, the lowest volume weighted average price of our common stock; (2) 5% of the proceeds that we receive for each advance under the Agreement; and (3) a commitment fee. The commitment fee, which has been paid, consisted of $10,000 in cash and 850,000 shares of our common stock.

As of May 11, 2005, we have received $4,532,548 proceeds net of $285,749 of discounts (excluding the commitment fee of $10,000 and 850,000 shares of common stock previously paid to Cornell Capital) pursuant to eight takedowns under the Cornell Facility in which we issued a total of 3,335,034 shares of our common stock to Cornell Capital at an average price of $1.3591 per share. From these proceeds, $1,532,548 was used to repay the promissory note of $1,500,000 plus accrued interest on the note of $32,548 to Cornell Capital.

On April 26, 2005 we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $15,000,000. This amount and interest at a rate of 7.5% per annum shall be payable either in cash or using the net proceeds of drawdowns under the SEDA, within 270 days from the date of the promissory note. (See “Notes to Unaudited Consolidated Condensed Financial Statements, Item 20 Subsequent Events” below for a more detailed discussion).

17.	Net Income (Loss) Per Common Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share are provided for continuing operations, discontinued operations and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities (warrants, options and convertible debt) into common stock.

Basic and diluted net loss per common share for the three months ended March 31, 2005 and March 31, 2004 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock were outstanding during the three months ended March 31, 2005 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total number of such shares excluded from diluted net loss per common share were 11,782,739 for the three months ended March 31, 2005.

	March 31,	March 31,
	2005	2004

Weighted average number of basic shares outstanding	196,078,360	106,468,985
Effect of:
Employee and director stock options	—	2,812,669

Weighted average number of dilutive shares outstanding	196,078,360	109,281,654

18.	Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At March 31, 2005, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CNL will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next sixteen months is $350,000.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda /Manavi area with AES was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

In April 2004, we acquired a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. Completion of well S302, which was funded 100% by us, satisfied our commitment to GOSL under the acquisition agreement. It is planned that the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata to their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed by June 2008, is anticipated to be up to $13,500,000.

The original Contractor party to the Samgori PSC, National Petroleum Limited (“NPL”), has an option to reacquire its Contractor’s interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed in part by September 2006 and in full by June 2008. Furthermore, NPL has outstanding costs and expenses of $37,528,964 in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XIB (“Cost Recovery Oil”). The cost recovery pool includes the $37,528,964 costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 50/50 basis between the State and the Contractor parties respectively. While GOSL and CSL continue to have unrecovered costs, they will receive 75% of total production (net 37.5% to us). After recovery of their cumulative capital, operating and other allowable project costs including the NPL costs, the Contractor parties will receive 30% of Profit Oil (net 15% to us). The allocation of a share of production to the State, however, relieves the Contractor parties of all obligations they would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the Samgori PSC. After NPL’s costs are repaid from either Field production or other production in the PSC (in the event that new fields are developed in areas identified using seismic surveys originally performed by NPL), NPL shall continue to receive 5% of annual net profit.

Under the Samgori PSC, Georgian Oil as the State representative in the contract is entitled to receive up to 250,000 tons (approximately 1.6 million barrels) of oil (“Base Level Oil”) from a maximum of 50% per calendar quarter of production when the value of the cumulative Cost Recovery Oil, cumulative Cost Recovery Natural Gas, cumulative Profit Oil and cumulative Profit Natural Gas delivered to the Contractor parties exceeds the cumulative allowable capital, operating and other project costs including finance costs associated with the Samgori Field and exploration in Block XIB and the NPL costs. While Base Level Oil is being delivered to Georgian Oil, the Contractor parties will continue to be entitled to a maximum of 50% of the remaining Profit Oil. The Base Level Oil is an estimate of the amount of oil that Georgian Oil would have expected to produce from the contract area had the State not come to a contractual arrangement with the previous Contractor party in 1996.

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

In September 2004, we had a blow out of our N100 well. The Company estimates that the total costs attributable to the blow out, including compensation and cleaning of the environment will be $2,000,000. The Company insurance policies cover 80% of these costs, the other 20% insurance retention being payable by the Company.

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

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended March 31, 2005 and 2004:

	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Operating Revenues	—	2,525,763

Loss Before Income taxes and Minority Interest	—	38,972
Income Taxes	—	—
Minority Interest in Loss	—	(19,486)

Net Loss from Discontinued Operation	$—	$19,486

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

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended March 31, 2004:

	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Loss (Income) Before Income taxes and Minority Interest	—	14,118

Net Loss (Income) from Discontinued Operation	$—	$14,118

Georgian American Oil Refinery

In 2003, we approved a plan to dispose of our interest in the Georgian American Oil Refinery Limited (“GAOR”) as the refinery had remained closed since 2001 and neither we nor our partners could find a commercially viable option to putting the refinery back into operation. In February 2004, we reached agreement with a local Georgian company to sell our 51% interest in GAOR for a nominal price of one US dollar and the assumption of all the obligations and debts of GAOR to the State of Georgia including deferred tax liabilities of approximately $380,000. The gain recorded on disposition of GAOR was $330,923.

The results of operations of GAOR have been classified as discontinued for all periods presented. Net income from discontinued operations is disclosed net of taxes and minority interest. The plan to dispose of the asset led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. These items have been respectively recorded in impairment of other assets and other income (expense) components of continuing operations.

The results of discontinued operations in respect of GAOR consisted of the following for the three months ended March 31, 2004:

	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	—	—

Loss (Income) Before Income taxes and Minority Interest	—	—

Minority Interest in Loss	—	(523,968)

Net Loss (Income) from Discontinued Operation	$—	$(523,968)

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

Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	600,000	600,000

	$600,000	$600,000

20.	Subsequent Events

On April 8, 2005 we announced that our wholly owned subsidiary, CanArgo Norio Limited (“CNL”), had reached an agreement with a wholly owned subsidiary of Georgian Oil to secure 100% of the contractor share in the Norio PSA. We reached agreement (subject to final contractual documentation), to pay Georgian Oil $1,750,000 to terminate the farm-in agreement and secure a 100% working interest in the Norio PSA. On May 9, 2005 we announced that the final documentation was signed on May 6, 2005.

On April 26, 2005 we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $15 million (“Promissory Note”). This amount and interest at a rate of 7.5% per annum shall be payable either in cash or using the net proceeds of drawdowns under the SEDA, within 270 calendar days from the date of the Promissory Note. If the Promissory Note is not repaid in full when due interest shall accrue on the outstanding principal owing at a rate of fourteen per cent (14%) per annum from the due date until payment. Pursuant to the terms of the Promissory Note, we shall escrow 25 requests for advances under the SEDA each in an amount not less than $600,000 and one advance of $289,726.03 together with 16,938,558 shares of CanArgo common stock. The escrow agent shall release requests every 7 calendar days from May 2, 2005 provided we have not previously made a payment to Cornell Capital in cash. Under the terms of a Letter Agreement between us and Cornell Capital dated April 26, 2005, we shall have the option to cancel up to 5 of the escrowed advance notices during the life of the Promissory Note. We shall have the ability at our sole discretion upon 24 hours prior written notice to Cornell Capital to repay all and any amounts due under the Promissory Note in immediately available funds and withdraw any advance notices yet to be effected.

The Promissory Note will become immediately due and payable upon the occurrence of any of the following:- (i) failure to pay the amount of any principal or interest when due under the Promissory Note; (ii) failure to satisfy any other obligation or requirement under the Promissory Note or the Irrevocable Transfer Agent Instructions; or (iii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction is filed by or against CanArgo for all or any part of its property. The proceeds of the advance from Cornell Capital will be used by CanArgo to give additional flexibility in CanArgo’s development and appraisal program in Georgia.

On May 6, 2005 we announced the appointment of Mr. Richard J. Battey as Chief Financial Officer. The former Chief Financial Officer, Mr. Vincent McDonnell, has moved to fill the position of Chief Operating Officer in addition to his duties as an Executive Director and Chief Commercial Officer.

On May 9, 2005 we announced that under the terms of the Samgori PSC, we notified GOSL of our intent to sole risk the next 2 development wells. GOSL has 60 days to notify us of its interest to participate in these two wells.

On May 9, 2005 we announced that on May 5, 2005 the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan signed and registered the Production Contract for the Kyzyloy Field. We hold our interest in the Kyzyloy Field through our 45% holding in Tethys. Tethys in turn holds a 70% interest in the Kazakh Limited Liability Partnership BN-Munai (“BNM”). BNM holds a 100% interest in the 1,667 square kilometre (411,749 acre) Akkulkovsky exploration contract area, in the North Ustyurt Basin of Kazakhstan, just to the west of the Aral Sea, and surrounding the Kyzyloy Gas Field licence.

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

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2004 and subsequent amendments thereof filed on Forms 10-K/A in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.

Operationally, during the quarter, we continued to focus on our horizontal development drilling program on our Ninotsminda and Samgori Fields, and the appraisal drilling program on our Manavi oil discovery. On the Ninotsminda and Samgori Fields, we plan to drill up to 15 horizontal well sections which will be mainly drilled as sidetracks from existing vertical wells but the program also includes a new well to be drilled in the eastern part of the Ninotsminda Field which will be designed so as to have more than one horizontal section drilled from it. The horizontal component of these wells will be drilled under balanced through the reservoir section using the latest Under Balanced Coiled Tubing Drilling (“UBCTD”) technology. WEUS Holding Inc., a subsidiary of Weatherford International Ltd, will supply the UBCTD equipment and services under the terms of a contract signed in June 2004.

The first UBCTD well, N22H on the Ninotsminda Field, commenced in December 2004 but was only completed in March 2005 with a horizontal section only 23% of that intended. The delay in completing this well and the failure to achieve the drilling objective was due to mechanical problems with the UBCTD equipment.

This well was drilled in the north-east of the Ninotsminda Field, an area where the reservoir is regarded as being of lower overall permeability, with the build-up section of the well penetrating the gas cap. While drilling under-balanced Weatherford measured gas production from the well at rates in the range of 20 — 25 MMscf (560 to 700 MCM) per day with the well effectively un-choked. We believe that this is the biggest rate ever measured on a well in Georgia to date thus demonstrating the potential for under balanced drilling in this reservoir. A slotted liner has been run over the production interval and the well tested at various choke sizes. Initially the well flowed mainly gas, with production of approximately 5.3 MMscf (150 MCM) per day of gas and 85 barrels of oil and condensate per day (968 barrels oil-equivalent (“boe”) (assuming 6,000 standard cubic feet of gas = 1 barrel of oil)) on a 16 mm (40/64ths in) choke, and a flowing tubing head pressure of 60 atmospheres (882 psi). During testing there was an improvement in the ratio of oil to gas produced. However, as a result of current problems with the export pipeline, this well is currently severely choked back due to constraints on flaring. Having analysed the results of the well to date in conjunction with the field reservoir model, it is planned to pull the production liner and complete the well as originally planned. The objectives of the well have not been fully met and as a result a significant area of the reservoir is not being drained of oil.

Following an extended break during which Weatherford made certain modifications to its equipment and mobilised additional equipment to Georgia, drilling operations commenced on the N100H2 well on the Ninotsminda Field in early April. The total planned footage to be drilled is approximately 3,035 feet (925 meters) with a planned horizontal section length of 2,100 feet (640 meters). The N100 area has been historically a much more productive area of the Field than the N22 area, and as such it would be expected that the N100H2 well should be more productive than N22H, particularly as the horizontal section is planned to be much longer than that which was actually drilled in N22H.

Having successfully drilled 213 feet (65 meters) of the build-up section of N100H2, and having encountered what appears to be a significant fracture in the build-up section, Weatherford encountered problems with the bottom-hole assembly (“BHA”) which ultimately resulted in the BHA detaching and being left in the hole. Subsequent fishing operations using coiled tubing proved unsuccessful and the well has now been suspended and the equipment moved to the nearby N49 well location. Our operating company plans to re-enter the N100H2 well using our own conventional drilling rig and hopefully retrieve the fish. If this is not possible we will prepare the well for a further horizontal kick-off point just above the current hole. Because of the close proximity of the N100 well to the surface location of N49, further work cannot be carried out on N100H2 until operations have been completed on N49H.

The Ninotsminda N49H well will commence drilling around May 16 after the Weatherford crew have returned from their scheduled break. In this way, the well should be completed in one drilling session. Depending when the N49H well is completed, Weatherford will then either complete the N100H2 well or the next well in the program. It is planned that three horizontal wells will be drilled in the next two months.

On the Samgori Production Sharing Contract area, our partner Georgian Oil Samgori Limited (“GOSL”), a subsidiary of the Georgian State Oil Company Georgian Oil, have indicated that they may not be in a position to participate in the first horizontal wells to be drilled in the Samgori Field. We have been informed by the Georgian government that investment in oil and gas development and exploration activities is not a priority for the State budget. Under the terms of the agreement with GOSL, we may proceed with these activities on a sole-risk basis, retaining the Contractor’s entire share of production from such activities, and with GOSL being required to pay a 500% penalty to take back their interest. We have therefore issued sole-risk notices for the first two UBCTD horizontal wells on Samgori, and if GOSL do not wish to participate we may proceed on a sole-risk basis, but we are under no obligation to do so.

The appraisal of the Manavi Cretaceous oil discovery is moving ahead. Having encountered significant difficulties in drilling the M11Z sidetrack due to extremely over-pressured swelling clays in the section above the reservoir, operations were suspended. After extensive technical analysis and discussions with the international drilling contractor Saipem S.p.A. (“Saipem”), and with a major drilling mud company, it has been decided that the optimum way to sidetrack this well to the top of the reservoir as planned will be to use an oil-based mud system (to control the swelling clays) on Sapiem’s Ideco E-2100Az drilling rig (which is equipped with a top-drive drilling system and can use an oil-based mud system unlike our current Ural-Mash rig). As described below, we have already concluded an agreement with Saipem to provide a rig and drilling services to the company. It is expected that the sidetrack will be completed in a more effective manner utilising this new equipment. It is now planned to sidetrack the well with the Saipem rig to the top of the reservoir sequence at 13,633 feet (4,155 meters) where a 5-inch casing will be set. The Saipem rig has been mobilised to Georgia and is currently being rigged up and should be ready to re-commence drilling of the sidetrack by the end of May. The conventional drilling operations are expected to be completed by early July, after which Weatherford will take over using the UBCTD unit to drill down into the Cretaceous and fully evaluate the oil discovery.

Although management is excited about the potential of the Manavi prospect, a fair amount of additional drilling and analysis is still required before we will be able to fully evaluate the reserves and productive possibilities of this prospect. On June 22, 2004 we announced that our operating subsidiary in Georgia had signed a contract with Great Wall Drilling Company (“GWDC”) of China to supply drilling services for the drilling of a first appraisal well (M12) on the Manavi oil discovery with an option to drill further wells. However, due to an unacceptable delay in mobilising the rig to Georgia, on January 27, 2005 we signed an alternative contract with Saipem.

Under the terms of the contract, Saipem will supply an Ideco E-2100 Az drilling rig complete with crew to drill the Manavi 12 appraisal well to an approximate depth of 16,400 feet (5,000 meters) in the Cretaceous. The contract includes an option to drill further wells. This option is now being exercised with the M11Z sidetrack being the first well. On completion of this sidetrack, the rig will be moved to the M12 location which is approximately 4 km to the west of the Manavi M11 Cretaceous oil discovery well, and located on seismic data acquired by CanArgo in 1998.

The MK72 exploration well on the Norio (Block XIc) & North Kumisi Production Sharing Agreement (“Norio PSA”) area which is testing a potentially large prospect mapped at Middle Eocene level remains suspended. The well is currently cased at a depth of 14,830 feet (4,520 meters) having encountered oil bearing sands in the Oligocene formation which is a secondary objective for the well. Electric logs run over the Oligocene sequence indicate over 330 feet (100 meters) of net pay sands with porosities in the range of 15 to 20%. From the oil shows while drilling and log analysis, these sands appear to be oil bearing. It is planned to test the Oligocene sands once the well has reached total depth. Data obtained from the vertical seismic profile run in the well indicates that there is a seismic reflector some 984 feet (300 meters) below the current depth of the well which may be the primary target.

We announced on April 8, 2005 that our wholly owned subsidiary CanArgo Norio Limited had reached an agreement with a wholly owned subsidiary of the Georgian State Oil Company (“Georgian Oil”) to secure 100% of the contractor share in the Norio PSA. Georgian Oil were farming in for a 15% interest in the Norio PSA through a contribution to the Norio MK72 exploration well (plus an option to increase this to a 50% interest), and we have reached agreement (subject to final contractual documentation), to pay Georgian Oil $1.75 million to terminate the farm-in agreement and secure a 100% working interest in the Norio PSA. On May 9, 2005 we announced that the final documentation was signed on May 6.

It is planned to recommence drilling activities on the MK72 well within the next two months, with a planned total depth of 16,733 feet (5,100 meters).

Average gross oil production from the Ninotsminda and Samgori Fields for the three month period ending March 31, 2005 was 1,012 barrels of oil per day (“bopd”). At the end of the period, our net after tax entitlement to production (the allocation of a share of production to the State relieves us of all obligations we would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the production sharing contracts) from the two fields was 516 bopd. Gross production from our two Fields as of April 30, 2005 is approximately 1,060 bopd.

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

On May 9, 2005 we announced that on May 5, 2005 the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan signed and registered the Production Contract for the Kyzyloy Field. We hold our interest in the Kyzyloy Field through our 45% holding in Tethys. Tethys in turn holds a 70% interest in the Kazakh Limited Liability Partnership BN-Munai (“BNM”). BNM holds a 100% interest in the 1,667 square kilometre (411,749 acre) Akkulkovsky exploration contract area, in the North Ustyurt Basin of Kazakhstan, just to the west of the Aral Sea, and surrounding the Kyzyloy Gas Field licence. Management believes that this is a significant event, as it will allow BNM to proceed with the development of this field and tie-in to the nearby Bukhara-Urals gas trunk-line, with first gas projected to be produced from this shallow gas field (the reservoir is at approximately 1,476 feet (450 meters)) by the end of this year. Management believes that production from the Kyzyloy Field will make BNM one of the first domestic producers of dry gas in Kazakhstan.

On the surrounding Akkulkovsky exploration contract area, BNM plans to drill a number of shallow gas tests this summer on identified seismic anomalies (which are analogous to the Kyzyloy Field), for potential tie-in to the Kyzyloy development. BNM has also signed an agreement to acquire a 100% interest in the large (approximately 10,000 square kilometres (2,470,000 acre)) Greater Akkulkovsky area. Just to the south of this area, in Northern Uzbekistan, lie some large gas condensate fields in the deeper section, and although further work is required, management believes that significant exploration potential may exist in the Greater Akkulkovsky contract area. Tethys is currently in the process of raising equity capital for the development of its business in Kazakhstan and Central Asia.

Liquidity and Capital Resources

As of March 31, 2005 we had working capital of $21,304,000 compared to working capital of $23,952,000 as of December 31, 2004.

Proceeds received from a global public offering of 75 million shares of our common stock in September 2004 along with on going cash flows from our Georgian operations together with access to the $20,000,000 Cornell Facility being provided by Cornell Capital (detailed below) and the proceeds from the $15,000,000 promissory note signed with Cornell Capital on April 26, 2005 (described above) means we have or should secure the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda and Samgori Fields and the appraisal of our Manavi oil discovery.

On February 11, 2004, we entered into a Standby Equity Distribution Agreement (“SEDA”) that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital Partners, LP (“Cornell Capital”) up to a maximum value of $20,000,000 (“Cornell Facility”). On February 03, 2005, the SEC declared effective the registration statement on Form S-3 (Reg. No. 333-115261) originally filed by us on May 6, 2004 in respect of the shares issuable under the Cornell Facility. Under the terms of the SEDA, Cornell Capital will provide us with an equity line of credit for 24 months from the date the registration statement became effective. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20,000,000. Subject to this limitation, we can draw down up to $600,000 in any seven trading-day period (a “Put”). The Cornell Facility could be used in whole or in part entirely at our discretion. Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Closing Bid Price (‘VWAP’) of CanArgo common shares traded on the Oslo Stock Exchange (“OSE”) for each of the five consecutive trading days immediately following a draw down notice by CanArgo. For each share of common stock purchased under the SEDA, Cornell Capital will receive a substantial discount to the current market price of CanArgo common stock. The level of the total discount will vary depending on the market price of our stock and the amount drawn down under the SEDA. On the basis of the average high and low price for common stock as reported on the American Stock Exchange on May 11, 2005 of $0.825, Cornell Capital will receive a total discount of 11.56% to the market price of our stock. Such discount will comprise (1) 3% discount to, the lowest volume weighted average price of our common stock; (2) 5% of the proceeds that we receive for each advance under the Agreement; and (3) a commitment fee of 3.56%. The commitment fee, which has been paid, consisted of $10,000 in cash (paid in two tranches) and 850,000 shares of our common stock (issued in three tranches). In February 2004, we engaged Newbridge Securities Corporation, a registered broker dealer, to advise us and to act as our exclusive placement agent in connection with the Cornell Facility pursuant to the Placement Agent Agreement dated February 11, 2004. For its services, Newbridge Securities Corporation received 30,799 restricted shares of our common stock which were included in the Registration Statement filed on May 6, 2004.

As of May 11, 2005, we have received $4,532,548 proceeds net of $285,749 of discounts (excluding the commitment fee of $10,000 and 850,000 shares of common stock previously paid to Cornell Capital) pursuant to eight takedowns under the Cornell Facility in which we issued a total of 3,335,034 shares of our common stock to Cornell Capital at an average price of $1.3591 per share. From these proceeds, $1,532,548 was used to repay the promissory note of $1,500,000 plus accrued interest on the note of $32,548 to Cornell Capital (See “Notes to Unaudited Consolidated Condensed Financial Statements, Item 11 Loans Payable and Long Term Debt” above for a more detailed discussion).

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

Balance Sheet Changes

Cash and cash equivalents decreased $12,262,000 from $24,617,000 at December 31, 2004 to $12,355,000 at March 31, 2005. The decrease was primarily due to expenditures in the period to fund the cost of preparing wells for our horizontal development program at the Ninotsminda and Samgori Fields, the appraisal of our Manavi oil discovery in Georgia and net cash used by operating activities. This has been partially offset by cash received pursuant to the takedowns under the Cornell Facility.

Restricted cash increased to $5,300,000 at March 31, 2005 from $1,400,000 at December 31, 2004 due to the funding of a certificate of deposit to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A.

Accounts receivable decreased from $2,526,000 at December 31, 2004 to $2,397,000 at March 31, 2005 primarily due to timing issues related to sales of crude oil at month end.

Subscription receivables of $569,500 at March 31, 2005 represent an outstanding amount due from Cornell Capital relating to a takedown under the Cornell Facility at the period end.

Subscription receivables from related parties of $168,014 at March 31, 2005 represent an outstanding amount due from the exercise of vested stock options at the period end.

Inventory increased from $254,000 at December 31, 2004 to $386,000 at March 31, 2005 due to the accumulation of larger batches of oil for export sales.

Prepayments increased from $1,518,000 at December 31, 2004 to $2,698,000 at March 31, 2005 as a result of an increase in prepayments for materials and services related to our appraisal activities at the Manavi oil discovery and for our horizontal well development program at the Ninotsminda and Samgori Fields. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.

Assets held for sale of $600,000 at March 31, 2005 and December 31, 2004 consist of a 3-megawatt duel fuel power generator.

Other current assets increased from $122,000 at December 31, 2004 to $128,000 at March 31, 2005.

Capital assets net, increased to $76,886,000 at March 31, 2005 from $72,996,000 at December 31, 2004, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.

Prepaid financing fees decreased to $38,000 at March 31, 2005 from $649,000 at December 31, 2004 due to the offset of commissions and professional fees, relating to the SEDA with Cornell Capital, against capital proceeds in excess of par value.

Investments in and advances to oil and gas and other ventures, increased to $877,000 at March 31, 2005 from $479,000 at December 31, 2004 as a result of further advances to our oil and gas interests in Kazakhstan partially offset by the impairment of our investment in the project as a result of losses incurred.

Accounts payable decreased to $2,179,000 at March 31, 2005 from $2,332,000 at December 31, 2004 primarily due to increased payments to suppliers in respect of preparing wells for our horizontal development program at the Ninotsminda Field in Georgia.

Loans payable decreased to nil at March 31, 2005 from $1,500,000 at December 31, 2004 due to the repayment of a promissory note issued to Cornell Capital by making a series of takedowns in February and March 2005 under the SEDA.

Other liabilities decreased to $525,000 at March 31, 2005 from $3,081,000 at December 31, 2004 primarily due to the repayment in full of an oil sales security deposit.

Accrued liabilities increased from $172,000 at December 31, 2004 to $594,000 at March 31, 2005 due primarily to an increase in accrued professional fees relating to compliance with the Sarbanes-Oxley Act of 2002 and audit fees.

Long term debt increased to $865,000 at March 31, 2005 from $832,000 at December 31, 2004 due to amortization of debt discount related to the $1,050,000 convertible loan facility convertible into common stock with detachable warrants to purchase 2,000,000 common shares. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, a portion of the proceeds of debt is accounted for as a discount to the face amount of the notes and is based on the relative fair value of the loans and the warrant securities and conversion stock at the time of issuance. At March 31, 2005 the unamortized discount amounted to $79,000.

Contractual Obligations and Commercial Terms

Our principal business and assets are derived from production sharing contracts and agreements (“PSCs”) in the Republic of Georgia. The legislative and procedural regimes governing PSCs and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.

Our PSCs and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not, as yet, been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our PSCs, conflicts between the interpretation of our PSCs and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the PSCs. However the Norio PSA, the Tbilisi PSC and the Samgori PSC were concluded after enactment of the Petroleum Law, and under the terms and conditions of this legislation.

To confirm that the Ninotsminda Production Sharing Contract (the “Ninotsminda PSC”) and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of the Convertible Loan Agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:

•	The State of Georgia recognizes and confirms the validity and enforceability of the Ninotsminda PSC and the license and all undertakings the State has covenanted with Ninotsminda Oil Company Limited (“NOC”) thereunder;

•	the license was duly authorized and executed by the State at the time of its issuance and remained in full force and effect throughout its term; and

•	the license constitutes a valid and duly authorized grant by the State, being and remaining in full force and effect as of the signing of this confirmation and the benefits of the license fully extend to NOC by virtue of its interest in the license holder and the contractual rights under the Ninotsminda PSC.

Despite this confirmation and the grandfathering of the terms of existing PSCs in the Petroleum Law, subsequent legislative or other governmental changes could conflict with, challenge our rights or otherwise change current operations under the Ninotsminda PSC. No challenge has been made to date.

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

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CNL will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next sixteen months is $350,000.

In April 2004, we acquired a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. Completion of well S302, which was funded 100% by us, satisfied our commitment to GOSL under the acquisition agreement. It is planned that the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata to their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed by June 2008, is anticipated to be up to $13,500,000.

The original Contractor party to the Samgori PSC, National Petroleum Limited (“NPL”), has an option to reacquire its Contractor’s interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed in part by September 2006 and in full by June 2008. Furthermore, NPL has outstanding costs and expenses of $37,528,964 in relation to the Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XIB (“Cost Recovery Oil”). The cost recovery pool includes the $37,528,964 costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 50/50 basis between the State and the Contractor parties respectively. While GOSL and CSL continue to have unrecovered costs, they will receive 75% of total production (net 37.5% to us). After recovery of their cumulative capital, operating and other allowable project costs including the NPL costs, the Contractor parties will receive 30% of Profit Oil (net 15% to us). The allocation of a share of production to the State, however, relieves the Contractor parties of all obligations they would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the Samgori PSC. After NPL’s costs are repaid from either Field production or other production in the PSC (in the event that new fields are developed in areas identified using seismic surveys originally performed by NPL), NPL shall continue to receive 5% of annual net profit.

Under the Samgori PSC, Georgian Oil as the State representative in the contract is entitled to receive up to 250,000 tons (approximately 1.6 million barrels) of oil (“Base Level Oil”) from a maximum of 50% per calendar quarter of production when the value of the cumulative Cost Recovery Oil, cumulative Cost Recovery Natural Gas, cumulative Profit Oil and cumulative Profit Natural Gas delivered to the Contractor parties exceeds the cumulative allowable capital, operating and other project costs including finance costs associated with the Samgori Field and exploration in Block XIB and the NPL costs. While Base Level Oil is being delivered to Georgian Oil, the Contractor parties will continue to be entitled to a maximum of 50% of the remaining Profit Oil. The Base Level Oil is an estimate of the amount of oil that Georgian Oil would have expected to produce from the contract area had the State not come to a contractual arrangement with the previous Contractor party in 1996.

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

At March 31, 2005, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.

In September 2004, we had a blow out of our N100 well. The Company estimates that the total costs attributable to the blow out, including compensation and cleaning of the environment will be $[???????]. The Company insurance policies covers 80% of these costs, the other 20% insurance retention being payable by CanArgo. The Company has accrued liabilities of $[315,000] to cover these costs.

Results of Continuing Operations

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

We recorded operating revenue from continuing operations of $1,334,000 during the three month period ended March 31, 2005 compared with $3,360,000 for the three month period ended March 31, 2004. The decrease is attributable to lower oil and gas revenues being recorded in the three month period ended March 31, 2005 due to lower production levels relating to a delay in the UBCTD program on both the Ninotsminda and Samgori Fields. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited (“CSL”) sold 37,590 barrels of oil for the three month period ended March 31, 2005 compared to 148,752 barrels of oil for the three month period ended March 31, 2004.

NOC generated $608,000 of oil and gas revenue in the three month period ended March 31, 2005 compared with $3,360,000 for the three month period ended March 31, 2004 primarily due to a lower production achieved in the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004 offset partially by a higher average net sales price achieved in the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004. Its net share of the 44,545 barrels (495 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 28,955 barrels. In the period, 8,564 barrels of oil were added to storage. For the three month period ended March 31, 2004, NOC’s net share of the 148,672 barrels (1,652 barrels per day) of gross oil production was 96,636 barrels.

CSL generated $725,000 of oil and gas revenue for the three month period ended March 31, 2005. Its net share of 46,578 barrels (518 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 17,467 barrels. As at March 31, 2005, 12,011 barrels of oil remained in storage.

NOC and CSL’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda and Samgori oil sold during the first three months of 2005 averaged $36.49 per barrel as compared with an average of $22.32 per barrel in the first three months of 2004. Its net share of the 4,264 thousand cubic feet (mcf) of gas delivered was 2,771mcf at an average net sale price of $1.23 per mcf of gas. For the three month period ended March 31, 2005, NOC’s net share of the 50,553 mcf of gas delivered was 33,691mcf at an average net sales price of $1.23 per mcf of gas.

The operating loss from continuing operations for the three month period ended March 31, 2005 amounted to $2,207,000 compared with an operating profit of $974,000 for the three month period ended March 31, 2004. The increase in operating loss is attributable to increased direct project costs, increased selling, general and administration costs, increased non cash stock compensation expense, reduced oil and gas revenue and a gain generated from the disposal of GAOR in the three month period ended March 31, 2004, partially offset by a reduced depreciation, depletion and amortization in the period.

Field operating expenses decreased to $499,000 for the three month period ended March 31, 2005 as compared to $668,000 for the three month period ended March 31, 2004. The decrease is primarily a result of a decrease in production at the Ninotsminda Field during the period. The reduction in production at the Ninotsminda Field was a result of the Company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program together with a delay in implementing the program itself due to mechanical difficulties with the equipment. The preparation work for the UBCTD program necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We have not had a corresponding decrease in our operating cost as the majority of our operating costs are fixed.

Direct project costs increased to $369,000 for the three month period ended March 31, 2005, from $280,000 for the three month period ended March 31, 2004, primarily due to costs directly associated with non operating activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.

Selling, general and administrative costs increased to $1,829,000 for the three month period ended March 31, 2005 from $912,000 for the three month period ended March 31, 2004. The increase is a result of additional costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit fees, higher insurance premiums and a general increase in corporate activity.

Non cash stock compensation of $332,000 for the three month period ended March 31, 2005 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The decrease in depreciation, depletion and amortization expense to $512,000 for the three month period ended March 31, 2005 from $881,000 for the three month period ended March 31, 2004 is attributable principally to lower production and sales from the Ninotsminda Field for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

The gain on disposal of subsidiaries of $354,000 recorded for the three month period ended March 31, 2004 reflects a gain from the disposal of our interest in the Georgian American Oil Refinery.

We recorded net other expense of $267,000 for the three month period ended March 31, 2005, as compared to net other income of $57,000 for the three month period ended March 31, 2004. The increase in net other expense of $324,000 is primarily due to an increase in foreign exchange losses, bank charges, bad debts, and equity loss from investments.

Equity loss from investments for the three month period ended March 31, 2005 of $93,000 relates to the loss incurred on the project in Kazakhstan to acquire oil and gas properties.

The loss from continuing operations of $2,473,000 or $0.01 per share for the three month period ended March 31, 2005 compares to a net income from continuing operations of $1,522,000 or $0.01 per share for the three month period ended March 31, 2004. The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2005 than during the three month period ended March 31, 2004, principally due to the issue of shares in respect of the Samgori purchase in April 2004, the issue of shares in respect of a global offering in September 2004, the issue of shares in respect of the Norio minority interest buyout in September 2004, the issue of shares under the terms of the Cornell Facility to repay the Cornell Capital promissory note and in connection with additional takedowns under the Facility and the exercise of share options in 2005.

Results of Discontinued Operations

Three Month Period Ended March 31, 2005 Compared to Three Month Period Ended March 31, 2004

The net income from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2004 amounted to $490,000 resulting from our refinery operation where the plan to dispose of the asset led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. All discontinued operations had been disposed by December 31, 2004.

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

As a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 that we had identified a number of deficiencies that were symptomatic of and contributed to the overall material weakness relating to our financial statement close process identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. We also identified a material weakness relating to sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures. Although as of March 31, 2005 these material weaknesses have not been fully remediated, we have been actively remedying the deficiencies described above, and have taken a number of appropriate remediation actions. The remediation efforts to date have generally involved the addition of staff, improvement in accounting and reporting processes and related controls and the appointment and training of dedicated controls personnel to remedy a number of the above deficiencies relating to the financial statement close process. Our remediation efforts represent a long-term commitment to continually evaluate and improve our financial statement closing process and our ability to properly apply generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, in an effort to reduce to a minimal level the risk that a material error in our financial statements could occur. Other than this ongoing remediation effort there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

CANARGO ENERGY CORPORATION AND SUBSIDIARIES

Item 6. Exhibits

(a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(3)	Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(4)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(5)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(6)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

4(3)	Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, LP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

4(4)	Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, LP and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

*4(5)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

4(6)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(9)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2004 Form 10-K)

10(10)	Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(11)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(12)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(13)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(14)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(15)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 5, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(16)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 1, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(17)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda Oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(18)	Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004) as amended by Letter of Amendment between Cornell Capital Partners, LP and CanArgo Energy Corporation dated December 21, 2004 (Incorporated herein by reference from Form 8-K dated December 21, 2004).

10(19)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(20)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(21)	Agreement number GN-070/RIG/NOC dated 21 June, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10(22)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(23)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(24)	Termination Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(25)	Promissory Note dated April 26, 2005 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated April 26, 2005).

†*10(26)	Form of Management Services Agreement for Richard J. Battey, Chief Financial Officer.

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from March 31, 2001 Form 10-Q)

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: May 12, 2005	By:	/s/Richard J. Battey
Richard J. Battey
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(3)	Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(4)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(5)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

*1(6)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

Exhibit
No.	Description
2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

4(3)	Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, LP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

4(4)	Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, LP and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

*4(5)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

4(6)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

Exhibit
No.	Description
10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(9)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2004 Form 10-K)

10(10)	Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(11)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(12)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(13)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(14)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(15)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 5, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(16)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 1, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(17)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda Oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(18)	Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004) as amended by Letter of Amendment between Cornell Capital Partners, LP and CanArgo Energy Corporation dated December 21, 2004 (Incorporated herein by reference from Form 8-K dated December 21, 2004).

Exhibit
No.	Description
10(19)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(20)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(21)	Agreement number GN-070/RIG/NOC dated 21 June, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10(22)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(23)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(24)	Termination Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(25)	Promissory Note dated April 26, 2005 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated April 26, 2005).

†*10(26)	Form of Management Services Agreement for Richard J. Battey, Chief Financial Officer.

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from March 31, 2001 Form 10-Q)

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.