Form 10-Q
period 2005-06-30
CANARGO ENERGY CORP
filed 2005-08-09
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number                     0001-32145
CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
The number of shares of registrant’s common stock outstanding on August 4, 2005 was 221,929,283.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$18,810,753	$24,617,047
Restricted cash	5,300,000	1,400,000
Accounts receivable	1,613,431	2,526,442
Crude oil inventory	691,527	253,858
Prepayments	2,971,569	1,517,836
Assets held for sale	600,000	600,000
Other current assets	155,663	121,610

Total current assets	$30,142,943	$31,036,793

Capital assets, net (including unevaluated amounts of $39,505,594 and $25,102,945 respectively)	100,006,728	72,995,666
Prepaid financing fees	550,250	648,507
Investments in and advances to oil and gas and other ventures — net	—	478,632

Total Assets	$130,699,921	$105,159,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$2,045,247	$2,331,945
Loans payable	10,200,000	1,500,000
Other liabilities	758,647	3,080,839
Accrued liabilities	5,897,634	172,117

Total current liabilities	$18,901,528	$7,084,901

Long term debt	897,655	832,165
Provision for future site restoration	731,848	422,000

Total Liabilities	$20,531,031	$8,339,066

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.10; authorized - 300,000,000 shares; shares issued, issuable and outstanding - 218,485,420 at June 30, 2005 and 195,212,089 at December 31, 2004	21,848,540	19,521,208
Capital in excess of par value	199,749,926	184,141,618
Deferred compensation expense	(1,833,425)	(1,976,102)
Accumulated deficit	(109,596,151)	(104,866,192)

Total stockholders’ equity	$110,168,890	$96,820,532

Total Liabilities and Stockholders’ Equity	$130,699,921	$105,159,598

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Operating Revenues from Continuing Operations:
Oil and gas sales	$1,232,532	$2,078,553	$2,566,209	$5,439,024

	1,232,532	2,078,553	2,566,209	5,439,024

Operating Expenses:
Field operating expenses	470,310	564,622	969,230	1,232,959
Direct project costs	412,358	346,668	781,196	627,135
Selling, general and administrative	1,530,105	1,213,706	3,358,737	2,125,308
Non-cash stock compensation expense	509,828	—	842,170	—
Depreciation, depletion and amortization	519,375	926,224	1,031,038	1,807,045
(Gain) Loss on dispositions	—	19,937	—	(335,014)

	3,441,976	3,071,157	6,982,371	5,457,433

Operating Loss from Continuing Operations	(2,209,444)	(992,604)	(4,416,162)	(18,409)

Other Income (Expense):
Interest, net	(1,149)	(248,913)	22,820	(256,386)
Other	16,110	(163,130)	(181,601)	(98,720)
Equity Loss from investments	(62,000)	—	(155,016)	—

Total Other Expense	(47,039)	(412,043)	(313,797)	(355,106)

Loss from Continuing Operations Before Minority Interest and Taxes	(2,256,483)	(1,404,646)	(4,729,959)	(373,515)

Minority interest in loss (income) of consolidated subsidiaries	—	(583)	—	301

Loss from Continuing Operations	(2,256,483)	(1,405,229)	(4,729,959)	(373,214)
Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	—	(43,539)	—	446,825

Net Income (Loss)	$(2,256,483)	$(1,448,768)	$(4,729,959)	$73,611

Weighted average number of common shares outstanding - Basic	205,796,809	113,006,430	200,964,431	109,868,598

- Diluted	205,796,809	113,006,430	200,964,431	112,690,648

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.00)
- from discontinued operations	$—	$(0.00)	$—	$0.00

Basic Net Income (Loss) Per Common	$(0.01)	$(0.00)	$(0.02)	$0.00

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.00)
- from discontinued operations	$—	$(0.00)	$—	$0.00

Diluted Net Income (Loss) Per Common	$(0.01)	$(0.00)	$(0.02)	$0.00

Other Comprehensive Income:
Foreign currency translation	—	(242,613)	—	219,523

Comprehensive Income (Loss)	$(2,256,483)	$(1,691,381)	$(4,729,959)	$293,134

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Six months ended June, 30
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Loss from continuing operations	(4,729,959)	(373,214)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Non-cash stock compensation expense	842,170	—
Non-cash interest expense and amortization of debt discount	119,138	296,752
Non-cash reduction in selling, general and administrative expenses	—	17,280
Common stock issued for services	53,600	—
Non-cash miscellanous expenses	12,500	—
Depreciation, depletion and amortization	1,031,038	1,807,045
Equity loss from investments	155,016	—
Gain on dispositions	—	(335,014)
Allowance for doubtful accounts	50,866	—
Minority interest in loss of consolidated subsidiaries	—	(301)
Changes in assets and liabilities:
Restricted cash	(3,900,000)	—
Accounts receivable	862,145	(230,553)
Inventory	(437,669)	349,832
Prepayments	(132,577)	(350,088)
Other current assets	(34,053)	54,935
Accounts payable	(286,698)	(55,015)
Deferred revenue	(2,322,192)	(899,247)
Income taxes payable	—	(64,500)
Accrued liabilities	421,787	405,374

Net cash generated (used) by operating activities	(8,294,888)	623,287

Investing activities:
Capital expenditures	(13,766,006)	(3,159,284)
Proceeds from disposition of subsidiary	—	250,001
Advance proceeds from the sale of CanArgo Standard Oil Products Limited	—	1,570,000
Change in non-cash working capital items	(1,321,156)	406,601

Net cash used in investing activities	(15,087,162)	(932,682)

Financing activities:
Proceeds from sale of common stock	3,530,633	499,516
Share issue costs	(435,877)	—
Deferred offering costs	(519,000)	(471,508)
Advances from joint venture partner	—	290,000
Payments of joint venture obligations	—	(1,063,146)
Proceeds from loans	15,000,000	2,806,000
Repayment of loans	—	(102,179)

Net cash provided by financing activities	17,575,756	1,958,683

Net cash flows from assets and liabilities held for sale	—	(3,037)

Net increase (decrease) in cash and cash equivalents	(5,806,294)	1,646,251
Cash and cash equivalents, beginning of period	24,617,047	3,472,252

Cash and cash equivalents, end of period	$18,810,753	$5,118,503

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
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
2.	Business Combination
On June 7, 2005, CanArgo made an offer to acquire 55% of the ordinary share capital of Tethys Petroleum Investments Limited (“Tethys”) which was held by Provincial Securities Limited (“Provincial”) and Vando International Finance Limited (“Vando”) for consideration of 11,000,000 CanArgo common shares. On June 9, 2005 CanArgo issued 5,500,000 shares to Provincial, of which Russ Hammond (one of our non-executive directors) is Investment Advisor and 5,500,000 shares to Vando in connection with this transaction. At June 7, 2005, the closing price of CanArgo total common stock was $0.76 giving the common stock consideration a market value of $8,360,000 for the 11 million shares. On completion of the acquisition, CanArgo held 100% of the ordinary share capital of Tethys through its subsidiary CanArgo Limited and Tethys became a wholly-owned subsidiary of the Company. We have recorded our interest as if the acquisition occurred on June 30, 2005.

The purchase price was allocated to the net assets of Tethys as follows:

Cash	$609,553
Oil and Gas Properties	6,648,063
Other Current Assets	1,688,294
Current Liabilities	(297,162)
Provision for future site restoration	(288,748)

$8,360,000

	Pro Forma (Unaudited)
	Six Months Ended June 30, 2005
	Historical	Tethys	Adjustments		Combined

Revenue	$2,566,209	$—	$—		$2,566,209

Loss from continuing operations	($4,729,959)	($215,649)	$155,016	(1)	($4,790,592)

Net (loss)	($4,729,959)	($215,649)	$155,016		($4,790,592)

Basic and diluted loss per share					($0.02)

Basic and diluted weighted average common shares outstanding					211,964,431

(1)	To add back the equity loss on investment recorded during the first six months of 2005 for the Company’s share of losses prior to acquisition of its majority interest.

	Pro Forma (Unaudited)
	Three Months Ended June 30, 2005
	Historical	Tethys	Adjustments		Combined

Revenue	$2,078,553	$—	$—		$2,078,553

Loss from continuing operations	($2,256,483)	($131,569)	$62,000	(1)	($2,326,052)

Net (loss)	($2,256,483)	($131,569)	$62,000		($2,326,052)

Basic and diluted loss per share					($0.01)

Basic and diluted weighted average common shares outstanding					216,796,809

(1)	To add back the equity loss on investment recorded during the first six months of 2005 for the Company’s share of losses prior to acquisition of its majority interest.

	Pro Forma (Unaudited)
	Six Months Ended June 30, 2004
	Historical	Tethys	Adjustments	Combined

Revenue	$5,439,024	$—	$—	$5,439,024

Loss from continuing operations	($373,214)	$—	$—	($373,214)

Net income	$73,611	$—	$—	$73,611

Basic income per share				$0.00

Diluted income per share				$0.00

Basic weighted average common shares outstanding				120,868,598

Diluted weighted average common shares outstanding				123,690,648

	Pro Forma (Unaudited)
	Three Months Ended June 30, 2004
	Historical	Tethys	Adjustments	Combined

Revenue	$2,078,553	$—	$—	$2,078,553

Loss from continuing operations	($1,405,229)	$—	$—	($1,405,229)

Net income	($1,448,768)	$—	$—	($1,448,768)

Basic and diluted loss per share				($0.01)

Basic and diluted weighted average common shares outstanding				124,006,430

3	Dismantlement, Restoration and Environmental Costs
Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at June 30, 2005 the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $731,848, which includes $288,748 for retirement obligations related to our acquired Tethys operations.
4	Foreign Operations
Our current and future operations and earnings depend upon the results of our operations primarily in the Republic of Georgia (“Georgia”) and to a lesser degree in the Republic of Kazakhstan (“Kazakhstan”). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.
5	Restricted Cash
Restricted cash consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Restricted Cash — Escrow	$1,400,000	$1,400,000

Restricted Cash – Secured deposit	3,900,000	—

	$5,300,000	$1,400,000

Restricted cash of $1,400,000 at June 30, 2005 and December 31, 2004 relates to money placed in a third party escrow account in October 2004, to fund part of the horizontal development program, of which WEUS Holding Inc., a subsidiary of Weatherford International Limited (“Weatherford”) is the primary contractor, at the Ninotsminda and Samgori Fields in Georgia These funds were disbursed to the contractor in July 2005 in accordance with the terms of the escrow agreement.

In the first quarter of 2005 we funded a certificate of deposit in the amount of $3,900,000 to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A. Under the terms of the letter of credit $1,100,000 was released and became unrestricted cash in July 2005. The remaining deposits are due to become unrestricted in October ($2,250,000) and December 2005 ($550,000).

6	Accounts Receivable
Accounts receivable at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Trade receivables before allowance for doubtful debts	$1,032,226	$1,081,055
Allowance for doubtful debts	(917,105)	(866,239)
Due from Samgori PSC partner	1,080,190	1,057,534
Insurance receivable	314,024	1,047,359
Other receivables	104,096	206,733

	$1,613,431	$2,526,442

Bad debt expense for the six month period ended June 30, 2005 and June 30, 2004 was $50,866 and $0 respectively.

In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers in the second quarter of 2005 in respect of costs incurred to date. As of June 30, 2005 and December 31, 2004, $314,024 and $1,047,359 was recorded as a receivable, respectively.

Included in receivables as of June 30, 2005 and December 31, 2004 was $1,080,190 and $1,057,534, respectively, due from Georgian Oil Samgori Limited (“GOSL”) for its share of capital expenditure, on the planned horizontal well drilling program on the Samgori Field. We have funded 100% of the costs so far and should GOSL not be in a position to or elect not to fund its share of the program costs, we are entitled to continue the project at our sole risk at which time the receivable would be transferred to oil and gas properties. We would be entitled to 100% of the contractor’s share of any incremental production resulting from the sole risk operations where we were the party undertaking the sole risk.
7	Inventory
Inventory of crude oil at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Crude oil	$691,527	$253,858

	$691,527	$253,858

8	Capital Assets
Capital assets, net of accumulated depreciation and impairment, include the following at June 30, 2005:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$74,014,441	$(24,181,220)	$49,833,221
Unproved properties	39,505,594	—	39,505,594

	113,520,035	(24,181,220)	89,338,815

Property and Equipment
Oil and gas related equipment	15,126,444	(4,919,704)	10,206,740
Office furniture, fixtures and equipment and other	747,141	(285,968)	461,173

	15,873,585	(5,205,672)	10,667,913

	$129,393,620	$(29,386,892)	$100,006,728

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2004:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$61,458,503	$(23,382,448)	$38,076,055
Unproved properties	25,102,945	—	25,102,945

	86,561,448	(23,382,448)	63,179,000

Property and Equipment
Oil and gas related equipment	14,119,443	(4,693,368)	9,426,075
Office furniture, fixtures and equipment and other	689,439	(298,848)	390,591

	14,808,882	(4,992,216)	9,816,666

	$101,370,330	$(28,374,664)	$72,995,666

Oil and Gas Properties

Unproved property additions relate to our exploration activity in the period. Oil and gas related equipment includes new or refurbished drilling rigs and related equipment.

Property and Equipment

Oil and gas related equipment includes drilling rigs and related equipment currently in use by us in the development of the Ninotsminda, Norio and Samgori Fields.

9	Prepaid financing fees
Prepaid financing fees at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Commission and Professional fees	$550,250	$648,507

	$550,250	$648,507

Prepaid financing fees as at June 30, 2005 are corporate finance fees incurred in respect of the US-based investment fund Cornell Capital Partners, LP (“Cornell Capital”) Promissory Note and the additional Ozturk Long Term Loan with Detachable Warrants, both discussed in Note 11.

As at December 31, 2004, commissions and professional fees related to the Standby Equity Distribution Agreement (“SEDA”) dated February 11, 2004 between CanArgo and Cornell Capital were included in Prepaid financing fees.
10	Investments in and Advances to Oil and Gas and Other Ventures
As discussed in Note 2, on June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited. A summary of our net investment in and advances to oil and gas and other ventures consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Kazakhstan – Through 45% ownership of Tethys Petroleum Investments Limited	$—	$683,862

Total Investments in and Advances to Oil and Gas and Other Ventures	$—	$683,862

Equity in Profit (Loss) of Oil and Gas and Other Ventures

Kazakhstan	—	(205,230)

Cumulative Equity in Profit (Loss) of Oil and Gas and other ventures	—	(205,230)

Total Investments in and Advances to Oil and Gas and Other Ventures, Net of Equity Loss	$—	$478,632

11	Loans Payable and Long Term Debt
Loans payable at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Short term loans payable
Promissory Notes	10,200,000	1,500,000

Loans payable	$10,200,000	$1,500,000

Long term debt
Long term loans with detachable warrants	$1,050,000	$1,050,000
Unamortized debt discount	(152,345)	(217,835)

Long term debt	$897,655	$832,165

On April 26, 2005 we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $15 million (“Promissory Note”) under the following terms:

This $15 million and interest at a rate of 7.5% per annum was payable either in cash or using the net proceeds of drawdowns under the SEDA, within 270 calendar days from the date of the Promissory Note. Pursuant to the terms of the Promissory Note, we escrowed 25 requests for advances under the SEDA each in an amount not less than $600,000 and one advance of $289,726.03 (representing estimated interest) together with 16,938,558 shares of CanArgo common stock. The escrow agent releases requests every 7 calendar days from May 2, 2005 provided we have not previously made a payment to Cornell Capital in cash. We have the ability at our sole discretion upon 24 hours prior written notice to Cornell Capital to repay all and any amounts due under the Promissory Note in immediately available funds and withdraw any advance notices yet to be effected.

As disclosed in Note 20, the Promissory Note was repaid in full in cash on August 1, 2005, all escrowed advances cancelled and 7,260,647 shares of CanArgo common stock are being returned from escrow. On July 25, 2005 notice was given to Cornell Capital to terminate the SEDA.

In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes during 2004, we entered into a number of loan agreements of which those outstanding during the second quarter 2005 are described below.

Long Term Loan with Detachable Warrants: This loan from Salahi Ozturk advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 (“Amended Agreement”) matures in August 2006 unless it has previously been converted. Corporate finance fees of $50,000 were paid in respect of the loan. Interest is payable quarterly at a rate of 7.5% per annum. The loan is convertible into shares of CanArgo Common Stock at 15% above a market price of $0.60 in effect when the agreement was reached in August 2004, subject to customary anti-dilution adjustments. We have the option to force conversion of the loan if our share price exceeds 160% of $0.60 (or $0.96 per share) for a period of 20 consecutive trading days. No conversion is possible until August 28, 2005.

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
The discounts are being amortized to expense interest over the life of the loan using the effective interest method. The effective interest rate was 18.9%. As of June 30, 2005 we had amortized $111,440 of the debt discount as interest expense.

Promissory Note: On May 19, 2004, we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $1,500,000. We have repaid the promissory note in full by making a series of takedowns in February and March 2005 under the SEDA.
12	Other Liabilities
Other liabilities consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Prepaid sales and oil sales security deposit	$417,452	$2,699,644
Prepaid licence fees	40,000	80,000
Advanced proceeds from the sale of other assets	301,195	301,195

	$758,647	$3,080,839

As of December 31, 2004 prepaid sales and oil sales security deposit included $2,300,000 arising from security deposit payments under an oil sales agreement with Primrose Financial Group (“Primrose”) dated May 5, 2004. In February 2005, we cancelled the May 2004 oil sales agreement with Primrose, repaid the security deposit in full and concluded a new oil sales agreement.
13	Accrued Liabilities
Accrued liabilities consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Drilling contractors	$5,303,730	$—
Professional fees	366,755	93,001
Other	227,149	79,116

	$5,897,634	$172,117

Included in the amounts due to drilling contractors at June 30, 2005 are amounts invoiced by Weatherford totalling $4,190,230. We have formally notified Weatherford that we dispute the validity of certain billings to the Company for work Weatherford performed in the first and second quarter of 2005. The amount under dispute is approximately $2.8 million. We have recorded all amounts billed by Weatherford as of June 30, 2005 pending the outcome of the dispute resolution which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract. As of the date of these financial statements, Weatherford have de-mobilised their equipment from site and are in preparation for moving the equipment out of Georgia.
14	Minority Interest
Through our acquisition of 100% of Tethys Petroleum Investments Limited on June 9, 2005 we acquired a 70% ownership interest in the Kazakhstan based limited liability partnership, BN Munai LLP (“BN Munai”). BN Munai has only suffered losses from inception and currently the Company is the only partner funding the current operating losses, therefore, no minority interest is recorded at June 30, 2005 for the 30% ownership not under our control. The Company does not expect the minority partners in BN Munai to contribute funds to the partnership.

In September 2003, CanArgo Norio Limited (“CNL”) signed a Farm-In agreement (the “Agreement”) relating to the Norio Production Sharing Agreement (the “Norio PSA”) with a wholly owned subsidiary of the Georgian State Oil Company (“Georgian Oil”). Georgian Oil was already a party to the Norio PSA as the commercial representative of the State. The Agreement obligated Georgian Oil to pay up to $2,000,000 to complete the MK-72 well on the Norio prospect in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also had an option (the “Option”) exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CNL of $6,500,000. In accordance with the terms of this Agreement, Georgian Oil invested $1,758,000 in deepening the MK72 well.

On May 9, 2005 we announced that CNL had signed final documentation with Georgian Oil for CNL to secure 100% of the contractor share in the Norio PSA. On May 20, 2005 we paid Georgian Oil $1,758,000 to terminate the Agreement and Option and secure a 100% working interest in the Norio PSA.

15 Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred
	Issued and		Paid-In	Compensation	Accumulated	Accumulated
	Issuable	Par Value	Capital	Expense	Deficit	Deficit

Total, December 31, 2004	195,212,089	$19,521,208	$184,141,618	$(1,976,102)	$(104,866,192)	$96,820,532

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	380,836	38,084	469,514			507,598

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	335,653	33,565	458,837			492,402

Exercise of stock options	1,067,833	106,783	255,850			362,633

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	344,758	34,476	498,072			532,548

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	370,599	37,060	562,940			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	381,170	38,117	561,883			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	495,745	49,574	550,426			600,000

Exercise of stock options	1,570,000	157,000	11,000			168,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	552,639	55,264	544,736			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	473,634	47,363	552,637			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	837,054	83,705	516,295			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	813,670	81,367	518,633			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	872,854	87,285	512,715			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	847,458	84,746	515,254			600,000

Shares Issueable pursuant to consultancy agreement (CEOCast)	80,000	8,000	45,600			53,600

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	801,068	80,107	519,893			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	812,348	81,235	518,765			600,000

Shares Issued pursuant to Tethys buy-out	11,000,000	1,100,000	7,260,000			8,360,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	639,591	63,959	536,041			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	596,421	59,642	540,358			600,000

Stock based compensation under SFAS 123	—	—	699,493	142,677		842,170

Share ssue costs	—	—	(1,040,634)			(1,040,634)

Net Loss	—	—	—		(4,729,959)	(4,729,959)

Total, June 30, 2005	218,485,420	$21,848,540	$199,749,926	$(1,833,425)	$(109,596,151)	$110,168,890

On February 11, 2004, we entered into a Standby Equity Distribution Agreement (“SEDA”) that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital. On February 03, 2005, the SEC declared effective the registration statement on Form S-3 (Reg. No. 333-115261) originally filed by us on May 6, 2004 in respect of the shares issuable under the SEDA. Under the terms of the SEDA, Cornell Capital will provide us with an equity line of credit for 24 months from the date the registration statement became effective. The maximum aggregate amount of the equity placements pursuant to the SEDA is $20,000,000. Subject to this limitation, we can draw down up to $600,000 in any seven trading-day period (a “Put”). The SEDA could be used in whole or in part entirely at our discretion. Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Closing Bid Price (“VWAP”) of CanArgo common shares traded on the Oslo Stock Exchange (“OSE”) for each of the five consecutive trading days immediately following a draw down notice by CanArgo. For each share of common stock purchased under the SEDA, Cornell Capital received a substantial discount to the current market price of CanArgo common stock. The level of the total discount varied depending on the market price of our stock and the amount drawn down under the SEDA. Such discounts comprised (1) 3% discount to, the lowest volume weighted average price of our common stock; (2) 5% of the proceeds that we receive for each advance under the SEDA; and (3) a commitment fee. The commitment fee, which has been paid, consisted of $10,000 in cash and 850,000 shares of our common stock. On July 25, 2005, we issued to Cornell Capital a notice to terminate the SEDA.

As of August 8, 2005, we have received $12,332,548 proceeds net of $285,749 of discounts (excluding the commitment fee of $10,000 and 850,000 shares of common stock previously paid to Cornell Capital) pursuant to twenty one takedowns under the SEDA in which we issued a total of 13,012,945 shares of our common stock to Cornell Capital at an average price of $0.9477 per share. From these proceeds, $1,532,548 was used to repay the promissory note of $1,500,000 plus accrued interest on the note of $32,548 to Cornell Capital and partially repay the promissory note of $15,000,000, referred to below.

On April 26, 2005 we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $15,000,000. This amount and interest at a rate of 7.5% per annum was payable either in cash or using the net proceeds of drawdowns under the SEDA, within 270 days from the date of the promissory note. (See “Notes to Unaudited Consolidated Condensed Financial Statements, Item 10 Loans Payable and Long Term Debt” above for a more detailed discussion). As disclosed in Note 20, the Promissory Note was repaid in full in cash on August 1, 2005.

On June 9, 2005 we issued 11,000,000 shares of CanArgo Common Stock by way of exchange for 55% of the share capital of Tethys Petroleum Investments Limited, (“Tethys”), thereby making Tethys a wholly owned subsidiary of CanArgo. (See “Notes to Unaudited Consolidated Condensed Financial Statements, Item 2 Business Combination” above for a more detailed discussion).
16	Net Income (Loss) Per Common Share
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

Basic and diluted net loss per common share for the six months and three months periods ended June 30, 2005 and June 30, 2004 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock were outstanding during the six months ended June 30, 2005 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total number of such shares excluded from diluted net loss per common share were 11,771,000 for the six months ended June 30, 2005.

	June 30,	June 30,
	2005	2004
Weighted average number of basic shares outstanding	200,964,431	109,868,598
Effect of:
Employee and director stock options	—	2,822,050

Weighted average number of dilutive shares outstanding	200,964,431	112,690,648

17	Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At June 30, 2005, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CNL will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next thirteen months is $350,000.

In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda /Manavi area with AES Gardabani (a subsidiary of AES Corporation) (“AES”) was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement.

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

In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow-out, including compensation and cleaning of the environment will be $2,000,000. The Company’s insurance policies cover 80% of these costs up to a maximum of $2,500,000 and the remaining 20% insurance retention being payable by the Company. On June 3, 2005 we received $800,000, as a first installment, from our insurance company.

18	Discontinued Operations

CanArgo Standard Oil Products Limited

In September 2002, we approved a plan to sell our interest in CanArgo Standard Oil Products Limited (“CSOP”), a petroleum product retail business in Georgia, to finance our exploration and production activities. In October 2002, we reached agreement with Westrade Alliance LLC, an unaffiliated company, to sell our wholly owned subsidiary, CanArgo Petroleum Products Limited (“CPPL”), which held our 50% interest in CSOP for $4,000,000 in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due originally in August 2003 and subsequently extended. The total payment received in 2004 was $1,857,000 with the final payment of the consideration received by us in December 2004 at which time we transferred our ownership in CPPL to Westrade Alliance LLC.

The results of discontinued operations in respect of CSOP consisted of the following for the six month period ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	5,735,542

Loss Before Income taxes and Minority Interest	—	106,956
Income Taxes	—	41,278
Minority Interest in Loss	—	(74,117)

Net Loss from Discontinued Operation	$—	$74,117

The results of discontinued operations in respect of CSOP consisted of the following for the three month period ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	3,209,779

Loss Before Income taxes and Minority Interest	—	109,261
Income Taxes	—	—
Minority Interest in Loss	—	(54,631)

Net Loss from Discontinued Operation	$—	$54,630

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
On May 28, 2004, we announced that pursuant to a signed agreement between CanArgo Acquisition Corporation, our wholly owned subsidiary, and Stanhope Solutions Ltd., we had completed a transaction to sell our interest in the Bugruvativske Field through the disposal of LVR for $2,000,000. We received $250,000 as an initial payment and will receive the remaining $1,750,000 if certain production targets are achieved on the project.

The results of discontinued operations in respect of LVR consisted of the following for the six month period ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	$—	$3,026

Net Loss (Income) from Discontinued Operation	$—	$3,026

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	$—	$(11,092)

Net Loss (Income) from Discontinued Operation	$—	$(11,092)

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
The results of discontinued operations in respect of GAOR consisted of the following for the six months ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—

Loss (Income) Before Income taxes and Minority Interest	—	—

Minority Interest in Loss	—	(523,968)

Net Loss (Income) from Discontinued Operation	$—	$(523,968)

The results of discontinued operations in respect of GAOR consisted of the following for the three months ended June 30, 2004:

	June 30,	June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—

Loss (Income) Before Income taxes and Minority Interest	—	—

Minority Interest in Loss	—	—

Net Loss (Income) from Discontinued Operation	$—	$—

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

Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	$600,000	$600,000

	$600,000	$600,000

19	Segment and Geographical Data

The segment and geographical data below is presented for the six and three month periods ended June 30, 2005. For the six and three month periods ended June 30, 2004 the Republic of Georgia represented the only geographical segment.

Operating revenues from continued operations for the six month periods ended June 30, 2005 by geographical area were as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,566,209
Republic of Kazakhstan	—

Total	$2,566,209

Operating revenues from continued operations for the three month periods ended June 30, 2005 by geographical area were as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,232,532
Republic of Kazakhstan	—

Total	$1,232,532

Operating loss income from continued operations for the six month periods ended June 30, 2005 by geographical area was as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$(52,187)
Republic of Kazakhstan	—

Corporate and Other Expenses	(4,363,975)

Total Operating Loss	$(4,416,162)

Operating income (loss) income from continued operations for the three month periods ended June 30, 2005 by geographical area was as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$40,998
Republic of Kazakhstan	—

Corporate and Other Expenses	(2,250,422)

Total Operating Loss	$(2,209,404)

Net (loss) income before minority interest from continuing operations for the six month periods ended June 30, 2005 by geographic area was as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$(52,187)
Republic of Kazakhstan	—

Corporate and Other Expenses	(4,677,772)

Net (Loss) Income Before Minority Interest	$(4,729,959)

Net (loss) income before minority interest from continuing operations for the three month periods ended June 30, 2005 by geographic area was as follows:

June 30,
2005
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$40,998
Republic of Kazakhstan	—
Gain on sale of refinery
Republic of Georgia	—

Corporate and Other Expenses	(2,297,481)

Net (Loss) Income Before Minority Interest	$(2,256,483)

The segment and geographical data below is presented as of June 30, 2005. As of December 31, 2004 the Republic of Georgia represented the only geographical segment.
Identifiable assets of continuing and discontinued operations as of June 30, 2005 by business segment and geographical area were as follows:

June 30,
2005
(Unaudited)

Corporate
Republic of Georgia	$590,884
Republic of Kazakhstan	—
Western Europe (principally cash)	29,996,815

Total Corporate	30,587,699

Oil and Gas Exploration, Development and Production
Republic of Georgia	89,169,284
Republic of Kazakhstan	10,342,938

Assets Held for Sale
Western Europe	600,000

Total Identifiable Assets	$130,699,921

20 Subsequent Events
On July 25, 2005, we announced that we had closed the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes (“SCSLN”) with a group of investors arranged by Ingalls & Snyder LLC of New York City.
The proceeds of this financing, after the payment of all professional and placing expenses and fees estimated at $550,000, have been used to redeem short term debt in the amount of approximately $7,400,000 under the Promissory Note with Cornell Capital to fund the appraisal of a new gas project in Georgia, to fund the development of the Kyzyloy Gas Field in Kazakhstan and adjacent exploration areas, and for additional working capital for our development, appraisal and exploration activities in Georgia. In addition, we are terminating the SEDA which we currently have with Cornell Capital.

In connection with the SCSLN we entered into a Note Purchase Agreement with a group of private investors (the “Purchasers”), all of whom represented that they qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued a note due July 25, 2009 in the aggregate principal amount of $25,000,000 to Ingalls & Snyder LLC, as nominee for the Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers is deemed a beneficial holder of the Note and such Purchasers may each be assigned their own Note as provided in the Note Purchase Agreement and, accordingly, all such Notes are referred to herein collectively as the “Note” and any such Purchaser or its assignee is referred to herein as a holder of the Note.
The terms of the Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% per annum from the date of issuance to December 31, 2005; 10% per annum from January 1, 2006 until December 31, 2006; and 15% per annum from January 1, 2007 until final payment, payable semi-annually, on June 30th and December 30th , commencing December 30, 2005, until the principal shall have become due and payable and (b) at 3% per annum above the applicable rate on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 90 days and not more than 120 days prior written notice, prepay at any time and from time to time after July 31, 2006, all or any part of the Note, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after July 31, 2006; 104% after January 1, 2007; 103% after July 1, 2007; 102% after January 1, 2008; 101% after July 1, 2008, and 100% after January 1, 2009, together with all accrued and unpaid interest.
Mandatory Prepayment. CanArgo shall offer to prepay all, but not less than all, of the Note, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to July 25, 2005 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Note (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
Conversion. The Note is convertible, at the option of holders, into shares of CanArgo common stock (“Conversion Stock”) at a conversion price per share of $0.90 (the “Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities) at a price per share of less than $0.90 per share net of all fees, costs and expenses in which case the Conversion Price will be reset to such lower price and (b) in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Note will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Note immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act.
Security. Payment of all amounts due and payable under the Note Purchase Agreement, the Note and all related agreements (collectively, the “Loan Documents”) is secured by a security interest in all of CanArgo’s assets, including its principal Guernsey bank account, as well as, guarantees from each other CanArgo Group Member and pledges of all of the outstanding capital stock of Ninotsminda Oil Company Limited, a limited liability company incorporated under the laws of the Republic of Cyprus; CanArgo Limited, a company incorporated under the laws of the Island of Guernsey; and Tethys Petroleum Investments Limited, a company incorporated under the laws of the Island of Guernsey, each of which is an indirect subsidiary of CanArgo. If CanArgo forms or acquires a Material Subsidiary (as defined in the Note Purchase Agreement) it shall cause such Subsidiary to execute a Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Note Purchase Agreement.
Covenants. Under the terms of the Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 51% of the outstanding principal amount of the Note (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; providing additional security; payment of counsel fees for the Purchasers (not in excess of $100,000) and a placement fee of $250,000; and termination of the SEDA, and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior or pari passu indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Note Purchase Agreement (other than certain permitted indebtedness); canceling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Note Purchase Agreement); and adopting any anti-take-over defenses except as permitted by the Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 days, any interest, payable under the Note or any Security Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of $2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Noteholders; or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Note Purchase Agreement).
Other than for certain Events of Default that will result in an automatic acceleration without notice, such as bankruptcy, if an Event of Default occurs and is continuing, the Required Holders may at any time at its or their option, by notice to CanArgo, declare all outstanding Notes to be immediately due and payable and holders of the Note may proceed to enforce their rights under the Loan Documents at law or in equity. CanArgo is responsible for the payment of all costs of collection, including all reasonable legal fees actually incurred in connection therewith.
Miscellaneous. The Note Purchase Agreement, the Note, the Security Agreement, the Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial. The Pledge Agreements and the Security Interest Agreement relating to CanArgo’s bank account are governed by the laws of the Bailiwick of Guernsey and the Republic of Cyprus, as provided therein.
On August 1, 2005, we made a payment of $7,422,410.96 being the outstanding amount payable by CanArgo to Cornell Capital under the terms of both the Promissory Note and the SEDA. In accordance with Section 6 of the Promissory Note, upon receipt of such outstanding sums the Promissory Note is deemed cancelled.

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
Operationally, during the quarter, we continued to progress our exploration, appraisal and development plans both in our core area of Georgia and on our more recently acquired assets in Kazakhstan.
Georgia
On our Georgian assets, the focus has remained on our horizontal development drilling program on our Ninotsminda and Samgori Fields, the appraisal drilling program on our Manavi oil discovery, and exploration at Norio.
The planned development program for the Ninotsminda and Samgori Fields includes the drilling of up to 15 horizontal well sections which will be mainly drilled as sidetracks from existing vertical wells. It is planned that the horizontal component of these wells will be drilled under-balanced through the Middle Eocene reservoir section using Under-Balanced Coiled Tubing Drilling (“UBCTD”) technology. In June 2004, a contract was signed with WEUS Holding Inc., a subsidiary of Weatherford International Ltd, (“Weatherford”) for supply of the UBCTD equipment and services. Operations commenced on the N22H well on the Ninotsminda Field in December 2004, but were only completed in March 2005 with a horizontal section only 23% of that intended. The delay in completing this well and the failure to achieve the drilling objective was due to mechanical problems with the UBCTD equipment. Nevertheless, the results obtained (higher gas flow rates than previously observed on the field) tend to indicate that under-balanced technology will be beneficial for production from this reservoir.
Subsequent operations by Weatherford on both the N100H2 and N49H wells also proved unsuccessful. Progress was hampered by multiple failures of the downhole motors and the loss of bottom hole assemblies in the wells. No horizontal section was drilled in either of these wells.
On July 21, 2005, we announced that Weatherford had given notice that it was demobilising its equipment. Weatherford has now demobilised the equipment from the drilling site in preparation for moving it out of Georgia.
We are currently in negotiations with other UBCTD equipment suppliers and hope to be in a position to return to under-balanced drilling operations within the next three to six months. In the meantime and in the interests of capitalizing on the current high oil price, we plan to drill up to two horizontal sidetrack wells on the Ninotsminda

Field and possibly one well on the Samgori Field using jointed pipe and our own drilling rig. A service contract has been signed with Baker Hughes for the provision of directional equipment for use in the drilling of these wells. Four horizontal sections have already been successfully drilled on the Ninotsminda Field using these techniques in the past. The first of the planned horizontals will be a second horizontal well from the N100 location. This part of the Ninotsminda reservoir has been shown to be very productive in the past, with the original well, N100H1, testing at rates in excess of 2,200 barrels of oil per day and having produced approximately 220,000 barrels.
On the Manavi M11Z sidetrack well to the original oil discovery, 5-inch casing has been run to a depth of 13,143 feet (4,007 metres). The Saipem Ideco E-2100Az drilling rig (which is equipped with a top-drive drilling system and is using a Baker-Hughes oil-based mud system) has successfully drilled through the over-pressured swelling clays that had proven challenging in the past. The Middle Eocene horizon (which came in high to prognosis and is the main reservoir in the Ninotsminda and Samgori Fields) shows evidence of hydrocarbons being present. We now plan to drill ahead to a total depth of 14,760 feet (4,500 metres) to fully test and evaluate the Middle Eocene and the Cretaceous reservoir intervals using the Saipem rig and slim-hole drilling technology. The M11Z well is expected to be tested during late August/early September and will be followed by the M12 appraisal well, which will be drilled to the west of the M11 location. The drilling site is already prepared and it is anticipated that the well will be spudded in October. Following this, we plan to drill the M13 appraisal well (located to the east of M11) commencing in the first quarter 2006. Given a successful test on M11Z, an early production system will be installed and test production will commence from the well, this being both to achieve early revenue and to gather production data for the full-field development.
On April 8, 2005 we announced that our wholly-owned subsidiary, CanArgo Norio Limited, had reached an agreement with a wholly owned subsidiary of Georgian Oil to secure 100% of the contractor share in the Norio (Block XIc) & North Kumisi Production Sharing Agreement (the “Norio PSA”). The agreement included the payment to Georgian Oil of $1,758,000 to terminate the farm-in agreement signed in September 2003. Georgian Oil had previously paid $1,758,000 of a $2,000,000 commitment to complete the MK72 exploration well to earn a 15% interest in the contractor share of the Norio PSA. The final documentation terminating the farm-in agreement was signed on May 6, 2005.
In late June, we recommenced drilling operations on the suspended MK72 well on the Norio PSA. The well is targeting a potentially large prospect mapped at Middle Eocene level just to the north of the Samgori Field. Operations are currently underway on the well which is currently in a highly over-pressured section, and it is planned to drill towards the primary target which seismic data suggests to be at a depth of approximately 15,747 feet (4,800 metres). Oil has already been encountered in the well which penetrated approximately 985 feet (300 metres) of net sandstones in the Oligocene secondary target, with oil being indicated by electric logs and with good oil and gas shows while drilling.
Following agreement with the Georgian Government on the principles of a gas offtake agreement and subject to concluding the agreement, we plan to drill an appraisal well to the West Rustavi R16 well, which flowed gas from the Cretaceous sequence at a depth of 12,792 feet (3,900 metres), close to the interpreted gas-water contact. Seismic data acquired by us indicates that the structure rises to the west and could contain a substantial volume of gas. Subject to the finalisation of the gas sales agreement, we hope to commence drilling the Kumisi 1 well in the fourth quarter 2005 depending on rig availability. Given success, the well will be tied into the Georgian gas system, with further development drilling anticipated.
Kazakhstan
In September 2003, following discussions with Provincial Securities Limited (“Provincial”), of which Russ Hammond (one of our non-executive directors) is Investment Manager, an agreement was concluded whereby Tethys Petroleum Investments Limited (“Tethys”), a newly formed company in which CanArgo would hold a 45% beneficial interest and in which Provincial would hold a 45% beneficial interest, would acquire the Kazakhstan assets of Atlantic Caspian Resources plc (“ACR”), a UK public company, for a 10% beneficial interest in Tethys. Under the terms of the Agreement between ACR and Tethys, ACR warranted that it held an interest in a Kazakh Limited Liability Partnership, BN-Munai LLP (“BNM”), which ACR claimed in turn owned interests in the Akkulkovsky exploration area and the Kyzyloy Gas Field. BNM’s interest centred on the Akkulkovsky exploration area and the Kyzyloy Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. In the four years prior to our ownership interest, BNM had drilled two deep exploration wells in the Akkulkovsky area, which they plugged and abandoned. When Tethys examined in detail the claims of ACR it was found that the Akkulkovsky exploration contract was in the process of being cancelled and that no binding Production Contract existed for the Kyzyloy Field.
During the next period, with the assistance of Provincial, we secured an extension to the Akkulkovsky Exploration Contract (until September 2005), signed an agreement in principle to acquire the company which had won the tender for the much larger Greater Akkulkovsky exploration area and in May 2005 the Kyzyloy Production Contract was signed by the Ministry of Energy & Natural Resources of the Republic of Kazakhstan. CanArgo looked on these events as a significant step forward in its activities in Kazakhstan.
On June 7, 2005, CanArgo made an offer to acquire the 55% of the common stock of Tethys Petroleum Investments Limited (“Tethys”) which it did not own for consideration of 11,000,000 CanArgo common shares and on June 9, 2005 CanArgo issued its common shares. On completion of the acquisition, CanArgo held 100% of the common stock of TPI and TPI became a wholly-owned subsidiary of the Company.
CanArgo increased its interest in the Kazakhstan project primarily to exploit the considerable upside which the Company sees in the Akkulkovsky area. In addition, the proved reserves of the Kyzyloy Field should bring early cash flow providing a balanced portfolio of exploration & development together with the company’s established position and its ability to seek further assets.
Tethys through its wholly owned subsidiary Tethys Kazakhstan Ltd (“TKL”) owns a 70% interest in BN Munai LLP (“BNM”) a local Kazakh company whose interests center on the Akkulkovsky exploration block, a 1,667 km2 (411,749 acres) area, and a shallow gas field, the Kyzyloy Gas Field, located in the North Ustyurt basin in western Kazakhstan, just to the west of the Aral Sea. In early May, 2005, a Production Contract was signed by the Kazakhstan Ministry of Energy and Natural Resources and BNM relating to the Kyzyloy Gas Field. This is a shallow gas field which is estimated to contain independently assessed Proved Undeveloped natural gas reserves of 30 billion cubic feet (0.85 billion cubic metres). Six suspended gas wells at a depth of approximately 1,476 feet (450 metres) exist on the field with reported test flow rates of up to 9.6 million standard cubic feet (271,000 cubic metres) of gas per day.
Our immediate plans include the development of the Kyzyloy Gas Field with first gas expected before the end of the year, subject to finalisation of a gas sales agreement. Workover operations are now underway on the first of the six wells in preparation for the development of the Kyzyloy Field which is intended to be tied into the main Bukhara-Urals gas trunkline through a 37.5 mile (60 km) pipeline. It is planned to produce gas from the field with an initial expected plateau rate of 17.7 million cubic feet (500,000 cubic metres) per day.
In our acreage surrounding the Kyzyloy Field, we have identified several shallow exploration prospects which are analogous to the Kyzyloy structure. We have plans to drill five exploration wells this year each with a target depth of approximately 1,970 feet (600 metres). The first of these wells is now being drilled and we expect it to be completed by mid-August. Given success, these prospects would be tied into the Kyzyloy export pipeline which is being designed with a capacity of up to 78 million cubic feet (2.2 million cubic metres) of gas per day.
On the Akkulkovsky area, the existing seismic data is being reprocessed with the objective of improving the resolution at depth in an attempt to firm up deeper prospects. We believe that these prospects have potential to be similar to the reported large gas condensate fields just to the south in Uzbekistan which lie along the same structural trend. Based on the results of the interpretation of the reprocessed date, we may include a deep exploration well in our plans for 2006.
Work is continuing to finalise the acquisition of the exploration contract for the Greater Akkulkovsky area, an area of approximately 10,000 km2 (10.9 million acres) surrounding the Akkulkovsky block which we believe has substantial exploration potential. We have also submitted an application for three further areas in the recent Kazakh licencing round.
Liquidity and Capital Resources
As of June 30, 2005 we had working capital of $11,241,000 compared to working capital of $23,952,000 as of December 31, 2004.
Cash flows from our Georgian operations together with the proceeds of the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes with a small group of investors (detailed above) means we have or should secure the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda and Samgori Fields and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan.
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
Under the terms of the Senior Convertible Secured Loan Notes we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the Note Purchase Agreement)). Pursuant to the terms of the Note Purchase Agreement, permitted future indebtedness is (a) indebtedness outstanding under the Senior Convertible Secured Loan Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding $1,250,000 and; (c) certain unsecured intra-group indebtedness (in the case of indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreement) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary under the Note Purchase Agreement the aggregate amount outstanding under the particular indebtedness shall not exceed $1,000,000 at any time).

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
Balance Sheet Changes
Cash and cash equivalents decreased $5,806,000 from $24,617,000 at December 31, 2004 to $18,811,000 at June 30, 2005. The decrease was primarily due to expenditures in the period to fund the cost of preparing wells for our horizontal development program at the Ninotsminda and Samgori Fields, the appraisal of our Manavi oil discovery in Georgia, activities in Kazakhstan and net cash used by operating activities. This has been partially offset by cash received pursuant to the takedowns under the SEDA and the $15,000,000 Promissory Note received from Cornell.
Restricted cash increased to $5,300,000 at June 30, 2005 from $1,400,000 at December 31, 2004 due to the funding of a certificate of deposit to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A.
Accounts receivable decreased from $2,526,000 at December 31, 2004 to $1,613,000 at June 30, 2005 primarily due to the receipt of $800,000 from our insurers in relation to N100 blow out costs and timing issues related to sales of crude oil at month end.
Inventory increased from $254,000 at December 31, 2004 to $692,000 at June 30, 2005 due to the accumulation of larger batches of oil for export sales.
Prepayments increased from $1,518,000 at December 31, 2004 to $2,972,000 at June 30, 2005 as a result of an increase in prepayments for materials and services related to our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda and Samgori Fields and our Kazakhstan activities. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
Assets held for sale of $600,000 at June 30, 2005 and December 31, 2004 consist of a 3-megawatt duel fuel power generator.

Other current assets increased from $122,000 at December 31, 2004 to $156,000 at June 30, 2005.
Capital assets net, increased to $100,007,000 at June 30, 2005 from $72,996,000 at December 31, 2004, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract and the acquisition of Tethys Petroleum Investments Limited and its 70% interest in the Kazakhstan based company BN Munai LLP.
Prepaid financing fees decreased to $550,000 at June 30, 2005 from $649,000 at December 31, 2004 due to the offset of commissions and professional fees, relating to the SEDA with Cornell Capital, against capital proceeds in excess of par value, partially offset by the fees charges by Cornell Capital in connection with the $15,000,000 Promissory Note.
Investments in and advances to oil and gas and other ventures of $479,000 at December 31, 2004 represented advances to our oil and gas interests in Kazakhstan partially offset by the impairment of our investment in the project as a result of losses incurred. We now own 70% of the Kazakhstan project, through our ownership of Tethys Petroleum Investments Limited, and our investment is reflected in capital assets as at June 30, 2005.
Accounts payable decreased to $2,045,000 at June 30, 2005 from $2,332,000 at December 31, 2004 primarily due to increased payments to suppliers in respect of preparing wells for our horizontal development program at the Ninotsminda Field in Georgia.
Loans payable increased to $10,200,000 at June 30, 2005 from $1,500,000 at December 31, 2004 due to the new Cornell Capital Promissory Note of $15,000,000 issued in April 2005, partially offset by making repayments through a series of takedowns in May and June under the SEDA. The $1,500,000 loan at December 31, 2004 was repaid by a series of takedowns in February and March 2005 under the SEDA.
Other liabilities decreased to $759,000 at June 30, 2005 from $3,081,000 at December 31, 2004 primarily due to the repayment in full of an oil sales security deposit in the amount of $2,300,000.
Accrued liabilities increased from $172,000 at December 31, 2004 to $5,898,000 at June 30, 2005 due primarily to accrued contractor invoices in connection with our Georgian operations of which approximately $2,800,000 relates to the disputed Weatherford invoices referred to in Note 13 of these financial statements.
Long term debt increased to $898,000 at June 30, 2005 from $832,000 at December 31, 2004 due to amortization of debt discount related to the $1,050,000 convertible loan facility convertible into common stock with detachable warrants to purchase 2,000,000 common shares. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, a portion of the proceeds of debt is accounted for as a discount to the face amount of the notes and is based on the relative fair value of the loans and the warrant securities and conversion stock at the time of issuance. At June 30, 2005 the unamortized discount amounted to $152,000.
Provision for future site restoration increased to $732,000 at June 30, 2004 from $422,000 at December 31, 2005 primarily due to provisions for future site restoration in Kazakhstan as a result of the acquisition of new oil and gas properties.
Deferred compensation expense decreased to $1,833,000 at June 30, 2005 from $1,976,102 at December 31, 2004 due to share options issue expensed during the period.
Contractual Obligations and Commercial Terms
Our principal business and assets are derived from production sharing contracts and agreements (“PSCs”) in the Republic of Georgia and to a lesser extent, in the Republic of Kazakhstan. The legislative and procedural regimes governing PSCs and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.
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
Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CNL will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next thirteen months is $350,000.
In April 2004, we acquired a 50% interest in the Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, it is planned that up to 10 horizontal wells will be drilled on the Samgori Field. Completion of well S302, which was funded 100% by us, satisfied our commitment to GOSL under the acquisition agreement. It is planned that the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata to their interest in the Samgori PSC. The total cost to us of participating in the whole program, which is due to be completed by June 2008, is anticipated to be up to $13,500,000.
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
At June 30, 2005, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.
In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow out, including compensation and cleaning of the environment will be approximately $2,000,000.
Results of Continuing Operations
Six Month Period Ended June 30, 2005 Compared to Six Month Period Ended June 30, 2004
We recorded operating revenue from continuing operations of $2,566,000 during the six month period ended June 30, 2005 compared with $5,439,000 for the six month period ended June 30, 2004. The decrease is attributable to lower oil and gas revenues being recorded in the six month period ended June 30, 2005 due to lower production levels relating to a delay in the UBCTD program on both the Ninotsminda and Samgori Fields. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited (“CSL”) sold 66,427 barrels of oil for the six month period ended June 30, 2005 compared to 233,157 barrels of oil for the six month period ended June 30, 2004.
NOC generated $1,350,000 of oil and gas revenue in the six month period ended June 30, 2005 compared with $5,137,000 for the six month period ended June 30, 2004 primarily due to a lower production achieved in the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 offset partially by a higher average net sales price achieved in the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. Its net share of the 95,027 barrels (525 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 61,767 barrels. In the period, 23,087 barrels of oil were added to storage. For the six month period ended June 30, 2004, NOC’s net share of the 243,879 barrels (1,430 barrels per day) of gross oil production was 158,552 barrels.
CSL generated $1,216,000 of oil and gas revenue for the six month period ended June 30, 2005 compared to $302,000 from the April 2004 purchase date to June 30, 2004. Its net share of 89,848 barrels (491 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 33,693 barrels. As at June 30, 2005, 10,979 barrels of oil remained in storage.
NOC and CSL’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda and Samgori oil sold during the first six months of 2005 averaged $38.88 per barrel as compared with an average of $23.19 per barrel in the first six months of 2004. Its net share of the 89,300 thousand cubic feet (mcf) of gas delivered was 46,307 mcf at an average net sale price of $0.53 per mcf of gas. For the six month period ended June 30, 2004, NOC’s net share of the 38,640 mcf of gas delivered was 25,116 mcf at an average net sales price of $1.40 per mcf of gas.
The operating loss from continuing operations for the six month period ended June 30, 2005 amounted to $4,416,000 compared with an operating loss of $18,000 for the six month period ended June 30, 2004. The increase in operating loss is attributable to increased direct project costs, increased selling, general and administration costs, increased non cash stock compensation expense, reduced oil and gas revenue and a gain generated from the disposal of GAOR in the six month period ended June 30, 2004, partially offset by a reduced depreciation, depletion and amortization in the period.
Field operating expenses decreased to $969,000 for the six month period ended June 30, 2005 as compared to $1,233,000 for the six month period ended June 30, 2004. The decrease is primarily a result of a decrease in production at the Ninotsminda Field during the period. The reduction in production at the Ninotsminda Field was a result of the Company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program together with a delay in implementing the program itself due to mechanical difficulties with the equipment. The preparation work for the UBCTD program necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We have not had a corresponding decrease in our operating cost as the majority of our operating costs are fixed.
Direct project costs increased to $781,000 for the six month period ended June 30, 2005, from $627,000 for the six month period ended June 30, 2004, primarily due to costs directly associated with non operating activity at the Ninotsminda Field and the inclusion of Samgori project cost expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.
Selling, general and administrative costs increased to $3,359,000 for the six month period ended June 30, 2005 from $2,125,000 for the six month period ended June 30, 2004. The increase is a result of additional costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit fees, higher insurance premiums and a general increase in corporate activity.
Non cash stock compensation of $842,000 for the six month period ended June 30, 2005 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.
The decrease in depreciation, depletion and amortization expense to $1,031,000 for the six month period ended June 30, 2005 from $1,807,000 for the six month period ended June 30, 2004 is attributable principally to lower production and sales from the Ninotsminda Field for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004.
The gain on disposal of subsidiaries of $335,000 recorded for the six month period ended June 30, 2004 reflects a gain from the disposal of our interest in the Georgian American Oil Refinery, partially offset by a loss from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.

The decrease in other expense to $314,000 for the six month period ended June 30, 2005, from $356,000 for the six month period ended June 30, 2004.is primarily a result of higher interest income as a result placing surplus cash on term deposits until needed, equity loss from investments, partially offset by increased levels of bad debts and foreign exchange losses.
Equity loss from investments for the six month period ended June 30, 2005 of $155,000 relates to the loss incurred on the project in Kazakhstan to the date of the acquisition of 100% ownership in Tethys Petroleum Investments Limited.
The loss from continuing operations of $4,730,000 or $0.02 per share for the six month period ended June 30, 2005 compares to a net loss from continuing operations of $373,000 or $0.00 per share for the six month period ended June 30, 2004. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2005 than during the six month period ended June 30, 2004, principally due to the issue of shares in respect of the Samgori purchase in April 2004, the issue of shares in respect of a global offering in September 2004, the issue of shares in respect of the Norio minority interest buyout in September 2004, the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005 and the issue of shares in respect of the Tethys Petroleum Investments Limited buyout.
Three Month Period Ended June 30, 2005 Compared to Three Month Period Ended June 30, 2004
In April 2004, we announced that we had completed our acquisition of a 50% interest in the Samgori (Block XIB) Production Sharing Contract in Georgia.
We recorded operating revenue from continuing operations of $1,233,000 during the three month period ended June 30, 2005 compared with $2,079,000 for the three month period ended June 30, 2004. The decrease is attributable to lower oil and gas revenues being recorded in the three month period ended June 30, 2005 due to lower production levels relating to a delay in the UBCTD program on both the Ninotsminda and Samgori Fields. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited (“CSL”) sold 28,837 barrels of oil for the three month period ended June 30, 2005 compared to 96,033 barrels of oil for the three month period ended June 30, 2004.
NOC generated $742,000 of oil and gas revenue in the three month period ended June 30, 2005 compared with $1,777,000 for the three month period ended June 30, 2004 primarily due to a lower production achieved in the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004 offset partially by a higher average net sales price achieved in the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. Its net share of the 50,481 barrels (555 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 32,813 barrels. In the period, 14,523 barrels of oil were added to storage. For the three month period ended June 30, 2004, NOC’s net share of the 95,208 barrels (1,046 barrels per day) of gross oil production was 61,885 barrels.
CSL generated $491,000 of oil and gas revenue for the three month period ended June 30, 2005 compared to $302,000 from the April 2004 purchase date to June 30, 2004. Its net share of 43,270 barrels (475 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 16,226 barrels. As at June 30, 2005, 10,979 barrels of oil remained in storage. From the purchase date to June 30, 2004, CSL’s net share of the 49,008 barrels (645 barrels per day) of gross oil production was 18,378 barrels.
NOC and CSL’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda and Samgori oil sold during the second quarter of 2005 averaged $42.01 per barrel as compared with an average of $24.71 per barrel in the second quarter of 2004. Its net share of the 85,037 thousand cubic feet (mcf) of gas delivered was 43,535 mcf at an average net sale price of $0.49 per mcf of gas. For the three month period ended June 30, 2004, NOC’s net share of the 19,796 mcf of gas delivered was 12,867 mcf at an average net sales price of $1.41 per mcf of gas.
The operating loss from continuing operations for the three month period ended June 30, 2005 amounted to $2,209,000 compared with an operating loss of $993,000 for the three month period ended June 30, 2004. The increase in operating loss is attributable to increased direct project costs, increased selling, general and administration costs, increased non cash stock compensation expense, reduced oil and gas revenue, partially offset by reduced depreciation, depletion and amortization in the period.
Field operating expenses decreased to $470,000 for the three month period ended June 30, 2005 as compared to $565,000 for the three month period ended June 30, 2004. The decrease is primarily a result of a decrease in production at the Ninotsminda Field during the period. The reduction in production at the Ninotsminda Field was a result of the Company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program together with a delay in implementing the program itself due to mechanical difficulties with the equipment. The preparation work for the UBCTD program necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We have not had a corresponding decrease in our operating cost as the majority of our operating costs are fixed.
Direct project costs increased to $412,000 for the three month period ended June 30, 2005, from $347,000 for the three month period ended June 30, 2004, primarily due to costs directly associated with non operating activity at the Ninotsminda Field.
Selling, general and administrative costs increased to $1,530,000 for the three month period ended June 30, 2005 from $1,214,000 for the three month period ended June 30, 2004. The increase is a result of additional costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit fees, higher insurance premiums and a general increase in corporate activity.
Non cash stock compensation of $510,000 for the three month period ended June 30, 2005 relates to the Company, effective January 1, 2003, adopting in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.
The decrease in depreciation, depletion and amortization expense to $519,000 for the three month period ended June 30, 2005 from $926,000 for the three month period ended June 30, 2004 is attributable principally to lower production and sales from the Ninotsminda Field for the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004.
The loss on disposal of subsidiaries of $20,000 recorded for the three month period ended June 30, 2004 reflects a loss from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.
The decrease in other expense to $47,000 for the three month period ended June 30, 2005, from $412,000 for the three month period ended June 30, 2004 is primarily a result of higher interest income as a result placing surplus cash on term deposits until needed, equity loss from investments, partially offset by increased levels of bad debts and foreign exchange losses.
Equity loss from investments for the three month period ended June 30, 2005 of $62,000 relates to the second quarter loss incurred on the project in Kazakhstan to the date of the acquisition of 100% ownership in Tethys Petroleum Investments Limited.
The loss from continuing operations of $2,256,000 or $0.01 per share for the three month period ended June 30, 2005 compares to a net loss from continuing operations of $1,405,000 or $0.01 per share for the three month period ended June 30, 2004. The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2005 than during the three month period ended June 30, 2004, principally due to the issue of shares in respect of the Samgori purchase in April 2004, the issue of shares in respect of a global offering in September 2004, the issue of shares in respect of the Norio minority interest buyout in September 2004, the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005 and the issue of shares in respect of the Tethys Petroleum Investments Limited buyout.

Results of Discontinued Operations
Six Month Period Ended June 30, 2005 Compared to Six Month Period Ended June 30, 2004
The net income from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2004 amounted to $447,000 resulting from our refinery operation where the plan to dispose of the asset led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. All discontinued operations had been disposed by December 31, 2004.
Three Month Period Ended June 30, 2005 Compared to Three Month Period Ended June 30, 2004
The net income from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2004 amounted to $44,000 resulting from our refinery operation where the plan to dispose of the asset led to the write-off of an inter-company payable relating to oil sales purchased from Ninotsminda Oil Company Limited. All discontinued operations had been disposed by December 31, 2004.
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
As a result of our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 that we had identified a number of deficiencies that were symptomatic of and contributed to the overall material weakness relating to our financial statement close process identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. We also identified a material weakness relating to sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures. Although as of June 30, 2005 these material weaknesses have not been fully remediated, we have been actively remedying the deficiencies described above, and have taken a number of appropriate remediation actions. The remediation efforts to date have generally involved the addition of staff, improvement in accounting and reporting processes and related controls and the appointment and training of dedicated controls personnel to remedy a number of the above deficiencies relating to the financial statement close process. Our remediation efforts represent a long-term commitment to continually evaluate and improve our financial statement closing process and our ability to properly apply generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, in an effort to reduce to a minimal level the risk that a material error in our financial statements could occur. Other than this ongoing remediation effort there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds and Issuer Purchases of Equity Securities
On June 6, 2005, we issued 80,000 shares of CanArgo common stock to CEOcast Inc in relation to the consultancy agreement between CanArgo and CEOcast Inc dated May 17, 2004 pursuant to which CEOcast Inc provides investor relations services and strategic advice to us. Such shares were issued in an arms length transaction intended to qualify for an exemption from registration under the Securities Act afforded by Section 4(2).
On June 9, 2005 we issued 11,000,000 shares of CanArgo common stock pursuant to the share exchange agreement dated June 9, 2005 between (1) Vando International Finance Limited (“Vando”) and Provincial Securities Limited (“Provincial”) and (2) CanArgo (“Share Exchange Agreement”) to the holders of 55% interest in the issued share capital of Tethys Petroleum Investments Limited (“Tethys”) as consideration for their shares in Tethys. Under the terms of the Share Exchange Agreement, Provincial and Vando each received 5,500,000 shares of CanArgo common stock. On the basis of the closing price of the CanArgo common stock on the American Stock Exchange Transactions Tape on June 7, 2005 of $0.76 per share the total stock issued to Vando and Provincial was valued at $8,360,000. The shares were issued in a transaction intended to qualify for an exemption from registration under the Securities Act afforded by Regulation S promulgated thereunder.
Item 4. Submission of Matters to a Vote of Security Holders
On May 9, 2005, we held our annual meeting of stockholders at which the following resolution was resolved:
The incumbent board of directors consisting of David Robson, the Chairman, President and Chief Executive Officer, and Vincent McDonnell, the Chief Operating Officer and Chief Commercial Officer of the Company, respectively, and Messrs. Michael Ayre, Russ Hammond and Nils Trulsvik, independent directors, were re-elected; the number of votes cast at said meeting in person or by proxy for and against election of the members of the board were as follows:

	For	Withheld
David Robson	146,097,491	10,457,077
Vincent McDonnell	146,308,205	10,246,363
Michael Ayre	149,967,514	6,587,054
Russ Hammond	146,576,112	9,978,456
Nils Trulsvik	146,395,941	10,158,627
No other business came before the meeting.
Item 6. Exhibits
(a)	Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Standby Equity Distribution Agreement between Cornell Capital Partners, L.P. and CanArgo Energy Corporation dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(3)	Placement Agent Agreement between CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

1(4)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(5)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(6)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

4(3)	Registration Rights Agreement between CanArgo Energy Corporation and Cornell Capital Partners, LP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

4(4)	Escrow Agreement among CanArgo Energy Corporation, Cornell Capital Partners, LP and Butler Gonzalez LLP dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

*4(5)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

4(6)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004).

4(6)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(7)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(9)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2004 Form 10-K)

10(10)	Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(11)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(12)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(13)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(14)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(15)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 5, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(16)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 1, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(17)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda Oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(18)	Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004) as amended by Letter of Amendment between Cornell Capital Partners, LP and CanArgo Energy Corporation dated December 21, 2004 (Incorporated herein by reference from Form 8-K dated December 21, 2004).

10(19)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(20)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(21)	Agreement number GN-070/RIG/NOC dated 21 June, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10(22)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(23)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(24)	Termination Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(25)	Promissory Note dated April 26, 2005 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated April 26, 2005).

10(26)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvreri) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Notes.

10(27)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(28)	Form of Management Services Agreement for Richard J. Battey, Chief Financial Officer.

10(29)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(30)	Security Interest Agreement (Securities) dated July 25, 205 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(31)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(32)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

†21	List of Subsidiaries.

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: August 9, 2005	By:	/s/Richard J. Battey
Richard J. Battey
Chief Financial Officer

EXHIBIT 21
CanArgo Energy Corporation and Subsidiaries
June 30, 2005

			CanArgo
			Energy
			Corporation
			Beneficial
	LEGAL NAME	INCORPORATION	Ownership	Notes	Status
1	CanArgo Energy Corporation	Delaware	Parent		Active
2	Fountain Oil Production Incorporated	Delaware	100%		Inactive
3	Fountain Oil Adygea Incorporated	Delaware	100%		Inactive
4	CanArgo Oil & Gas Inc	Ontario, Canada	100%		Active
5	CanArgo Limited	Ontario, Canada	100%	A	Active
6	Fountain Oil Ukraine Limited	New Brunswick, Canada	100%		Inactive
7	UK-RAN Oil Corporation	New Brunswick, Canada	90%	B	Inactive
8	Fountain Oil Canada Limited	New Brunswick, Canada	100%		Inactive
9	Focan Limited	New Brunswick, Canada	100%		Inactive
10	EOR Canada Limited	New Brunswick, Canada	100%	C	Inactive
11	CanArgo Acquisition Corporation	New Brunswick, Canada	100%		Inactive
12	Ninotsminda Oil Company Limited	Cyprus	100%	D	Active
13	CanArgo Oil Boryslaw Limited	Cyprus	100%	E	Inactive
14	CaspArgo Limited	Cyprus	10%	F	Inactive
15	CanArgo Norio Limited	Cyprus	100%	D	Active
16	Groundline Limited	Cyprus	100%	D	Inactive
17	E.P.S. European Petroleum Services Limited	Cyprus	100%	D	Inactive
18	Lateral Vactor Resources Limited	Cyprus	100%	D	Inactive
	(formerly Longtex Limited)
19	Courtway Limited	Cyprus	100%	D	Inactive
20	CanArgo Limited	Guernsey	100%	H	Active
21	CanArgo (Nazvrevi) Limited	Guernsey	100%	D	Active
22	CanArgo Power Corporation Limited	Guernsey	100%	D	Active
23	CanArgo (Kaspi) Limited	Guernsey	100%	D	Active
24	Argonaut Well Services Limited	Guernsey	100%	D	Active
25	CanArgo Petroleum Refining Limited	Guernsey	100%	D & J	Inactive
26	Tethys Petroleum Investments Limited	Guernsey	45%	D	Active
27	Tethys Kazakhstan Limited	Guernsey	45%	K	Active
28	CanArgo Samgori Limited	Guernsey	100%	D	Active
29	CanArgo Services (UK) Limited	England	100%	D	Active
30	Sagarejo Power Corporation Limited	Republic of Georgia	85%	L	Inactive
31	Georgian British Oil Company Ninotsminda	Republic of Georgia	50%	M	Inactive
32	Georgian British Oil Company Nazvrevi	Republic of Georgia	50%	N	Inactive
33	Georgian British Oil Company Norio	Republic of Georgia	50%	P	Inactive
34	Ninotsminda Services Limited	Republic of Georgia	100%	Q	Active
35	CanArgo Georgia Limited	Republic of Georgia	100%	D	Active
36	Ninotsminda Oil Company Limited	Jersey	100%	D	Inactive
37	CanArgo Norio Limited	Jersey	100%	D	Inactive
38	KaspOil JSC	Russia	Less than 1%	R	Active
39	BN Munai LLP	Kazakhstan	70% held by	S	Active
			TKL
40	Tathya MunelGaz LLP	Kazakhstan	100%	T
     Notes
A 100% owned by CanArgo Oil and Gas Inc.

B 90% owned by Fountain Oil Ukraine Limited. Balance owned by UK-Ran Energy Corp.

C 100% owned by Focan Ltd. which in turn is 100% owned by CanArgo Energy Corporation.

D 100% owned by CanArgo Limited, Guernsey.

E Formerly Fountain Oil Boryslaw Cyprus. Hold loans from Boryslaw Oil Company.

F 10% owned by CanArgo (Kaspi) Limited. Balance owned by Allied Petroleum Technologies Corporation.

G 100% owned by Groundline Limited. Established to own interest in JIPA. Legal interest never tranferred.

H 100% owned by CanArgo Ltd. (Ontario).

J In process of dissolution.

K 100% owned by Tethys Petroleum Investments Limited.

L 85% owned by CanArgo Energy Corporation. Balance owned by Sagarejo Electric Service.

M 50% controlling interest owned by Ninotsminda Oil Company Limited. Balance owned by Georgian Oil. Non profit making PSC operator.

N 50% controlling interest owned by CanArgo Nazvrevi Limited. Balance owned by Georgian Oil. Non profit making PSC operator.

P 50% controlling interest owned by CanArgo Norio Limited. Balance owned by Georgian Oil. Non profit making PSC operator.

Q 100% owned by Ninotsminda Oil Company Limited. Holds ownership of apartments in payment of Rusatvi Cement Factory debt.

R Ownership uncertain but between less than 1% and 10%.

S 70% owned by Tethys Kazakhstan Limited. 20% by BN Invest. 10% by B Nazabayev.

T In process of being formed — to be owned 100% by Tethys Kazakhstan Limited.

EXHIBIT 31(1)
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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2005	/s/ Dr David Robson
Dr David Robson
Chairman, President and Chief Executive Officer

EXHIBIT 31(2)
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002
I, Richard J. Battey, certify that:
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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:
a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 9, 2005	/s/ Richard J. Battey
Richard J. Battey
Chief Financial Officer

Exhibit 32
Certification of Periodic Financial Report
Pursuant to Section 906
of the
Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officers of CanArgo Energy Corporation (the “Company”) hereby certify that to their knowledge:
The Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dr David Robson
Dated: August 9, 2005	Dr David Robson
Chairman, President and Chief Executive Officer

/s/ Richard J. Battey
Dated: August 9, 2005	Richard J. Battey
Chief Financial Officer

The certifications set forth above are being furnished as an exhibit solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1934, as amended.
A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.