Form 10-Q/A
period 2005-03-31
CANARGO ENERGY CORP
filed 2005-10-12
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 0001-32145
CANARGO ENERGY CORPORATION
Exact name of registrant as specified in its charter)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
     Yes ☑ No ☐
Indicate by check mark whether the registrant is shell company (as defined by Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding on May 6, 2005 was 201,171,372

CANARGO ENERGY CORPORATION
FORM 10-Q/A

Page
PART 1. FINANCIAL INFORMATION:

Item 4. Controls and Procedures	2

PART 2. OTHER INFORMATION:

Item 6. Exhibits
(a) Exhibits	4

Signatures	4
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

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
EXPLANATORY NOTE
This Form 10-Q/A is being filed to revise the disclosure contained in Item 4. Controls and Procedures of CanArgo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Report”) in its entirety to include language inadvertently omitted from that Item and to reflect the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Report. The revised language does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.
PART 1. FINANCIAL INFORMATION:
ITEM 4. CONTROLS AND PROCEDURES
Management’s Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report, as amended. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, L J Soldinger Associates LLC, the internal auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors and internal auditors have free access to the Audit Committee.
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of March 31, 2005, our Chairman of the Board of Directors, President and Chief Executive Officer, Dr. David Robson (principal executive officer), and Richard Battey, our Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the rules promulgated under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As a result of our efforts in 2004 to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-K, as amended, for the fiscal year ended December 31, 2004, that we had identified certain issues, which could constitute material weaknesses in the design or operation of internal control over financial reporting which were reasonably likely to affect our ability to record, process, summarize and report financial data and that required remediation.
As a result of the SEC’s review of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005, it was determined that the Company should further identify each material weakness and the Company’s efforts to remediate such weaknesses during the periods covered by such Reports.
In the course of our evaluation, as of March 31, 2005 we identified the following material weaknesses in internal control over financial reporting under the standards adopted by the Public Company Accounting Oversight Board:
•	A number of deficiencies that were symptomatic of and contributed to the overall material weakness relating to the financial statement close process were identified by management and the independent registered accountants during the SOX 404 evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Each deficiency identified fell within one of the following categories:
1.	the lack of adequate review and supervision over the financial statement close process (which is primarily related to the lack of segregation of duties as a result of the Company’s limited number of personnel);

2.	the lack of documentation of standard processes and policies to insure a consistent and accurate closing process;

3.	too much dependence on the use of spreadsheets that are not properly protected from unauthorized access and/or errors in formulas used; and

4.	the number of audit adjustments required to be recorded after being identified by the independent registered auditors.
•	A material weakness relating to lack of sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures was identified by management and the independent registered accountants during the SOX 404 evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004.
As of March 31, 2005 the material weaknesses identified above had not been remediated.
Management anticipates that as a result of the remediation that is currently ongoing, we will have appropriately addressed the issues and will be able to conclude that our internal control over financial reporting is effective as of the end of the fiscal year ended December 31, 2005.
PART 2. OTHER INFORMATION:
ITEM 6. EXHIBITS
            (a) Exhibits

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

CANARGO ENERGY CORPORATION

Date: October 12, 2005	By:	/s/ Richard J. Battey

Richard J. Battey
Chief Financial Officer

4