Form 10-Q/A
period 2005-06-30
CANARGO ENERGY CORP
filed 2005-10-12
CIK 310316

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
FORM 10-Q/A
TABLE OF CONTENTS

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
EXPLANATORY NOTE
This Form 10-Q/A is being filed to revise the disclosure contained in Item 4. Controls and Procedures of CanArgo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “Report”) in its entirety to include language inadvertently omitted from that Item and to reflect the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Report. The revised language does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.
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
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of June 30, 2005, our Chairman of the Board of Directors, President and Chief Executive Officer, Dr. David Robson (principal executive officer), and Richard Battey, our Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As a result of our efforts in 2004 to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, we reported in our Form 10-K, as amended, for the fiscal year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005, that we had identified certain issues, which could constitute material weaknesses in the design or operation of internal control over financial reporting which were reasonably likely to affect our ability to record, process, summarize and report financial data and that required remediation.
As a result of the SEC’s review of our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005, it was determined that the Company should further identify each material weakness and the Company’s efforts to remediate such weaknesses during the periods covered by such Reports.
In the course of our evaluation as of March 31, 2005 and June 30, 2005, we identified the following material weaknesses in internal control over financial reporting under the standards adopted by the Public Company Accounting Oversight Board:
•	A number of deficiencies that were symptomatic of and contributed to the overall material weakness relating to the financial statement close process were identified by management and the independent registered accountants during the SOX 404 evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Each deficiency identified fell within one of the following categories:
1.	the lack of adequate review and supervision over the financial statement close process (which is primarily related to the lack of segregation of duties as a result of the Company’s limited number of personnel);

2.	the lack of documentation of standard processes and policies to insure a consistent and accurate closing process;

3.	too much dependence on the use of spreadsheets that are not properly protected from unauthorized access and/or errors in formulas used; and

4.	the number of audit adjustments required to be recorded after being identified by the independent registered accountants.
•	A material weakness relating to lack of sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures was identified by management and the independent registered accountants during the SOX 404 evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004.
Although as of June 30, 2005 the material weaknesses identified above have not been remediated, we have taken a number of appropriate actions to insure that the assessment process for 2005 is properly completed and the material weaknesses noted from 2004 are addressed. Management has implemented the following actions in the five months since it issued its assessment report (some of which are described in greater detail below in “Changes in internal control over financial reporting”):
•	Improvement in accounting and reporting processes and related controls.

•	In order to address the lack of adequate review and supervision over the financial statement close process the Company enhanced its management resources through the appointment of a new Chief Financial Officer in May 2005. Furthermore, the number of designated accounting staff employed by the Company was increased in both its head office in Guernsey and in its offices in the Republic of Georgia.

•	Discussed with the Company’s audit committee the assessment and a timetable to address the material weaknesses. Various personnel have been assigned responsibilities in connection with this timetable.

•	Management has scheduled discussions among management, the Company’s SOX 404 consultant and the Company’s independent registered accountants to commence prior to the start of the assessment process this year to review open items and to map out the steps necessary to correct outstanding deficiencies in a timely manner.

•	Management is performing its 2005 ongoing assessment in a more timely fashion.
Management anticipates that as a result of the remediation that has taken place and is currently ongoing, we will have appropriately addressed the open issues and will be able to conclude that our internal control over financial reporting is effective as of the end of the fiscal year ended December 31, 2005.
Changes in internal control over financial reporting
As a result of the remediation efforts described above there have been the following changes in our internal control over financial reporting:
•	We have introduced signatures on supporting documentation for transactions and reconciliations to evidence the review process for journal entries and reconciliations.

•	We have formally introduced checklists into our subsidiaries as part of the monthly reporting process to evidence that key controls are adhered to and reviewed at the appropriate levels.

•	We have documented a number of processes to ensure that correct accounting is adhered to which has made it easier to agree intercompany balances between the responsible bookkeeper at each subsidiary and made it possible to more easily reconcile key balance sheet accounts.

PART 2. OTHER INFORMATION:
ITEM 6. EXHIBITS
     (a) Exhibits

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

†	Filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: October 12, 2005	By:	/s/ Richard J. Battey
Richard J. Battey
Chief Financial Officer

5