Form 10-Q
period 2005-09-30
CANARGO ENERGY CORP
filed 2005-11-09
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number                     0001-32145
CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
(44) 1481 729 980

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on November 1, 2005 was 222,573,283.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
BBtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
N GL	= natural gas liquids
T Btu	= trillion British thermal units
When we refer to natural gas and oil in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
When we refer to “us”, “we”, “our”, “ours”, the “Company”, or “CanArgo”, we are describing CanArgo Energy Corporation and/or our subsidiaries.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$27,020,001	$24,617,047
Restricted cash	3,155,269	1,400,000
Accounts receivable	2,162,635	2,526,442
Crude oil inventory	611,693	253,858
Prepayments	3,856,708	1,517,836
Assets held for sale	600,000	600,000
Other current assets	129,415	121,610

Total current assets	$37,535,721	$31,036,793

Capital assets, net (including unevaluated amounts of $42,383,952 and $25,102,945 respectively)	109,118,307	72,995,666
Prepaid financing fees	300,082	648,507
Investments in and advances to oil and gas and other ventures — net	—	478,632

Total Assets	$146,954,110	$105,159,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$1,931,035	$2,331,945
Loans payable	930,943	1,500,000
Other liabilities	37,043	3,080,839
Accrued liabilities	6,015,933	172,117

Total current liabilities	$8,914,954	$7,084,901

Long term debt	25,000,000	832,165
Other non current liabilities	439,156	—
Provision for future site restoration	699,650	422,000

Total Liabilities	$35,053,760	$8,339,066

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.10; authorized - 300,000,000 shares; shares issued, issuable and outstanding - 222,586,867 at September 30, 2005 and 195,212,089 at December 31, 2004	22,258,685	19,521,208
Capital in excess of par value	204,595,666	184,141,618
Deferred compensation expense	(2,415,920)	(1,976,102)
Accumulated deficit	(112,538,081)	(104,866,192)

Total stockholders’ equity	$111,900,350	$96,820,532

Total Liabilities and Stockholders’ Equity	$146,954,110	$105,159,598

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,580,847	$2,007,838	$5,147,056	$7,446,862

	2,580,847	2,007,838	5,147,056	7,446,862

Operating Expenses:
Field operating expenses	778,242	457,663	1,747,472	1,690,623
Direct project costs	349,646	591,454	1,130,842	1,218,589
Selling, general and administrative	2,354,045	1,602,983	5,712,782	3,728,290
Non-cash stock compensation expense	920,720	158,446	1,762,890	158,446
Depreciation, depletion and amortization	769,909	458,833	1,800,947	2,265,878
Impairment of oil and gas ventures and other assets	—	139,552	—	139,552
Income on dispositions	—	—	—	(335,014)

	5,172,562	3,408,931	12,154,933	8,866,364

Operating Loss from Continuing Operations	(2,591,715)	(1,401,093)	(7,007,877)	(1,419,502)

Other Income (Expense):
Interest, net	(458,084)	(408,259)	(435,264)	(664,645)
Other	107,869	(834,521)	(73,732)	(933,241)
Equity Loss from investments	—	—	(155,016)	—

Total Other Expense	(350,215)	(1,242,780)	(664,012)	(1,597,886)

Loss from Continuing Operations Before Minority Interest and Taxes	(2,941,930)	(2,643,873)	(7,671,889)	(3,017,388)

Minority interest in loss (income) of consolidated subsidiaries	—	(301)	—	—

Loss from Continuing Operations	(2,941,930)	(2,644,174)	(7,671,889)	(3,017,388)
Net Income from Discontinued Operations, net of taxes and minority interest	—	95,384	—	542,210

Net Loss	$(2,941,930)	$(2,548,790)	$(7,671,889)	$(2,475,178)

Weighted average number of common shares outstanding
- Basic	221,485,695	120,589,698	207,880,022	113,468,383

- Diluted	221,485,695	120,589,698	207,880,022	113,468,383

Basic Net Loss Per Common Share
- from continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.03)
- from discontinued operations	$—	$0.00	$—	$0.00

Basic Net Loss Per Common	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Diluted Net Loss Per Common Share
- from continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.03)
- from discontinued operations	$—	$0.00	$—	$0.00

Diluted Net Loss Per Common	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Other Comprehensive Income:
Foreign currency translation	—	90,708	—	310,231

Comprehensive Loss	$(2,941,930)	$(2,458,082)	$(7,671,889)	$(2,164,947)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Nine months ended September, 30
	2005	2004
	(Unaudited)	(Unaudited)
Operating activities:
Loss from continuing operations	(7,671,889)	(3,017,388)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Non-cash stock compensation expense	1,762,890	158,446
Non-cash interest expense and amortization of debt discount	608,132	619,781
Non-cash debt extinguishment expense	—	349,923
Common stock issued for services	53,600	17,280
Non-cash miscellaneous expenses	32,890	—
Depreciation, depletion and amortization	1,800,947	2,265,878
Impairment of oil and gas ventures and other assets	—	139,552
Equity loss from investments	155,016	—
Gain on dispositions	—	(335,014)
Allowance for doubtful accounts	155,686	—
Changes in assets and liabilities:
Restricted cash	(1,755,269)	—
Accounts receivable	208,121	129,751
Inventory	(357,835)	302,414
Prepayments	(158,656)	27,245
Other current assets	(7,805)	(695,807)
Accounts payable	(698,072)	341,006
Deferred revenue	(3,043,796)	(899,247)
Income taxes payable	—	(87,000)
Accrued liabilities	696,477	271,108

Net cash used by operating activities	(8,219,563)	(412,072)

Investing activities:
Capital expenditures	(25,853,318)	(7,387,430)
Proceeds from disposition of subsidiary	—	250,001
Acquisitions, net of cash acquired	609,553	—
Investments in oil and gas and other ventures	—	(15,610)
Advance proceeds from the sale of CanArgo Standard Oil Products	—	1,670,000
Change in non-cash working capital items	(395,514)	363,469

Net cash used in investing activities	(25,639,279)	(5,119,570)

Financing activities:
Proceeds from sale of common stock	4,429,303	37,999,516
Share issue costs	(581,877)	(2,817,179)
Deferred offering costs	—	(433,376)
Advances from joint venture partner	—	290,000
Payments of joint venture obligations	—	(1,063,146)
Proceeds from loans	40,000,000	3,806,000
Repayment of loans	(7,200,000)	(1,408,179)
Deferred loan costs	(385,630)	—

Net cash provided by financing activities	36,261,796	36,373,636

Net cash flows from assets and liabilities held for sale	—	(7,301)

Net increase in cash and cash equivalents	2,402,954	30,834,693
Cash and cash equivalents, beginning of period	24,617,047	3,472,252

Cash and cash equivalents, end of period	$27,020,001	$34,306,945

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation

The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

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

On June 7, 2005, CanArgo made an offer to acquire 55% of the ordinary share capital of Tethys Petroleum Investments Limited (“Tethys”) which was held by Provincial Securities Limited (“Provincial”) and Vando International Finance Limited (“Vando”) for consideration of 11,000,000 CanArgo common shares. On June 9, 2005 CanArgo issued 5,500,000 shares to Provincial, of which Russ Hammond (one of our non-executive directors) is Investment Advisor and 5,500,000 shares to Vando in connection with this transaction. At June 7, 2005, the closing price of CanArgo total common stock was $0.76 giving the common stock consideration a market value of $8,360,000 for the 11 million shares. On completion of the acquisition, CanArgo held 100% of the ordinary share capital of Tethys through its subsidiary CanArgo Limited and Tethys became a wholly-owned subsidiary of the Company. We have recorded our interest as if the acquisition occurred on June 30, 2005. Tethys’ primary asset was its 70% interest in BN Munai, a Kazakhstan limited partnership.

The purchase price was allocated to the net assets of Tethys as follows:

Cash	$609,553
Oil and Gas Properties	6,599,315
Other Current Assets	1,688,294
Current Liabilities	(297,162)
Provision for future site restoration	(240,000)

$8,360,000

The following pro forma presentation assumes the Company’s acquisition of Tethys took place on January 1, 2004. The historical column presents the unaudited financial information of the Company for the periods indicated.

	Pro Forma (Unaudited)
	Nine Months Ended September 30, 2005
	Historical	Tethys	Adjustments		Combined
Revenue	$5,147,056	$—	$—		$5,147,056

Loss from continuing operations	($7,007,877)	($215,649)	$155,016	(1)	($7,068,510)

Net (loss)	($7,671,889)	($215,649)	$155,016		($7,732,522)

Basic and diluted loss per share					($0.04)

Basic and diluted weighted average common shares outstanding					214,286,615

(1)	To add back the equity loss on investment recorded during the first six months of 2005 for the Company’s share of losses prior to acquisition of its majority interest.

	Pro Forma (Unaudited)
	Three Months Ended September 30, 2005
	Historical	Tethys	Adjustments	Combined
Revenue	$2,580,847	$—	$—	$2,580,847

Loss from continuing operations	($2,591,715)	$—	$—	($2,591,715)

Net (loss)	($2,941,930)	$—	$—	($2,941,930)

Basic and diluted loss per share				($0.01)

Basic and diluted weighted average common shares outstanding				221,485,695

	Pro Forma (Unaudited)
	Nine Months Ended September 30, 2004
	Historical	Tethys	Adjustments	Combined
Revenue	$7,446,862	$—	$—	$7,446,862

Loss from continuing operations	($1,419,502)	$—	$—	($1,419,502)

Net (loss)	($2,475,178)	$—	$—	($2,475,178)

Basic and diluted income per share				($0.02)

Basic and diluted weighted average common shares outstanding				113,468,383

	Pro Forma (Unaudited)
	Three Months Ended September 30, 2004
	Historical	Tethys	Adjustments	Combined
Revenue	$2,007,838	$—	$—	$2,007,838

Loss from continuing operations	($1,401,093)	$—	$—	($1,401,093)

Net income	($2,548,790)	$—	$—	($2,548,790)

Basic and diluted loss per share				($0.02)

Basic and diluted weighted average common shares outstanding				120,589,698

3	Dismantlement, Restoration and Environmental Costs

Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at September 30, 2005 the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $699,650 , which includes $246,000 for retirement obligations related to our acquired Tethys operations.

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

5	New Accounting Standards

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated even though uncertainty exists about the timing and (or) method of settlement. The Company is required to adopt Interpretation No. 47 prior to the end of 2006. The Company is currently assessing the impact of Interpretation No. 47 on its results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151 “Accounting for Inventory Costs” that amends Accounting Research Bulletin (ARB) No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 in the beginning of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” that amends Accounting Principles Board (APB) Opinion No. 29, “Accounting for Nonmonetary Transactions” and Amends FAS 19 “Financial Accounting and Reporting by Oil and Gas Producing Companies”, paragraphs 44 and 47(e). ARB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and SFAS 153 amended ABP 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 for nonmonetary asset exchanges occurring in the first quarter of 2006 and its adoption is not expected to have a significant effect on the Company’s results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” to replace ABP No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a significant effect on the Company’s results of operations or financial condition.

6	Restricted Cash

Restricted cash consisted of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Restricted Cash — Escrow	$—	$1,400,000

Restricted Cash — Secured deposits	3,155,269	—

	$3,155,269	$1,400,000

Restricted cash of $1,400,000 at December 31, 2004 related to money placed in a third party escrow account in October 2004, to fund part of the horizontal development program, of which WEUS Holding Inc., a subsidiary of Weatherford International Limited (“Weatherford”) was the primary contractor, at the Ninotsminda and Samgori Fields in Georgia These funds were disbursed to the contractor in July 2005 in accordance with the terms of the escrow agreement.

In the first quarter of 2005 we funded a certificate of deposit in the amount of $3,900,000 to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A. Under the terms of the letter of credit $1,100,000 was released and became unrestricted cash in July 2005. The remaining deposit is due to become unrestricted in January 2006.

In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under the drilling contract we entered into with Baker Hughes International.

7	Accounts Receivable

Accounts receivable at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Trade receivables before allowance for doubtful debts	$1,047,700	$1,081,055
Allowance for doubtful debts	(1,021,925)	(866,239)
Due from Samgori PSC partner	1,050,398	1,057,534
Insurance receivable	549,793	1,047,359
Other receivables	536,669	206,733

	$2,162,635	$2,526,442

Bad debt expense for the nine month period ended September 30, 2005 and September 30, 2004 was $155,686 and $0 respectively.

In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers in the second quarter of 2005 in respect of costs incurred to date. As of September 30, 2005 and December 31, 2004, $549,793 and $1,047,359 was recorded as a receivable, respectively.

Included in receivables as of September 30, 2005 and December 31, 2004 was $1,050,398 and $1,057,534, respectively, due from Georgian Oil Samgori Limited (“GOSL”) for its share of capital expenditure, on the planned horizontal well drilling program on the Samgori Field. We have funded 100% of the costs so far and should GOSL not be in a position to or elect not to fund its share of the program costs, we are entitled to continue the project at our sole risk at which time the receivable would be transferred to oil and gas properties. We would be entitled to 100% of the contractor’s share of any incremental production resulting from the sole risk operations where we were the party undertaking the sole risk.

8	Inventory

Inventory of crude oil at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Crude oil	$611,693	$253,858

	$611,693	$253,858

9	Capital Assets

Capital assets, net of accumulated depreciation and impairment, include the following at September 30, 2005:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$77,831,054	$(24,826,329)	$53,004725
Unproved properties	44,475,011	—	44,475,011

	122,306,065	(24,826,329)	97,479,736

Property and Equipment
Oil and gas related equipment	16,085,242	(5,032,872)	11,052,370
Office furniture, fixtures and equipment and other	875,340	(289,139)	586,201

	16,960,582	(5,322,011)	11,638,571

	$139,266,647	$(30,148,340)	$109,118,307

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2004:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$61,458,503	$(23,382,448)	$38,076,055
Unproved properties	25,102,945	—	25,102,945

	86,561,448	(23,382,448)	63,179,000

Property and Equipment
Oil and gas related equipment	14,119,443	(4,693,368)	9,426,075
Office furniture, fixtures and equipment and other	689,439	(298,848)	390,591

	14,808,882	(4,992,216)	9,816,666

	$101,370,330	$(28,374,664)	$72,995,666

Oil and Gas Properties

Unproved property additions relate to our exploration activity in the period.

Property and Equipment

Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda, Norio and Samgori Fields.

10	Prepaid financing fees

Prepaid financing fees at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Commission and Professional fees	$300,082	$648,507

	$300,082	$648,507

Prepaid financing fees as at September 30, 2005 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes due July 25, 2009 (“Senior Secured Notes”) with a group of investors and the additional Ozturk Long Term Loan with Detachable Warrants, both discussed in Note 12.

As at December 31, 2004, commissions and professional fees related to the additional Ozturk Long Term Loan with Detachable Warrants and the Standby Equity Distribution Agreement (“SEDA”) dated February 11, 2004 between CanArgo and Cornell Capital Partners LP (“Cornell Capital”) were included in Prepaid financing fees.
11	Investments in and Advances to Oil and Gas and Other Ventures

As discussed in Note 2, on June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited and this entity is now consolidated in our financial statements. A summary of our net investment in and advances to oil and gas and other ventures consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Kazakhstan — Through 45% ownership of Tethys Petroleum Investments Limited	$—	$683,862

Total Investments in and Advances to Oil and Gas and Other Ventures	$—	$683,862

Equity in Profit (Loss) of Oil and Gas and Other Ventures
Kazakhstan	—	(205,230)

Cumulative Equity in Profit (Loss) of Oil and Gas and other ventures	—	(205,230)

Total Investments in and Advances to Oil and Gas and Other Ventures, Net of Equity Loss	$—	$478,632

12	Loans Payable and Long Term Debt

Loans payable at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
Short term loans payable
Promissory Notes	$—	$1,500,000
Loan with detachable warrants	$1,050,000	$—

Unamortized debt discount	(119,057)	—

Loans payable	$930,943	$1,500,000

Long term debt
Senior Convertible Secured Loan Notes	$25,000,000	$—
Long term loans with detachable warrants	$—	$1,050,000
Unamortized debt discount	$—	$(217,835)

Long term debt	$25,000,000	$832,165

On April 26, 2005 we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $15 million (“Promissory Note”) under the following terms:

This $15 million and interest at a rate of 7.5% per annum was payable either in cash or using the net proceeds of drawdowns under the SEDA, within 270 calendar days from the date of the Promissory Note. Pursuant to the terms of the Promissory Note, we escrowed 25 requests for advances under the SEDA each in an amount not less than $600,000 and one advance of $289,726.03 (representing estimated interest) together with 16,938,558 shares of CanArgo common stock. The escrow agent released requests every 7 calendar days from May 2, 2005 provided we had not previously made a payment to Cornell Capital in cash. We had the ability at our sole discretion upon 24 hours prior written notice to Cornell Capital to repay all and any amounts due under the Promissory Note in immediately available funds and withdraw any advance notices yet to be effected.

The Promissory Note was repaid in full in cash on August 1, 2005, all escrowed advances cancelled and 7,260,647 shares of CanArgo common stock were returned from escrow and duly cancelled on October 5, 2005. On July 25, 2005 notice was given to Cornell Capital to terminate the SEDA with effect as of August 24, 2005.

In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes during 2004, we entered into a number of loan agreements of which those outstanding during the third quarter 2005 are described below.

Long Term Loan with Detachable Warrants: This loan from Salahi Ozturk advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 (“Amended Agreement”) matures in August 2006 unless it has previously been converted. Corporate finance fees of $50,000 were paid in respect of the loan. Interest is payable quarterly at a rate of 7.5% per annum. The loan is convertible into shares of CanArgo Common Stock at 15% above a market price of $0.60 in effect when the agreement was reached in August 2004, subject to customary anti-dilution adjustments. We have the option to force conversion of the loan if our share price exceeds 160% of $0.60 (or $0.96 per share) for a period of 20 consecutive trading days. No conversion was possible until August 28, 2005.

The Company’s closing stock price on the American Stock Exchange at the time of the agreement was $0.51; consequently, pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue

No. 98-5 to Certain Convertible Instruments”, the issuance of the loan and detachable warrants resulted in a discount being recorded in the amount of $263,786, which resulted from the relative fair value of the warrants, as determined using the Black-Scholes model.
We used the following assumptions to determine the fair value of the debt and warrants:

Additional Loan
Stock price on date of grant	$0.51
Risk free rate of interest	2.51%
Expected life of warrant – months	48
Dividend rate	—
Historical volatility	108%
The discounts are being amortized to expense interest over the life of the loan using the effective interest method. The effective interest rate was 18.9%. As of September 30, 2005 we had amortized $144,729 of the debt discount as interest expense.

Promissory Note: On May 19, 2004, we signed a promissory note with Cornell Capital whereby Cornell Capital agreed to advance us the sum of $1,500,000. We have repaid the promissory note in full by making a series of takedowns in February and March 2005 under the SEDA.

Senior Secured Convertible Loan Notes: On July 25, 2005, CanArgo completed a private placement of $25,000,000 in aggregate principal amount of our Senior Secured Convertible Loan Notes due July 25, 2009 (the “Senior Secured Notes”) with a group of private investors arranged through Ingalls & Snyder LLC of New York City, as Placement Agent, pursuant to a Note Purchase Agreement of even date (the “Note Purchase Agreement”). The Company paid approximately $100,000 of legal fees for the Purchasers and a $250,000 arrangement fee to Orion Securities in connection with the Senior Secured Notes.

The unpaid principal balance under the Senior Secured Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31,2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 & December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,

Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”), the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum) and the effective interest rate (12.3% per annum) which totalled $439,156 as of September 30, 2005 has been accrued as a non-current liability.

The Company is amortising the professional fees incurred in relation to the Senior Secured Notes over the term of the Senior Secured Notes.

The Senior Secured Notes are convertible any time, in whole or in part, at the option of the Note holder, into shares of CanArgo common stock (“the Conversion Stock”) at a conversion price per share of $0.90 (the “Conversion Price”), which is subject to customary anti-dilution adjustments.

We may, at our option, upon at least not less than 90 days and not more than 120 days prior written notice, prepay at any time and from time to time after July 31, 2006, all or any part of the Senior Secured Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after July 31, 2006; 104% after January 1, 2007; 103% after July 1, 2007; 102% after January 1, 2008; 101% after July 1, 2008, and 100% after January 1, 2009, together with all accrued and unpaid interest.

The Senior Secured Notes are subject to mandatory prepayment due to a change in control of the Company, as defined by the Note Purchase Agreement.

In connection with the execution and delivery of the Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act and indemnify the purchasers in connection with the registration.

The Senior Secured Notes are secured by substantially all of the assets of the Company and its subsidiaries and contain certain negative and affirmative covenants and also restricts the ability of the Company to pay dividends to its common stockholders until the loan and all accrued interest have been paid or the noteholders elect to convert their loans to common stock. (See page 30 “Liquidity and Capital Resources” section of Item 2 below for a more detailed discussion of covenants).

13	Other Liabilities

Other liabilities consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Prepaid sales and oil sales security deposit	$17,043	$2,699,644
Prepaid licence fees	20,000	80,000
Advanced proceeds from the sale of other assets	—	301,195

	$37,043	$3,080,839

As of December 31, 2004 prepaid sales and oil sales security deposit included $2,300,000 arising from security deposit payments under an oil sales agreement with Primrose Financial Group (“Primrose”) dated May 5, 2004. In February 2005, we cancelled the May 2004 oil sales agreement with Primrose, repaid the security deposit in full and concluded a new oil sales agreement with Primrose.

As of December 31, 2004 advanced proceeds from the sale of other assets referred to the sale of a generator for which the proposed buyer had paid a non-refundable deposit of $301,195. The proposed buyer failed to meet the sale contract terms resulting in the loss of its deposit in the third quarter, 2005. The $301,195 has been credited to Other Income.

14	Accrued Liabilities

Accrued liabilities consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Drilling contractors	$5,143,111	$—
Professional fees	704,984	93,001
Other	167,838	79,116

	$6,015,933	$172,117

Included in the amounts due to drilling contractors at September 30, 2005 are amounts invoiced by Weatherford totalling $5,004,846. We have formally notified Weatherford that we dispute the validity of certain billings to the Company for work Weatherford performed in the first and second quarter of 2005. The amount under dispute is approximately $4.9 million. We have recorded all amounts billed by Weatherford as of September 30, 2005 pending the outcome of the dispute resolution which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract.

15	Minority Interest

Through our acquisition of 100% of Tethys Petroleum Investments Limited on June 9, 2005 we acquired a 70% ownership interest in the Kazakhstan based limited liability partnership, BN Munai LLP (“BN Munai”). BN Munai has only suffered losses from inception and currently the Company is the only partner funding the current operating losses, therefore, no minority interest is recorded at September 30, 2005 for the 30% ownership not under our control. The Company does not expect the minority partners in BN Munai to contribute funds to the partnership.

16	Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity

Total, December 31, 2004	195,212,089	$19,521,208	$184,141,618	$(1,976,102)	$(104,866,192)	$96,820,532

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	380,836	38,084	469,514			507,598

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	335,653	33,565	458,837			492,402

Exercise of stock options	1,067,833	106,783	255,850			362,633

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	344,758	34,476	498,072			532,548

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	370,599	37,060	562,940			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	381,170	38,117	561,883			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	495,745	49,574	550,426			600,000

Exercise of stock options	1,570,000	157,000	11,000			168,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	552,639	55,264	544,736			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	473,634	47,363	552,637			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	837,054	83,705	516,295			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	813,670	81,367	518,633			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	872,854	87,285	512,715			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	847,458	84,746	515,254			600,000

Shares Issueable pursuant to consultancy agreement (CEOCast)	80,000	8,000	45,600			53,600

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	801,068	80,107	519,893			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	812,348	81,235	518,765			600,000

Shares Issued pursuant to Tethys buy-out	11,000,000	1,100,000	7,260,000			8,360,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	639,591	63,959	536,041			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	596,421	59,642	540,358			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	613,246	61,325	538,675			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	630,120	63,012	536,988			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	669,568	66,957	533,043			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	761,325	76,133	523,867			600,000

Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	783,188	78,319	521,681			600,000

Exercise of stock options	360,000	36,000	481,320			517,320

Exercise of stock options	284,000	28,400	352,950			381,350

Stock based compensation under SFAS 148	—	—	2,202,708	(439,818)		1,762,890

Share issue costs	—	—	(1,186,633)			(1,186,633)

Net Loss	—	—	—		(7,671,889)	(7,671,889)

Total, September 30, 2005	222,586,867	$22,258,685	$204,595,666	$(2,415,920)	$(112,538,081)	$111,900,350

On February 11, 2004, we entered into a Standby Equity Distribution Agreement (“SEDA”) that allowed us, at our option, periodically to issue shares of our common stock to US-based investment fund Cornell Capital. On February 03, 2005, the SEC declared effective the registration statement on Form S-3 (Reg. No. 333-115261) originally filed by us on May 6, 2004 in respect of the shares issuable under the SEDA. Under the terms of the SEDA, Cornell Capital provided us with an equity line of credit for 24 months from the date the registration statement became effective. The maximum aggregate amount of the equity placements pursuant to the SEDA was $20,000,000. Subject to this limitation, we could draw down up to $600,000 in any seven trading-day period (a “Put”). The SEDA could be used in whole or in part entirely at our discretion. Shares issued to Cornell Capital would be priced at a 3% discount to the lowest daily Volume Weighted Closing Bid Price (“VWAP”) of CanArgo common shares traded on the Oslo Stock Exchange (“OSE”) for each of the five consecutive trading days immediately following a draw down notice by CanArgo. For each share of common stock purchased under the SEDA, Cornell Capital received a substantial discount to the current market price of CanArgo common stock. The level of the total discount varied depending on the market price of our stock and the amount drawn down under the SEDA. Such discount comprised (1) 3% discount to, the lowest volume weighted average price of our common stock; (2) 5% of the proceeds that we receive for each advance under the SEDA; and (3) a commitment fee. The commitment fee, which has been paid, consisted of $10,000 in cash and 850,000 shares of our common stock. On July 25, 2005, we issued to Cornell Capital a notice to terminate the SEDA with effect as of August 24, 2005.

We received $12,332,548 proceeds net of $285,749 of discounts (excluding the commitment fee of $10,000 and 850,000 shares of common stock previously paid to Cornell Capital) pursuant to twenty one takedowns under the SEDA in which we issued a total of 13,012,945 shares of our common stock to Cornell Capital at an average price of $0.9477 per share. From these proceeds, $1,532,548 was used to repay the promissory note of $1,500,000 plus accrued interest on the note of $32,548 to Cornell Capital and partially repay the promissory note of $15,000,000, referred to below.

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

On October 5, 2005, we passed a resolution to cancel the 7,260,647 shares of CanArgo common stock returned from escrow following the termination of the SEDA on August 24, 2005.

17	Net Income (Loss) Per Common Share

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

Basic and diluted net loss per common share for the nine month and three month periods ended September 30, 2005 and September 30, 2004 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock were outstanding during the nine months ended September 30, 2005 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total number of such shares excluded from diluted net loss per common share were 41,255,621 for the nine months ended September 30, 2005.

18	Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At September 30, 2005, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next ten months is $350,000.

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

The original Contractor party to the Samgori PSC, National Petroleum Limited (“NPL”), has an option to reacquire its Contractor’s interest in the Samgori PSC and its 50% interest in the operating company in the event that the agreed work program is not completed in part by December 2006 and in full by December 2008. Furthermore, NPL has outstanding costs and expenses of $37,528,964 in relation to the

Samgori PSC which are recoverable by NPL receiving 30% of annual net profit from the Field until such costs have been fully repaid. Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XIB (“Cost Recovery Oil”). The cost recovery pool includes the $37,528,964 costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 50/50 basis between the State and the Contractor parties respectively. While GOSL and CSL continue to have unrecovered costs, they will receive 75% of total production (net 37.5% to us). After recovery of their cumulative capital, operating and other allowable project costs including the NPL costs, the Contractor parties will receive 30% of Profit Oil (net 15% to us). The allocation of a share of production to the State, however, relieves the Contractor parties of all obligations they would otherwise have to pay the Republic of Georgia for taxes, duties and levies related to activities covered by the Samgori PSC. After NPL’s costs are repaid from either Field production or other production in the PSC (in the event that new fields are developed in areas identified using seismic surveys originally performed by NPL), NPL shall continue to receive 5% of annual net profit.

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

In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow-out, including compensation and cleaning of the environment will be $2,000,000. The Company’s insurance policies cover 80% of these costs up to a maximum of $2,500,000 and the remaining 20% insurance retention being payable by the Company. On June 3, 2005 we received $800,000, as a first instalment, from our insurance company.

19	Discontinued Operations

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

The results of discontinued operations in respect of CSOP consisted of the following for the nine month period ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$11,537,284

Loss Before Income taxes and Minority Interest	—	(36,484)
Income Taxes	—	—
Minority Interest in Loss	—	18,242

Net Loss from Discontinued Operation	$—	$(18,242)

The results of discontinued operations in respect of CSOP consisted of the following for the three month period ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$5,801,742

Income before income taxes and minority interest	—	(146,465)
Income tax benefit	—	(41,278)
Minority interest in loss	—	92,359

Net income from discontinued operation	$—	$95,384

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

The results of discontinued operations in respect of LVR consisted of the following for the nine month period ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Loss (Income) Before Income taxes and Minority Interest	$—	$—

Net Loss (Income) from Discontinued Operation	$—	$—

The results of discontinued operations in respect of LVR consisted of the following for the three month period ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Loss (Income) Before Income taxes and Minority Interest	$—	$—

Net Loss (Income) from Discontinued Operation	$—	$—

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

The results of discontinued operations in respect of GAOR consisted of the following for the nine months ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—

Loss (Income) Before Income taxes and Minority Interest	—	—

Minority Interest in Loss	—	(523,968)

Net Income from Discontinued Operation	$—	$(523,968)

The results of discontinued operations in respect of GAOR consisted of the following for the three months ended September 30, 2004:

	September 30,	September 30,
	2005	2004
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—

Loss (Income) Before Income taxes and Minority Interest	—	—

Minority Interest in Loss	—	—

Net Loss (Income) from Discontinued Operation	$—	$—

3-megawatt duel fuel power generator

In 2003, we signed a sales agreement disposing of a 3-megawatt duel fuel power generator for $600,000. Following receipt of a non-refundable deposit of $300,000, the unit was shipped to the US for testing. The test was completed at the beginning of 2005, however, the proposed buyer failed to meet the sale contract terms resulting in the loss of its deposit in the third quarter, 2005.

The generator has been classified as “Assets held for sale” for all periods presented and we expect to agree a sale with a different buyer in the near future.

Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	$600,000	$600,000

	$600,000	$600,000

20	Segment and Geographical Data

The segment and geographical data below is presented for the nine and three month periods ended September 30, 2005. For the nine and three month periods ended September 30, 2004 the Republic of Georgia represented the only geographical segment.

Operating revenues from continuing operations for the nine month period ended September 30, 2005 by geographical area were as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$5,147,056
Republic of Kazakhstan	—

Total	$5,147,056

Operating revenues from continuing operations for the three month period ended September 30, 2005 by geographical area were as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,580,847
Republic of Kazakhstan	—

Total	$2,580,847

Operating (loss) income from continuing operations for the nine month period ended September 30, 2005 by geographical area was as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,119,974
Republic of Kazakhstan	(486,492)

Corporate and Other Expenses	(7,641,359)

Total Operating Loss	$(7,007,877)

Operating income (loss) income from continuing operations for the three month period ended September 30, 2005 by geographical area was as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,172,162

September 30,
2005
(Unaudited)
Republic of Kazakhstan	(486,492)

Corporate and Other Expenses	(3,277,385)

Total Operating Loss	$(2,591,715)

Net (loss) income before minority interest from continuing operations for the nine month period ended September 30, 2005 by geographical area was as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,119,974
Republic of Kazakhstan	(486,492)

Corporate and Other Expenses	(8,305,371)

Net (Loss) Income Before Minority Interest	$(7,671,889)

Net (loss) income before minority interest from continuing operations for the three month period ended September 30, 2005 by geographical area was as follows:

September 30,
2005
(Unaudited)
Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,172,162
Republic of Kazakhstan	(486,492)

Corporate and Other Expenses	(3,627,600)

Net (Loss) Income Before Minority Interest	$(2,941,930)

The segment and geographical data below is presented as of September 30, 2005. As of December 31, 2004 the Republic of Georgia represented the only geographical segment.

Identifiable assets of continuing and discontinued operations as of September 30, 2005 by business segment and geographical area were as follows:

September 30,
2005
(Unaudited)
Corporate
Republic of Georgia	$511,050
Republic of Kazakhstan	—
Western Europe (principally cash)	37,344,287

Total Corporate	37,855,337

Oil and Gas Exploration, Development and Production
Republic of Georgia	97,948,276
Republic of Kazakhstan	10,550,497

Assets Held for Sale
Western Europe	600,000

Total Identifiable Assets	$146,954,110

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
Georgia
Following the failure of Weatherford International Ltd, (“Weatherford”) to successfully complete any horizontal sidetrack development wells on the Ninotsminda Field using Under-Balanced Coiled Tubing Drilling (“UBCTD”) technology, Weatherford demobilised its equipment and left Georgia in July. Despite this lack of success, which we attribute mainly to multiple equipment failures, we still believe that underbalanced technology is the best technology with which to develop both the Ninotsminda and Samgori Fields. In this respect, we continue our negotiations with other UBCTD equipment and service suppliers and hope to be in a position to return to under-balanced drilling operations in 2006.
In the meantime, we have continued with our jointed pipe drilling operations using our own rigs and equipment and the directional drilling services of Baker Hughes International (“Baker Hughes”) to drill horizontal sidetrack wells on the Ninotsminda Field. On October 27, 2005 we reached total depth (“TD”) on the first sidetrack, the N100H2 well. The well was completed in the Middle Eocene reservoir having drilled a horizontal section of 1,667 feet (508 metres). A pre-perforated liner has been run over a 1,421 foot (433 metres) interval in the horizontal section and the well is currently being tested
On August 26, 2005 we announced that the Manavi M11Z well had reached a TD of 14,994 feet (4,570 metres) measured depth (MD) in the Cretaceous. This well was drilled to appraise the Manavi M11 oil discovery which was made in 2003 but not fully tested due to the collapse of the production tubing due to pressure during testing. The M11Z well has been deviated to a location some 0.37 miles (0.6 kilometres) away from the original hole. It was sidetracked using a Saipem S.p.A. (“Saipem”) Ideco E-2100Az drilling rig and a Baker-Hughes oil-based mud system to drill through the over-pressured swelling clays that had proven challenging in the past. The well was completed in the Cretaceous using slim-hole drilling technology.

In the M11Z well, the primary Cretaceous limestone target was encountered at 14,032 feet (4,277 metres) MD some 230 feet (70 metres) MD higher than in the original M11 well while the secondary Middle Eocene target zone was penetrated at 13,009 feet (3,965 metres) MD again significantly higher than in the M11 well. Drilling data and slim hole wireline logs indicate the presence of hydrocarbons in both the Cretaceous and Middle Eocene target zones.
On October 6, 2005 we announced that we had commenced testing operations on M11Z. A pre-perforated 2 7/8 inch (73 mm) liner was run in the slim hole, and the Saipem drilling rig removed from the site while CanArgo Rig #1 was mobilised to the location for testing operations. During initial testing operations it emerged that the section of the liner adjacent to the Cretaceous limestone interval had become differentially stuck probably due to a build up of filter cake on and in the formation during drilling which is in itself indicative of a permeable zone. Although small amounts of oil and gas have been recovered from the well, no significant flow was achieved during the initial testing. Despite efforts to wash the mixture of drilling fluid and carbonate from the well bore using coiled tubing, it was not possible to clean out the formation and it appears that the Cretaceous limestone formation has been blocked and is not in communication with the wellbore at this time.
We are continuing to consult with Schlumberger, our well completions experts, to advise on the best technique in which to re-establish communication with the formation in M11Z by removing near-wellbore damage. A number of proposals are being considered including matrix acidizing performed below fracturing rate and pressure with the acid conveyed to the area of interest by coiled tubing, and slickline conveyed perforating. However, neither option excludes the other and we are making preparations to recommence the testing operations within the next two weeks.
We have identified further appraisal locations on the Manavi structure. The next well, M12, will be drilled approximately 2.5 miles (4 kilometres) to the west of the M11 location along the crest of the structure. The drilling site is already prepared and a CanArgo rig is being mobilised to the site to drill out and set the surface casing in advance of Saipem being mobilised from the Norio exploration well.
Following the success of drilling through over-pressured clays on the M11Z well with the Saipem rig and the Baker-Hughes oil based mud system, the Saipem drilling rig was mobilised to the Norio MK72 exploration well where drilling operations are ongoing.
The well, located within the Norio Production Sharing Agreement area is targeting a potentially large prospect mapped at Middle Eocene level just to the north of the Samgori Field. The well is currently at a depth of 15,853 feet (4,832 metres), is drilling ahead and is near to the prognosed target zone. Oil has already been encountered in the well which penetrated approximately 985 feet (300 metres) of net sandstones in the Oligocene secondary target, with oil being indicated by electric logs and with good oil and gas shows while drilling.
Negotiations are continuing with the Georgian Government on the principles of a long-term gas offtake agreement and subject to concluding the agreement, we plan to drill an appraisal well on the Kumisi gas prospect to the west of the Rustavi R16 well, which flowed gas from the Cretaceous sequence at a depth of 12,792 feet (3,900 metres), close to the interpreted gas-water contact. Given our current level of operations in the country, it is unlike any well would now commence before the second half of 2006.
Kazakhstan
In Kazakhstan, our Kyzyloi Gas Field development project and further exploration in the surrounding area is progressing well. The Kyzyloi Gas Field is located within the Akkulka exploration block, a 411,749 acres (1,667 km2) area located in the North Ustyurt basin in western Kazakhstan, just to the west of the Aral Sea.
On the Kyzyloi Field three wells have been tested to date, namely the KYZ105, KYZ104 and KYZ102 wells. Well KYZ105 was perforated and flowed gas at a rates of up to 1.77 million cubic feet (50,000 cubic metres) per day on an 20/64 inch (8 mm) choke. The KYZ104 well flowed gas at a rate of 3.39 million cubic feet (96,000 cubic metres) per day on a 40/64 inch (16 mm) choke while well KYZ102 flowed gas at a rate in excess of 4.24 million cubic feet (120,000 cubic metres) per day on a 60/64 inch (20 mm) choke. All three wells are now shut in waiting for the installation of field development equipment. Three further wells are to be tested for the initial field development in which a 37.3 mile (60 km) pipeline is planned to tie the field to the main Bukhara-Urals gas trunkline. A long-term gas offtake agreement is currently under negotiation, with first gas expected in Q2 2006, with an initial plateau rate of 17.7 million cubic feet (500,000 cubic metres) per day.
On October 6, 2005 we announced the execution of a Memorandum of Understanding covering co-operation in the gas sector in Kazakhstan with Gaz Impex S.A., one of the leading Kazakh based companies involved in gas marketing.
The Akkulka Block exploration program is continuing, with a further two year extension having now been agreed by the Expert Commission. Currently three of the five planned exploration wells have reached Total Depth (TD) (AKK03 — TD 2,461 feet (750 metres), AKK05 — TD 2,215 feet (675 metres) and AKK04 — TD 1,969 feet (600 metres)). These well are being drilled on seismic anomalies which we have identified on modern seismic data in our acreage surrounding the Kyzyloi Field and are analogous to the Kyzyloi structure. In all three wells gas shows have been observed while drilling and wireline logs indicate the presence of gas bearing sands in the wells. The AKK03 and AKK05 wells are cased and casing is being run in the AKK04 well. Testing has commenced but is not yet completed on any well as such testing is being undertaken as part of a co-ordinated testing programme including the Kyzyloi Field development wells. This co-ordinated approach is both cost-effective and assists in logistics operating in this area.
On October 6, 2005 we announced that our Kazakh subsidiary BN Munai LLP had signed with the Minister of Energy and Mineral Resources of Kazakhstan, the Parliament of Kazakhstan, and in conjunction with the major operating companies in Kazakhstan, a Memorandum of Understanding on Extractive Industries Transparency Initiative.
The seismic reprocessing and interpretation project on the Akkulka contract area is on schedule. The existing seismic data is being reprocessed with the objective of improving the resolution at depth in an attempt to firm up deeper prospects. A number of potential structures have already been identified. We believe that these prospects have potential to be similar to the reported large gas condensate fields just to the south in Uzbekistan which lie along the same structural trend. Based on the results of the interpretation of the reprocessed date, we may include a deep exploration well in our plans for 2006.
Work is continuing to finalise the acquisition of the exploration contract for the Greater Akkulka area, an area of approximately 10,000 km2 (10.9 million acres) surrounding the Akkulka Block where we are currently conducting our exploration drilling program. We believe that this area has substantial exploration potential. We have also submitted an application for two further areas in the recent Kazakh licensing round and expect that the winners will be announced in the early part of 2006.
Liquidity and Capital Resources
As of September 30, 2005 we had working capital of $28,621,000 compared to working capital of $23,952,000 as of December 31, 2004.
On July 25, 2005, we announced that we had closed the private placement of a $25,000,000 issue of Senior Secured Notes due July 25, 2009 with a group of investors arranged through Ingalls & Snyder LLC of New York City.
The proceeds of this financing, after the payment of all professional and placing expenses and fees estimated at $550,000, have been used to redeem short term debt and accrued interest in the amount of approximately $7,400,000 under the Promissory Note with Cornell Capital, to fund the appraisal of a new gas project in Georgia, to fund the development of the Kyzyloy Gas Field in Kazakhstan and adjacent exploration areas, and for additional working capital for our development, appraisal and exploration activities in Georgia. In addition, we terminated the SEDA which we had with Cornell Capital with effect as of August 24, 2005.

In connection with the placement of the Senior Secured Notes we entered into a Note Purchase Agreement with a group of private investors (the “Purchasers”), all of whom represented that they qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued a note due July 25, 2009 in the aggregate principal amount of $25,000,000 to Ingalls & Snyder LLC, as nominee for the Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers is deemed a beneficial holder of the Note and such Purchasers may each be assigned their own Note as provided in the Note Purchase Agreement and, accordingly, all such Notes are referred to herein collectively as the “Note” and any such Purchaser or its assignee is referred to herein as a holder of the Note.
The terms of the Note Purchase Agreement and related agreements include the following:
Interest . The unpaid principal balance under the Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% per annum from the date of issuance to December 31, 2005; 10% per annum from January 1, 2006 until December 31, 2006; and 15% per annum from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30 , commencing December 30, 2005, until the principal shall have become due and payable and (b) at 3% per annum above the applicable rate on any overdue payments of principal and interest.
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
Miscellaneous. The Note Purchase Agreement, the Note, the Security Agreement, the Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial. The Pledge Agreements and the Security Interest Agreement relating to CanArgo’s bank account are governed by the laws of the Bailiwick of Guernsey and the Republic of Cyprus, as provided therein. The Company incurred fees and commissions in connection with the placement of the Senior Secured Notes in the aggregate amount of $385,000.

On August 1, 2005, we made a payment of $7,422,410.96 being the outstanding principal and accrued interest amount payable by CanArgo to Cornell Capital under the terms of both the Promissory Note and the SEDA. In accordance with Section 6 of the Promissory Note, upon receipt of such outstanding sums the Promissory Note is deemed cancelled.
We received $12,332,548 proceeds net of $285,749 of discounts (excluding the commitment fee of $10,000 and 850,000 shares of common stock previously paid to Cornell Capital) pursuant to twenty one takedowns under the SEDA in which we issued a total of 13,012,945 shares of our common stock to Cornell Capital at an average price of $0.9477 per share. From these proceeds, $1,532,548 was used to repay the promissory note of $1,500,000 plus accrued interest on the note of $32,548 to Cornell Capital and partially repay the promissory note of $15,000,000.
Cash flows from our Georgian operations together with the proceeds of the private placement of a $25,000,000 issue of Senior Secured Notes (detailed above) means we have the working capital necessary to cover our immediate and near term funding requirements with respect to our currently planned development activities in the Republic of Georgia on our Ninotsminda and Samgori Fields and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan, absent any unforeseen circumstances.
While a considerable amount of infrastructure for the Ninotsminda and Samgori Fields has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
Under the terms of the Senior Secured Notes we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the Note Purchase Agreement)). Pursuant to the terms of the Note Purchase Agreement, permitted future indebtedness is (a) indebtedness outstanding under the Senior Secured Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding $1,250,000 and; (c) certain unsecured intra-group indebtedness (in the case of indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreement) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary under the Note Purchase Agreement the aggregate amount outstanding under the particular indebtedness shall not exceed $1,000,000 at any time).
To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we may require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects beyond our current appraisal and development plans or to pursue new opportunities. As discussed above, under the terms of the Senior Secured Notes we are restricted from incurring additional Indebtedness.

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
Balance Sheet Changes
Cash and cash equivalents increased $2,403,000 from $24,617,000 at December 31, 2004 to $27,020,000 at September 30, 2005. The increase was primarily due to cash received pursuant to the takedowns under the SEDA and the Senior Secured Notes. This has been partially offset by expenditures in the period to fund the cost of preparing wells for our horizontal development program at the Ninotsminda and Samgori Fields, the appraisal of our Manavi oil discovery in Georgia, activities in Kazakhstan and net cash used by operating activities.
Restricted cash increased to $3,155,000 at September 30, 2005 from $1,400,000 at December 31, 2004 due to the funding of a certificate of deposit to secure the issuance of letters of credit as required under the rig rental and drilling contracts we entered into with Saipem, S.p.A. and Baker Hughes International.
Accounts receivable decreased from $2,526,000 at December 31, 2004 to $2,163,000 at September 30, 2005 primarily due to the receipt of $800,000 from our insurers in relation to N100 blow out costs, partially offset by further refundable blow out costs incurred, and timing issues related to sales of crude oil at month end.
Inventory increased from $254,000 at December 31, 2004 to $612,000 at September 30, 2005 due to the accumulation of larger batches of oil for export sales.
Prepayments increased from $1,518,000 at December 31, 2004 to $3,857,000 at September 30, 2005 as a result of an increase in prepayments for materials and services related to our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda and Samgori Fields and our Kazakhstan activities. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
Assets held for sale of $600,000 at September 30, 2005 and December 31, 2004 consist of a 3-megawatt duel fuel power generator.
Other current assets increased from $122,000 at December 31, 2004 to $129,000 at September 30, 2005.

Capital assets net, increased to $109,118,000 at September 30, 2005 from $72,996,000 at December 31, 2004, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract, the acquisition of Tethys Petroleum Investments Limited and its 70% interest in the Kazakhstan based company BN Munai LLP.
Prepaid financing fees decreased to $300,000 at September 30, 2005 from $649,000 at December 31, 2004 due to the offset of commissions and professional fees, relating to the SEDA with Cornell Capital, against capital proceeds in excess of par value, partially offset by the fees charged by Cornell Capital in connection with the $15,000,000 Promissory Note and fees and commissions incurred in connection with the $25,000,000 Senior Secured Notes in the aggregate amount of $385,000.
Investments in and advances to oil and gas and other ventures of $479,000 at December 31, 2004 represented advances to our oil and gas interests in Kazakhstan partially offset by the impairment of our investment in the project as a result of losses incurred. We now own 70% of the Kazakhstan project, through our ownership of Tethys Petroleum Investments Limited, and our investment is reflected in capital assets as at September 30, 2005.
Accounts payable decreased to $1,931,000 at September 30, 2005 from $2,332,000 at December 31, 2004 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda and Samgori Fields and our Kazakhstan activities.
Loans payable decreased to $931,000 at September 30, 2005 from $1,500,000 at December 31, 2004 due to the repayment of the $1,500,000 loan at December 31, 2004 by a series of takedowns in February and March 2005 under the SEDA. The $931,000 loan payable at September 30, 2005 relates to the $1,050,000 convertible loan facility dated August 27, 2004 convertible into common stock with detachable warrants to purchase 2,000,000 common shares. In accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, a portion of the proceeds of debt is accounted for as a discount to the face amount of the notes and is based on the relative fair value of the loans and the warrant securities and conversion stock at the time of issuance. At September 30, 2005 the unamortized discount amounted to $119,000.
Other liabilities decreased to $37,000 at September 30, 2005 from $3,081,000 at December 31, 2004 primarily due to the repayment in full of an oil sales security deposit in the amount of $2,300,000 and the recording of the $301,000 non-refundable deposit lost by the proposed buyer of the generator, due to failing to meet the sale contract terms, as other income.
Accrued liabilities increased from $172,000 at December 31, 2004 to $6,016,000 at September 30, 2005 due primarily to accrued contractor invoices in connection with our Georgian operations of which approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 13 of these financial statements.
Long term debt represents the issue of the $25,000,000 Senior Secured Notes in July, 2005. The long-term debt at December 31, 2004 of $832,000 related to the $1,050,000 convertible loan facility convertible into common stock with detachable warrants to purchase 2,000,000 common shares, now recorded in loans payable.
Other non current liabilities of $439,000 at September 30, 2005 represents the difference between the interest computed using the actual interest rate in effect and the effective interest rate due on the $25,000,000 Senior Convertible Secured Loan Notes.
Provision for future site restoration increased to $700,000 at September 30, 2005 from $422,000 at December 31, 2004 primarily due to provisions for future site restoration in Kazakhstan as a result of the acquisition of new oil and gas properties.
Deferred compensation expense increased to $2,415,000 at September 30, 2005 from $1,976,102 at December 31, 2004 due to share options issue expensed during the period.

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
Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in the Republic of Georgia our subsidiary CanArgo Norio Limited will evaluate existing seismic and geological data during the first year and acquire additional seismic data within three years of the effective date of the Agreement which is September 29, 2003. The total commitment over the next ten months is $350,000.
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
At September 30, 2005, we had a contingent obligation to issue 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.
In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow out, including compensation and cleaning of the environment will be approximately $2,000,000.

Results of Continuing Operations
Nine Month Period Ended September 30, 2005 Compared to Nine Month Period Ended September 30, 2004
We recorded operating revenue from continuing operations of $5,147,000 during the nine month period ended September 30, 2005 compared with $7,447,000 for the nine month period ended September 30, 2004. The decrease is attributable to lower oil and gas revenues being recorded in the nine month period ended September 30, 2005 due to lower production levels relating to a delay in the UBCTD program on both the Ninotsminda and Samgori Fields. Ninotsminda Oil Company Limited (“NOC”) and CanArgo Samgori Limited (“CSL”) sold 117,933 barrels of oil for the nine month period ended September 30, 2005 compared to 297,876 barrels of oil for the nine month period ended September 30, 2004.
NOC generated $3,931,000 of oil and gas revenue in the nine month period ended September 30, 2005 compared with $6,407,000 for the nine month period ended September 30, 2004 primarily due to a lower production achieved in the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 offset partially by a higher average net sales price achieved in the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. Its net share of the 138,319 barrels (507 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 89,907 barrels. For the nine month period ended September 30, 2004, NOC’s net share of the 314,972 barrels (1,150 barrels per day) of gross oil production was 245,209 barrels.
CSL generated $1,216,000 of oil and gas revenue for the nine month period ended September 30, 2005 compared to $1,040,000 from the April 2004 purchase date to September 30, 2004. Its net share of 127,122 barrels (695 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 46,671 barrels. As at September 30, 2005, 24,957 barrels of oil remained in storage.
NOC and CSL’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda and Samgori oil sold during the first nine months of 2005 averaged $43.79 per barrel as compared with an average of $24.82 per barrel in the first nine months of 2004. Its net share of the 89,300 thousand cubic feet (mcf) of gas delivered was 46,307 mcf at an average net sale price of $0.53 per mcf of gas. For the nine month period ended September 30, 2004, NOC’s net share of the 57,453 mcf of gas delivered was 37,416 mcf at an average net sales price of $1.41 per mcf of gas.
The operating loss from continuing operations for the nine month period ended September 30, 2005 amounted to $7,008,000 compared with an operating loss of $1,420,000 for the nine month period ended September 30, 2004. The increase in operating loss is attributable to increased field operating expenses, increased selling, general and administration costs, increased non cash stock compensation expense, reduced oil and gas revenue and a gain generated from the disposal of GAOR in the nine month period ended September 30, 2004, partially offset by a reduced depreciation, depletion and amortization in the period.
Field operating expenses increased to $1,747,000 for the nine month period ended September 30, 2005 as compared to $1,690,000 for the nine month period ended September 30, 2004. The increase is primarily a result of increased oil processing fees in relation to the Samgori field during the period partially offset by a decrease in production at the Ninotsminda Field . The reduction in production at the Ninotsminda Field was a result of the Company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program together with a delay in implementing the program itself due to mechanical difficulties with the equipment. The preparation work for the UBCTD program necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We have not had a corresponding decrease in our operating cost as the majority of our operating costs are fixed.
Direct project costs decreased to $1,131,000 for the nine month period ended September 30, 2005, from $1,219,000 for the nine month period ended September 30, 2004, primarily due to decreased costs directly associated with non operating activity at the Ninotsminda Field partially offset by the inclusion of Samgori project cost expenditures resulting from the acquisition of the Samgori (Block XIB) Production Sharing Contract in Georgia.
Selling, general and administrative costs increased to $5,713,000 for the nine month period ended September 30, 2005 from $3,728,000 for the nine month period ended September 30, 2004. The increase is a result of additional costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit fees, legal fees, higher insurance premiums and a general increase in corporate activity.
Non cash stock compensation expense increased to $1,763,000 for the nine month period ended September 30, 2005 from $158,000 for the nine month period ended September 30, 2004 due to share options issue expensed during the period. The Company, effective January 1, 2003, adopted in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.

The decrease in depreciation, depletion and amortization expense to $1,801,000 for the nine month period ended September 30, 2005 from $2,266,000 for the nine month period ended September 30, 2004 is attributable principally to lower production and sales from the Ninotsminda Field for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004.
The gain on disposal of subsidiaries of $335,000 recorded for the nine month period ended September 30, 2004 reflects a gain from the disposal of our interest in the Georgian American Oil Refinery, partially offset by a loss from the disposal of our interest in the Bugruvativske Field through the disposal of Lateral Vector Resources Inc.
The decrease in other expense to $664,000 for the nine month period ended September 30, 2005, from $1,598,000 for the nine month period ended September 30, 2004 is primarily a result of higher interest income as a result placing surplus cash on term deposits until needed, realization of the advanced proceeds on the sale of the generator that was abandoned, partially offset by increased levels of bad debts and foreign exchange losses.
Equity loss from investments for the nine month period ended September 30, 2005 of $155,000 relates to the loss incurred on the project in Kazakhstan to the date of the acquisition of 100% ownership in Tethys Petroleum Investments Limited.
The loss from continuing operations of $7,672,000 or $0.04 per share for the nine month period ended September 30, 2005 compares to a net loss from continuing operations of $3,017,000 or $0.02 per share for the nine month period ended September 30, 2004. The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2005 than during the nine month period ended September 30, 2004, principally due to the issue of shares in respect of the Samgori purchase in April 2004, the issue of shares in respect of a global offering in September 2004, the issue of shares in respect of the Norio minority interest buyout in September 2004, the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005 and the issue of shares in respect of the Tethys Petroleum Investments Limited buyout.
Three Month Period Ended September 30, 2005 Compared to Three Month Period Ended September 30, 2004
We recorded operating revenue from continuing operations of $2,581,000 during the three month period ended September 30, 2005 compared with $2,008,000 for the three month period ended September 30, 2004. The increase is attributable to higher price per barrel realized by the company in 2005, partially offset by lower production levels relating to a delay in the UBCTD program on both the Ninotsminda and Samgori Fields. Ninotsminda Oil Company Limited (“NOC”) sold 51,507 barrels of oil and CanArgo Samgori Limited (“CSL”) sold no barrels of oil for the three month period ended September 30, 2005 compared to 54,719 barrels of oil for NOC for the three month period ended September 30, 2004 and CSL.
NOC generated $2,581,000 of oil and gas revenue in the three month period ended September 30, 2005 compared with $1,253,000 for the three month period ended September 30, 2004 primarily due to the accumulation of larger batches of oil for export sales, partially offset by a lower production achieved in the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 offset partially by a higher average net sales price achieved in the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004. Its net share of the 43,292 barrels (471 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 28,140 barrels. In the period, 23,368 barrels of oil were sold from storage. For the three month period ended September 30, 2004, NOC’s net share of the 71,093 barrels (773 barrels per day) of gross oil production was 46,727 barrels.
CSL generated nil oil and gas revenue for the three month period ended September 30, 2005 compared to $738,000 from the April 2004 purchase date to September 30, 2004 due to the accumulation of larger batches of oil for export sales. Its net share of 37,274 barrels (405 barrels per day) of gross oil production for sale from the Samgori Field in the period amounted to 13,978 barrels. As at September 30, 2005, 24,957 barrels of oil remained in storage. From the purchase date to September 30, 2004, CSL’s net share of the 54,502 barrels (588 barrels per day) of gross oil production was 20,270 barrels.

NOC and CSL’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda and Samgori oil sold during the third quarter of 2005 averaged $50.11 per barrel as compared with an average of $30.68 per barrel in the third quarter of 2004. No gas sales were delivered for the three month period ended September 30, 2005. For the three month period ended September 30, 2004, NOC’s net share of the 18,924 mcf of gas delivered was 12,300 mcf at an average net sales price of $1.41 per mcf of gas.
The operating loss from continuing operations for the three month period ended September 30, 2005 amounted to $2,592,000 compared with an operating loss of $1,401,000 for the three month period ended September 30, 2004. The increase in operating loss is attributable to increased field operating expenses, increased selling, general and administration costs, increased non cash stock compensation expense, partially offset by increased oil and gas revenue and reduced direct project costs,and increased depreciation, depletion and amortization in the period.
Field operating expenses increased to $778,000 for the three month period ended September 30, 2005 as compared to $458,000 for the three month period ended September 30, 2004. The increase is primarily a result of increased oil processing fees in relation to the Samgori field during the period partially offset by a decrease in production at the Ninotsminda Field. The reduction in production at the Ninotsminda Field was a result of the Company continuing to focus on the long-term development of its producing assets in Georgia through the preparation of wells for the Under Balanced Coiled Tubing Drilling (“UBCTD”) technology program together with a delay in implementing the program itself due to mechanical difficulties with the equipment. The preparation work for the UBCTD program necessitated the shut in of producing wells during the period thus resulting in a lower average production for the period. We have not had a corresponding decrease in our operating cost as the majority of our operating costs are fixed.
Direct project costs decreased to $350,000 for the three month period ended September 30, 2005, from $591,000 for the three month period ended September 30, 2004, primarily due to decreased costs directly associated with non operating activity at the Ninotsminda Field.
Selling, general and administrative costs increased to $2,354,000 for the three month period ended September 30, 2005 from $1,602,000 for the three month period ended September 30, 2004. The increase is a result of additional costs incurred in respect of compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased audit fees, legal fees, higher insurance premiums and a general increase in corporate activity.
Non cash stock compensation expense increased to $921,000 for the three month period ended September 30, 2005 from $158,000 for the three month period ended September 30, 2004 due to share options issue expensed during the period. The Company, effective January 1, 2003, adopted in August 2003, the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified, or settled after December 31, 2002.
The increase in depreciation, depletion and amortization expense to $770,000 for the three month period ended September 30, 2005 from $459,000 for the three month period ended September 30, 2004 is attributable principally to the increased amount of our oil and gas cost pool for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004.
The decrease in other expense to $350,000 for the three month period ended September 30, 2005, from $1,243,000 for the three month period ended September 30, 2004 is primarily a result of higher interest income as a result placing surplus cash on term deposits until needed, realization of the advanced proceeds from the sale of the generator that was abandoned, partially offset by increased levels of bad debts and foreign exchange losses.

The loss from continuing operations of $2,942,000 or $0.01 per share for the three month period ended September 30, 2005 compares to a net loss from continuing operations of $2,644,000 or $0.01 per share for the three month period ended September 30, 2004. The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2005 than during the three month period ended September 30, 2004, principally due to the issue of shares in respect of a global offering in September 2004, the issue of shares in respect of the Norio minority interest buyout in September 2004, the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005 and the issue of shares in respect of the Tethys Petroleum Investments Limited buyout.
Results of Discontinued Operations
Nine Month Period Ended September 30, 2005 Compared to Nine Month Period Ended September 30, 2004
The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2004 amounted to $542,000 related principally to income relating to the refinery resulting from the disposal of the refinery in the period, partially offset by the activities of CanArgo Standard Oil Products Limited (“CSOP”), mainly due to interest on additional bank loans drawn by CSOP in Tbilisi, Georgia. All discontinued operations had been disposed by December 31, 2004.
Three Month Period Ended September 30, 2005 Compared to Three Month Period Ended September 30, 2004
The net income from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2004 amounted to $95,000 related principally to the activities of CSOP. All discontinued operations had been disposed by December 31, 2004.
Commitments and Contingencies
See Item 1, Financial Statements, Note 18, which is incorporated herein by reference.
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
Item 4. Controls and Procedures
Management’s Responsibility for Financial Statements
Our management is responsible for the integrity and objectivity of all information presented in this Quarterly Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s financial position and results of operations.
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
Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors. Based on their evaluation as of September 30, 2005, our Chairman of the Board of Directors, President and Chief Executive Officer, Dr. David Robson (principal executive officer), and Richard Battey, our Chief Financial Officer (principal financial officer) have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act with the Securities and Exchange Commission (“SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
As a result of our efforts in 2004 to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX 404”) and the rules issued thereunder, we reported in our Form 10-K, as amended, for the fiscal year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005 and June 30, 2005 that we had identified material weaknesses listed below in the design or operation of internal control over financial reporting that required remediation and, if left unremedied, were reasonably likely to affect our ability to record, process, summarize and report financial data in a timely and accurate manner.
In the course of our evaluation, we identified the following material weaknesses in internal control over financial reporting under the standards adopted by the Public Company Accounting Oversight Board:
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
Although as of September 30, 2005 the material weaknesses identified above have not been remediated, we have taken a number of appropriate actions to insure that the assessment process for 2005 is properly completed and the material weaknesses noted from 2004 are addressed. Management has implemented the following actions in the period since it issued its assessment report (some of which are described in greater detail below in “Changes in internal control over financial reporting”):
•	Improvement in accounting and reporting processes and related controls.

•	In order to address the lack of adequate review and supervision over the financial statement close process the Company enhanced its management resources through the appointment of a new Chief Financial Officer in May 2005. Furthermore, the number of designated accounting staff employed by the Company was increased in both its head office in Guernsey and in its offices in the Republic of Georgia.

•	Discussed with the Company’s audit committee the assessment and a timetable to address the material weaknesses. Various personnel have been assigned responsibilities in connection with this timetable.

•	Management has scheduled discussions among management, the Company’s SOX 404 consultant and the Company’s independent registered accountants to commence prior to the start of the assessment process this year to review open items and to map out the steps necessary to correct outstanding deficiencies in a timely manner.

•	Management is performing its 2005 ongoing assessment in a more timely fashion.

•	We are in the process of appointing a firm of accountants to provide us with advice on the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures.
Management anticipates that as a result of the remediation that has taken place and is currently ongoing, we will have appropriately addressed the open issues and will be able to conclude that our internal control over financial reporting is effective as of the end of the fiscal year ended December 31, 2005.
Changes in internal control over financial reporting
As a result of the remediation efforts described above there have been the following changes in our internal control over financial reporting in the third quarter:
•	We have introduced more comprehensive formal preparation and review checklists and sign-off procedures at both group and subsidiary level on key reconciliations and accounting schedules.

•	We have increased the level of review of the preparation of the quarterly financial statements which has significantly reduced the number of adjustments required in the post closing process.

•	We have improved the documentation of procedures for closing the books and preparing financial statements.

•	We have improved access controls over key spreadsheets

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Limited lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of underbalanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55.
On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in the Republic of Georgia on September 11, 2004. The relief sought pursuant to the claim is payment of the sum of 28.925 million GEL.
The Company believes that it has meritorious defenses to both claims and intends to defend them vigorously.
Other than the foregoing, as at September 30, 2005 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on the Company’s financial position on business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On July 25, 2005, we closed the private placement of $25,000,000 issue of Senior Secured Notes with a group of private investors, all of whom represented that they qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933 as amended (“Purchasers”). In connection with the placement we entered into a Note Purchase Agreement with the Purchasers, pursuant to which we issued a note due July 25, 2009 (“Note”) in the aggregate principal amount of $25,000,000 to Ingalls & Snyder LLC, as nominee for the Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The Note is convertible, at the option of the holders, into shares of CanArgo common stock (“Conversion Stock”) at a price per share of $0.90 (“Conversion Price”), subject to adjustment (i) if CanArgo issues certain specified securities at a price per share of less than $0.90 per share in which case the Conversion Price shall be reset to such lower amount; and (ii) subject to customary anti-dilution adjustments. A Registration Statement on Form S-3 (File No 333-127841) in respect of the Conversion Stock was filed with the SEC on August 25, 2005 pursuant to which the Company intend to register the Conversion Stock for resale under the Securities Act. As at November 8, 2005, the Registration Statement has not yet been declared effective.
Item 6. Exhibits
(a)	Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1	(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001.

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

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q).

10(7)
Farm-in Agreement dated September 4, 2003 relating to the Norio (Block XIC) and North Kumisi Production Sharing Agreement in the Republic of Georgia with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company (Incorporated herein by reference from March 31, 2003 Form 10-Q).

10(8)
Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q).

10(9)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2004 Form 10-K).

10(10)
Termination Agreement between CanArgo Energy Corporation and Cornell Capital Partners, L.P. dated February 11, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(11)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10	(12)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10	(13)	Loan Agreement between CanArgo Energy Corporation and Salahi Ozturk dated April 26, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10	(14)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10	(15)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 5, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10	(16)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 1, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10	(17)
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

10	(18)
Promissory Note dated May 19, 2004 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated May 19, 2004) as amended by Letter of Amendment between Cornell Capital Partners, LP and CanArgo Energy Corporation dated December 21, 2004 (Incorporated herein by reference from Form 8-K dated December 21, 2004).

10	(19)
Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10	(20)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10	(21)
Agreement number GN-070/RIG/NOC dated 21 June, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10	(22)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10	(23)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10	(24)	Termination Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(25)	Promissory Note dated April 26, 2005 between CanArgo Energy Corporation and Cornell Capital Partners, LP (Incorporated herein by reference from Form 8-K dated April 26, 2005).

10(26)
Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvreri) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Notes 10(2&

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

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q).

†33(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: November 9, 2005	By:	/s/Richard J. Battey
Richard J. Battey
Chief Financial Officer