Form 10-K/A
period 2004-12-31
CANARGO ENERGY CORP
filed 2006-02-16
CIK 310316

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
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (44) 1481 729 980
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	American Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
     YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer ☐
Accelerated filer ☑
Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
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

CANARGO ENERGY CORPORATION
FORM 10-QKA

Page

PART 2. FINANCIAL INFORMATION:

Item 9A. Controls and Procedures	4

PART 4. OTHER INFORMATION:

Item 15b.Exhibits	8

Signature	8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

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
EXPLANATORY NOTE
     CanArgo Energy Corporation (the “Company”) is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A filed on May 2, 2005 pursuant to SEC Release No. 50754 (the “Report”), solely to revise Item 9A Controls and Procedures of Part II of the Report as hereinafter set forth. The revision is intended to respond to the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Company’s Annual Report on Form 10-K, as amended. This Amendment No. 2 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.

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
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Since the Company only became an accelerated filer on June 30, 2004 this evaluation started only during the fourth quarter of 2004. To facilitate the evaluation management retained a major international accounting firm to assist it, with regard to its Georgian subsidiaries and headquarters, in documenting, testing and revising its processes and controls. This process involved testing the controls for effectiveness in the fourth quarter of 2004 and continued into the first quarter of 2005. Because of the lack of time in combination with the lack of resources to engage personnel management focused on the key control areas of our significant processes. Management was unable, however, to complete its assessment of the effectiveness of internal controls as of December 31, 2004 as required by Section 404 requirements. As a result of the lack of accounting guidance as to methods and procedures to be followed under like circumstances, the deadline for such assessment having passed, we do not intend to complete our assessment of our internal controls as of December 31, 2004.
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
All of the above deficiencies were symptomatic of and contributed to the overall material weakness relating to the financial statement close process identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 except for the final deficiency which contributed to our evaluation of material weakness relating to sufficient controls being in place to ensure adequate review of the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures. We have been actively remedying the deficiencies described above, and have taken appropriate remediation actions. The remediation efforts to date have generally involved the improvement of the accounting and reporting processes and related controls and the appointment and training of dedicated controls personnel to remedy a number of the above deficiencies relating to the financial statement close process. Our remediation efforts represent a long-term commitment to continually evaluate and improve our financial statement closing process and our ability to properly apply generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, in an effort to reduce to a minimal level the risk that a material error in our financial statement could occur. As a result of the remediation and identification of alternative controls that occurred during the fourth fiscal quarter of 2004, we believe that we have eliminated six of the eight specific deficiencies which were symptomatic of our overall material weakness relating to the financial statement close process identified in the third fiscal quarter of 2004. Items (g) and (h) identified in the third fiscal quarter of 2004 are considered to be deficiencies that are symptomatic of and contributed to the overall material weakness relating to the financial statement close process as of December 31, 2004.
Management believes that through its planned remediation efforts, which will include the employment of additional personnel, development of standardized financial statement closing policies and procedures and the engagement of an independent accounting firm to review and advise on the application of generally accepted accounting principles relating to non-routine transactions, estimates and financial statement disclosures, it will correct the identified material weaknesses in our internal controls described above, however the Company acknowledges that more deficiencies and weaknesses may be identified resulting from our ongoing and full assessment of our internal controls as of December 31, 2005.

Changes in Internal Control over Financial Reporting
Other than the remediation and identification of alternative controls described above, during our fourth fiscal quarter, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Disclosure Controls and Procedures
As a result of recent publications and guidance from the Commission and our ongoing internal control assessment process for 2005, we now believe the identified material weaknesses discussed above mean that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were ineffective as of December 31, 2004. Accordingly, we now believe that the material weaknesses discussed above mean that as of December 31, 2004 we could not ensure that the information required to be disclosed by us in the reports we filed or submitted under the Exchange Act with the Commission (1) was recorded, processed, summarized and processed within the time period specified in the Commission’s rules and forms and (2) was accumulated and communicated to the management, including principal executives and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by the Certifications.
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
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CanArgo Energy Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on control criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CanArgo Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. Except as described below, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and understanding the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion. As part of management’s assessment process, a number of steps are required to be completed by management to form a reasonable basis, both in terms of scope and process, to provide management with adequate supporting documentation upon which to form its assessment of the effectiveness of internal control over financial reporting. Management’s process was not comprehensive in identifying and testing controls and risks. The lack of comprehensive identification and testing of internal control over financial reporting limited management’s ability to fully assess the effectiveness of internal controls. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have material effect on the financial statements.
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
In our opinion, except for the effect of matters management might have discovered had a more comprehensive identification and testing of controls been completed, management’s assessment that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on control criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CanArgo Energy Corporation has not maintained effective internal control over financial reporting as of December 31, 2004 based on control criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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

CanArgo Energy Corporation (Registrant)
	By:	/s/ Richard J. Battey
Date: February 16, 2006		Chief Financial Officer