Form 10-Q/A
period 2005-03-31
CANARGO ENERGY CORP
filed 2006-02-16
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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

CANARGO ENERGY CORPORATION
FORM 10-Q/A
TABLE OF CONTENTS

			Page
	PART 1.	FINANCIAL INFORMATION:
Item 4.	Controls and Procedures		3
	PART 2.	OTHER INFORMATION:
Item 6.	Exhibits
	(a) Exhibits		4
Signature			4

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
EXPLANATORY NOTE
This Amendment No. 2 on Form 10-Q/A is being filed solely to revise “Item 4. Controls and Procedures” of CanArgo’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2005 (the “Report”). The revisions are intended to respond to the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Report. This Amendment No. 2 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revisions do not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.

PART 1. FINANCIAL INFORMATION:
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We reported in our Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005 that we had identified material weaknesses in our internal control over financial reporting which are listed below.
As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures.
Based on this evaluation and based on the material weaknesses disclosed below our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of such date.
We have identified the following material weaknesses in internal control over financial reporting:
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
Management believes that through its planned remediation efforts, it will correct the identified material weaknesses in our internal controls over financial reporting that have been identified, however given that our assessment as of December 31, 2004 was incomplete the Company acknowledges that more deficiencies and weaknesses may be identified resulting from our ongoing and full assessment of our internal controls as of December 31, 2005.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this Report.
CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting. These Certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by the Certifications.
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

CANARGO ENERGY CORPORATION
February 16, 2006	By:	Date:/s/ Richard J. Battey
Richard J. Battey
Chief Financial Officer

4