Form 10-Q/A
period 2005-06-30
CANARGO ENERGY CORP
filed 2006-02-16
CIK 310316

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
EXPLANATORY NOTE
This Amendment No. 2 on Form 10-Q/A is being filed solely to revise “Item 4. Controls and Procedures” of CanArgo’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005 (the “Report”). The revisions are intended to respond to the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Report. This Amendment No. 2 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 2 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 2 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revisions do not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.

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
As of June 30, 2005 the material weaknesses identified above had not been remediated.
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
Changes in Internal Controls over Financial Reporting
As a result of the remediation efforts described above there have been the following changes in our internal control over financial reporting during the period covered by this Report:
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
PART 2. OTHER INFORATION:
ITEM 6. EXHIBITS
(a) Exhibits

†31	(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31	(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32		Section 1350 Certifications.

†	Filed herewith
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANARGO ENERGY CORPORATION

Date: February 16, 2006	By:	/s/Richard J. Battey

Richard J. Battey
Chief Financial Officer

4