Form 10-Q/A
period 2005-09-30
CANARGO ENERGY CORP
filed 2006-02-16
CIK 310316

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
Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding on November 1, 2005 was 222,573,283.

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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A is being filed solely to revise “Item 4. Controls and Procedures” of CanArgo’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005 (the “Report”). The revision is intended to respond to the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Company’s prior Quarterly Reports on Form 10-Q. This Amendment No. 1 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.

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
As of September 30, 2005 the material weaknesses identified above had not been remediated.
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
Changes in internal control over financial reporting
As a result of the remediation efforts described above there have been the following changes in our internal control over financial during the period covered by this Report:
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

CANARGO ENERGY CORPORATION
Date: February 16, 2006	By:	/s/ Richard J. Battey
Richard J. Battey
Chief Financial Officer

4