Form 10-Q
period 2006-03-31
CANARGO ENERGY CORP
filed 2006-05-12
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on May 1, 2006 was 224,108,606.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:
/d = per day
Bbl = barrels
BBtu = billion British thermal units
Bcf = billion cubic feet
Bcfe = billion cubic feet of natural gas equivalents
bopd = barrels of oil per day
MBbls = thousand barrels
Mcf = thousand cubic feet
Mcfe = thousand cubic feet of natural gas equivalents
MCM = thousand cubic metres
MBtu = million British thermal units
MMcf = million cubic feet
MMcfe = million cubic feet of natural gas equivalents
MW = megawatt
NGL = natural gas liquids
Etu = trillion British thermal units
     When we refer to natural gas and oil in “equivalents,” we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one Bbl of oil is equal to six Mcf of natural gas. Also, when we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

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

     PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$21,917,746	$18,540,558
Restricted cash	3,203,781	3,181,672
Accounts receivable	657,247	413,183
Crude oil inventory	834,683	886,250
Prepayments	3,811,312	4,375,855
Assets to be disposed	7,067	5,112
Assets held for sale	600,000	600,000
Other current assets	150,712	150,712

Total current assets	$31,182,548	$28,153,342

Capital assets, net (including unevaluated amounts of $54,661,482 and $50,644,999, respectively)	124,506,943	119,048,049
Prepaid financing fees	313,808	246,910

Total Assets	$156,003,299	$147,448,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$4,068,659	$5,270,916
Loans payable	—	964,142
Deposits	1,132,936	—
Accrued liabilities	6,036,166	6,356,623
Liabilities to be dispsosed	1,283,949	753,966

Total current liabilities	$12,521,710	$13,345,647

Long term debt	31,665,331	25,000,000
Other non current liabilities	1,144,791	1,001,041
Provision for future site restoration	259,325	253,000

Total Liabilities	$45,591,157	$39,599,688

Commitments and contingencies

Options with redemption feature	$1,497,070	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 300,000,000 shares; shares issued, issuable and outstanding - 224,108,606 at March 31, 2006 and 222,586,867 at December 31, 2005	22,410,859	22,258,685
Capital in excess of par value	209,164,861	202,892,303
Deferred compensation expense	—	(2,220,399)
Accumulated deficit	(122,660,648)	(117,201,506)

Total stockholders’ equity	$108,915,072	$105,729,083

Total Liabilities, Temporary Equity and Stockholders’ Equity	$156,003,299	$147,448,301

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited
	Three Months Ended
	March 31,	March 31,
	2006	2005
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$698,945	$608,270

	698,945	608,270

Operating Expenses:
Field operating expenses	410,159	297,493
Direct project costs	268,988	308,103
Selling, general and administrative	2,922,637	2,149,877
Depreciation, depletion and amortization	811,902	511,663

	4,413,686	3,267,136

Operating Loss from Continuing Operations	(3,714,741)	(2,658,866)

Other Income (Expense):
Interest, net	(885,562)	23,969
Foreign exchange gains (losses)	(887,895)	(96,023)
Other	(48,703)	(57,512)
Equity Loss from investments	—	(93,016)

Total Other Expense	(1,822,160)	(222,582)

Loss from Continuing Operations Before Taxes	(5,536,901)	(2,881,448)

Income taxes	—	—
Minority interest in loss of consolidated subsidiaries	—	—

Loss from Continuing Operations	(5,536,901)	(2,881,448)

Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	77,759	407,972

Net Loss and Comprehensive Loss	$(5,459,142)	$(2,473,476)

Weighted average number of common shares outstanding
- Basic	223,449,186	196,078,360

- Diluted	223,449,186	196,078,360

Basic and Diluted Net Loss Per Common Share
- from continuing operations	$(0.02)	$(0.01)
- from discontinued operations	$0.00	$0.00

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.01)

     The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
	2006	2005
	(Expressed in United States dollars)
Operating activities:
Loss from continuing operations	(5,536,901)	(2,881,448)
Adjustments to reconcile net loss from continuing operations to net cash generated (used) by operating activities:
Non-cash stock compensation expense	489,372	332,342
Non-cash interest expense and amortization of debt discount	408,665	102,639
Non-cash reduction in selling, general and administrative expenses	—	(75,000)
Depreciation, depletion and amortization	811,902	511,663
Equity loss (income) from investments	—	93,016
Allowance for doubtful accounts	69,408	19,743
Changes in assets and liabilities:
Restricted cash	(22,109)	(3,900,000)
Accounts receivable	(313,472)	109,314
Inventory	51,567	(131,876)
Prepayments	1,342,167	(222,773)
Other current assets	—	(6,050)
Accounts payable	(2,231,114)	(153,041)
Deferred revenue	1,132,936	(2,556,104)
Accrued liabilities	(320,457)	421,574

Net cash generated (used) by continuing operating activities	(4,118,036)	(8,336,001)

Investing activities:
Capital expenditures	(5,241,939)	(4,402,220)
Investments in oil and gas and other ventures	—	(436,650)
Change in non-cash working capital items	(662,466)	(957,878)

Net cash used in investing activities	(5,904,405)	(5,796,748)

Financing activities:
Proceeds from sale of common stock	—	1,593,119
Share issue costs	—	(130,877)
Proceeds from loans	13,000,000	—
Deferred loan costs	(206,158)	—

Net cash provided by financing activities	12,793,842	1,462,242

Discontinued activities:		—
Net cash generated by operating activities	605,787	407,972
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—

Net cash flows from assets and liabilities held for sale and to be disposed	605,787	407,972

Net increase (decrease) in cash and cash equivalents	3,377,188	(12,262,535)
Cash and cash equivalents, beginning of period	18,540,558	24,617,047

Cash and cash equivalents, end of period	$21,917,746	$12,354,512

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in note 19, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
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
2	Dismantlement, Restoration and Environmental Costs
     Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at March 31, 2006 the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $259,325.
3	Stock Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (”SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-invested awards not yet recognized was approximately $1,731,000 as of March 31, 2006 and the weighted average period over which this cost will be recognized is approximately 10 months.

4	Foreign Operations
     Our current and future operations and earnings depend upon the results of our operations primarily in the State of Georgia (“Georgia”) and to a lesser degree in the Republic of Kazakhstan (“Kazakhstan”). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.
5	Restricted Cash
     In the first quarter of 2005 we funded a certificate of deposit in the amount of $3,900,000 to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A. Under the terms of the letter of credit $1,100,000 was released and became unrestricted cash in July 2005. The remaining deposit is due to become unrestricted in August 2006.
In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under the drilling contract we entered into with Baker Hughes International.
6	Accounts Receivable
     Accounts receivable at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Trade receivables before allowance for doubtful debts	$1,202,038	$919,512
Allowance for doubtful debts	(1,081,476)	(910,047)
Insurance receivable	102,337	31,755
Fees due from underwriters	180,000	180,000
Other receivables	254,348	191,963

	$657,247	$413,183

     Bad debt expense for the three month periods ended March 31, 2006 and 2005 was $69,408 and $19,743 respectively.
     In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers in the second quarter of 2005 in respect of costs incurred to date. As of March 31, 2006 and December 31, 2005, $102,337 and $31,755 was recorded as a receivable, respectively.

7	Inventory
     Inventory of crude oil at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Crude oil	$834,683	$886,250

	$834,683	$886,250

8	Prepayments
     Prepayments consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling Contractors	$3,391,005	$4,053,471
Financing Fees	96,408	115,158
Other	323,899	207,226

	$3,811,312	$4,375,855

9	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at March 31, 2006:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$85,942,568	$(26,727,987)	$59,214,581
Unproved properties	54,661,482	—	54,661,482

	140,604,050	(26,727,987)	113,876,063

Property and Equipment
Oil and gas related equipment	15,189,369	(5,259,208)	9,930,111
Office furniture, fixtures and equipment and other	1,163,543	(462,774)	700,769

	16,352,862	(5,721,982)	10,630,880

	$156,956,912	$(32,449,969)	$124,506,943

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2005:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$83,451,848	$(26,033,501)	$57,418,347
Unproved properties	50,644,999	—	50,644,999

	134,096,847	(26,033,501)	108,063,346

Property and Equipment
Oil and gas related equipment	15,453,405	(5,146,040)	10,307,365
Office furniture, fixtures and equipment and other	1,135,601	(458,263)	677,338

	16,589,006	(5,604,303)	10,984,703

	$150,685,853	$(31,637,804)	$119,048,049

     Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
     Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Norio Fields.
10	Prepaid financing fees
     Prepaid financing fees at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Commission and Professional fees	$313,808	$246,910

	$313,808	$246,910

     Prepaid financing fees as at March 31, 2006 and December 31, 2005 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes due July 25, 2009 and a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 with a group of investors, discussed in Note 11 and which are to be amortized as interest over the term of the loan.

11	Loans Payable and Long Term Debt
     Loans payable at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Short term loans payable:
Loan with detachable warrants	$—	$1,050,000
Unamortized debt discount	—	(85,858)

Loans payable	$—	$964,142

Long term debt:
Senior Convertible Secured Loan Notes	$25,000,000	$25,000,000
Senior Subordinated Convertible Secured Loan Notes	$13,000,000	$—
Unamortized debt discount	(6,334,669)	—

Long term debt	$31,665,331	$25,000,000

     In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes during 2004, we entered into a number of loan agreements of which those outstanding during the first quarter 2006 are described below.
Long Term Loan with Detachable Warrants: This loan from Salahi Ozturk was advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 (“Amended Agreement”). On February 14, 2006 the loan converted into 1,521,739 shares of our common stock.
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
     The unpaid principal balance under the Senior Secured Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31,2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum) and the effective interest rate (12.3% per annum) which totalled $439,156 as of March 31, 2006 has been accrued as a non-current liability.
     The Company is amortising the professional fees incurred in relation to the Senior Secured Notes over the term of the Senior Secured Notes.

     The Senior Secured Notes are convertible any time, in whole or in part, at the option of the Note holder, into shares of CanArgo common stock (“the Conversion Stock”) which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities) at a price per share of less than US$0.90 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price.
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
     The Senior Secured Notes are subject to mandatory prepayment due to a change in control of the Company, as defined by the Note Purchase Agreement. Under the terms of a Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to the Conversion Stock. The Conversion Stock was registered on a Registration Statement on Form S-1 which was declared effective by the SEC on January 30, 2006.
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
     The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.
Senior Subordinated Convertible Loan Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment as defined below, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, will be used to fund the development of the Kyzyloi Gas Field in the Republic of Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Investments Limited (“TPI”), the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     We entered into a Note and Warrant Purchase Agreement dated as of March 3, 2006 (“Note Purchase Agreement”) with a limited group of private investors (the “Purchasers”) all of whom qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued the Notes, one of which was issued to Ingalls & Snyder LLC as nominee for certain Purchasers, and the Warrants, one of which was also issued to Ingalls & Snyder LLC as nominee for certain Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers for whom Ingalls & Snyder LLC acts as nominee is deemed a beneficial holder of the Note and Warrant issued in Ingalls & Snyder LLC’s name and such Purchasers may each be assigned their own Note and Warrant as provided in the Note Purchase Agreement.

     The terms of the Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semiannually on June 30 and December 30 in cash at the rate of 3% per annum until December 31, 2006 and 10% per annum thereafter and (b) at the rate of 3% per annum above the applicable rate on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after March 1, 2007, all or any part of the Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after March 1, 2007; 104% after September 1, 2007; 103% after March 1, 2008; 102% after September 1, 2008; 101% after March 1, 2009, and 100% after September 1, 2009, together with all accrued and unpaid interest.
Mandatory Prepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the Notes, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the Notes shall be in an amount equal to 101% of the outstanding principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to March 3, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Notes (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
Conversion. The Notes are convertible, in whole or in part, (A) into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of US$1.37 (the “CanArgo Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the Company’s Senior Secured Notes due July 25, 2009) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price and (B) for a period of one year from closing (or until 30 days after receipt of the consent of the Senior Secured Note holders is obtained if such conversion is prevented under the terms of the Senior Secured Notes) into shares of common stock of TPI, with a nominal value of £0.10 per share (“Tethys Conversion Stock” and together with the CanArgo Conversion Stock, collectively, the “Conversion Stock”) at a conversion price per share based on a formula determined by dividing the sum of $52 million plus the amount of any unreimbursed amounts advanced by the Company to TPI by 100,000 (“Tethys Conversion Price” and together with the CanArgo Conversion Price, collectively, the “Conversion Price”) in the Note holders’ Relevant Percentages (as defined in the Note Purchase Agreement). The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to all shares of the Company’s common stock issuable upon conversion of the Subordinated Note and all shares of the Company’s common stock issuable upon exercise of the Warrants. The Company has not provided the Purchasers with any registration rights in relation to the Tethys Conversion Stock. Under the Registration Rights Agreement the Company has agreed to use all commercially reasonable efforts to file a Registration Statement on Form S-3 or Form S-1 in respect of the CanArgo Conversion Stock by December 31, 2006.
Security. Payment of all amounts due and payable under the Note Purchase Agreement, the Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the Note Purchase Agreement) it shall cause such Subsidiary to execute a Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Note Purchase Agreement.
Subordination. Payments on the Notes and under the Subordinated Subsidiary Guaranty are subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the Notes agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the Notes or otherwise realize under the Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of any of the foregoing.
Covenants. Under the terms of the Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 50% of the outstanding principal amount of the Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchasers (not in excess of US$75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Note Purchase Agreement (other than certain permitted indebtedness); canceling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Note Purchase Agreement); adopting any anti-take-over defenses except as permitted by the Note Purchase Agreement, and restricting distributions of TPI cash flow to CanArgo except for certain reimbursements of payments made by CanArgo on TPI’s behalf, or in respect of management fees and overhead not to exceed $100,000 per month. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 business days, any interest, payable under the Note or any Loan Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of $2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Note holders (other than for an increase in the number of authorized shares of the Company’s common stock from 300 million to 375 million shares); or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Note Purchase Agreement).
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
Warrants. The Warrants expire on March 3, 2008 or such sooner date at the election of the Company and upon at least 30 days prior written notice in the event that the Manavi M12 well indicates, by an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day, and are exercisable at an exercise price of $1.37 per share (“Exercise Price”), subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the Warrants will receive upon exercise the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had exercised the Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the conversion of the Senior Secured Notes) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Warrant Shares issuable upon exercise cause Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
Miscellaneous. The execution of the Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes pursuant to a Waiver, Consent and Amendment dated as of March 3, 2006 (“Waiver, Consent and Amendment Agreement”). Under the terms of the Waiver, Consent and Amendment Agreement, the holders of the Senior Secured Notes further consented to certain amendments to the Note Purchase Agreement dated July 25, 2005 among the Company and Ingalls & Snyder Value Partners, L.P together with the other purchasers listed therein to provide for the amendment or termination of the Company’s or any of the Subsidiaries’ interests in the Production Sharing Contract dated May 2001 among the State Agency of Georgia, Georgian Oil and National Petroleum Limited (the “Samgori PSC”), a Basic Document as defined in the Senior Note Purchase Agreement, including without limitation, a waiver of the negative covenants set forth in Section 11.10 of the Senior Note Purchase Agreement and an increase in the authorized capital stock of the Company to 380 million shares of which 375 million shares shall constitute common stock and 5 million shares shall constitute preferred stock. The Note Purchase Agreement, the Note, the Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.
     The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.

     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has recorded a discount to the Subordinated Note in the amount of approximately $6,483,000 based on the relative fair value of the beneficial conversion feature and warrants of $2,245,000 and $4,238,000, respectively.
     We used the following assumptions to determine the fair value of the Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$1.16
Risk free rate of interest	4.72%
Expected life of warrant — months	24
Dividend rate	—
Historical volatility	68.6%
     The discounts are being amortized to interest expense over the life of the Subordinated Notes using an effective interest rate of 18.1%. As of March 31, 2006 we had amortized approximately $148,000 of the debt discount as interest expense.
12	Deposits
     Other liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Prepaid sales and oil sales security deposits	$1,132,936	$—

	$1,132,936	$—

13	Accrued Liabilities
     Accrued liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling contractors	$4,936,589	$4,984,261
Professional fees	120,000	1,005,000
Other	979,577	367,362

	$6,036,166	$6,356,623

     Included in the amounts due to drilling contractors at March 31, 2006 are amounts invoiced by Weatherford totalling $4,931,332. We have formally notified Weatherford that we dispute the validity of certain billings to the Company for work Weatherford performed in the first and second quarter of 2005. We have recorded all amounts billed by Weatherford as of March 31, 2006 pending the outcome of the dispute resolution which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract.
14	Minority Interest
     Through our acquisition of 100% of Tethys Petroleum Investments Limited on June 9, 2005 we acquired a 70% ownership interest in the Kazakhstan based limited liability partnership, BN Munai LLP (“BN Munai”). BN Munai has only suffered losses from inception and currently the Company is the only partner funding the current operating losses, therefore, no minority interest is recorded at March 31, 2006 for the 30% ownership not under our control. The Company does not expect the minority partners in BN Munai to contribute funds to the partnership.
15	Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity
Total, December 31, 2005	222,586,867	$22,258,685	$202,892,303	$(2,220,399)	$(117,201,506)	$105,729,083

Shares Issued pursuant to amended loan agreement dated August 27, 2004. (Salahi Ozturk)	1,521,739	152,174	897,826	—	—	1,050,000

Adoption of FAS 123R stock based compensation on effective date	—	—	(2,220,399)	2,220,399	—	—

Discount recorded for beneficial conversion future and issue of warrants to purchase 13 million shares pursuant to a convertible loan agreement	—	—	6,483,299	—	—	6,483,299

Stock based compensation under SFAS 123R	—	—	489,372	—	—	489,372

Options with redemption feature	—	—	622,460	—	—	622,460

Net Loss	—	—	—	—	(5,459,142)	(5,459,142)

Total, March 31, 2006	224,108,606	$22,410,859	$209,164,861	$0	$(122,660,648)	$108,915,672

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
     Basic and diluted net loss per common share for the three month periods ended March 31, 2006 and March 31, 2005 were based on the weighted average number of common shares outstanding during those periods. Convertible debt, options and warrants to purchase CanArgo’s Common Stock were outstanding during the three months ended March 31, 2006 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 64,628,260 for the three months ended March 31, 2006 and 11,261,000 for the three months ended March 31, 2005.

17	Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At March 31, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next five months is $350,000.
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

     NOC’s obligations are subject to customary Force Majeure provisions, title and risk of loss pass to buyer at the delivery point, NOC agrees to assist the buyer to sell the oil locally or export oil in accordance with applicable law and the new Agreement is governed by English law.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on March 31, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000. We believe that we have meritorious defense to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defense to this claim and intend to defend it vigorously.
     Under the Ninotsminda PSC, Ninotsminda Oil Company Ltd is required to relinquish at least half of the area then covered by the production sharing contract, but not in portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25% whereby the Contractor select the relinquishment portions.
     The Norio (Block XI C ) and North Kumisi Production Sharing Agreement (“Norio PSA”) in which CanArgo Norio Limited currently owns a 100% interest, may be reduced to 85% should the state oil company, Georgian Oil, exercise an option available to it under the PSA for a limited period following the submission of a field development plan. As a contractor party, Georgian Oil would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 285,777 acres (1,179 km 2).
     Our 2004 Long-Term Stock Incentive Plan (“2004 Plan”) allows for up to 10,000,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company ) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. As of March 31, 2006, options to acquire an aggregate of 7,836,000 shares of common stock had been granted under this Plan and were outstanding, 4,044,000 of which are currently vested.

     Lease Commitments — We lease office space under non-cancelable operating lease agreements.
18	Options with Redemption Feature
     Our 2004 Plan allows for up to 10,000,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Corporation specifying the number of shares to be purchased. However, in the event of Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Corporation) may elect to surrender all or part of the stock option to the Corporation and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised.
     Under SEC Accounting Series Release 268 — Presentation in Financial Statements of “Redeemable Preferred Stocks”, the Company has calculated and classified the intrinsic value of $1,497,070 as at March 31, 2006 and $2,119,530 as at December 31, 2005 to Temporary Equity, the vested portion of issued share options from our 1995 Long-Term Incentive Plan in accordance with the related guidance.
19	Discontinued Operations
     Samgori PSC
     On February 17, 2006 we issued a press release announcing that our subsidiary, CanArgo Samgori Limited (“CSL”), was not proceeding with further investment in Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006. The decision by CSL not to proceed with further investment under the current farm-in arrangements was due to the inability of CSL’s partner in the project, Georgian Oil Samgori Limited (“GOSL”), to provide its share of funding to further the development of the Field. We consider that there would have been insufficient time to meet the commitments under the Agreement with National Petroleum Limited (“NPL”) the previous licence holders and we were not prepared to fund the project, which is not without risk, on a 100% basis without different commercial terms and an extension to the commitment period. It was not possible to negotiate a satisfactory position on either matter. CSL has been informed that NPL has now exercised its right to take back 100% of the Contractor Share in the Samgori PSC from GOSL and, accordingly, effective February 16, 2006 we have withdrawn from the Samgori PSC.
     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	March 31,	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$266,974	$725,407

Income Before Income Taxes and Minority Interest	77,759	407,972
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income from Discontinued Operation	$77,759	$407,972

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Assets to be disposed:
Accounts receivable (net)	$1,725	$1,414
Other current assets	5,342	3,698

	$7,067	$5,112

Liabilities to be disposed:
Accounts payable	$359,806	$483,438
Deposits	647,393	528
Provision for future site restoration	276,750	270,000

	$1,283,949	$753,966

     The Company is reviewing whether NPL’s actions have released it from AROs obligations.
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
     The generator has been classified as “Assets held for sale” for all periods presented. The generator reflects what the Company believe to be its fair value less cost to sell. Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	$600,000	$600,000

	$600,000	$600,000

20	Segment and Geographical Data
     For the three month periods ended March 31, 2005, Georgia represented the only geographical segment.
     The segment and geographical data below is presented for the three month periods ended March 31, 2006.

     Operating revenues from continuing operations for the three month period ended March 31, 2006 by geographical area were as follows:

March 31,
2006
(Unaudited)
Oil and Gas Exploration, Development And Production

Georgia	$698,945

Republic of Kazakhstan	—

Total	698,945

     Operating income (loss) income from continuing operations for the three month period ended March 31, 2006 by geographical area was as follows:

March 31,
2006
(Unaudited)
Oil and Gas Exploration, Development And Production

Georgia	$(417,985)

Republic of Kazakhstan	(624,697)

Corporate and Other Expenses	(2,672,059)

Total Operating Loss	$(3,714,741)

     Net (loss) income before minority interest from continuing operations for the three month period ended March 31, 2006 by geographical area was as follows:

March 31,
2006
(Unaudited)
Oil and Gas Exploration, Development And Production

Georgia	$(417,985)

Republic of Kazakhstan	(624,697)

Corporate and Other Expenses	(4,494,219)

Net (Loss) Income Before Minority Interest	$(5,536,901)

     Identifiable assets of continuing and discontinued operations as of March 31, 2006 and December 31, 2005 by business segment and geographical area were as follows:

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Corporate
Georgia	$734,040	$785,607
Republic of Kazakhstan	—	—
Western Europe (principally cash)	30,896,322	27,730,478

Total Corporate	31,630,362	28,516,085

Oil and Gas Exploration, Development and Production
Georgia	111,755,459	106,905,404
Republic of Kazakhstan	12,010,411	11,426,813

Assets to be disposed
Georgia	7,067	—

Assets Held for Sale
Western Europe	600,000	600,000

Total Identifiable Assets	$156,003,299	$147,448,301

21	Subsequent Events
Following the 2006 Annual Meeting of Stockholders of the Company on May 9, 2006, the stockholders approved an amendment of the Company’s Certificate of Incorporation to increase the total number of the Company’s authorized shares of common stock from 300 million to 375 million shares and an amendment of the Company’s 2004 Long Term Stock Incentive Plan to increase the number of shares authorized for issuance pursuant to the Plan by 7,500,000 shares of common stock.

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
     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2005 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.
Overview
     During the first quarter 2006, we continued to progress our exploration, appraisal and development plans in both of our areas of operation, Georgia and Kazakhstan.
Georgia
     On February 28, 2006 we announced that the N97H horizontal sidetrack well on our Ninotsminda Field had reached total depth (“TD”). This sidetrack was more complicated than the previous horizontal wells drilled on the field as it is located on the northern flank of the field from where it was necessary to first sidetrack the well from a much shallower level towards the southeast over the crest of the field before the horizontal section could be drilled through the reservoir in a westerly direction along the crest of the structure. The well was drilled by us using our own rig and equipment while utilising directional equipment and services provided by Baker Hughes. Despite the more difficult drilling trajectory, a total horizontal section of 1,725 feet (534 meter) was drilled through the Middle Eocene reservoir making it the longest horizontal section drilled on the field to date. A 1,490 feet (454 meter) 5 inch (127 mm) slotted production liner was run and the well tested. On April 3, following three weeks of testing, we announced that the N97H well had tested a total fluid flow rate of up to 1,145 barrels per day with a maximum oil flow rate achieved of 385 bopd. At the same time, a pressure increase was observed in the N4H well which is located to the west of N97H. In addition to the pressure increase in N4, oil production increased from 40 bopd to over 200 bopd. The current view is that the toe of the N97H well has penetrated a water zone or fracture set common to both the N97H and N4H wells with the zone being more productive in the N97H well. The current plan is to inject a water shutoff chemical using coiled tubing into the last approximately 500 feet (152 metres) of the well furthest from the original vertical well in an attempt to isolate the water producing fractures. It is expected that this operation will be carried out by the end of May 2006. Should this prove successful, there are a number of other candidate wells, both horizontal and vertical, which are producing with a high water cut which might benefit from being treated with a similar process. Whilst this process is new to Georgia, it is used extensively in the international oil and gas industry.
     In the meantime, the N100H2 well on the Ninotsminda Field which was completed in October 2005 and tested at a rate of up to 13.07 million cubic feet (370,000 cubic meters) of gas per day plus 301 barrels of condensate per day is currently choked back as we await completion of repairs by the state oil company, Georgian Oil, to the 22.4 mile (36 Km) pipeline which it is planned will deliver the gas from Ninotsminda to the local State-run thermal electricity generating station at Gardabani. Terms have been agreed with the government for a gas supply agreement but as the plant works on a seasonal basis, first gas delivery is not now expected before September 2006.
     A drilling rig equipped with a top drive and with the ability to use oil-based mud, supplied by the Italian drilling contractor Saipem, took over drilling operations on the Manavi M12 appraisal well in February. The well is located approximately 2.5 miles (4 Km) to the west of the M11 oil discovery well which flowed oil from the Cretaceous reservoir interval in what is mapped as a large prospect and which could be a substantial new oilfield. CanArgo Rig #2 was used to spud the well and drill the 26” surface hole section to a depth of 1,302 feet (397 metres) whilst Saipem completed operations on the Norio MK72 exploration well. On May 2, 2006 we announced that the 13 3/8” casing has been successfully run at 6,272 feet (1,912 metres) in the Middle Sarmatian. The next section of the hole will be drilled using oil-based mud and other techniques which should achieve faster drilling. The well is targeting the Cretaceous reservoir at a prognosed depth of 14,272 feet (4,350 metres) with a planned TD of 15,092 feet (4,600 metres), and it is anticipated that the well will reach TD in mid-summer, after which testing is planned.
     In early April 2006, we announced that we had taken the decision to delay further testing of the Manavi M11Z well. It had been planned to mobilise a Schlumberger coiled-tubing unit to Georgia for the test, but lack of certainty on the availability of equipment, and the higher cost of mobilisation for a single job has lead us to postpone this test until the completion of the Manavi M12 well, at which point the equipment could be mobilised for both jobs if it was found that acid stimulation should be necessary in M12. Given the small hole size and other mechanical complications in the M11Z well, we decided that we should focus on getting a good test on the M12 well, which should have a significantly larger hole size in the reservoir, rather than a sub-optimal test on M11Z. It is still planned to test the M11Z well, following completion of M12.
     In late December 2005 the MK72 exploration well reached a depth of 16,076 feet (4,900 meters) in the Middle Eocene reservoir when the small diameter hole collapsed around the bit and drilling had to be abandoned. The well was targeting a potentially large structure at the Middle Eocene level and had just penetrated the reservoir which exhibited very good oil and gas shows when the difficulties arose. In addition good mud losses were encountered upon entering the Middle Eocene indicating permeability. Gas levels of up to 21% were recorded at surface, as well as light oil in the mud and hydrocarbon fluorescence in the cuttings samples. Although it may have been possible to mill down the BHA and to sidetrack the hole, the small hole diameter and unstable hole conditions meant that there was a high risk that such an operation would not be successful and could take an indeterminate time. As such it was decided to plug back the lower part of the hole and to concentrate on testing the shallower oil-bearing Oligocene sands which were the secondary target for the well. As such, even though the Middle Eocene has not been fully evaluated, the MK72 well has encountered a permeable Middle Eocene reservoir on prognosis, and with hydrocarbons thus achieving many of the objectives of this wildcat exploration well.
     A comprehensive testing program on the oil bearing Oligocene sandstones encountered in the Norio MK72 well commenced in mid-March 2006 and is still continuing. A total of 322 feet (98 metres) of net sands were perforated over the interval 12,096 feet (3,687 metres) to 13,622 feet (4,152 metres) in several runs using high penetration through-tubing conveyed perforating guns supplied and operated by the US oil service company, Caspian Wireline. Although the well is showing signs of clean-up, with continual limited flow being obtained on a very small choke and with light 48.6ºAPI oil and gas flowing intermittently to surface, further clean up is required. This is being attempted by means of shutting the well in to obtain a maximum well head pressure build up (typically in the region of 4,040 psi (275 ATM)) and then opening the well on full choke so as to bleed down the pressure as quickly as possible thereby creating a maximum drawdown on the formation and so perform an “aggressive” clean-up. It is hoped that this will clean out the heavy mud which we believe was lost to the formation whilst drilling. It is likely that the thinner, somewhat tighter sands are currently producing the flow, whilst the thicker, apparently better quality sands (which appear more invaded on the logs) remain blocked. It may be necessary to apply this technique a number of times over the coming weeks to achieve better communication with the reservoir. Other options to increase production from the thicker sand zones are also being considered.
     On March 3, we announced that our 100% owned subsidiary, CanArgo (Nazvrevi) Ltd (“CNL”), had signed a Memorandum of Understanding (“MOU”) which includes the terms of a take-or-pay natural gas supply contract with the Ministry of Energy of Georgia relating to gas sales from the Kumisi gas prospect (“Kumisi”) within our Nazvrevi Production Sharing Contract area in the event that gas is found. This MOU contains the terms of a take-

or-pay gas supply contract with the Georgian State, secured against appropriate bank guarantees, in which CNL will supply gas from Kumisi based on a pricing formula under which gas is initially supplied at a contract price of US$ 1.56 per Mcf (US$ 55 per MCM), increasing to US$ 2.28 per Mcf (US$ 80 per MCM) by the tenth contract year, after which escalation will be based on European Union heavy fuel oil price changes. The gas supply contract would be for the entire field life, however, after the tenth year, CNL has the option of selling gas to third parties if the price obtained is 10% above the price defined in the MOU at that time. This MOU provides the commercial basis for us to move forward with the appraisal of Kumisi which is a potentially large structure at Cretaceous level up-dip of the West Rustavi WR16 well which flowed gas from the Cretaceous sequence at a depth of 12,792 feet (3,900 metres). Based on this, which is subject to final regulatory approval, and subject to operational considerations, we plan to spud a well on Kumisi later this year.
     On February 17, 2006 we issued a press release announcing that our subsidiary, CanArgo Samgori Limited (“CSL”), was not proceeding with further investment in Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006. The decision by CSL not to proceed with further investment under the current farm-in arrangements was due to the inability of CSL’s partner in the project, Georgian Oil Samgori Limited (“GOSL”), to provide its share of funding to further the development of the Field. We consider that there would have been insufficient time to meet the commitments under the Agreement with National Petroleum Limited (“NPL”) the previous licence holders and we were not prepared to fund the project, which is not without risk, on a 100% basis without different commercial terms and an extension to the commitment period. It was not possible to negotiate a satisfactory position on either matter. CSL has been informed that NPL has now exercised its right to take back 100% of the Contractor Share in the Samgori PSC from GOSL and, accordingly, effective February 16, 2006 we have withdrawn from the Samgori PSC.
Kazakhstan
     Work is proceeding on the Kyzyloi Gas Field development program. Our Kazakh subsidiary BN Munai LLP (“BN Munai”) is involved in an extensive workover and testing program of wells on the field. The initial development will involve production from six already tested gas wells which have flowed at a cumulative rate of almost 25 MMcf (700 MCM) of gas per day, with the recent exploration discoveries then being tied-in to the development. The initial development will consist of a 32 mile (51 km) export pipeline from the Kyzyloi gathering station to the main Bukhara-Urals gas trunkline, where a compressor station will be constructed, with a tie-in point agreed with the trunkline’s owners, the State company Intergas Central Asia. A topographic survey has been carried out along the pipeline route, and the Land Allotment was agreed in late April with the regional administration in Aktobe. Contracts for the engineering project have now been awarded and, subject to finalising delivery dates for the compressors (for which there is currently very high demand), first gas is expected in autumn of this year with an initial planned rate of approximately 20 - 22 MMcf (566 - 625 MCM) of gas per day.
     Production from the Kyzyloi Field will be delivered under a natural gas supply contract concluded between BNM and Gaz Impex (one of the leading gas marketing companies in Kazakhstan) in January 2006. The contract, which has a term until June 2014, is based on a take-or-pay principle and covers all gas produced from the Kyzyloi Field Production Contract area. The delivery point under the contract will be the planned tie in point to the Bukhara-Urals gas trunkline. The price of gas at the delivery point averages $1.13 per Mcf ($32 per MCM) over the life of the contract, with Gaz Impex providing bank guarantees against payment.
     On May 2, 2006 we announced that the initial phase of the shallow exploration program on the Akkulka area surrounding Kyzyloi is now almost complete with the AKK01 well having reached TD. Wireline logs indicate the presence of gas bearing sands, and casing has now been run. The AKK01 will be tested as part of an integrated testing program with the AKK02 and AKK03 wells (which also show gas bearing zones on wireline logs) when appropriate testing equipment is available in the area, with BNM’s resources currently being focussed on the Kyzyloi development program. The other two exploration wells have already been tested, with AKK04, which flowed gas at a rate in excess of 8.83 MMcf (250,000 MCM) per day discovering a new gas field, now named East Akkulka, and exploration well AKK05, which tested gas at a rate of 8.2 MMcf (232 MCM) discovering an extension to the Kyzyloi Field, now named North East Kyzyloi. It is planned that these wells will be tied into the Kyzyloi Gas Field development in due course.

     Our wholly owned subsidiary company Tethys Petroleum Investments Limited (“TPI”) has ongoing exploration and development plans for the Akkulka and Greater Akkulka areas, including further shallow gas exploration, tie-in of new discoveries and exploration for potential in the deeper Jurassic and Triassic prospects identified on recent seismic re-interpretation. Regional geological studies suggest that these deeper prospects could have potential for gas condensate or oil deposits. Given this forward program, we are looking at alternative ways to finance the activities of TPI which will be least dilutive for CanArgo’s shareholders and which will provide the necessary capital for growth. One such alternative which is being considered is to bring in additional capital to TPI by listing TPI as a separate public company in which we would hold a significant stake.
Liquidity and Capital Resources
     As of March 31, 2006 we had working capital of $18,661,000, of which approximately $3.2 million was restricted cash, compared to working capital of $14,808,000 as of December 31, 2005 of which approximately $3.2 million was restricted cash.
     On July 25, 2005, we announced that we had closed the private placement of a $25,000,000 issue of Senior Secured Notes due July 25, 2009 with a group of investors arranged through Ingalls & Snyder LLC of New York City.
     The proceeds of this financing, after the payment of all professional and placing expenses and fees estimated at $550,000, have been used to redeem short term debt and accrued interest in the amount of approximately $7,400,000 under the Promissory Note with Cornell Capital, to fund the appraisal of a new gas project in Georgia, to fund the development of the Kyzyloi Gas Field in Kazakhstan and adjacent exploration areas, and for additional working capital for our development, appraisal and exploration activities in Georgia. In addition, we terminated the SEDA which we had with Cornell Capital with effect as of August 24, 2005.
     In connection with the placement of the Senior Secured Notes we entered into a Note Purchase Agreement with a group of private investors (the “Purchasers”), all of whom represented that they qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued a note due July 25, 2009 in the aggregate principal amount of $25,000,000 to Ingalls & Snyder LLC, as nominee for the Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers is deemed a beneficial holder of the Senior Secured Note and such Purchasers may each be assigned their own Senior Secured Note as provided in the Note Purchase Agreement and, accordingly, all such Notes are referred to herein collectively as the “Note” and any such Purchaser or its assignee is referred to herein as a holder of the Note.
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
Conversion. The Senior Secured Note is convertible, at the option of holders, into shares of CanArgo common stock (“Conversion Stock”) at a conversion price per share of $0.90 (the “Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities) at a price per share of less than $0.90 per share net of all fees, costs and expenses in which case the Conversion Price will be reset to such lower price and (b) in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Senior Secured Note will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Senior Secured Note immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
     In connection with the execution and delivery of the Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act.
Security. Payment of all amounts due and payable under the Senior Secured Note Purchase Agreement, the Senior Secured Note and all related agreements (collectively, the “Loan Documents”) is secured by a security interest in all of CanArgo’s assets, including its principal Guernsey bank account, as well as, guarantees from each other CanArgo Group Member and pledges of all of the outstanding capital stock of Ninotsminda Oil Company Limited, a limited liability company incorporated under the laws of the Republic of Cyprus; CanArgo Limited, a company incorporated under the laws of the Bailiwick of Guernsey; and Tethys Petroleum Investments Limited, a company incorporated under the laws of the Bailiwick of Guernsey, each of which is an indirect subsidiary of CanArgo. If CanArgo forms or acquires a Material Subsidiary (as defined in the Note Purchase Agreement) it shall cause such Subsidiary to execute a Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Note Purchase Agreement.
Covenants. Under the terms of the Senior Secured Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 51% of the outstanding principal amount of the Note (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; providing additional security; payment of counsel fees for the Purchasers (not in excess of $100,000) and a placement fee of $250,000; and termination of the SEDA, and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior or pari passu indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Note Purchase Agreement (other than certain permitted indebtedness); canceling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Note Purchase Agreement); and adopting any anti-take-over defenses except as permitted by the Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.

Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 days, any interest, payable under the Senior Secured Note or any Security Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of $2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Noteholders; or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Senior Secured Note Purchase Agreement).
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
Miscellaneous. The Senior Secured Note Purchase Agreement, the Note, the Security Agreement, the Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial. The Pledge Agreements and the Security Interest Agreement relating to CanArgo’s bank account are governed by the laws of the Bailiwick of Guernsey and the Republic of Cyprus, as provided therein. The Company incurred fees and commissions in connection with the placement of the Senior Secured Notes in the aggregate amount of $385,000.
     On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at US$150,000, will be used exclusively to fund the development of the Kyzyloi Gas Field in the Republic of Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Investments Limited (“TPI”), the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     We entered into a Note and Warrant Purchase Agreement dated as of March 3, 2006 (“Note Purchase Agreement”) with a limited group of private investors (the “Purchasers”) all of whom qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued the Subordinated Notes, one of which was issued to Ingalls & Snyder LLC as nominee for certain Purchasers, and the Warrants, one of which was also issued to Ingalls & Snyder LLC as nominee for certain Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers for whom Ingalls & Snyder LLC acts as nominee is deemed a beneficial holder of the Subordinated Note and Warrant issued in Ingalls & Snyder LLC’s name and such Purchasers may each be assigned their own Note and Warrant as provided in the Note Purchase Agreement.
     The terms of the Note Purchase Agreement and related agreements include the following:

Interest. The unpaid principal balance under the Subordinated Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semiannually on June 30 and December 30 in cash at the rate of 3% per annum until December 31, 2006 and 10% per annum thereafter and (b) at the rate of 3% per annum above the applicable rate on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after March 1, 2007, all or any part of the Subordinated Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after March 1, 2007; 104% after September 1, 2007; 103% after March 1, 2008; 102% after September 1, 2008; 101% after March 1, 2009, and 100% after September 1, 2009, together with all accrued and unpaid interest.
Mandatory Prepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the Subordinated Notes, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the Subordinated Notes shall be in an amount equal to 101% of the outstanding principal amount of such Subordinated Notes, together with interest on such Subordinated Notes accrued to the date of prepayment. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to March 3, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Notes (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
Conversion. The Subordinated Notes are convertible, in whole or in part, (A) into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of $1.37 (the “CanArgo Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the Company’s Senior Secured Notes due July 25, 2009) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price and (B) for a period of one year from closing (or until 30 days after receipt of the consent of the Senior Secured Note holders is obtained if such conversion is prevented under the terms of the Senior Secured Notes) into shares of common stock of TPI, with a nominal value of £0.10 per share (“Tethys Conversion Stock” and together with the CanArgo Conversion Stock, collectively, the “Conversion Stock”) at a conversion price per share based on a formula determined by dividing the sum of $52 million plus the amount of any unreimbursed amounts advanced by the Company to TPI by 100,000 (“Tethys Conversion Price” and together with the CanArgo Conversion Price, collectively, the “Conversion Price”) in the Note holders’ Relevant Percentages (as defined in the Note Purchase Agreement). The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Subordinated Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.

     In connection with the execution and delivery of the Note and Warrant Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act.
Security. Payment of all amounts due and payable under the Note Purchase Agreement, the Subordinated Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the Note Purchase Agreement) it shall cause such Subsidiary to execute a Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Note Purchase Agreement.
Subordination. Payments on the Subordinated Notes and under the Subordinated Subsidiary Guaranty are subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the Notes agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the Notes or otherwise realize under the Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of any of the foregoing.
Covenants. Under the terms of the Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 50% of the outstanding principal amount of the Subordinated Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchasers (not in excess of $75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Note Purchase Agreement (other than certain permitted indebtedness); canceling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Note Purchase Agreement); adopting any anti-take-over defenses except as permitted by the Note Purchase Agreement, and restricting distributions of TPI cash flow to CanArgo except for certain reimbursements of payments made by CanArgo on TPI’s behalf, or in respect of management fees and overhead not to exceed $100,000 per month. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 business days, any interest, payable under the Subordinated Note or any Loan Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of US$2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Note holders (other than for an increase in the number of authorized shares of the Company’s common stock from 300 million to 375 million shares); or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Note Purchase Agreement).

     Other than for certain Events of Default that will result in an automatic acceleration without notice, such as bankruptcy, if an Event of Default occurs and is continuing, the Required Holders may at any time at its or their option, by notice to CanArgo, declare all outstanding Subordinated Notes to be immediately due and payable and holders of the Note may proceed to enforce their rights under the Loan Documents at law or in equity. CanArgo is responsible for the payment of all costs of collection, including all reasonable legal fees actually incurred in connection therewith.
Warrants. The Warrants expire on March 3, 2008 or such sooner date at the election of the Company and upon at least 30 days prior written notice in the event that the Manavi M12 well indicates, by of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day, and are exercisable at an exercise price of $1.37 per share (“Exercise Price”), subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the Warrants will receive upon exercise the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had exercised the Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the conversion of the Senior Secured Notes) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Warrant Shares issuable upon exercise cause Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
Miscellaneous. The execution of the Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes pursuant to a Waiver, Consent and Amendment dated as of March 3, 2006 (“Waiver, Consent and Amendment Agreement”). Under the terms of the Waiver, Consent and Amendment Agreement, the holders of the Senior Secured Notes further consented to certain amendments to the Note Purchase Agreement dated July 25, 2005 among the Company and Ingalls & Snyder Value Partners, L.P together with the other purchasers listed therein to provide for the amendment or termination of the Company’s or any of the Subsidiaries’ interests in the Production Sharing Contract dated May 2001 among the State Agency of Georgia, Georgian Oil and National Petroleum Limited (the “Samgori PSC”), a Basic Document as defined in the Senior Note Purchase Agreement, including without limitation, a waiver of the negative covenants set forth in Section 11.10 of the Senior Note Purchase Agreement and an increase in the authorized capital stock of the Company to 380 million shares of which 375 million shares shall constitute common stock and 5 million shares shall constitute preferred stock. The Note Purchase Agreement, the Subordinated Note, the Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.
Cash flows from our Georgian operations together with the proceeds of the private placement of a $25,000,000 issue of Senior Secured Notes and $13,000,000 issue of Senior Subordinated Secured Notes (both detailed above) means we have most of the working capital necessary to cover our immediate and near term funding requirements. In order to continue with all of our currently planned development activities in Georgia on our Ninostminda Field and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan we are currently investigating further fundraising proposals. One possible option which is being considered to bring in additional capital to our Kazakhstan project is to list Tethys Petroleum Investments Limited (our wholly owned subsidiary which holds our interests in Kazakhstan) as a separate public company in which CanArgo would retain a significant stake. CanArgo would benefit from the proceeds of this part disposal.
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

Balance Sheet Changes
     Cash and cash equivalents increased $3,377,000 from $18,541,000 at December 31, 2005 to $21,918,000 at March 31, 2006. The increase was due to cash received pursuant to the Subordinated Notes partially offset by expenditures in the period to primarily fund the cost of preparing wells for our horizontal development program at the Ninotsminda Field the appraisal of our Manavi oil discovery in Georgia, activities in Kazakhstan and net cash used by operating activities.
     Accounts receivable increased from $413,000 at December 31, 2005 to $657,000 at March 31, 2006 primarily due to an increase in trade receivables in Georgia and other receivables related to activities in Kazakhstan.
     Prepayments decreased from $4,376,000 at December 31, 2005 to $3,811,000 at March 31, 2006 as a result of an decrease in prepayments for materials and services related to our appraisal activities at the Manavi oil discovery, our horizontal well development program at Ninotsminda and our Kazakhstan activities. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This decrease is included in the statement of cash flows as an investing activity.
     Capital assets net, increased to $124,507,000 at March 31, 2006 from $119,048,000 at December 31, 2005, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract and the development of the Kazakhstan project.
     Accounts payable decreased to $4,069,000 at March 31, 2006 from $5,271,000 at December 31, 2005 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda Field and our Kazakhstan activities.
     Loans payable decreased to $0 at March 31, 2006 from $964,000 at December 31, 2005 due to the repayment of the Loan with Detachable Warrants of $1,050,000 on February 14, 2006 by exercising the option forcing conversion of the loan into 1,521,739 shares of our common stock.
     Deposits of $1,133,000 at March 31, 2006 relate to prepaid oil sales in which delivery of the oil did not occur until April 2006.
     Accrued liabilities decreased from $6,357,000 as at December 31, 2005 to $6,036,000 at March 31, 2006 due primarily to a decrease in accrued professional fees at the end of the period. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 13 of these financial statements.
     Long term debt increased from $25,000,000 at December 31, 2005 to $31,665,000 due to the issue of the $13,000,000 Senior Subordinated Secured Notes in March, 2006. The long-term debt at December 31, 2005 of $25,000000 relates to the issue of the $25,000,000 Senior Secured Notes in July, 2005.
     Other non current liabilities of $1,145,000 at March 31, 2006 represents the difference between the interest computed using the actual interest rate in effect and the effective interest rate due on the $25,000,000 Senior Convertible Secured Loan Notes.
     Options with redemption feature decreased from $2,120,000 at December 31, 2005 to $1,497,000 at March 31, 2006 due to a reduction in the company’s share price over the period.
Contractual Obligations and Commercial Terms
     Our principal business and assets are derived from production sharing contracts and agreements (“PSCs”) in Georgia and to a lesser extent, in the Republic of Kazakhstan. The legislative and procedural regimes governing

PSCs and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.
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
     At March 31, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next five months is $350,000.
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
     On February 4, 2005, NOC and PFG agreed to the terminate the Sales Agreement and enter into a new agreement (“New Agreement”) whereby PFG would receive an immediate repayment of its Security Deposit and obtain an extended term over which it can purchase crude oil produced from the Ninotsminda Field while NOC receives better commercial terms for the sale of its production. The New Agreement has a minimum term of 45 months and contains the following principal terms:
(1) NOC will make available to PFG NOC’s entire share of production from the Ninotsminda Field including a minimum total amount of 68,555 metric tonnes (the “Minimum Contract Quantity”). In the event NOC fails to produce the Minimum Contract Quantity it will have no liability to PFG;
(2) The delivery point shall be at Georgian Oil’s storage reservoirs at Samgori (adjacent to the Ninotsminda Field);
The price for the oil will be in US Dollars per net US Barrel equal to the average of the mean of three quotations in Platts Crude Oil Marketwire© for Brent Dated Quotations minus a discount: ranging for sales
(a) up to the Minimum Contract Quantity from $6.00 to $7.50 based on Brent prices per barrel ranging from less than $15.00 to greater than $25.01, respectively; and (b) for sales of oil in excess of the Minimum Contract Quantity at the commercial discount in Georgia for oil of similar quality less $0.10 per barrel with the maximum discount being $6.00 per barrel for export sales and $5.50 per barrel for local sales; and
(3) PFG will pay NOC for the monthly quantity of oil in advance of delivery.
     NOC’s obligations are subject to customary Force Majeure provisions, title and risk of loss pass to buyer at the delivery point, NOC agrees to assist the buyer to sell the oil locally or export oil in accordance with applicable law and the new Agreement is governed by English law.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on March 31, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000. We believe that we have meritorious defense to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim has filed a counterclaim. We believe that we have meritorious defense to this claim and intend to defend it vigorously.
     Under the Ninotsminda PSC, Ninotsminda Oil Company Ltd is required to relinquish at least half of the area then covered by the production sharing contract, but not in portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2006 and a reduction in the area to be relinquished at each interval from 50% to 25% whereby the Contractor select the relinquishment portions.
     The Norio (Block XI C ) and North Kumisi Production Sharing Agreement (“Norio PSA”) in which CanArgo Norio Limited currently owns a 100% interest, although this interest may be reduced to 85% should the state oil company, Georgian Oil, exercise an option available to it under the PSA for a limited period following the submission of a field development plan. As a contractor party, Georgian Oil would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 285,777 acres (1,179 km 2).
     Our 2004 Long-Term Stock Incentive Plan (“2004 Plan”) allows for up to 10,000,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company ) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. As of March 31, 2006, options to acquire an aggregate of 7,836,000 shares of common stock had been granted under this Plan and were outstanding, 4,044,000 of which are currently vested.
     Lease Commitments – We lease office space under non-cancellable operating lease agreements.
Results of Continuing Operations
Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005
     We recorded operating revenue from continuing operations of $699,000 during the three month period ended March 31, 2006 compared with $608,000 for the three month period ended March 31, 2005. The increase is attributable to higher price per barrel realized by the Company in 2006 partially offset by lower sales volumes achieved from the Ninotsminda Field in 2006. Ninotsminda Oil Company Limited (“NOC”) sold 9,259 barrels of oil for the three month period ended March 31, 2006 compared to 20,390 barrels of oil for NOC for the three month period ended March 31, 2005.
     NOC generated $699,000 of oil and gas revenue in the three month period ended March 31, 2006 compared with $608,000 for the three month period ended March 31, 2005 primarily due to a higher average net sales price achieved in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 partially offset by lower sales volumes achieved in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. Its net share of the 47,920 (532 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 31,148 barrels. In the period, 21,880 barrels of oil were added to storage. For the three month period ended March 31, 2005, NOC’s net share of the 44,545 barrels (495 barrels per day) of gross oil production was 28,955 barrels.
     NOC’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first quarter of 2006 averaged $57.47 per barrel as compared with an average of $31.69 per barrel in the first quarter of 2005. NOC’s net share of the 11,694 thousand cubic feet (mcf) of gas delivered was 7,601mcf at an average net sale price of $0.62 per mcf of gas for the three month period ended March 31, 2006. For the three month period ended March 31, 2005, NOC’s net share of the 4,264 thousand cubic feet (mcf) of gas delivered was 2,771mcf at an average net sale price of $1.23 per mcf of gas.

     The operating loss from continuing operations for the three month period ended March 31, 2006 amounted to $3,715,000 compared with an operating loss of $2,659,000 for the three month period ended March 31, 2005. The increase in operating loss is attributable to increased field operating expenses, increased selling, general and administration costs, increased depreciation, depletion and amortization, partially offset by increased oil and gas revenue and reduced direct project costs.
     Field operating expenses increased to $410,000 for the three month period ended March 31, 2006 as compared to $297,000 for the three month period ended March 31, 2005. The increase is primarily a result of lower costs deferred to inventory as at the end of March 31, 2006 compared to the corresponding period in 2006.
     Direct project costs decreased to $269,000 for the three month period ended March 31, 2006, from $308,000 for the three month period ended March 31, 2005.
     Selling, general and administrative costs increased to $2,923,000 for the three month period ended March 31, 2006 from $2,150,000 for the three month period ended March 31, 2005. The increase is a result of consolidating the results of our Kazakhstan related subsidiaries, increased legal fees, non cash stock compensation expense and a general increase in corporate activity.
     The increase in depreciation, depletion and amortization expense to $812,000 for the three month period ended March 31, 2006 from $512,000 for the three month period ended March 31, 2005 is attributable principally to increased production for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005.
     The increase in other expense to $1,822,000 for the three month period ended March 31, 2006, from $223,000 for the three month period ended March 31, 2005 is primarily a result of higher loan interest payable, amortized debt discount, and increased levels of bad debts and foreign exchange losses, partially offset by interest income as a result placing surplus cash on term deposits until needed.
     The loss from continuing operations of $5,537,000 or $0.02 per share for the three month period ended March 31, 2006 compares to a net loss from continuing operations of $2,881,000 or $0.01 per share for the three month period ended March 31, 2005. The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2006 than during the three month period ended March 31, 2005, principally due to the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005, the issue of shares in respect of the Tethys Petroleum Investments Limited buyout and the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006.
Results of Discontinued Operations
Three Month Period Ended March 31, 2006 Compared to Three Month Period Ended March 31, 2005
     On February 17, 2006 we issued a press release announcing that our subsidiary, CanArgo Samgori Limited (“CSL”), was not proceeding with further investment in Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006.
     The net income from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2006 amounted of $78,000 decreased from $407,000 for the three month period ended March 31, 2005 due to the activities of CanArgo Samgori Limited (“CSL”). On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $267,000 of oil and gas revenue in the three month period ended March 31, 2006 compared with $725,000 for the three month period ended March 31, 2005 primarily due to a lower sales volume achieved in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 partially offset by higher average net sales price achieved in the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005. Its net share of the 10,226 (218 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period up to February 16, 2006, the date of withdrawal, amounted to 3,835 barrels. In the period, 17,574 barrels of oil were added to storage. For the three month period ended March 31, 2005, NOC’s net share of the 46,578 barrels (5185 barrels per day) of gross oil production was 17,467 barrels.

     CSL entire share of production was either sold locally in Georgia under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first quarter of 2006 averaged $59.04 per barrel as compared with an average of $42.18 per barrel in the first quarter of 2005.
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
     Also, as indicated elsewhere in this Report, because all of our operations are being conducted in countries that were a part of the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operates. At present we do not engage in any currency hedging operations since, to the extent we receive payments for our production in local currencies, we are utilizing such currencies to pay for our local operations. In addition, we frequently sell our production from the Ninotsminda Field and more recently from the Samgori Field in Georgia under export contracts which provide for payment in US dollars.
     CanArgo had no material interest in investments subject to market risk during the period covered by this report.
     Because the majority of all revenue to us is from the sale of production from the Ninotsminda Field a change in the price of oil or a change in the production rates could have a substantial effect on this revenue and therefore profits.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We reported in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 that we had identified material weaknesses in our internal control over financial reporting which are listed below.
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
      We have identified the following material weaknesses in internal control over financial reporting.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. We have concluded that our internal control over financial reporting was ineffective as of March 31, 2006 and that we have material weaknesses in each of the following areas:
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
     As a result, misappropriation of assets and misstatements in the financial statements could occur and not be prevented or detected by the Company’s controls in a timely manner. In the light of the review Management, in consultation with the Audit Committee, is reviewing the most cost effective way to address the issues raised. Management considers that remediation measures will include the appointment of a Group Compliance Officer with responsibility for ensuring the preparation, review, testing and updating of the appropriate policies, procedures and standards. Recruitment of a Country Financial Controller in Kazakhstan to strengthen group reporting has been concluded and he will take up his position in June 2006.
     As of March 31, 2006 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control in the first quarter.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332. The Company is contesting the claim and has filed a counterclaim.
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on March 31, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000.
     The Company has been named in a legal action action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $516,000 at March 31, 2006 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defenses to all three claims and intend to defend them vigorously.

     Other than the foregoing, as at March 31, 2006 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 3, 2006, we finalised a private placement with a limited group of private investors arranged by Ingalls & Snyder LLC of New York City all of whom represented that they qualified as “accredited investors” under Rule 501 (a) promulgated under the Securities Act as amended (“the Purchasers”).In connection with the placement we entered into a Note Warrant Purchase Agreement pursuant to which we issued Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”). The Subordinated Notes and Warrants were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of The Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Subordinated Note is convertible at the option of the holder, into shares of Tethys Petroleum Investments Limited or into shares of CanArgo Common Stock. In the event that CanArgo issues certain specified securities at a price of less than $1.37 per share the conversion price shall be rest accordingly.
Item 6. Exhibits
     (a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Manavi Termination Agreement dated December 5, 2003 (Incorporated herein by reference from December 31, 2004 Form 10-K)

10(9)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(10)	Consultancy Agreement between CanArgo Energy Corporation and Europa Oil Services Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(11)	Loan Agreement between CanArgo Energy Corporation and C A Fiduciary Services Limited AS dated April 29, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(12)	Oil Sales Agreement between CanArgo Energy Corporation and Primrose Financial Group dated May 5, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(13)	Oil Sales Agreement between CanArgo Energy Corporation and Sveti Limited dated April 1, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(14)	Agreement dated April 25, 2004 between Ninotsminda Oil Company Limited, Sveti Limited and Primrose Financial Group on the termination of the Crude Oil Sales Agreement dated April 1, 2004 between Ninotsminda Oil Company Limited and Sveti Limited and the terms for the conclusion of a new crude oil sales agreement between Ninotsminda Oil Company Limited and Primrose Financial Group (Incorporated herein by reference from March 31, 2004 Form 10-Q).

10(15)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(16)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(17)	Agreement number GN-070/RIG/NOC dated 21 June, 2004 between Ninotsminda Oil Company Limited and Great Wall Drilling Company Limited (Incorporated herein by reference from Form 8-K dated June 21, 2004).

10(18)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(19)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(20)	Termination Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(21)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(22)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

*10(23)	Form of Management Services Agreement for Richard J. Battey, Chief Financial Officer dated May 10, 2005

10(24)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(25)	Security Interest Agreement (Securities) dated July 25, 205 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(26)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(27)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(28)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(29)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(30)	Gas Supply Contract between BN Munai LLP and Gaz Impex S.A. LLP dated January 5,

2006 (Incorporated herein by reference from Form 8-K dated January 5, 2006)

10(31)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo Energy Corporation (Incorporated herein by reference from Form 8-K dated March 8, 2006)

*10(32)	Form of Management Service Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q)

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: May 12, 2006	By:	/s/ Richard J. Battey
Richard J. Battey
Chief Financial Officer