Form 10-Q
period 2006-06-30
CANARGO ENERGY CORP
filed 2006-08-09
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on August 1, 2006 was 224,108,606.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
BBtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
bopd	= barrels of oil per day
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MCM	= thousand cubic metres
MMBtu	= million British thermal units
MMMcf	= million cubic feet
MMMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
N GL	= natural gas liquids
T Btu	= trillion British thermal units
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$19,288,795	$18,540,558
Restricted cash	3,091,801	3,181,672
Accounts receivable	1,739,197	413,183
Crude oil inventory	621,490	886,250
Prepayments	1,275,800	4,375,855
Assets to be disposed	5,676	5,112
Assets held for sale	600,000	600,000
Other current assets	142,929	150,712

Total current assets	$26,765,688	$28,153,342

Non Current Assets
Investments	165,566	—
Accounts receivable	354,892	—
Prepaid financing fees	439,102	246,910

Capital assets, net (including unevaluated amounts of $54,681,109 and $50,644,999, respectively)	134,533,007	119,048,049

Total Assets	$162,258,255	$147,448,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$3,660,540	$5,270,916
Loans payable	—	964,142
Accrued liabilities	5,651,165	6,356,623
Liabilities to be dispsosed	634,075	753,966

Total current liabilities	$9,945,780	$13,345,647

Long term debt	35,634,989	25,000,000
Other non current liabilities	1,516,162	1,001,041
Provision for future site restoration	562,223	253,000

Total Liabilities	$47,659,154	$39,599,688

Commitments and contingencies

Options with redemption feature	$236,880	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 375,000,000 shares at June 30, 2006 and 300,000,000 at December 31, 2005; shares issued, issuable and outstanding - 224,108,606 at June 30, 2006 and 222,586,867 at December 31, 2005	22,410,859	22,258,685
Capital in excess of par value	217,317,046	202,892,303
Deferred compensation expense	—	(2,220,399)
Accumulated deficit	(125,365,684)	(117,201,506)

Total stockholders’ equity	$114,362,221	$105,729,083

Total Liabilities, Temporary Equity and Stockholders’ Equity	$162,258,255	$147,448,301

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$1,303,132	$741,922	$2,002,077	$1,350,192

	1,303,132	741,922	2,002,077	1,350,192

Operating Expenses:
Field operating expenses	484,000	274,541	894,159	572,034
Direct project costs	173,509	297,654	442,497	605,757
Selling, general and administrative	3,180,721	2,025,551	6,103,358	4,175,428
Depreciation, depletion and amortization	719,026	519,375	1,530,928	1,031,038

	4,557,256	3,117,121	8,970,942	6,384,257

Operating Loss from Continuing Operations	(3,254,124)	(2,375,199)	(6,968,865)	(5,034,065)

Other Income (Expense):
Interest, net	(1,355,045)	(3,495)	(2,240,607)	20,474
Foreign exchange gains (losses)	1,272,348	(42,598)	384,453	(53,425)
Other	(72,029)	50,542	(120,732)	(92,166)
Equity Loss from investments	—	(62,000)	—	(155,016)

Total Other Expense	(154,726)	(57,551)	(1,976,886)	(280,133)

Loss from Continuing Operations Before Taxes	(3,408,850)	(2,432,750)	(8,945,751)	(5,314,198)

Income taxes	—	—	—	—

Loss from Continuing Operations	(3,408,850)	(2,432,750)	(8,945,751)	(5,314,198)

Net Income from Discontinued Operations, net of taxes	703,814	176,267	781,573	584,239

Net Loss and Comprehensive Loss	$(2,705,036)	$(2,256,483)	$(8,164,178)	$(4,729,959)

Weighted average number of common shares outstanding
- Basic	224,108,606	205,796,809	223,780,717	200,964,431

- Diluted	224,108,606	205,796,809	223,780,717	200,964,431

Basic and Diluted Net Loss Per Common Share
- from continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.03)
- from discontinued operations	$0.00	$0.00	$0.00	$0.00

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
	2006	2005
	(Expressed in United States dollars)
Operating activities:
Loss from continuing operations	(8,945,751)	(5,314,198)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	998,666	842,170
Non-cash interest expense and amortization of debt discount	1,142,241	119,138
Common stock issued for services	—	53,600
Non-cash miscellanous expenses	—	12,500
Depreciation, depletion and amortization	1,530,928	1,031,038
Equity loss (income) from investments	—	155,016
Allowance for doubtful accounts	228,320	50,866
Changes in assets and liabilities:
Restricted cash	89,871	(3,900,000)
Cash Investments	(165,566)	—
Accounts receivable	(1,909,226)	1,852,437
Inventory	264,760	(437,669)
Prepayments	589,386	(132,577)
Other current assets	7,783	(34,053)
Accounts payable	(2,883,180)	(1,202,647)
Deferred revenue	—	(2,322,192)
Accrued liabilities	(883,958)	421,787

Net cash used by continuing operating activities	(9,935,726)	(8,804,784)

Investing activities:
Capital expenditures	(15,474,132)	(13,766,006)
Change in non-cash working capital items	2,625,827	(1,321,156)

Net cash used in investing activities	(12,848,305)	(15,087,162)

Financing activities:
Proceeds from sale of common stock	—	3,530,633
Share issue costs	—	(435,877)
Deferred offering costs	—	(519,000)
Proceeds from loans	23,000,000	15,000,000
Deferred loan costs	(128,850)	—

Net cash provided by financing activities	22,871,150	17,575,756

Discontinued activities:
Net cash generated by operating activities	661,118	509,896
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—

Net cash flows from assets and liabilities held for sale and to be disposed	661,118	509,896

Net increase (decrease) in cash and cash equivalents	748,237	(5,806,294)
Cash and cash equivalents, beginning of period	18,540,558	24,617,047

Cash and cash equivalents, end of period	$19,288,795	$18,810,753

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation

The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in note 17, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

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

Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at June 30, 2006 and December 31, 2005 the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $562,223 and $253,000, respectively.

3	Stock Based Compensation Plans

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (”SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $1,269,000 as of June 30, 2006 and the weighted average period over which this cost will be recognized is approximately 7 months.

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

6	Accounts Receivable

Accounts receivable at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Trade receivables before allowance for doubtful debts	$1,141,301	$919,512
Allowance for doubtful debts	(1,138,367)	(910,047)
Insurance receivable	1,205,527	31,755
Fees due from underwriters	—	180,000
Other receivables	530,736	191,963

	$1,739,197	$413,183

Non Current Assets
Other receivables	$354,892	$—

	$354,892	$—

Bad debt expense for the six month periods ended June 30, 2006 and 2005 was $228,320 and $50,866 respectively.

In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers in the second quarter of 2005 in respect of costs incurred to date. As of June 30, 2006 and December 31, 2005, $730,862 and $31,755 was recorded as a receivable, respectively. In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost down the Manavi 12 well. As of June 30, 2006 $474,645 was recorded as a receivable in connection with this claim.

Non current asset accounts receivables of $354,892 at June 30, 2006 relates to VAT amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.

7	Inventory

Inventory of crude oil at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Crude oil	$621,490	$886,250

	$621,490	$886,250

8	Prepayments

Prepayments consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling Contractors	$693,867	$4,053,471
Financing Fees	96,408	115,158
Other	485,525	207,226

	$1,275,800	$4,375,855

9	Investments

Investments at June 30, 2006 consisted of bank deposits with a maturity date of April 27, 2008. These deposits have been placed to satisfy local Kazakhstan requirements in respect of asset retirement obligations.

10	Prepaid financing fees

Prepaid financing fees at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006 (Unaudited)	2005 (Audited)
Commission and Professional fees	$439,102	$246,910

	$439,102	$246,910

Prepaid financing fees as at June 30, 2006 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 with a group of investors, discussed in Note 11 and which are to be amortized as interest payable over the term of the loans.

Prepaid financing fees as at December 31, 2005 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Loan Notes due July 25, 2009.

11	Capital Assets

Capital assets, net of accumulated depreciation and impairment, include the following at June 30, 2006:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	97,284,337	(27,329,596)	69,954,741
Unproved properties	54,681,109	—	54,681,109

	151,965,446	(27,329,596)	124,635,850

Property and Equipment
Oil and gas related equipment	14,514,145	(5,372,376)	9,141,769
Office furniture, fixtures and equipment and other	1,235,738	(480,350)	755,388

	15,749,883	(5,852,726)	9,897,157

	167,715,329	(33,182,322)	134,533,007

Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2005:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$83,451,848	$(26,033,501)	$57,418,347
Unproved properties	50,644,999	—	50,644,999

	134,096,847	(26,033,501)	108,063,346

Property and Equipment
Oil and gas related equipment	15,453,405	(5,146,040)	10,307,365
Office furniture, fixtures and equipment and other	1,135,601	(458,263)	677,338

	16,589,006	(5,604,303)	10,984,703

	$150,685,853	$(31,637,804)	$119,048,049

Oil and Gas Properties

Unproved property additions relate to our exploration activity in the period.

During the period we transferred $6,369,369 of capital asset costs, into the full cost pool from unproved properties, relating to an abandonment of part of the Norio MK72 well and a 25% field acreage relinquishment of the Norio Production Sharing Contract.

Property and Equipment

Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Norio Fields.

12	Loans Payable and Long Term Debt

Loans payable at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Short term loans payable:
Loan with detachable warrants	$—	$1,050,000
Unamortized debt discount	—	(85,858)

Loans payable	$—	$964,142

Long term debt:
Senior Convertible Secured Loan Notes	$25,000,000	$25,000,000
Senior Subordinated Convertible Secured Loan Notes	13,000,000	—
12% Subordinated Convertible Guaranteed Loan Note	10,000,000
Unamortized debt discount	(12,365,011)	—

Long term debt	$35,634,989	$25,000,000

In order to ensure timely procurement of long lead items for our drilling programs in Georgia and Kazakhstan and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during the first half of 2006 are described below.

Long Term Loan with Detachable Warrants: This loan, the balance of which was $1,050,000 at date of conversion, from Salahi Ozturk was advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 (“Amended Agreement”). On February 14, 2006 the loan converted into 1,521,739 shares of our common stock.

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

The unpaid principal balance under the Senior Secured Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31, 2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,

Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2005 and 10% from January 1, 2006) and the effective interest rate (12.3% per annum) which totalled $1,288,541 as of June 30, 2006 has been accrued as a non-current liability.

     The Company is amortising the professional fees incurred in relation to the Senior Secured Notes over the term of the Senior Secured Notes.
     The Senior Secured Notes are convertible any time, in whole or in part, at the option of the Note holder, into shares of CanArgo common stock (“the Conversion Stock”) which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities), at a price per share of less than US$0.90 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price.
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
     Senior Subordinated Convertible Loan Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Senior Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment as defined below, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, are being used to fund the development of the Kyzyloi Gas Field in the Republic of Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Investments Limited (“Tethys”), the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) which totalled $227,621 as of June 30, 2006 has been accrued as a non-current liability

     We entered into a Note and Warrant Purchase Agreement dated as of March 3, 2006 (“Note Purchase Agreement”) with a limited group of private investors (the “Purchasers”) all of whom qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued the Notes, one of which was issued to Ingalls & Snyder LLC as nominee for certain Purchasers, and the Warrants, one of which was also issued to Ingalls & Snyder LLC as nominee for certain Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers for whom Ingalls & Snyder LLC acts as nominee is deemed a beneficial holder of the Note and Warrant issued in Ingalls & Snyder LLC’s name and such Purchasers may each be assigned their own Note and Warrant as provided in the Note Purchase Agreement.
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
Conversion. The Notes are convertible, in whole or in part, (A) into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of US$1.37 (the “CanArgo Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the Company’s Senior Secured Notes due July 25, 2009) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price and (B) for a period of one year from closing (or until 30 days after receipt of the consent of the Senior Secured Note holders is obtained if such conversion is prevented under the terms of the Senior Secured Notes) into shares of common stock of Tethys, with a nominal value of £0.10 per share (“Tethys Conversion Stock” and together with the CanArgo Conversion Stock, collectively, the “Conversion Stock”) at a conversion price per share based on a formula determined by dividing the sum of $52 million plus the amount of any unreimbursed amounts advanced by the Company to Tethys by 100,000 (“Tethys Conversion Price” and together with the CanArgo Conversion Price, collectively, the “Conversion Price”) in the Note holders’ Relevant Percentages (as defined in the Note Purchase Agreement). The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
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
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company had initially recorded a discount to the Subordinated Note in the amount of approximately $6,483,000 based on the relative fair value of the beneficial conversion feature and warrants of $2,245,000 and $4,238,000 respectively.
     We used the following assumptions to determine the fair value of the Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$1.16
Risk free rate of interest	4.72%
Expected life of warrant – months	24
Dividend rate	—
Historical volatility	68.6%
     On June 28, 2006, we announced that we had entered into the private placement with Persistency of a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock, par value US$0.10 per share (“Warrant Shares”), at an exercise price of US$1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “Note Warrants”) which is described more fully below.
     As a result of entering into this private placement we issued warrants at an exercise price below $1.37 and therefore the terms of the Senior Subordinated Note Purchase Agreement and related agreements dictated that the conversion and warrants exercise price of the Senior Subordinated Note Purchase Agreement be reset to $1.00 per share as described above.
     The Company therefore recorded an additional debt discount of $3,683,000 to the Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000 respectively.
     The Company has announced that it is planning listing the securities of Tethys on the Alternative Investment Market of the London Stock Exchange in connection with a proposed offering of Tethys shares, by Tethys and the Company (the “Tethys Spin-Out”), with the primary aim of raising additional capital to finance further development and exploration programs in Kazakhstan. It is currently planned that the Company will retain a significant, but not controlling, equity interest in Tethys. The Tethys Spin-Out is currently planned for later this year, dependant on market conditions, pricing etc.

     The Subordinated Notes are to be converted within 5 days prior to the effective date of any Tethys Spin-Out. Provided that the Tethys Spin-Out is completed on a pre-money enterprise value of at least $52,000,000, the conversion price of the Subordinated Notes will be per the terms of the Subordinated Notes. In the event that the Tethys Spin-Out is completed on a pre-money enterprise value of less than $52,000,000, the Subordinated Noteholders shall be issued additional shares of Tethys common stock to cause the aggregate value of the Tethys common stock issued upon conversion equal $13,000,000 at the Spin-Out price.
     In a separate transaction Persistency have arranged the acquisition of $5 million of the Senior Subordinated Note including its conversion obligations into Tethys.
     On June 28, 2006, the Company entered into a conversion agreement (“Conversion Agreement”) with the holders of the Subordinated Notes. As an inducement for the note holders to convert the Subordinated Notes into Tethys common stock, the Company agreed to issue the note holders 13,000,000 warrants (“Conversion Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. We issued 5,000,000 of the Compensation Warrants on June 28, 2006 to Persistency, subject to restrictions on their right to sell, borrow against or pledge the underlying common stock until the Tethys Spin Out is effective. In addition, we entered into an irrevocable call option in which the Company has the right, but not the obligation, to repurchase the underlying common stock at $1 per share in the event that Persistency exercises its rights under the warrant and acquires our common stock and the Tethys Spin Out is never consummated. The warrants expire on December 31, 2006 in the event that the Tethys Spin Out is not effected as of that date. The remaining 8 million Conversion Warrants are effective upon the conversion of the Subordinated Notes into Tethys common stock. All of the Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all the warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the purchasers listed therein are exercised by the holders thereof and the average closing price for the Company’s Common Stock on the American Stock Exchange or, if the Common Stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above U.S.$2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days; or (iii) in the event the Tethys IPO does not occur on or prior to December 31, 2006 (the “Expiration Date”). The Exercise Period may also be extended by the Company’s Board of Directors.
     Pursuant to FAS 84 “Induced Conversions of Convertible Debt — an Amendment of APB Opinion No. 26”, the Company will recognize the fair market value of the Conversion Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion agreement been effective as of June 30, 2006, the Company would have recorded compensation from the Conversion Warrants of $3,827,200 based on a valuation using the Black-Scholes model. If the Senior Subordinated Notes are not converted to Tethys common stock per the terms of the Conversion Agreement, the Conversion Warrants will expire and the Company will not recognize any expense related to this inducement to convert. As of June 30, 2006, the fair market value of the Conversion Warrants is a contingent liability and was not recorded in the June 30, 2006 balance sheet or statement of operations.
     We used the following assumptions in our Black Scholes model to determine the fair value of the Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.3%
Expected life of warrant – days	1,161
Dividend rate	—
Historical volatility	64.3%
     12% Subordinated Convertible Guaranteed Note : On June 28, 2006, we announced that we had entered into a $10,000,0000 private placement with Persistency of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock, par value US$0.10 per share (“Warrant Shares”), at an exercise price of US$1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “Note Warrants”).
The proceeds of this financing, after the payment of all placing expenses and professional fees (estimated at $150,000), will be used to fund our appraisal and development activities in Georgia including further development of the Ninotsminda Field and potentially appraisal of the Kumisi gas discovery.
We entered into a Note and Warrant Purchase Agreement dated as of June 28, 2006 (“Note Purchase Agreement”) with Persistency (the “Purchaser”) which qualified as an “accredited investor” under Rule 501(a) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Note Purchase Agreement, we issued the 12% Note and the Note Warrants in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
The terms of the Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the 12% Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semi-annually on June 30 and December 31, commencing December 31, 2006, in cash at the rate of 12% per annum and (b) at the rate of 15% per annum on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after June 28, 2007, any part of the 12% Notes up to an aggregate of US$5,000,000 in aggregate principal amount, in multiples of not less than US$100,000, and at any time after June 28, 2008 the remaining outstanding principal amount at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after June 28, 2007 and 103% after June 28, 2008, together with all accrued and unpaid interest.
Mandatory Prepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the 12% Note, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the 12% Note shall be in an amount equal to 101% of the outstanding principal amount of such 12% Note, together with interest on such 12% Note accrued to the date of prepayment. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s Common Stock or, on a fully diluted basis, shall subsequent to June 28, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business; provided, the disposition of Tethys in an offering subject to certain conditions will not be deemed the disposition of all or substantially all of CanArgo’s assets and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the 12% Note (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
Conversion. The 12% Note is convertible, in whole or in part, into shares of CanArgo Common Stock (“CanArgo Conversion Stock”) at a conversion price per share of US$1.00 (the “CanArgo Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the Company’s Senior Secured Notes due July 25, 2009 (the “Senior Secured Notes”) and Senior Subordinated Convertible Guaranteed Notes due September 1, 2009) at a price per share of less than US$1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price. The CanArgo Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the CanArgo Conversion Price and number of shares of CanArgo Conversion Stock will be appropriately adjusted to reflect any such event, such that the holder of the 12% Note will receive upon conversion the identical number of shares of CanArgo Common Stock or other consideration or property to be received by the holder of the CanArgo Common Stock as if the holder had converted the 12% Note immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of CanArgo Common Stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo Common Stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The 12% Note is subject to mandatory conversion under certain circumstances. No fractional shares of CanArgo Common Stock shall be issued upon any conversion; instead the CanArgo Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. The registration rights agreement gives the holders of the notes both demand and piggyback registration rights. In addition the registration rights agreement require us to use our best efforts to have a registration statement declared effective by December 31, 2006 and to maintain that effectiveness for a period of two years in the event that we use a Form S-3 and at least 90 days in the event we use a Form S-1 to register the shares. There is no penalty associated with our failure to perform under the registration rights agreement.
Security. Payment of all amounts due and payable under the Note Purchase Agreement, the 12% Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the Note Purchase Agreement) it shall cause such Subsidiary to execute a Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Note Purchase Agreement.
Subordination. Payments on the 12% Note and under the Subordinated Subsidiary Guaranty is subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the 12% Note agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the 12% Note or otherwise realize under the Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes, the Subordinated Notes, or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of the then outstanding principal amount owing under any of the foregoing.
Covenants. Under the terms of the Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 50% of the outstanding principal amount of the 12% Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchaser (not in excess of US$75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Note Purchase Agreement (other than certain permitted indebtedness); canceling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Note Purchase Agreement); and adopting any anti-take-over defenses except as permitted by the Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 business days, any interest, payable under the 12% Note or any Loan Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of US$2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of 12% Note holders; or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Note Purchase Agreement).
Other than for certain Events of Default that will result in an automatic acceleration without notice, such as bankruptcy, if an Event of Default occurs and is continuing, the Required Holders may at any time at its or their option, by notice to CanArgo, declare all outstanding 12% Notes to be immediately due and payable and holders of the 12% Note may proceed to enforce their rights under the Loan Documents at law or in equity. CanArgo is responsible for the payment of all costs of collection, including all reasonable legal fees actually incurred in connection therewith.
Warrants. The Note Warrants may be exercised at an exercise price of US$1.00 per share, subject to adjustment (the “Exercise Price”) in whole or in part at any time during the period (the “Exercise Period”) commencing on the first Business Day six (6) months after the date of issuance and terminating at the close of business on June 28, 2008 or shall be exercised on such sooner date at the election of the Company (a “Mandatory Exercise”) and upon at least thirty (30) days prior written notice to the Registered Holder (the “Mandatory Exercise Notice”) in the event that: (i) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (ii) all the warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the holders of the Subordinated Notes are exercised by the holders thereof and the average closing price for the CanArgo Common Stock on the American Stock Exchange or, if the CanArgo Common Stock is not then listed for CanArgo’s trading on the American Stock Exchange then the Oslo Stock Exchange, is above US$1.25 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days (the “Warrant Expiration Date”); except that (a) in the case of a Mandatory Conversion (as defined in the Note Purchase Agreement), any and all outstanding Note Warrants issued under the Note Purchase Agreement and held by Persistency shall automatically and simultaneously become immediately exercisable on receipt of the Mandatory Conversion Notice, and (b) in the case of a Mandatory Exercise, any and all outstanding 12% Notes issued under the Note Purchase Agreement and held by Persistency shall automatically and simultaneously become immediately convertible on receipt of the Mandatory Exercise Notice. The Exercise Period may also be extended by the Company’s Board of Directors. The Exercise Price is subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the Note Warrants will receive upon exercise the identical number of shares of CanArgo Common Stock or other consideration or property to be received by the holders of the CanArgo Common Stock as if the holders had exercised the Note Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the conversion of the Senior Secured Notes or the Subordinated Notes) at a price per share of less than US$1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Warrant Shares issuable upon exercise cause Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo Common Stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The Note Warrants may be converted at the election of the holders and with the concurrence of the Company into Warrant Shares on a net basis based upon the then spread between the Exercise Price and the market price of the Warrant Shares. No fractional shares of CanArgo Common Stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
Miscellaneous. The execution of the Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes and from 50% of the holders of the Subordinated Notes each pursuant to Waiver and Consent Agreements each dated as of June 28, 2006. Under the terms of their Waiver and Consent Agreement, the holders of 51% in aggregate principal amount of the Senior Secured Notes further agreed to issue to the Purchaser an option to purchase their Senior Secured Notes at par in the event of Default and acceleration of the Senior Secured Notes provided that the Purchaser concurrently offers to purchase the remaining outstanding Senior Secured Notes on identical terms and conditions. The Note Purchase Agreement, the 12% Note, the Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the Note Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.

The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.

Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has recorded a discount to the Subordinated Note in the amount of approximately $2,700,000 based on the relative fair value of the beneficial conversion feature and warrants of $50,000 be and $2,650,000 respectively.

We used the following assumptions to determine the fair value of the Subordinated Note and Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.30%
Expected life of warrant – days	731
Dividend rate	—
Historical volatility	64.3%
The discount is being amortized to interest expense over the life of the Subordinated Note using an effective interest rate of 10.1%. As of June 30, 2006 we had not amortized any of the debt discount as interest expense. The total effective interest rate for the Senior Convertible guaranteed notes is 22.1%.

13	Accrued Liabilities

Accrued liabilities consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling contractors	$5,049,756	$4,984,261
Professional fees	361,495	1,005,000
Other	239,914	367,362

	$5,651,165	$6,356,623

Included in the amounts due to drilling contractors at June 30, 2006 are amounts invoiced by Weatherford totalling $4,931,332. We have formally notified Weatherford that we dispute the validity of certain billings to the Company for work Weatherford performed in the first and second quarter of 2005. We have recorded all amounts billed by Weatherford as of June 30, 2006 pending the outcome of the dispute resolution which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract.

14	Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity
Total, December 31, 2005	222,586,867	$22,258,685	$202,892,303	$(2,220,399)	$(117,201,506)	$105,729,083

Shares Issued pursuant to amended loan agreement dated August 27, 2004. (Salahi Ozturk)	1,521,739	152,174	897,826	—	—	1,050,000

Adoption of FAS 123R stock based compensation on effective date	—	—	(2,220,399)	2,220,399	—	—

Discount recorded for Beneficial conversion feature and Issue of warrants to purchase 13 million shares persuant to a convertible loan agreement	—	—	10,166,000	—	—	10,166,000

Discount recorded for Beneficial conversion feature and Issue of warrants to purchase 12.5 million shares persuant to a convertible loan agreement			2,700,000			2,700,000

Stock based compensation under SFAS 123R	—	—	998,666	—	—	998,666

Options with redemption feature	—	—	1,882,650	—	—	1,882,650

Net Loss	—	—	—	—	(8,164,178)	(8,164,178)

Total, June 30, 2006	224,108,606	$22,410,859	$217,317,046	$0	$(125,365,684)	$114,362,221

On February 14, 2006 we exercised the option forcing conversion of the loan from Salahi Ozturk advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 (“Amended Agreement”) into 1,521,739 shares of our common stock.

15	Net Income (Loss) Per Common Share

Earnings (loss) per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share are provided for continuing operations, discontinued operations and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of securities (warrants, options and convertible debt) into common stock. Outstanding options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

Basic and diluted net loss per common share for the six month periods ended June 30, 2006 and June 30, 2005 were based on the weighted average number of common shares outstanding during those periods. Convertible debt, Options and warrants to purchase CanArgo’s Common Stock were outstanding during the six months ended June 30, 2006 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 103,139,209 for the six months ended June 30, 2006 and 11,771,000 for the six months ended June 30, 2005.

16	Commitments and Contingencies

We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.

At June 30, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.

Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has consented to an extension to the period within which the data should be acquired to the end of 2007. The total commitment over the remaining period is $350,000.

On April 9, 2006 25% of the Norio licence area was relinquished in accordance with the terms of the production sharing agreement. The relinquished portion of the licence, approximately 120,591 acres (363km2) was considered to have little or no exploration potential. The retained area amounts approximately to 260,443 acres (1,054km2).

On June 28, 2006, the Company entered into a Conversion Agreement with the holders of the Subordinated Notes. As an inducement for the note holders to convert the Subordinated Notes into Tethys common stock, the Company agreed to issue the note holders 13,000,000 warrants (“Conversion Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. The Company will recognize the fair market value of the Conversion Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion agreement been effective as of June 30, 2006, the Company would have recorded compensation from the Conversion Warrants of $3,827,200 based on a valuation using the Black-Scholes model.

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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on June 30, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
     Under the Ninotsminda PSC, Ninotsminda Oil Company Ltd is required to relinquish at least half of the area then covered by the production sharing contract, but not in portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2008 and a reduction in the area to be relinquished at each interval from 50% to 25% whereby the Contractor selects the relinquishment portions.
     The Norio (Block XI C ) and North Kumisi Production Sharing Agreement (“Norio PSA”) in which CanArgo Norio Limited currently owns a 100% interest, may be reduced to 85% should the state oil company, Georgian Oil, exercise an option available to it under the PSA for a limited period following the submission of a field development plan. As a contractor party, Georgian Oil would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 260,443 acres (1,054 km2).
     Our 2004 Long-Term Stock Incentive Plan (“2004 Plan”) allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company ) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. At the annual meeting of stockholders held on May 9, 2006, stockholders approved an increase to the number of shares issuable as incentive stock based compensation under the 2004 Plan by 7,500,000 shares to 17,500,000 shares. As of June 30, 2006, options to acquire an aggregate of 7,896,000 shares of common stock had been granted under this Plan and were outstanding, 4,374,000 of which are currently vested.

Lease Commitments – We lease office space under non-cancellable operating lease agreements.

17	Options with Redemption Feature

Our 2004 Plan, as amended, allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Corporation specifying the number of shares to be purchased. However, in the event of Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Corporation) may elect to surrender all or part of the stock option to the Corporation and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised.

Under SEC Accounting Series Release 268 — Presentation in Financial Statements of “Redeemable Preferred Stocks”, the Company has calculated and classified the intrinsic value of $236,880 as at June 30, 2006 and $2,119,530 as at December 31, 2005 to Temporary Equity, the vested portion of issued share options from our 2004 Long-Term Incentive Plan in accordance with the related guidance.

18	Discontinued Operations

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

The results of discontinued operations in respect of CSL consisted of the following for the six month periods ended:

	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$1,002,842	$1,216,017

Income Before Income Taxes and Minority Interest	781,573	584,239
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income from Discontinued Operation	$781,573	$584,239

     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	June 30,	June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$735,864	$490,610

Income Before Income Taxes and Minority Interest	703,814	176,267
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income from Discontinued Operation	$703,814	$176,267

Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Assets to be disposed:
Accounts receivable (net)	$326	$1,414
Other current assets	5,350	3,698

	$5,676	$5,112

Liabilities to be disposed:
Accounts payable	$350,575	$483,438
Deposits	—	528
Provision for future site restoration	283,500	270,000

	$634,075	$753,966

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

The generator has been classified as “Assets held for sale” for all periods presented. The generator reflects what the Company believe to be its fair value less cost to sell. Gross consolidated assets in respect of the generator included in “assets held for sale” consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	$600,000	$600,000

	$600,000	$600,000

19	Segment and Geographical Data
     The segment and geographical data below is presented for the six and three month periods ended June 30, 2006.
     Operating revenues from continuing operations for the six month period ended June 30, 2006 by geographical area were as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$2,002,077
Republic of Kazakhstan	—

Total	$2,002,077

     Operating revenues from continued operations for the three month periods ended June 30, 2006 by geographical area were as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$1,303,132
Republic of Kazakhstan	—

Total	$1,303,132

Operating income (loss) from continuing operations for the six month period ended June 30, 2006 by geographical area was as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$(209,201)
Republic of Kazakhstan	(1,184,317)

Corporate and Other Expenses	(5,575,347)

Total Operating Loss	$(6,968,865)

     Operating income (loss) from continued operations for the three month periods ended June 30, 2006 by geographical area was as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$208,784
Republic of Kazakhstan	(559,620)

Corporate and Other Expenses	(2,903,288)

Total Operating Loss	$(3,254,124)

     Net (loss) income before minority interest from continuing operations for the six month period ended June 30, 2006 by geographical area was as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$(209,201)
Republic of Kazakhstan	(1,184,317)

Corporate and Other Expenses	(7,552,233)

Net (Loss) Income Before Minority Interest	$(8,945,751)

     Net (loss) income before minority interest from continuing operations for the three month periods ended June 30, 2006 by geographic area was as follows:

June 30,
2006
(Unaudited)

Oil and Gas Exploration, Development And Production
Republic of Georgia	$208,784
Republic of Kazakhstan	(559,620)

Corporate and Other Expenses	(3,058,014)

Net (Loss) Income Before Minority Interest	$(3,408,850)

     Identifiable assets of continuing and discontinued operations as of June 30, 2006 and December 31, 2005 by business segment and geographical area were as follows:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Corporate
Republic of Georgia	$515,171	$785,607
Western Europe (principally cash)	27,393,674	27,725,366

Total Corporate	27,908,845	28,510,973

Oil and Gas Exploration,
Development and Production
Republic of Georgia	116,909,128	106,905,403
Republic of Kazakhstan	16,834,606	11,426,813

Assets to be disposed
Republic of Georgia	5,676	5,112

Assets Held for Sale
Western Europe	600,000	600,000

Total Identifiable Assets	$162,258,255	$147,448,301

20 Subsequent Events
     On July 31, 2006 we announced that effective August 1, 2006, Vincent McDonnell, previously Executive Director, Chief Operating Officer (“COO”) and Chief Commercial Officer (“CCO”) of CanArgo, was being promoted to the position of President in addition to his duties as COO and CCO. He will be responsible for day-to-day operations of the company, reporting to Dr David Robson who remains Chairman and Chief Executive Officer.
     Concurrently it was announced that Mr. Jeffrey Wilkins was being appointed as CanArgo’s new Chief Financial Officer, replacing Mr. Richard Battey who will remain with the Company for a three month period assisting with necessary accounting and finance work in connection with the Spin-Out of the Kazakhstan assets.
     Mr. Wilkins has served as the Company’s Financial Controller from April 2001 until his appointment as the Company’s Chief Financial Officer. Prior to his appointment as the Company’s Financial Controller, he held various European finance positions for Fisher-Rosemount, part of Emerson Electric Company between 1995 and 1999 and then up to joining CanArgo was European Financial Accountant for Dialog, a business of The Thomson Corporation. Mr. Wilkins is 43 years old, a Chartered Management Accountant with a joint degree in Economics and Politics from the University of Bath.
     Three new non-executive appointments to the Board of Directors of Tethys were also announced, namely The Rt. Hon Peter Lilley MP, Paul Murphy and Russ Hammond. Peter Lilley has held several senior government positions in the UK including Secretary of State for Trade and Industry, Secretary of State for Social Security, and has also been Shadow Chancellor, Deputy Chairman of the Conservative Party and an International Election Monitor in Kazakhstan. Prior to Peter’s political career he was Director and Head of the Oil Investment Department at Greenwell-Montagu Securities in London. Paul Murphy is a Chartered Tax Adviser, and is currently COO of Kraken Financial Group in Guernsey having formerly been a Director of MeesPierson Reads. Russ Hammond, currently a Director of CanArgo, is an economist and was formerly Managing Director, Greenwell-Montagu Securities. Advisors have now been appointed for the planned admission later this year of Tethys to the Alternative Investment Market of the London Stock Exchange.

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
Overview
     During the second quarter 2006, we continued to progress our exploration, appraisal and development plans in both of our areas of operation, Georgia and Kazakhstan.
Georgia
     The N97H horizontal sidetrack well on the Ninotsminda Field targeting oil volumes un-drained by previous development wells was put on production test post completion in March 2006. The well produced initially with a high water cut, approximately 70%, and an oil rate which peaked at 385 barrels of oil per day (bopd) before declining. Subsequent pressure surveys run with downhole gauges suggested that the N97H well was in communication with the offset N4H well. The most likely assumed scenario was then some of the fracture sets encountered at the end of the N97H well were drained by the N4H well and were hence water filled. Once a very high permeability connection is established with the aquifer, water will flow in preference to any oil filled fractures or matrix of lower permeability.
     On the basis of the test data and due to the fact that the N97H well is approximately 36 feet (11 metres) structurally higher than the N4H well which is still producing oil, it was decided to attempt to isolate approximately 500 feet (152 metres) of the horizontal section furthest from the vertical well bore and closest to the N4H well. A water shutoff chemical was pumped using coiled tubing and the well was placed on gas lift production at the beginning of June. Having completed this procedure, the well has continued to produce with a high water cut with no appreciable increase in oil flow. On the basis of these test results, it can be assumed that the treatment did not successfully isolate the water zones.
     It is now planned to run a production log in the well on the coil tubing in an attempt to determine the source of the water flow before attempting a further water shut off operation by means of placing a cement plug in the horizontal section and doing a cement squeeze. We expect to run the production tool in the well in early August and will then determine what further action to take.
     The M12 appraisal well to the Manavi M11 Cretaceous oil discovery, which is being drilled using a Saipem rig, is currently at a depth of 13,451 feet (4,100 metres). We are now preparing to run the 9 5/8" inch casing prior to drilling ahead towards the Cretaceous objective. The well is targeting the Cretaceous limestone reservoir at a prognosed depth of 14,272 feet (4,350 metres) with a planned TD of 15,092 feet (4,600 metres), and it is anticipated that the well will reach total depth in late August, after which testing is planned.

     In the Norio MK72 well, a total of 322 feet (98 metres) of net sands in the Oligocene formation were perforated over the interval 12,096 feet (3,687 metres) to 13,622 feet (4,152 metres). These sands, which formed a secondary target in the well, had good oil shows whilst drilling, with oil to surface and with hydrocarbons being interpreted on the electric logs which also indicated a substantial thickness of net pay sands. Following an extensive testing programme over the past three months, the well has sustained flow on a small choke size with low average gross fluid rates of approximately 13 barrels per day consisting of light 48.6ºAPI oil, gas and water.
     A number of surge clean up flows have been attempted but these have not improved reservoir deliverability. It is believed that the current flow is limited to a thinner, less permeable, interval whilst the better quality reservoir remains isolated due to reservoir damage caused by the invasive fluid damage of the drilling mud. The lower zones in the well, which would have been in communication with the Oligocene interval through the well bore, were drilled with a 1.9 to 2.2 Specific Gravity (SG) mud due to anticipated reservoir pressures while the results from the testing programme indicate that the mid interval reservoir pressure for the Oligocene whilst still over pressured, is lower at 1.7 SG equivalent. As a result of possible mud damage, the current perforations may have not penetrated deep enough beyond the damaged zone to allow proper communication between the more permeable formations and the well bore.
     In July, we carried out a limited re-perforation of the well over selected intervals using larger perforating guns to see if inflow could be improved. We also performed a “low” pressure hydrofrac using our own pumping unit but in both cases only a minimal increase in well productivity was achieved. We remain of the opinion that the reservoir is damaged in the vicinity of the well and the current techniques being employed are not sufficient to get beyond the damaged zone.
     We considered bringing in a more powerful frac pump in order to pump a propant and fluid into the well at high pressure and volume, but for the present, we have decided not to pursue this option. The potential effectiveness of hydraulic fracturing is questionable as the liner is uncemented and has been perforated over an interval of approximately 1,600 feet (488 metres). Consequently, it would be difficult to sufficiently focus the energy on any particular interval in order to create a high-conductivity communication with the reservoir and bypasses any damage that may exist in the near-wellbore area. A more effective option may be to sidetrack the well.
     At the same time, the potential of the deeper Middle Eocene interval which was the primary target in the MK72 well continues to be evaluated. Oil and gas was encountered in this interval but could not be tested due to operational constraints. It is planned to drill an appraisal well at a later date to appraise this large prospect which, in the opinion of management, now has a significantly reduced geological risk.
     On June 28, 2006 we announced that our wholly owned subsidiary company Ninotsminda Oil Company Limited (NOC) signed a gas sales agreement for the supply of gas from the Ninotsminda Field in Georgia. All gas produced from the Ninotsminda Field with the exception of that required by the field operator for its own use will be made available under the gas sales agreement. The parties to the agreement include NOC and Georgian Oil, the state oil company, as the seller parties and Georgian Gas Transportation Company, the state owned gas transmission company, as the buyer. The buyer in turn will deliver the gas to the state owned Gardabani gas fired thermal power plant. The delivery point under the agreement will be the gas gathering facility located on the Ninotsminda Field and the buyer, at its cost, has agreed to undertake to repair and maintain the 25 mile (41 kilometres) pipeline which will deliver the gas from Ninotsminda to Gardabani.
     Gas will be supplied under the agreement on a seasonal basis, generally October to May, to coincide with the operation of the thermal power plant. The sales agreement has a two year term with first delivery due to commence at the end of September 2006. The price of gas to be supplied at the delivery point on the field is $1.27 per million standard cubic feet (MMscf) ($45 per thousand cubic metres (MCM)) with the initial planned minimum contract quantity being 7.06 MMscf (200 MCM) per day. We plan to increase significantly the quantity of gas to be delivered by performing workovers on existing wells. The buyer will effectively underwrite this workover programme by providing NOC with a bank guarantee for $250,000 as security against payment for first gas deliveries.
     In management’s opinion, there are a number of wells on the Ninotsminda Field with potential to produce gas at high rates including the horizontal wells N22H and N100H2. The latter was completed in late 2005 and tested gas at a flow rate of 13.07 MMscf (370 MCM) per day and 301 barrels of condensate per day on a 63/64 inch choke. This well has remained largely shut in since this time whilst awaiting execution of the gas sales agreement and repairs to the pipeline. As such the commencement of gas production will also bring an increase in liquids production.
Kazakhstan
     In Kazakhstan, work is proceeding on the Kyzyloi Gas Field development program, and on the surrounding Akkulka exploration acreage. The initial development of Kyzyloi will involve production from six already tested gas wells on the Kyzyloi Field which have flowed at a cumulative rate of almost 25 million cubic feet (700,000 cubic metres) of gas per day, with additional gas being provided by the recent exploration discoveries. Purchase orders have now been placed for the compressors necessary to pressure up the gas for delivery into the main Bukhara – Urals gas trunkline, and orders placed for line pipe to construct a 33 mile (52km) to tie-in the Bukhara – Urals system. First gas is expected in the Spring of 2007 with an initial planned rate of approximately 22 million cubic feet (625,000 cubic metres) of gas per day. Five further exploration / appraisal wells are planned on identified shallow gas prospects within the Akkulka area, with the drilling program expected to commence in Q3 2006.
     Our Kazakhstan assets are currently owned by our wholly owned subsidiary Tethys Petroleum Investments Limited (“Tethys”). On June 28, 2006 we announced that Tethys is planning to seek admission to the AIM market of the London Stock Exchange and raise funds for its development and exploration activities in Kazakhstan (“Tethys Spin Out”). We plan to retain a significant, but not controlling, equity interest in Tethys after the admission of Tethys to the AIM market. The intention is that this funding will enable the Kazakh assets to be financed whilst minimising dilution for our shareholders and potentially raising additional funds for our operations. Tethys has engaged ODL Securities Limited to act as principal broker for this transaction, which is currently planned for the fall of this year, subject to prevailing market conditions. The final decision on this Spin Out will be made at that time, subject to pricing and other considerations.
     Funds raised by the Tethys Spin Out are intended to be used to advance the development of the Kyzyloi Gas Field and further exploration and development plans for the Akkulka and Greater Akkulka areas, including further shallow gas exploration, tie-in of new discoveries and exploration for potential oil and gas condensate deposits in the deeper Jurassic and Triassic prospects identified on recent seismic re-interpretation as well as potential new acquisitions in Kazakhstan and related areas.
Liquidity and Capital Resources
     As of June 30, 2006 we had working capital of $16,820,000 of which approximately $3.1 million was restricted cash, compared to working capital of $14,808,000 as of December 31, 2005 of which approximately $3.2 million was restricted cash.
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
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the Senior Secured Notes.
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
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at US$150,000, will be used exclusively to fund the development of the Kyzyloi Gas Field in the Republic of Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Investments Limited, the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the Subordinated Notes and associated Warrants.
     On June 28, 2006, we announced that we had entered into the private placement with Persistency of a US$10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Notes”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock, par value US$0.10 per share (“Warrant Shares”), at an exercise price of US$1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “Note Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees (estimated at US$150,000), will be used to fund our appraisal and development activities in Georgia including further development of the Ninotsminda Field and appraisal of the Kumisi gas discovery.
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the 12% Note and associated Note Warrants.
     Cash flows from our Georgian operations together with the proceeds of the private placement of a $25,000,000 issue of Senior Secured Notes concluded in July 2005, the $13,000,000 issue of Senior Subordinated Secured Notes concluded in March 2006 and the $10,000,000 issue of 12% Subordinated Convertible Guaranteed Notes closed in June 2006 (all detailed above and collectively referred to herein as the “Notes”) means we have most of the working capital necessary to cover our immediate and near term funding requirements. In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan, we are currently investigating further fundraising proposals. On June 28, 2006 we announced that Tethys is planning to seek admission to the AIM market of the London Stock Exchange and raise funds for its development and exploration activities in Kazakhstan (“Tethys Spin-Out”). We plan to retain a significant, but not controlling, equity interest in Tethys after the admission of Tethys to the AIM market. The intention is that this funding will enable the Kazakh assets to be financed whilst minimizing dilution for our shareholders and potentially raising additional funds for our operations. Tethys has engaged ODL Securities Limited to act as principal broker for this transaction, which is currently planned for the fall of this year, subject to prevailing market conditions. The final decision on this Spin-Out will be made at that time, subject to pricing and other considerations
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues, we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time). See Note 11 to the financial statements included herein.
     To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we may require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects beyond our current appraisal and development plans or to pursue new opportunities. As discussed above, under the terms of the Notes, we are restricted from incurring additional Indebtedness.
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
Balance Sheet Changes
     Cash and cash equivalents increased $748,000 from $18,541,000 at December 31, 2005 to $19,289,000 at June 30, 2006. The increase was due to cash received pursuant to the Senior Subordinated Secured Notes and the 12% Subordinated Convertible Guaranteed Notes partially offset by expenditures in the period to primarily fund the cost of preparing wells for our horizontal development program at the Ninotsminda Field the appraisal of our Manavi oil discovery in Georgia, activities in Kazakhstan and net cash used by operating activities.
     Accounts receivable increased from $413,000 at December 31, 2005 to $1,739,000 at June 30, 2006 primarily due to an increase in insurance claim amounts receivable in connection with our Georgian exploration activities.
     Crude oil inventory decreased to $621,000 at June 30, 2006 from $886,000 at December 31, 2005 primarily as a result of increased sales from storage in the period.
     Prepayments decreased from $4,376,000 at December 31, 2005 to $1,276,000 at June 30, 2006 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery, our horizontal well development program at Ninotsminda and our Kazakhstan activities partially offset by an increase in insurance premiums prepaid. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This decrease is included in the statement of cash flows as an investing activity.
     Investments of $166,000 at June 30, 2006 consisted of bank deposits with maturity dates of more than 12 months.
     Non current asset other receivables of $355,000 at June 30, 2006 relate to VAT amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.
     Prepaid financing fees increased to $439,000 at June 30, 2006 from $247,000 at December 31, 2005 as a result of corporate finance fees incurred in respect of the $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 and the $10,000,000 issue of 12% Subordinated Convertible Guaranteed Notes due June 28, 2010 and which are to be amortized as interest over the term of the loans.
     Capital assets net, increased to $134,533,000 at June 30, 2006 from $119,048,000 at December 31, 2005, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract and the development of the Kazakhstan project.
     Accounts payable decreased to $3,661,000 at June 30, 2006 from $5,271,000 at December 31, 2005 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda Field and our Kazakhstan activities.
     Loans payable decreased to $0 at June 30, 2006 from $964,000 at December 31, 2005 due to the repayment of the Loan with Detachable Warrants of $1,050,000 on February 14, 2006 by exercising the option forcing conversion of the loan into 1,521,739 shares of our common stock.
     Accrued liabilities decreased from $6,357,000 as at December 31, 2005 to $5,651,000 at June 30, 2006 due primarily to a decrease in accrued professional fees at the end of the period. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 13 of these financial statements.
     Long term debt increased from $25,000,000 at December 31, 2005 to $35,635,000 due to the issue of the $13,000,000 in Senior Subordinated Secured Notes in March 2006 and the $10,000,000 issue of the 12% Subordinated Convertible Guaranteed Notes in June 2006 which has been reduced by unamortized debt discounts associated with the detachable warrants and beneficial conversion features of the Notes in the amount of $12,365,011. The long-term debt at December 31, 2005 of $25,000,000 relates to the issue of the $25,000,000 in Senior Secured Notes in July, 2005.
     Other non current liabilities increased to $1,516,000 at June 30, 2006 from $1,001,000 at December 31, 2005 as a result of the difference in computing interest using the actual interest rate and the effective interest rate due on the $25,000,000 in Senior Convertible Secured Loan Notes and also on the issue of $13,000,000 in Senior Subordinated Secured Notes, in March 2006.
     Provision for future site restoration increased to $562,000 at June 30, 2006 from $253,000 at December 31, 2005 primarily due to increases in the provisions for future site restoration in our Kazakhstan oil and gas properties.
     Options with redemption feature decreased from $2,120,000 at December 31, 2005 to $237,000 at June 30, 2006 due to a reduction in the Company’s share price over the period.

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
     At June 30, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.
     On June 28, 2006, the Company entered into a Conversion Agreement with the holders of the Subordinated Notes. As an inducement for the note holders to convert the Subordinated Notes into Tethys common stock, the Company agreed to issue the note holders 13,000,000 warrants (“Conversion Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. The Company will recognize the fair market value of the Conversion Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion agreement been effective as of June 30, 2006, the Company would have recorded compensation from the Conversion Warrants of $3,827,200 based on a valuation using the Black-Scholes model.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has consented to an extension to the period within which the data should be acquired to the end of 2007. The total commitment over the remaining period is $350,000.
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
     On February 4, 2005, NOC and PFG agreed to terminate the Sales Agreement and enter into a new agreement (“New Agreement”) whereby PFG would receive an immediate repayment of its Security Deposit and obtain an extended term over which it can purchase crude oil produced from the Ninotsminda Field while NOC receives better commercial terms for the sale of its production. The New Agreement has a minimum term of 45 months and contains the following principal terms:
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
(3) The price for the oil will be in US Dollars per net US Barrel equal to the average of the mean of three quotations in Platts Crude Oil Marketwire© for Brent Dated Quotations minus a discount: ranging for sales (a) up to the Minimum Contract Quantity from $6.00 to $7.50 based on Brent prices per barrel ranging from less than $15.00 to greater than $25.01, respectively; and (b) for sales of oil in excess of the Minimum Contract Quantity at the commercial discount in Georgia for oil of similar quality less $0.10 per barrel with the maximum discount being $6.00 per barrel for export sales and $5.50 per barrel for local sales; and
(4) PFG will pay NOC for the monthly quantity of oil in advance of delivery.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on June 30, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defences to this claim and intend to defend it vigorously.

     Under the Ninotsminda PSC, Ninotsminda Oil Company Ltd is required to relinquish at least half of the area then covered by the production sharing contract, but not in portions being actively developed, at five year intervals commencing December 1999. In 1998, these terms were amended with the initial relinquishment being due in 2008 and a reduction in the area to be relinquished at each interval from 50% to 25% whereby the Contractor selects the relinquishment portions.
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
     Our 2004 Long-Term Stock Incentive Plan, as amended, (“2004 Plan”) allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. As of June 30, 2006, options to acquire an aggregate of 7,896,000 shares of common stock had been granted under this Plan and were outstanding, 4,374,000 of which are currently vested.
     Lease Commitments – We lease office space under non-cancellable operating lease agreements.
Results of Continuing Operations
Six Month Period Ended June 30, 2006 Compared to Six Month Period Ended June 30, 2005
     We recorded operating revenue from continuing operations of $2,002,000 during the six month period ended June 30, 2006 compared with $1,350,000 for the six month period ended June 30, 2005. The increase is attributable mainly to a higher price per barrel realized by the Company in 2006 and also to higher sales volumes achieved from the Ninotsminda Field in 2006. Ninotsminda Oil Company Limited (“NOC”) sold 30,319 barrels of oil for the six month period ended June 30, 2006 compared to 37,870 barrels of oil for NOC for the six month period ended June 30, 2005.
     NOC generated $2,002,000 of oil and gas revenue in the six month period ended June 30, 2006 compared with $1,350,000 for the six month period ended June 30, 2005 primarily due to a higher average net sales price achieved in the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 and also partly due to higher sales volumes achieved in the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005. Its net share of the 93,975 (518) barrels per day of gross oil production for sale from the Ninotsminda Field in the period amounted to 60,967 barrels. In the period, 30,648 barrels of oil were added to storage. For the six month period ended June 30, 2005, NOC’s net share of the 95,027 barrels (525 barrels per day) of gross oil production was 61,767 barrels.
     NOC’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first half of 2006 averaged $59.07 per barrel as compared with an average of $36.10 per barrel in the first half of 2005. NOC’s net share of the 512,182 thousand cubic feet (mcf) of gas delivered was 332,918 mcf at an average net sale price of $0.63 per mcf of gas for the six month period ended June 30, 2006. For the six month period ended June 30, 2005, NOC’s net share of the 89,300 thousand cubic feet (mcf) of gas delivered was 46,307 mcf at an average net sale price of $0.53 per mcf of gas.
     The operating loss from continuing operations for the six month period ended June 30, 2006 amounted to $6,969,000 compared with an operating loss of $5,034,000 for the six month period ended June 30, 2005. The increase in operating loss is attributable to increased field operating expenses, increased selling, general and administration costs, increased depreciation, depletion and amortization, partially offset by increased oil and gas revenue and reduced direct project costs.
     Field operating expenses increased to $894,000 for the six month period ended June 30, 2006 as compared to $572,000 for the six month period ended June 30, 2005. The increase is primarily a result of lower costs deferred to inventory as at the end of June 30, 2006 compared to the corresponding period in 2005.
     Direct project costs decreased to $442,000 for the six month period ended June 30, 2006, from $606,000 for the six month period ended June 30, 2005 primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs increased to $6,103,000 for the six month period ended June 30, 2006 from $4,175,000 for the six month period ended June 30, 2005. The increase is a result of consolidating the results of our Kazakhstan related subsidiaries, increased legal fees, non cash stock compensation expense and a general increase in corporate activity.
     The increase in depreciation, depletion and amortization expense to $1,531,000 for the six month period ended June 30, 2006 from $1,031,000 for the six month period ended June 30, 2005 is attributable principally to increased production for the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005.
     The increase in other expense to $1,977,000 for the six month period ended June 30, 2006, from $280,000 for the six month period ended June 30, 2005 is primarily a result of higher loan interest payable, amortised debt discount and increased levels of bad debts partially offset by foreign exchange gains and higher interest income as a of result placing surplus cash on term deposits until needed.
     The loss from continuing operations of $8,946,000 or $0.04 per share for the six month period ended June 30, 2006 compares to a net loss from continuing operations of $5,314,000 or $0.03 per share for the six month period ended June 30, 2005. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2006 than during the six month period ended June 30, 2005, principally due to the issue of shares in respect of the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005, the issue of shares in respect of the Tethys Petroleum Investments Limited buyout and the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006.
Three Month Period Ended June 30, 2006 Compared to Three Month Period Ended June 30, 2005
     We recorded operating revenue from continuing operations of $1,303,000 during the three month period ended June 30, 2006 compared with $742,000 for the three month period ended June 30, 2005. The increase is primarily attributable to a higher price per barrel realized by the Company in 2006 and also due to higher sales volumes achieved from the Ninotsminda Field in 2006. Ninotsminda Oil Company Limited (“NOC”) sold 21,059 barrels of oil for the three month period ended June 30, 2006 compared to 17,480 barrels of oil for the three month period ended June 30, 2005.
     NOC generated $1,303,000 of oil and gas revenue in the three month period ended June 30, 2006 compared with $742,000 for the three month period ended June 30, 2005 primarily due to a higher price per barrel realized by the Company in 2006 and also due to higher sales volumes achieved from the Ninotsminda Field in 2006. Its net share of the 45,874 (504 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 29,818 barrels. In the period, 8,759 barrels of oil were added to storage. For the three month period ended June 30, 2005, NOC’s net share of the 50,481 barrels (555 barrels per day) of gross oil production was 32,813 barrels.
     NOC’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the second quarter of 2006 averaged $59.77 per barrel as compared with an average of $41.23 per barrel in the second quarter of 2005. Its net share of the 97,117 thousand cubic feet (mcf) of gas delivered was 63,216 mcf at an average net sale price of $0.70 per mcf of gas. For the three month period ended June 30, 2005, NOC’s net share of the 85,037 mcf of gas delivered was 43,535 mcf at an average net sales price of $0.49 per mcf of gas.

     The operating loss from continuing operations for the three month period ended June 30, 2006 amounted to $3,254,000 compared with an operating loss of $2,375,000 for the three month period ended June 30, 2005. The increase in operating loss is attributable to increased field operating expenses, selling, general and administration costs and depreciation, depletion and amortization, reduced oil and gas revenue, partially offset by reduced direct project costs in the period.
     Field operating expenses increased to $484,000 for the three month period ended June 30, 2006 as compared to $275,000 for the three month period ended June 30, 2005. The increase is primarily a result of lower costs deferred to inventory as at the end of June 30, 2006 compared to the corresponding period in 2005.
     Direct project costs decreased to $174,000 for the three month period ended June 30, 2006, from $298,000 for the three month period ended June 30, 2005, primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs increased to $3,181,000 for the three month period ended June 30, 2006 from $2,026,000 for the three month period ended June 30, 2005. The increase is a result of consolidating the results of our Kazakhstan related subsidiaries, increased legal fees, non cash stock compensation expense and a general increase in corporate activity.
     The increase in depreciation, depletion and amortization expense to $719,000 for the three month period ended June 30, 2006 from $519,000 for the three month period ended June 30, 2005 is attributable principally to increased production for the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005.
     The increase in other expense to $155,000 for the three month period ended June 30, 2006, from $58,000 for the three month period ended June 30, 2005 is primarily a result of higher loan interest payable, amortised debt discount, increased levels of bad debts partially offset by foreign exchange gains and higher interest income as a result of placing surplus cash on term deposits until needed.
     The loss from continuing operations of $3,409,000 or $0.02 per share for the three month period ended June 30, 2006 compares to a net loss from continuing operations of $2,433,000 or $0.01 per share for the three month period ended June 30, 2005. The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2006 than during the three month period ended June 30, 2005, principally due to the issue of shares in respect of the Samgori purchase in April 2004, the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005, the issue of shares in respect of the Tethys Petroleum Investments Limited buyout and the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006.
Results of Discontinued Operations
Six Month Period Ended June 30, 2006 Compared to Six Month Period Ended June 30, 2005
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
     The net income from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2006 of $782,000 increased from $584,000 for the six month period ended June 30, 2005 due to the activities of CanArgo Samgori Limited (“CSL”). On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $1,003,000 of oil and gas revenue in the six month period ended June 30, 2006 compared with $1,216,000 for the six month period ended June 30, 2005 primarily due to a higher average net sales price achieved in the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 partially offset by lower sales volumes achieved in the six month period ended June 30, 2006 compared to the six month period ended June 30, 2005 partially offset. Its net share of the 10,226 (218 barrels per day) of gross oil production for sale from the Samgori Field in the period up to February 16, 2006, the date of withdrawal, amounted to 3,835 barrels. In the period, 5,141 barrels of oil were added to storage. For the six month period ended June 30, 2005, CSL’s net share of the 89,848 barrels (491 barrels per day) of gross oil production was 33,693 barrels.
     CSL’s entire share of production was either sold locally in Georgia under international contracts or added to storage. Net sale prices for CSL oil sold during the first half of 2006 averaged $59.57 per barrel as compared with an average of $42.58 per barrel in the first half of 2005.
Three Month Period Ended June 30, 2006 Compared to Three Month Period Ended June 30, 2005
     The net income from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2006 of $704,000 increased from $176,000 due to the activities of CanArgo Samgori Limited (“CSL”). On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $736,000 of oil and gas revenue in the three month period ended June 30, 2006 compared with $491,000 for the three month period ended June 30, 2005.
     CSL’s entire share of production was either sold locally in Georgia under international contracts or added to storage. Net sale prices for CSL oil sold during the three month period ended June 30, 2006 averaged $59.77 per barrel as compared with an average of $43.20 per barrel during the three month period ended June 30, 2005.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 16, which is incorporated herein by reference.
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
Item 4. Controls and Procedures
Disclosure Control and Procedures
     We reported in out Form 10-K filed with the Securities and Exchange Commission on March 16, 2006 that we had identified material weaknesses in our internal control over financial reporting which are listed below.
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
     We have identified the following material weaknesses in internal control over financial reporting:
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. We have concluded that our internal control over financial reporting was ineffective as of June 30, 2006 and that we have material weaknesses in each of the following areas:
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
     As of June 30, 2006 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control in the second quarter.
     However a Corporate Whistleblowing Policy was formulated giving employees access to a dedicated independent “Hotline”. The Policy was issued to senior management for circulation to employees. Also a Country Financial Controller was recruited in July 2006 in Kazakhstan in order to strengthen the financial close process at both Head Office and Kazakhstan.

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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.0 million at the exchange rate of GEL to US dollars in effect on June 30, 2006). At a hearing in March 2006 the defendants increased the amount of damages sought to 50,000 GEL (approximately $27,000) per defendant, which increased the total claim to approximately $169,000,000.
     The Company has been named in a legal action action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki oil field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $527,000 at June 30, 2006 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at June 30, 2006 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 3, 2006, we finalised a private placement with a limited group of private investors arranged by Ingalls & Snyder LLC of New York City all of whom represented that they qualified as “accredited investors” under Rule 501 (a) promulgated under the Securities Act as amended (“the Purchasers”).In connection with the placement we entered into a Note Warrant Purchase Agreement pursuant to which we issued Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”). The Senior Subordinated Notes and Warrants were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of The Securities Act of 1933, as amended (“Securities Act”), and Regulation D promulgated thereunder. The Senior Subordinated Notes are convertible at the option of the holder, into shares of Tethys Petroleum Investments Limited or into shares of CanArgo Common Stock. In the event that CanArgo issues certain specified securities at a price of less than $1.37 per share the conversion price shall be reset accordingly. As a result of the issuance of the 12% Note, the conversion price has been reset to $1.00.
     On June 28, 2006, we finalised a private placement with Persistency of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock, par value US$0.10 per share (“Warrant Shares”), at an exercise price of US$1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “Note Warrants”). We entered into a Note and Warrant Purchase Agreement dated as of June 28, 2006 (“Note Purchase Agreement”) with Persistency (the “Purchaser”) which qualified as an “accredited investor” under Rule 501(a) promulgated under the Securities Act. Pursuant to the Note Purchase Agreement, we issued the 12% Note and the Note Warrants in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. The 12% Note is convertible into shares of CanArgo Common Stock. In the event that CanArgo issues certain specified securities at a price of less than $1.00 per share the conversion price shall be reset accordingly.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2006 Annual Meeting of Stockholders, held at Salon Latour, Langham Hotel, 250 Franklin Street, Boston MA 02110, U.S.A. on May 9, 2006, the following resolutions were adopted:
1	The following persons were elected as directors of the Company by a plurality of the votes cast at the meeting:

	For	Withheld
David Robson	179,146,754	9,015,701
Vincent McDonnell	179,378,386	8,784,069
Michael Ayre	182,515,404	5,647,051
Russ Hammond	180,040,661	8,121,794
Nils Trulsvik	179,809,026	8,353,429
2	The total number of shares of all classes of stock which the Corporation shall have authority to issue is 380,000,000, consisting of 5,000,000 shares of Preferred Stock, par value ten cents ($0.10) per share; and 375,000,000 shares of Common Stock, par value ten cents ($0.10) per share, and also that the Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series to the extent permitted by the Delaware General Corporation Law, as amended, from time to time.

For	Against	Abstain
180,185,623	7,711,408	237,424
3	The number of shares of common stock issuable under the Company’s 2004 Long Term Stock Incentive Plan was increased by an additional 7,500,000 shares.

For	Against	Abstain
56,721,025	15,840,467	168,300

Item 6. Exhibits
     (a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004).

4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(9)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated herein by reference from Form 8-K dated June 28, 2006).

4(10)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(14)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(15)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(16)	Security Interest Agreement (Securities) dated July 25, 205 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(17)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(18)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(19)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the 12% Notes (Incorporated herein by reference from Form 8-K dated June28, 2006).

10(21)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(22)	Conversion Agreement dated June 28, 2006 by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(23)	Gas Supply Contract between BN Munai LLP and Gaz Impex S.A. LLP dated January 5, 2006 (Incorporated herein by reference from Form 8-K dated January 5, 2006)

10(24)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo Energy Corporation (Incorporated herein by reference from Form 8-K dated March 8, 2006)

*10(25)	Form of Management Service Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q)

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANARGO ENERGY CORPORATION

Date: August 9, 2006	By:	/s/ Jeffrey Wilkins

Jeffrey Wilkins
Chief Financial Officer