Form 10-Q
period 2006-09-30
CANARGO ENERGY CORP
filed 2006-11-09
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on November 1, 2006 was 237,132,390.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
Bbl	= barrels
Bbtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
Bopd	= barrels of oil per day
MBbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MCM	= thousand cubic metres
[MBtu	= million British thermal units
[MMcf	= million cubic feet
[MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
GL	= natural gas liquids
Btu	= trillion British thermal units
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2006	2005
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$17,333,598	$18,540,558
Restricted cash	299,928	3,181,672
Accounts receivable	915,636	413,183
Crude oil inventory	416,822	886,250
Prepayments	5,229,532	4,375,855
Assets to be disposed	6,997	5,112
Assets held for sale	600,000	600,000
Other current assets	142,929	150,712

Total current assets	$24,945,442	$28,153,342

Non Current Assets
Investments	154,073	—
Accounts receivable	375,099	—
Prepaid financing fees	471,664	246,910

Capital assets, net (including unevaluated amounts of $59,600,917 and $50,644,999, respectively)	138,590,595	119,048,049

Total Assets	$164,536,873	$147,448,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$2,867,258	$5,270,916
Loans payable	—	964,142
Accrued liabilities	7,102,689	6,356,623
Liabilities to be disposed	647,376	753,966

Total current liabilities	$10,617,323	$13,345,647

Long term debt	39,118,021	25,000,000
Other non current liabilities	1,847,742	1,001,041
Provision for future site restoration	589,718	253,000

Total Liabilities	$52,172,804	$39,599,688

Commitments and contingencies

Temporary Equity	$3,899,080	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 375,000,000 shares at September 30, 2006 and 300,000,000 at December 31, 2005; shares issued, issuable and outstanding - 224,882,606 at September 30, 2006 and 222,586,867 at December 31, 2005	22,488,259	22,258,685
Capital in excess of par value	217,060,531	202,892,303
Deferred compensation expense	—	(2,220,399)
Accumulated deficit	(131,083,801)	(117,201,506)

Total stockholders’ equity	$108,464,989	$105,729,083

Total Liabilities, Temporary Equity and Stockholders’ Equity	$164,536,873	$147,448,301

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,090,147	$2,580,847	$4,092,224	$3,931,039

	2,090,147	2,580,847	4,092,224	3,931,039

Operating Expenses:
Field operating expenses	446,010	756,309	1,340,169	1,328,343
Direct project costs	235,159	303,768	677,656	909,525
Selling, general and administrative	4,180,527	3,277,869	10,283,885	7,453,297
Depreciation, depletion and amortization	720,646	769,909	2,251,574	1,800,947

	5,582,342	5,107,855	14,553,284	11,492,112

Operating Loss from Continuing Operations	(3,492,195)	(2,527,008)	(10,461,060)	(7,561,073)

Other Income (Expense):
Interest, net	(1,954,296)	(458,088)	(4,194,903)	(437,614)
Foreign exchange gains (losses)	(163,653)	(51,587)	220,800	(105,012)
Other	(89,819)	234,343	(210,551)	142,177
Equity Loss from investments	—	—	—	(155,016)

Total Other Expense	(2,207,768)	(275,332)	(4,184,654)	(555,465)

Loss from Continuing Operations Before Taxes	(5,699,963)	(2,802,340)	(14,645,714)	(8,116,538)

Income taxes	—	—	—	—

Loss from Continuing Operations	(5,699,963)	(2,802,340)	(14,645,714)	(8,116,538)

Net Income (Loss) from Discontinued Operations, net of taxes	(18,154)	(139,590)	763,419	444,649

Net Loss and Comprehensive Loss	$(5,718,117)	$(2,941,930)	$(13,882,295)	$(7,671,889)

Weighted average number of common shares outstanding
- Basic	224,260,628	221,485,695	223,942,445	207,880,022

- Diluted	224,260,628	221,485,695	223,942,445	207,880,022

Basic and Diluted Net Loss Per Common Share
- from continuing operations	$(0.03)	$(0.01)	$(0.07)	$(0.04)
- from discontinued operations	$(0.00)	$(0.00)	$0.00	$0.00

Basic and Diluted Net Loss Per Common Share	$(0.03)	$(0.01)	$(0.06)	$(0.04)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
	2006	2005
	(Expressed in United States dollars)
Operating activities:
Loss from continuing operations	(14,645,714)	(8,116,538)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	1,672,651	1,762,890
Non-cash interest expense and amortization of debt discount	3,363,463	608,132
Common stock issued for services	—	53,600
Non-cash miscellaneous expenses	—	32,890
Depreciation, depletion and amortization	2,251,574	1,800,947
Equity loss (income) from investments	—	155,016
Allowance for doubtful accounts	234,021	155,686
Changes in assets and liabilities:
Restricted cash	2,881,744	(1,755,269)
Cash Investments	(154,073)	—
Accounts receivable	(1,049,822)	1,062,975
Inventory	469,428	(357,835)
Prepayments	(66,186)	37,000
Other current assets	7,783	(7,805)
Accounts payable	(2,889,348)	(785,137)
Deferred revenue	—	(3,044,321)
Accrued liabilities	(455,115)	696,477

Net cash used by continuing operating activities	(8,379,593)	(7,701,292)

Investing activities:
Capital expenditures	21,039,480	(25,853,318)
Acquisitions, net of cash acquired	—	609,553
Change in non-cash working capital items	(672,333)	(395,514)

Net cash used in investing activities	(21,711,813)	(25,639,279)

Financing activities:
Proceeds from sale of common stock	527,349	4,429,303
Share issue costs	—	(581,877)
Proceeds from loans	28,000,000	40,000,000
Repayment of loans	—	(7,200,000)
Deferred loan costs	(297,846)	(385,630)

Net cash provided by financing activities	28,229,503	36,261,796

Discontinued activities:
Net cash generated by operating activities	654,943	(518,271)
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—

Net cash flows from assets and liabilities held for sale and to be disposed	654,943	(518,271)

Net increase (decrease) in cash and cash equivalents	(1,206,960)	2,402,954
Cash and cash equivalents, beginning of period	18,540,558	24,617,047

Cash and cash equivalents, end of period	$17,333,598	$27,020,001

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1. Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in note 18, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.
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
2 Dismantlement, Restoration and Environmental Costs
     Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at September 30, 2006 and December 31, 2005, the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $589,718 and $253,000, respectively.
3 Stock Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $1,672,651 as of September 30, 2006 and the weighted average period over which this cost will be recognized is approximately 4 months.

4 Foreign Operations
     Our current and future operations and earnings depend upon the results of our operations primarily in Georgia and to a lesser degree in the Republic of Kazakhstan (“Kazakhstan”). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.
5 Restricted Cash
     In the first quarter of 2005 we funded a certificate of deposit in the amount of $3,900,000 to secure the issuance of a letter of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A. Under the terms of the letter of credit $1,100,000 was released and became unrestricted cash in July 2005. The remaining deposit became unrestricted in August 2006.
     In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under the drilling contract we entered into with Baker Hughes International. This deposit is due to become unrestricted in December 2006.
6 Accounts Receivable
     Accounts receivable at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current Assets
Trade receivables before allowance for doubtful debts	$1,252,847	$919,512
Allowance for doubtful debts	(1,246,089)	(910,047)
Insurance receivable	813,646	31,755
Fees due from underwriters	—	180,000
Other receivables	95,232	191,963

	$915,636	$413,183

Non Current Assets
Other receivables	$375,099	$—

	$375,099	$—

     Bad debt expense for the nine month periods ended September 30, 2006 and 2005 was $234,021 and $155,686 respectively.
     In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers, in the second quarter of 2005 and a further $560,000 in the third quarter of 2006, in respect of costs incurred to date. As of September 30, 2006 and December 31, 2005, $338,981 and $31,755 was recorded as a receivable, respectively. In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost in the Manavi 12 well. As of September 30, 2006, $474,665 was recorded as a receivable in connection with this claim.
     Non current asset accounts receivables of $375,099 at September 30, 2006 relate to VAT amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.
7 Inventory
     Inventory of crude oil at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Crude oil	$416,822	$886,250

	$416,822	$886,250

8 Prepayments
     Prepayments consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling Contractors and Pipeline Suppliers	$4,730,437	$4,053,471
Financing Fees	96,408	115,158
Other	402,687	207,226

	$5,229,532	$4,375,855

9 Investments
     Investments at September 30, 2006 consisted of bank deposits with a maturity date of April 27, 2008. These deposits have been placed to satisfy local Kazakhstan requirements in respect of asset retirement obligations.
10 Prepaid financing fees
     Prepaid financing fees at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Commission and Professional fees	$471,664	$246,910

	$471,664	$246,910

     Prepaid financing fees as at September 30, 2006 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009, a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 and a $5,000,000 issue of Senior Secured Notes by CanArgo’s wholly owned subsidiary Tethys, with a group of investors, discussed in Note 12 and which are to be amortized as interest payable over the term of the loans.
     Prepaid financing fees as at December 31, 2005 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009.
11 Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at September 30, 2006:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$97,639,354	$(27,912,571)	$69,726,783
Unproved properties	59,600,917	—	59,600,917

	157,240,271	(27,912,571)	129,327,700

Property and Equipment
Oil and gas related equipment	13,916,939	(5,485,544)	8,431,395
Office furniture, fixtures and equipment and other	1,322,763	(491,263)	831,500

	15,239,702	(5,976,807)	9,262,895

	$172,479,973	$(33,889,378)	$138,590,595

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2005:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$83,451,848	$(26,033,501)	$57,418,347
Unproved properties	50,644,999	—	50,644,999

	134,096,847	(26,033,501)	108,063,346

Property and Equipment
Oil and gas related equipment	15,453,405	(5,146,040)	10,307,365
Office furniture, fixtures and equipment and other	1,135,601	(458,263)	677,338

	16,589,006	(5,604,303)	10,984,703

	$150,685,853	$(31,637,804)	$119,048,049

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.

     During the period we transferred $6,369,369 of capital asset costs, into the full cost pool from unproved properties, relating to an abandonment of part of the Norio MK72 well and a 25% field acreage relinquishment of the Norio Production Sharing Agreement.
     Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Norio Fields.
12 Loans Payable and Long Term Debt
     Loans payable at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Short term loans payable:
Loan with detachable warrants	$—	$1,050,000
Unamortized debt discount	—	(85,858)

Loans payable	$—	$964,142

Long term debt:
Senior Convertible Secured Loan Notes	$25,000,000	$25,000,000
Senior Subordinated Convertible Guaranteed Loan Notes	13,000,000	—
12% Subordinated Convertible Guaranteed Loan Note	10,000,000
Tethys Senior Secured Notes	5,000,000
Unamortized debt discount	(13,881,979)	—

Long term debt	$39,118,021	$25,000,000

     In order to ensure timely procurement of long lead items for our drilling programs in Georgia and Kazakhstan and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during the third quarter of 2006 are described below.
     Long Term Loan with Detachable Warrants: This loan, the balance of which was $1,050,000 at date of conversion, from Salahi Ozturk was advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004. On February 14, 2006 the loan converted into 1,521,739 shares of our common stock.
     Senior Secured Convertible Notes: On July 25, 2005, CanArgo completed a private placement of $25,000,000 in aggregate principal amount of our Senior Convertible Secured Loan Notes due July 25, 2009 (the “Senior Secured Notes”) with a group of private investors (the “Purchasers”) all of which qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act of 1933 as amended, (the “Securities Act”) arranged through Ingalls & Snyder LLC of New York City, as Placement Agent, pursuant to a Note Purchase Agreement of even date (the “Senior Note Purchase Agreement”). The Company paid approximately $100,000 of legal fees for the Purchasers and a $250,000 arrangement fee to Orion Securities in connection with the Senior Secured Notes.
     The unpaid principal balance under the Senior Secured Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31, 2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,

     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2005 and 10% from January 1, 2006) and the effective interest rate (12.3% per annum) totalled $1,432,290 as of September 30, 2006 and has been accrued as a non-current liability.
     The Company is amortising the professional fees incurred in relation to the Senior Secured Notes over the term of the Senior Secured Notes.
     The Senior Secured Notes are convertible any time, in whole or in part, at the option of the Note holder, into shares of CanArgo common stock (the “Conversion Stock”) which is subject to (a) customary anti-dilution adjustments and (b) adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities), at a price per share of less than $0.90 per share, as adjusted (the “CanArgo Conversion Price”), determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price.
     We may, at our option without the consent of Note holders, upon not less than 90 days and not more than 120 days prior written notice, prepay at any time and from time to time after July 31, 2006, all or any part of the Senior Secured Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after July 31, 2006; 104% after January 1, 2007; 103% after July 1, 2007; 102% after January 1, 2008; 101% after July 1, 2008, and 100% after January 1, 2009, together with all accrued and unpaid interest.
     The Senior Secured Notes are subject to mandatory prepayment due to a change in control of the Company, as defined by the Senior Note Purchase Agreement.
     In connection with the execution and delivery of the Senior Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act and indemnify the purchasers in connection with the registration. Under the terms of a Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to the Conversion Stock. The Conversion Stock was registered on a Registration Statement on Form S-1 which was declared effective by the SEC on January 30, 2006.
     The Senior Secured Notes are secured by substantially all of the assets of the Company and its subsidiaries and contain certain negative and affirmative covenants and also restricts the ability of the Company to pay dividends to its common stockholders until the loan and all accrued interest have been paid or the Note holders elect to convert their loans to common stock. (See page 35 “Liquidity and Capital Resources” section of Item 2 below for a more detailed discussion of covenants).
     The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.
     Senior Subordinated Convertible Guaranteed Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Senior Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment as defined below, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, are being used to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys

Petroleum Limited (“Tethys”), the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Subordinated Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) which totalled $4,401,230 as of September 30, 2006 and has been accrued as a non-current liability.
     We entered into a Note and Warrant Purchase Agreement dated as of March 3, 2006 (“Senior Subordinated Note Purchase Agreement”) with a limited group of private investors (the “Purchasers”) all of whom qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act. Pursuant to the Note Purchase Agreement, we issued the Senior Subordinated Notes, one of which was issued to Ingalls & Snyder LLC as nominee for certain Purchasers, and the Warrants, one of which was also issued to Ingalls & Snyder LLC as nominee for certain Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers for whom Ingalls & Snyder LLC acts as nominee is deemed a beneficial holder of the Senior Subordinated Note and Warrant issued in Ingalls & Snyder LLC’s name and such Purchasers may each be assigned their own Senior Subordinated Note and Warrant as provided in the Senior Subordinated Note Purchase Agreement.
The principal terms of the Senior Subordinated Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the Senior Subordinated Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semi-annually on June 30 and December 30 in cash at the rate of 3% per annum until December 31, 2006 and 10% per annum thereafter and (b) at the rate of 3% per annum above the applicable rate on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after March 1, 2007, all or any part of the Senior Subordinated Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after March 1, 2007; 104% after September 1, 2007; 103% after March 1, 2008; 102% after September 1, 2008; 101% after March 1, 2009, and 100% after September 1, 2009, together with all accrued and unpaid interest.
Mandatory Prepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the Senior Subordinated Notes, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the Senior Subordinated Notes shall be in an amount equal to 101% of the outstanding principal amount of such Senior Subordinated Notes, together with interest on such Senior Subordinated Notes accrued to the date of prepayment. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to March 3, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Senior Subordinated Notes (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.

Conversion. The Senior Subordinated Notes are convertible, in whole or in part, (A) into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of $1.37 (the “CanArgo Conversion Price”), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the Company’s Senior Secured Notes) at a price per share of less than $1.37 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price and (B) for a period of one year from closing (or until 30 days after receipt of the consent of the Senior Secured Note holders is obtained if such conversion is prevented under the terms of the Senior Secured Notes) into shares of common stock of Tethys, with a nominal value of £0.10 per share (“Tethys Conversion Stock” and together with the CanArgo Conversion Stock, collectively, the “Conversion Stock”) at a conversion price per share based on a formula determined by dividing the sum of $52 million plus the amount of any unreimbursed amounts advanced by the Company to Tethys by 100,000 (“Tethys Conversion Price” and together with the CanArgo Conversion Price, collectively, the “Conversion Price”) in the Note holders’ Relevant Percentages (as defined in the Senior Subordinated Note Purchase Agreement). The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Senior Subordinated Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Senior Subordinated Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the Senior Subordinated Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to all shares of the Company’s common stock issuable upon conversion of the Senior Subordinated Notes and all shares of the Company’s common stock issuable upon exercise of the Warrants. The Company has not provided the Purchasers with any registration rights in relation to the Tethys Conversion Stock. Under the Registration Rights Agreement the Company has agreed to use all commercially reasonable efforts to file a Registration Statement on Form S-3 or Form S-1 in respect of the CanArgo Conversion Stock by December 31, 2006.
Security. Payment of all amounts due and payable under the Senior Subordinated Note Purchase Agreement, the Senior Subordinated Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the Senior Subordinated Note Purchase Agreement) it shall cause such Subsidiary to execute a Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Senior Subordinated Note Purchase Agreement.
Subordination. Payments on the Senior Subordinated Notes and under the Subordinated Subsidiary Guaranty are subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the Senior Subordinated Notes agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the Senior Subordinated Notes or otherwise realize under the Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of any of the foregoing.
Covenants. Under the terms of the Senior Subordinated Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 50% of the outstanding principal amount of the Senior Subordinated Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchasers (not in excess of US$75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Senior Subordinated Note Purchase Agreement (other than certain permitted indebtedness); cancelling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Senior Subordinated Note Purchase Agreement); adopting any anti-take-over defences except as permitted by the Senior Subordinated Note Purchase Agreement, and restricting distributions of Tethys cash flow to CanArgo except for certain reimbursements of payments made by CanArgo on Tethys’ behalf, or in respect of management fees and overhead not to exceed $100,000 per month. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 business days, any interest, payable under the Senior Subordinated Note or any Loan Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of $2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Note holders (other than for an increase in the number of authorized shares of the Company’s common stock from 300 million to 375 million shares); or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Senior Subordinated Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Senior Subordinated Note Purchase Agreement).
Other than for certain Events of Default that will result in an automatic acceleration without notice, such as bankruptcy, if an Event of Default occurs and is continuing, the Required Holders may at any time at its or their option, by notice to CanArgo, declare all outstanding Senior Subordinated Notes to be immediately due and payable and holders of the Senior Subordinated Note may proceed to enforce their rights under the Loan Documents at law or in equity. CanArgo is responsible for the payment of all costs of collection, including all reasonable legal fees actually incurred in connection therewith.
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
Miscellaneous. The execution of the Senior Subordinated Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes pursuant to a Waiver, Consent and Amendment dated as of March 3, 2006 (“Waiver, Consent and Amendment Agreement”). Under the terms of the Waiver, Consent and Amendment Agreement, the holders of the Senior Secured Notes further consented to certain amendments to the Note Purchase Agreement dated July 25, 2005 among the Company and Ingalls & Snyder Value Partners, L.P together with the other purchasers listed therein to provide for the amendment or termination of the Company’s or any of the Subsidiaries’ interests in the Production Sharing Contract dated May 2001 among the State Agency of Georgia, Georgian Oil and National Petroleum Limited (the “Samgori PSC”), a Basic Document as defined in the Senior Note Purchase Agreement, including without limitation, a waiver of the negative covenants set forth in Section 11.10 of the Senior Note Purchase Agreement and an increase in the authorized capital stock of the Company to 380 million shares of which 375 million             shares shall constitute common stock and 5 million shares shall constitute preferred stock. The Senior Subordinated Note Purchase Agreement, the Senior Subordinated Note, the Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.
     The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company had initially recorded a discount to the Senior Subordinated Note in the amount of approximately $6,483,000 based on the relative fair value of the beneficial conversion feature and warrants of $2,245,000 and $4,238,000, respectively.
     We used the following assumptions to determine the fair value of the Senior Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$1.16
Risk free rate of interest	4.72%
Expected life of warrant – months	24
Dividend rate	—
Historical volatility	68.6%
     On June 28, 2006, we announced that we had entered into the private placement with Persistency, a Cayman Islands company, of a $10,000,000 issue of a 12% Subordinated

Convertible Guaranteed Note due June 28, 2010 (see “12% Subordinated Convertible Guaranteed Note” below) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (“Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Note Warrants”) which is described more fully below.
     As a result of entering into this private placement we issued warrants at an exercise price below $1.37 and therefore the terms of the Senior Subordinated Note Purchase Agreement and related agreements dictated that the conversion and warrant exercise prices under the Senior Subordinated Note Purchase Agreement be reset to $1.00 per share as described above.
     The Company therefore recorded an additional debt discount of $3,683,000 to the Senior Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000, respectively.
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
     In a separate transaction Persistency have arranged the acquisition of $5 million of the Senior Subordinated Notes including its conversion obligations into Tethys.
     On June 28, 2006, the Company entered into a conversion agreement (“Conversion Agreement”) with the holders of the Senior Subordinated Notes. The Senior Subordinated Notes are to be converted within 5 days prior to the effective date of any Tethys Spin-Out. Provided that the Tethys Spin-Out is completed on a pre-money enterprise value of at least $52,000,000, the conversion price of the Senior Subordinated Notes will be in accordance with the terms of the Senior Subordinated Notes. In the event that the Tethys Spin-Out is completed on a pre-money enterprise value of less than $52,000,000, the Subordinated Noteholders shall be issued additional shares of Tethys common stock to cause the aggregate value of the Tethys common stock issued upon conversion to equal $13,000,000 at the Spin-Out price.
     As an inducement for the Note holders to convert the Senior Subordinated Notes into Tethys common stock, the Company agreed to issue the Note holders 13,000,000 warrants (“Compensation Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. We issued Compensation Warrants to purchase 5,000,000 shares on June 28, 2006 to Persistency, subject to restrictions on their right to sell, borrow against or pledge the underlying common stock until the Tethys Spin Out is effective. In addition, we entered into an irrevocable call option in which the Company has the right, but not the obligation, to repurchase the underlying common stock at $1 per share in the event that Persistency exercises its rights under the warrant and acquires our common stock and the Tethys Spin Out is never consummated. The remaining Compensation Warrants are effective upon the conversion of the Senior Subordinated Notes into Tethys common stock. All of the Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all the warrants originally issued under certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the purchasers listed therein are exercised by the holders thereof and the average closing price for the Company’s Common Stock on the American Stock Exchange or, if the Common Stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above U.S. $2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days; or (iii) in the event the Tethys Spin-Out does not occur on or prior to December 31, 2006 (the “Exercise Period”). The Exercise Period may also be extended by the Company’s Board of Directors.

     Pursuant to FAS 84 “Induced Conversions of Convertible Debt — an Amendment of APB Opinion No. 26”, the Company will recognize the fair market value of the Compensation Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion Agreement been effective as of September 30, 2006, the Company would have recorded compensation from the Compensation Warrants of $3,827,200 based on a valuation using the Black-Scholes model. If the Senior Subordinated Notes are not converted to Tethys common stock per the terms of the Conversion Agreement, the Compensation Warrants will expire and the Company will not recognize any expense related to this inducement to convert. As of September 30, 2006, the fair market value of the Compensation Warrants is a contingent liability and was not recorded in the September 30, 2006 balance sheet or statement of operations.
     We used the following assumptions in our Black Scholes model to determine the fair value of the Senior Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.3%
Expected life of warrant – days	1,161
Dividend rate	—
Historical volatility	64.3%
     12% Subordinated Convertible Guaranteed Note : On June 28, 2006, we entered into a $10,000,0000 private placement with Persistency (the “Purchaser”) of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (“Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Note Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees (estimated at $150,000), will be used to fund our appraisal and development activities in Georgia including further development of the Ninotsminda Field and potentially appraisal of the Kumisi gas discovery.
     We entered into a Note and Warrant Purchase Agreement dated as of June 28, 2006 (“12% Note Purchase Agreement”) with the Purchaser which qualified as an “accredited investor” under Rule 501(a) promulgated under the Securities Act. Pursuant to the 12% Note Purchase Agreement, we issued the 12% Note and the 12% Note Warrants in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
     The terms of the 12% Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the 12% Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semi-annually on June 30 and December 31, commencing December 31, 2006, in cash at the rate of 12% per annum and (b) at the rate of 15% per annum on any overdue payments of principal and interest.
Optional Prepayments. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after June 28, 2007, any part of the 12% Notes up to an aggregate of $5,000,000 in aggregate principal amount, in multiples of not less than $100,000, and at any time after June 28, 2008 the remaining outstanding principal amount at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after June 28, 2007 and 103% after June 28, 2008, together with all accrued and unpaid interest.
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
Conversion. The 12% Note is convertible, in whole or in part, into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of $1.00 (the “CanArgo Conversion Price”), which is subject to adjustment: (a) if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the Company’s Senior Secured Notes and Senior Subordinated Notes ) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price. The CanArgo Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the CanArgo Conversion Price and number of shares of CanArgo Conversion Stock will be appropriately adjusted to reflect any such event, such that the holder of the 12% Note will receive upon conversion the identical number of shares of CanArgo common stock or other consideration or property to be received by the holder of the CanArgo common stock as if the holder had converted the 12% Note immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of CanArgo Common Stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The 12% Note is subject to mandatory conversion under certain circumstances. No fractional shares of CanArgo common stock shall be issued upon any conversion; instead the CanArgo Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the 12% Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. The Registration Rights Agreement gives the holders of the 12% Notes and 12% Note Warrants both demand and piggyback registration rights. In addition the Registration Rights Agreement requires us to use our best efforts to have a registration statement declared effective by December 31, 2006 and to maintain that effectiveness for a period of two years in the event that we use a Form S-3 and at least 90 days in the event we use a Form S-1 to register the shares. There is no penalty associated with our failure to perform under the Registration Rights Agreement.
Security. Payment of all amounts due and payable under the 12% Note Purchase Agreement, the 12% Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “12% Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the 12% Note Purchase Agreement) it shall cause such Subsidiary to execute a 12% Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the 12% Note Purchase Agreement.

Subordination. Payments on the 12% Note and under the 12% Subordinated Subsidiary Guaranty is subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the 12% Note agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the 12% Note or otherwise realize under the 12% Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes, the Senior Subordinated Notes, or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of the then outstanding principal amount owing under any of the foregoing.
Covenants. Under the terms of the 12% Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 50% of the outstanding principal amount of the 12% Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the 12% Subordinated Subsidiary Guaranty; payment of professional fees for the Purchaser (not in excess of $75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the 12% Note Purchase Agreement (other than certain permitted indebtedness); cancelling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the 12% Note Purchase Agreement); and adopting any anti-take-over defences except as permitted by the 12% Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
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
12% Note Warrants. The 12% Note Warrants may be exercised at an exercise price of $1.00 per share, subject to adjustment (the “Exercise Price”) in whole or in part at any time during the period (the “Exercise Period”) commencing on the first Business Day six (6) months after the date of issuance and terminating at the close of business on June 28, 2008 or shall be exercised on such sooner date at the election of the Company (a “Mandatory Exercise”) and upon at least thirty (30) days prior written notice to the Registered Holder (the “Mandatory Exercise Notice”) in the event that: (i) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (ii) all the warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the holders of the Senior Subordinated Notes are exercised by the holders thereof and the average closing price for the CanArgo Common Stock on the American Stock Exchange or, if the CanArgo Common Stock is not then listed for CanArgo’s trading on the American Stock Exchange then the Oslo Stock Exchange, is above $1.25 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days (the “Warrant Expiration Date”); except that (a) in the case of a Mandatory Conversion (as defined in the 12% Note Purchase Agreement), any and all outstanding 12% Note Warrants issued under the 12% Note Purchase Agreement and held by Purchaser shall automatically and simultaneously become immediately exercisable on receipt of the Mandatory Conversion Notice, and (b) in the case of a Mandatory Exercise, any and all outstanding 12% Notes issued under the 12% Note Purchase Agreement and held by Purchaser shall automatically and simultaneously become immediately convertible on receipt of the Mandatory Exercise Notice. The Exercise Period may also be extended by the Company’s Board of Directors. The Exercise Price is subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the 12% Note Warrants will receive upon exercise the identical number of shares of CanArgo common stock or other consideration or property to be received by the holders of the CanArgo common stock as if the holders had exercised the 12% Note Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the conversion of the Senior Secured Notes or the Senior Subordinated Notes) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Warrant Shares issuable upon exercise cause 12% Note Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The 12% Note Warrants may be converted at the election of the holders and with the concurrence of the Company into Warrant Shares on a net basis based upon the then spread between the Exercise Price and the market price of the Warrant Shares. No fractional shares of CanArgo common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
Miscellaneous. The execution of the 12% Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes and from 50% of the holders of the Senior Subordinated Notes each pursuant to Waiver and Consent Agreements each dated as of June 28, 2006. Under the terms of their Waiver and Consent Agreement, the holders of 51% in aggregate principal amount of the Senior Secured Notes further agreed to issue to the Purchaser an option to purchase their Senior Secured Notes at par in the event of Default and acceleration of the Senior Secured Notes provided that the Purchaser concurrently offers to purchase the remaining outstanding Senior Secured Notes on identical terms and conditions. The 12% Note Purchase Agreement, the 12% Note, the 12% Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the 12% Note Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.

     The Company evaluated the embedded conversion feature in this debt and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has recorded a discount to the 12% Note in the amount of approximately $2,700,000 based on the relative fair value of the beneficial conversion feature and warrants of $50,000 be and $2,650,000, respectively.
     We used the following assumptions to determine the fair value of the 12% Note and 12% Note Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.30%
Expected life of warrant – days	731
Dividend rate	—
Historical volatility	64.3%
     The discount is being amortized to interest expense over the life of the 12% Note using an effective interest rate of 10.1%. As of September 30, 2006 we had amortized $242,839 of debt discount as interest expense. The total effective interest rate for the 12% Note is 22.1%.
     Senior secured notes in Tethys: On September 7, we announced that Tethys had completed a $5 million interim loan financing (the “Tethys Bridge”) to fund Tethys’ development activities in Kazakhstan ahead of Tethys’ planned spin-off and admission to the AIM market in London later this year. The funds are to be used by Tethys primarily for the purchase of pipeline, compressors and related equipment and services for the Kyzyloi field development. The financing took the form of the issue of $5 million senior secured notes in Tethys redeemable on August 31, 2008 (the “Tethys Notes”) pursuant to a note and warrant or royalty purchase agreement dated September 5, 2006 (the “Tethys NPA”). Pursuant to the Tethys NPA, Tethys has the ability to pre-pay the Tethys Notes and the Tethys Notes fall to be automatically pre-paid in full following a change of control of Tethys which includes the admission of Tethys to AIM. Tethys has granted security over its bank account with HSBC Bank plc and its shareholding in its wholly owned subsidiary, Tethys Kazakhstan Limited, as a condition of the Tethys NPA with such security to be released on repayment of the funds. The Tethys Notes bear interest at the rate of 10% per annum for the period from the date of issue until December 31, 2006 and 15% per annum from January 1 2007 until they are repaid in full. The Tethys NPA contains certain affirmative and negative covenants on Tethys which apply provided at least $500,000 in aggregate of the Tethys Notes is outstanding. The affirmative and negative covenants require Tethys among other things to maintain its corporate existence, to maintain insurance coverage on such terms and in such amounts as is customary in the case of entities in the same or similar businesses and which are similarly situated, to keep current with respect to payment of all due and payable taxes, to not permit Tethys to engage in transactions with affiliates unless they are in the ordinary course of business and on arm’s length terms, to not enter into mergers or consolidations while an default or event of default is continuing or to allow liens on any pledged or secured assets under the NPA except specified permitted liens. In addition, while the covenants still apply Tethys must seek the permission of the noteholders to incur additional external third-part indebtedness in excess of $2,500,000 except permitted indebtedness as specified in the Tethys NPA.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Tethys Notes. The effective interest rate is approximately 14.2% per annum. The difference between the interest computed using the actual interest rate in effect (10% per annum to December 31, 2006 and 15% from January 1, 2007) and the effective interest rate (14.2% per annum) totalled $14,222 as of September 30, 2006 and has been accrued as a non-current liability.
     Under the terms of the Tethys NPA, the holders of the Tethys Notes are entitled to receive additional consideration for the advance of the loan in the form of either (1) at closing of the fundraising, warrants to subscribe for ordinary shares in the capital of Tethys (the “Tethys Warrants”) or (2) 90 days following first commercial sale of hydrocarbons, in which case Tethys may chose between granting the noteholder Tethys Warrants or entering into a royalty agreement with the noteholder. The Tethys Warrants shall be issued pursuant to the terms of an instrument by way of deed poll entered into by Tethys on September 5, 2006. The Tethys Warrants are exercisable in whole or in part at any time up to the expiry of 60 months from the date of the Tethys NPA. As of September 30, 2006, the number of ordinary shares in the capital of Tethys into which the Tethys Warrants are exercisable and the exercise price of the Tethys Warrants are based on an assumed valuation of Tethys, however, in the event of an AIM listing prior to July 31, 2007 the number of shares and exercise price change to become based on the listing price and valuation of the AIM listing. One of the noteholders elected to receive their Tethys Warrants at the closing of the fundraising. The other noteholder shall receive their additional consideration 90 days from first commercial sale of hydrocarbons by Tethys.
     The requisite holders of the Senior Secured Notes, Senior Subordinated Notes and 12% Notes provided their consent to the Tethys Bridge as required under their respective Note Purchase Agreements.
     The Tethys NPA, Tethys Notes, Tethys Warrants and the Warrant Instrument are governed by English law.
     The Company evaluated the additional consideration for advancing its loan to Tethys 90 days after first commercial sale of hydrocarbons by Tethys for potential derivative treatment and determined it did not meet the criteria for bifurcation under SFAS No 133 “Accounting for Derivative Instruments and Hedging Activities” during the quarter.
     Pursuant to EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has recorded a discount to the Tethys Notes in the amount of approximately $2,220,000 based on the relative fair value of the Tethys Warrants.
     We used the following assumptions to determine the fair value of the Tethys Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	4.73%
Expected life of warrant – months	60
Dividend rate	—
Historical volatility	110.5%
     The discount is being amortized to interest expense over the life of the Tethys Warrants using an effective interest rate of 18.7%. As of September 30, 2006 we had amortized $63,873 of debt discount as interest expense. The total effective interest rate for the Tethys Note is 32.9%.
13 Accrued Liabilities
     Accrued liabilities consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Drilling contractors	$5,140,859	$4,984,261
Professional fees	661,801	1,005,000
Other	1,300,029	367,362

	$7,102,689	$6,356,623

     Included in the amounts due to drilling contractors at September 30, 2006 are amounts invoiced by invoiced by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of September 30, 2006 pending the outcome of the dispute resolution which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract.
14 Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity
Total, December 31, 2005	222,586,867	$22,258,685	$202,892,303	$(2,220,399)	$(117,201,506)	$105,729,083

Shares Issued pursuant to amended loan agreement dated August 27, 2004. (Salahi Ozturk)	1,521,739	152,174	897,826	—	—	1,050,000

Adoption of FAS 123R stock based compensation on effective date	—	—	(2,220,399)	2,220,399	—	—

Discount recorded for Beneficial conversion feature and Issue of warrants to purchase 13 million shares persuant to a convertible loan agreement	—	—	10,166,000	—	—	10,166,000

Discount recorded for Beneficial conversion feature and Issue of warrants to purchase 12.5 million shares persuant to a convertible loan agreement			2,700,000			2,700,000

Stock based compensation under SFAS 123R	—	—	1,672,651	—	—	1,672,651

Options with redemption feature	—	—	(1,779,550)	—	—	(1,779,550)

Discount recorded for Issue of warrants to purchase 5 million shares persuant to a loan agreement			2,220,000			2,220,000

Exercise of stock options	774,000	77,400	511,700	—	—	589,100

Net Loss	—	—	—	—	(13,882,295)	(13,882,295)

Total, September 30, 2006	224,882,606	$22,488,259	$217,060,531	$0	$(131,083,801)	$108,464,989

     On February 14, 2006 we exercised the option forcing conversion of the loan from Salahi Ozturk advanced pursuant to the amended and restated loan and warrant agreement dated August 27, 2004 into 1,521,739 shares of our common stock.
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

     Basic and diluted net loss per common share for the nine month periods ended September 30, 2006 and September 30, 2005 were based on the weighted average number of common shares outstanding during those periods. Convertible debt, options and warrants to purchase CanArgo’s common stock outstanding during the nine months ended September 30, 2006 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 97,375,214 for the nine months ended September 30, 2006 and 41,255,621 for the nine months ended September 30, 2005. The total numbers of such shares excluded from diluted net loss per common share exclude any Tethys Warrants that may be issued to the holders of the Tethys Notes.
16 Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At September 30, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has consented to an extension to the period within which the data should be acquired to the end of 2007 and we are currently working with the State Agency to amend the Tbilisi PSC accordingly. The total commitment over the remaining period is $350,000.
     On June 28, 2006, the Company entered into a Conversion Agreement with the holders of the Senior Subordinated Notes (see note 12). As an inducement for the note holders to convert the Senior Subordinated Notes into Tethys common stock, the Company agreed to issue the Note holders 13,000,000 warrants (“Compensation Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. The Company will recognize the fair market value of the Compensation Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion Agreement been effective as of June 30, 2006, the Company would have recorded compensation from the Compensation Warrants of $3,827,200 based on a valuation using the Black-Scholes model.
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
     The last two oil sales concluded by NOC were to third party buyers as PFG was not able to comply with the terms of the New Agreement.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.7 million at the exchange rate of GEL to US dollars in effect on September 30, 2006). At a hearing in March 2006 the plaintiffs increased the amount of damages sought to 50,000 GEL (approximately $29,000) per plaintiff, which increased the total claim to approximately $182,000,000. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332. Although the Company has recorded all amounts billed by WEUS as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
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

     Our 2004 Long-Term Stock Incentive Plan, as amended (“2004 Plan”) allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company ) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. At the annual meeting of stockholders held on May 9, 2006, stockholders approved an increase to the number of shares issuable as incentive stock based compensation under the 2004 Plan by 7,500,000 shares from an original 10,000,000 shares to 17,500,000 shares. As of September 30, 2006, options to acquire an aggregate of 7,642,000 shares of common stock had been granted under this Plan and were outstanding, 6,379,000 of which are currently vested.
     At September 30, 2006 our Kazakhstan subsidiary, BN Munai LLP, had entered into contracts with Tip-Top International Development Limited and RemSpetsTekhKran LLP totalling approximately $9,000,000 for the purchase and construction of pipeline, infield lines and compressors for the delivery of gas into the main Bukhara — Urals gas trunkline. Payments of approximately $4,426,000 have been made to September 30, 2006 in connection with these contracts.
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
     Under SEC Accounting Series Release 268 — Presentation in Financial Statements of “Redeemable Preferred Stocks”, the Company has calculated and classified the intrinsic value of $3,899,080 as at September 30, 2006 and $2,119,530 as at December 31, 2005 to Temporary Equity, being the vested portion of issued share options from our 2004 Long-Term Incentive Plan in accordance with the related guidance.
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

100% of the Contractor Share in the Samgori PSC from GOSL and, accordingly, effective February 16, 2006 we have withdrawn from the Samgori PSC.
The results of discontinued operations in respect of CSL consisted of the following for the nine month periods ended:

	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$1,002,842	$1,216,017

Income Before Income Taxes and Minority Interest	763,419	444,649
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income from Discontinued Operation	$763,419	$444,649

     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	September 30,	September 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—
Loss Before Income Taxes and Minority Interest	(18,154)	(139,590)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Loss from Discontinued Operation	$(18,154)	$(139,500)

Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Assets to be disposed:
Accounts receivable (net)	$343	$1,414
Other current assets	6,654	3,698

	$6,997	$5,112

Liabilities to be disposed:
Accounts payable	$357,126	$483,438
Deposits	—	528
Provision for future site restoration	290,250	270,000

	$647,376	$753,966

     The Company is reviewing whether NPL’s actions have released it from its asset retirement obligations.
3-megawatt duel fuel power generator
     In 2003, we signed a sales agreement disposing of a 3-megawatt dual fuel power generator for $600,000 and have received a non-refundable deposit of approximately $300,000. The unit was shipped to the United States where it underwent tests in late 2004. On completion of these tests to the satisfaction of the buyer, we were to transfer title for this equipment and receive the final payment of $300,000. Although the unit was successfully tested, the buyer failed to meet the sale contract terms resulting in the loss of its deposit in the third quarter, 2005. We are currently remarketing the generator.
     The generator has been classified as “Assets held for sale” for all periods presented. The amount reflects what the Company believe to be its fair value less cost to sell. Gross consolidated assets in respect of the generator included in “Assets held for sale” consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets held for sale:
Capital assets, net	$600,000	$600,000

	$600,000	$600,000

19 Segment and Geographical Data
     The segment and geographical data below is presented for the nine and three month periods ended September 30, 2006.
     Operating revenues from continuing operations for the nine month period ended September 30, 2006 by geographical area were as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$4,092,224
Republic of Kazakhstan	—

Total	$4,092,224

     Operating revenues from continued operations for the three month period ended September 30, 2006 by geographical area were as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$2,090,147
Kazakhstan	—

Total	$2,090,147

Operating income (loss) from continuing operations for the nine month period ended September 30, 2006 by geographical area was as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$843,221
Kazakhstan	(2,493,966)

Corporate and Other Expenses	(8,810,315)

Total Operating Loss	$(10,461,060)

     Operating income (loss) from continued operations for the three month period ended September 30, 2006 by geographical area was as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$1,052,422
Kazakhstan	(1,309,649)

Corporate and Other Expenses	(3,234,968)

Total Operating Loss	$(3,492,195)

     Net (loss) income before minority interest from continuing operations for the nine month period ended September 30, 2006 by geographical area was as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$843,221
Kazakhstan	(2,493,966)

Corporate and Other Expenses	(12,994,969)

Net (Loss) Income Before Minority Interest	$(14,645,714)

     Net (loss) income before minority interest from continuing operations for the three month period ended September 30, 2006 by geographic area was as follows:

September 30,
2006
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$1,052,422
Kazakhstan	(1,309,649)

Corporate and Other Expenses	(5,442,736)

Net (Loss) Income Before Minority Interest	(5,699,963)

     Identifiable assets of continuing and discontinued operations as of September 30, 2006 and December 31, 2005 by business segment and geographical area were as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Unaudited)
Corporate
Georgia	$309,182	$785,607
Western Europe (principally cash)	25,894,739	27,725,366

Total Corporate	26,203,921	28,510,973

Oil and Gas Exploration, Development and Production
Georgia	120,928,700	106,905,404
Kazakhstan	16,797,255	11,426,813

Assets to be disposed Georgia	6,997	5,112

Assets Held for Sale Western Europe	600,000	600,000

Total Identifiable Assets	$164,536,873	$147,448,301

20 Subsequent Events
     On October 13, 2006, we announced the completion of a private placement in Norway of an aggregate of 12,263,368 shares of common stock at a purchase price of NOK 9.10 per share, for aggregate gross proceeds of NOK 111,596,239 ($16,687,039 equivalent based upon a conversion rate of NOK 6.6876 per dollar) before placing fees and expenses estimated at NOK 6,695,774 ($1,001,022). The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder. Under the terms of the transaction, CanArgo agreed to register the Shares for resale under the Securities Act and the Company filed a Registration Statement on Form S-3 with the SEC on October 13, 2006 which included these shares. As at November 9, 2006 the Registration Statement on Form S-3 has not been declared effective. As a result of the delays incurred in registering the Shares we have paid subscribers a cash liquidity penalty of 5% of the subscription price of their Shares in the aggregate amount of NOK 5,579,812 ($834,352 equivalent). The net proceeds of the placement will be used by the Company for working capital; future capital expenditures in Georgia, including, without limitation, securing drilling equipment; and other related activities.
     On October 10, 2006 we announced that our wholly owned subsidiary responsible for our Kazakhstan assets, Tethys Petroleum Limited (“Tethys”), has progressed its plans to seek admission to the Alternative Investment Market (“AIM”) of the London Stock Exchange and raise capital in connection with this admission.
     In connection with the planned admission of Tethys to AIM the Company announced on October 10, 2006 that Vincent McDonnell, currently the Company’s President, will succeed David Robson as Chief Executive Officer of CanArgo once the AIM admission of Tethys is complete.

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
Overview
     Our share of the 134,593 (493 barrels per day) of gross oil production from the Ninotsminda Field in Georgia for the nine month period ended September 30, 2006 was 87,485 barrels. For the nine month period ended September 30, 2005 our share of the 138,319 (507 barrels per day) of gross oil production from the Ninotsminda Field was 89,907 barrels.
     During the third quarter 2006, we continued to progress our exploration, appraisal and development plans in both of our areas of operation, Georgia and Kazakhstan.
Georgia
     The N97H well was drilled and completed in March 2006 as a horizontal development well on the Ninotsminda Field. It targeted oil volumes un-drained from previous offset area wells and was put on production test following the installation of a slotted liner over a 1,509 feet (460 metres) interval furthest from the heel of the well. The well produced initially with a high water cut, approximately 70%, and an oil rate which peaked at 385 barrels of oil per day (bopd) before declining. Subsequent pressure surveys run with downhole gauges suggested that the N97H well was in communication with the offset N4H well. The most likely assumed scenario was then some of the fracture sets encountered at the end of the N97H well were drained by the N4H well and were hence water filled. Once a very high permeability connection is established with the aquifer, water will flow in preference to any oil filled fractures or matrix of lower permeability.
     On the basis of the test data and due to the fact that the N97H well is approximately 36 feet (11 metres) structurally higher than the N4H well which is still producing oil, it was decided to attempt to conduct remedial water isolation. The slotted liner deployed in the horizontal section limited mechanical options for shutting off the toe end of the horizontal section. Previous experience in the field has shown that pulling a liner once set has a very low chance of success due to formation collapse around the liner. Also, as a traditional cement isolation was considered to have a low chance of success in a horizontal section, a coiled tubing deployed chemical shut-off was opted for. Water isolation operations were conducted during the summer months but subsequent production testing showed that the treatment was not successful.

     We now plan to set a cement retainer in the solid liner section of the N97H well in order to isolate and abandon the slotted liner part. The liner through the gas cap will then be perforated and the well converted to a potential gas producer. The build up and heel section of the well is in a crestal location on the field and there has been little previous offset well gas cap production. Materials have been ordered for this operation but will not be available for about four to six weeks.
     On October 8, 2006 we announced that the Manavi M12 appraisal well which is drilling in Georgia had been drilled to a total depth of 16,345 feet (4,892 metres) in the Cretaceous reservoir when it was decided to log the well and run 7 inch casing, however, whilst conditioning the well prior to these operations, the drill pipe became pressure differentially stuck at 13,796 feet (4,205 metres). Subsequent efforts to release the drill pipe were not successful and in order to progress drilling activities it was necessary to detach the stuck portion of the drill pipe and set a cement plug over the fish prior to sidetracking the well from the open hole section in the same diameter hole.
     Using directional drilling equipment and services provided by Baker-Hughes, the well has been sidetracked in an 8 1/2 inch hole to a depth of 15,360 feet (4,682 metres) close to the top of the higher pressure and more porous / permeable reservoir interval in the upper Cretaceous where a major hydrocarbon influx was observed in the original well bore. A 7 inch casing has been run and cemented at this level so as to isolate the zone where the differential sticking occurred. Once the 7 inch casing has been tied back to surface, we plan to drill ahead in a 6 1/2 inch hole for approximately 230 feet (70 metres) through the more porous reservoir zone and then perform an open hole drill stem test (DST) on this interval. The DST would provide information on reservoir pressure, fluid type and flow rate before drilling ahead to the planned total depth (TD) of approximately 16,732 feet (5,100 metres). We expect to be doing this test towards the end of November and to reach the planned TD in the second half of December. Once the well has reached TD we would plan to run electric logs to confirm the presence of hydrocarbons prior to casing the well and on demobilising the rig test any additional intervals and conduct long term production testing as necessary.
In the original M12 well bore, 919 feet (280 metres) of Cretaceous carbonate reservoir section was penetrated. Hydrocarbon shows were detected throughout the entire Cretaceous interval with a strong gas kick observed and significant shows recorded. At the same time, traces of light oil/condensate were observed in the drilling mud. These strong shows were associated with a more fractured porous vuggy white limestone interval which was also encountered in the M11 well. No evidence of an hydrocarbon-water contact has been identified in the well which has been drilled to a deeper level than the previous wells, thus indicating a potential total hydrocarbon column in the structure in excess of 1,870 feet (570 metres). There is further reservoir potential identified in the overlying Palaeocene which is a continuation of the Cretaceous limestone stratigraphy and in the Middle Eocene sequence both of which had hydrocarbon shows.
     The primary target of the Norio MK72 exploration well was the Middle Eocene fractured volcanoclastic reservoir. The well reached a total depth of 16,076 feet (4,900 metres) with oil and gas shows encountered in the Middle Eocene and with associated mud losses thus suggesting a permeable reservoir. Before the well could be drilled to the planned depth and tested, the bottom hole assembly (BHA) became stuck due to hole collapse. Subsequent attempts to retrieve the BHA were not successful and we decided to abandon the lower target due to a limited chance of sidetracking the well at this depth in a small diameter hole and to focus our attention on the shallower discovery in the overlying Oligocene sands.
     A total of 322 feet (98 metres) of net sands in the Oligocene formation were perforated over the interval 12,096 feet (3,687 metres) to 13,622 feet (4,152 metres). These sands, which formed a secondary target in the well, had good oil shows whilst drilling, with oil to surface and with hydrocarbons being interpreted on the electric logs which also indicated a substantial thickness of net pay sands. Following an extensive testing programme, the well sustained flow on a small choke size with low average gross fluid rates of approximately 13 barrels per day consisting of light 48.6ºAPI oil, gas and water.
     A number of surge clean up flows, a re-perforation of selected intervals, and a “low” pressure hydrofrac using our own pumping unit have been attempted but these have not improved reservoir deliverability. It is believed that the current flow is limited to a thinner, less permeable, interval whilst the better quality reservoir remains isolated due to reservoir damage caused by the invasive fluid damage of the drilling mud. The lower zones in the well, which would have been in communication with the Oligocene interval through the well bore, were drilled with a 1.9 to 2.2 Specific Gravity (SG) mud due to anticipated reservoir pressures while the results from the testing programme indicate that the mid interval reservoir pressure for the Oligocene whilst still over pressured, is lower at 1.7 SG equivalent. As a result of possible mud damage, the current perforations may have not penetrated deep enough beyond the damaged zone to allow proper communication between the more permeable formations and the well bore.
     We considered mobilising a more powerful frac pump to Georgia in order to pump a propant and fluid into the well at high pressure and volume, but the potential for this technology is limited due to a lack of a cement bond behind the casing and the large interval which has been perforated. The well has been left on test production for the past several months but there has been no discernable increase in gross fluid production rate. As we would appear to have exhausted all the low cost options available to us at this time to bypass any damage that may exist in the near-well bore area and establish better communication between the well bore and the reservoir, we believe that the only effective option remaining is to sidetrack the well or to drill a new well. The latter, of course, would enable us to attempt to test both the Oligocene and Middle Eocene intervals both of which are considered to have significantly reduced geological risk. We are now planning to temporarily abandon the well and mobilise the CanArgo rig #2 to the Kumisi location in preparation for the planned spud of the Kumisi #1 well before the end of December 2006 subject to all permissions and permits being obtained.
     The Kumisi #1 well is being drilled to appraise the large Kumisi gas prospect which is located approximately 9 miles (15 km) south of the city of Tbilisi. The nearby WR16 well, drilled in Soviet times, is reported to have tested gas at rates of up to 1.24 MMscf (35 MCM) per day and water from the Cretaceous sequence at what is interpreted to be the gas-water contact. Additional seismic data acquired by us over the area and subsequent interpretation and mapping has identified a very significant prospect up-dip of the WR16 well with the principal risk being closure on the structure. The Kumisi #1 well is being located so as to test the structure up-dip of the WR16 gas discovery.
     Gas sales from the Ninotsminda Field under the agreement concluded in June 2006 between Ninotsminda Oil Company Limited (NOC), and Georgian Oil, the state oil company, as the seller parties and Georgian Gas Transportation Company, the state owned gas transmission company, as the buyer is expected to commence in mid-November. The buyer in turn will deliver the gas to the state owned Gardabani gas fired thermal power plant once it has completed repairs to the 25 mile (41 kilometres) pipeline between Ninotsminda and Gardabani. The initial planned quantity of gas to be supplied under the agreement is 7.06 MMscf (200 MCM) per day.
Kazakhstan
     In Kazakhstan, work is proceeding on the Kyzyloi Gas Field development program. Purchase orders have been placed for pipe for the 32 mile (52 km) export pipeline, infield lines and the compressors necessary to pressure up the gas for delivery into the main Bukhara – Urals gas trunkline. Delivery of the pipe has commenced. Construction work has already commenced and the compressors are due to be delivered in January 2007. The initial Kyzyloi development involves production from eight already tested gas wells on the Kyzyloi and NE Kyzyloi Fields, with the subsequent addition of recent exploration discoveries. First gas is expected in Q1 2007 with an initial planned rate of approximately 22 MMscf (625 MCM) of gas per day.
     Work is also proceeding on further exploration for shallow gas in the Akkulka exploration area around the Kyzyloi Field. A contract has now been awarded to drill five further exploration / appraisal wells on identified shallow gas prospects and drilling is already underway on the first of these wells. Plans are also underway to commence a deeper exploration drilling program in early 2007 targeting potential oil prospects in the Akkulka area, subject to funding being available.
     On October 10, 2006 we announced that our wholly owned subsidiary responsible for our Kazakhstan assets, Tethys, has progressed its plans to seek admission to the Alternative Investment Market (“AIM”) of the London Stock Exchange and raise capital in connection with this admission.
     Depending on pricing and on market conditions, Tethys now plans to seek admission to AIM by the end of 2006. Tethys has engaged ODL Securities Limited in connection with this transaction and Nabarro Wells & Co. Ltd who are the nominated advisor.
     The funds to be raised through the AIM listing are currently intended to be used primarily to advance the development of the Kyzyloi Gas Field and further exploration and development plans for the Akkulka and Greater Akkulka contract areas.
     It is currently planned, subject to progressing with the AIM admission, that CanArgo will retain a significant, but not controlling, equity interest in Tethys after the admission of Tethys to the AIM market.
Liquidity and Capital Resources
     As of September 30, 2006 we had working capital of $14,328,000, of which approximately $300,000 was restricted cash, compared to working capital of $14,808,000 as of December 31, 2005 of which approximately $3.2 million was restricted cash.

     On July 25, 2005, we announced that we had closed the private placement of a $25,000,000 issue of Senior Secured Notes due July 25, 2009 with a group of investors arranged through Ingalls & Snyder LLC of New York City.
     The proceeds of this financing, after the payment of all professional and placing expenses and fees estimated at $350,000, have been used to redeem short term debt and accrued interest in the amount of approximately $7,400,000 under the Promissory Note with Cornell Capital, to fund the appraisal of a new gas project in Georgia, to fund the development of the Kyzyloi Gas Field in Kazakhstan and adjacent exploration areas, and for additional working capital for our development, appraisal and exploration activities in Georgia. In addition, we terminated the SEDA which we had with Cornell Capital with effect as of August 24, 2005.
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the Senior Secured Notes.
     On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Senior Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock (“Warrant Shares”) at an exercise price of $1.37 per share, subject to adjustment, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, will be used exclusively to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys, the wholly owned subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the Senior Subordinated Notes and associated Warrants.
     On June 28, 2006, we announced that we had entered into the private placement with Persistency of a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (“Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Note Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees (estimated at $150,000), will be used to fund our appraisal and development activities in Georgia including further development of the Ninotsminda Field and appraisal of the Kumisi gas discovery.
     See Note 12 to the financial statements included herein for a description of the terms and conditions of the 12% Note and associated 12% Note Warrants.
     On September 7, we announced that Tethys had completed a $5 million interim loan financing (the“Tethys Bridge”) to fund Tethys’ development activities in Kazakhstan ahead of Tethys’ planned spin-off and admission to the AIM market in London later this year. The funds are to be used by Tethys primarily for the purchase of pipeline, compressors and related equipment and services for the Kyzyloi field development. The financing took the form of the issue of $5 million senior secured notes in Tethys redeemable on August 31, 2008 (the “Tethys Notes”) pursuant to a note and warrant or royalty purchase agreement dated September 5, 2006 (the “Tethys NPA”). Pursuant to the Tethys NPA, Tethys has the ability to pre-pay the Tethys Notes and the Tethys Notes fall to be automatically pre-paid in full following a change of control of Tethys which includes the admission of Tethys to AIM. Tethys has granted security over its bank account with HSBC Bank plc and its shareholding in its wholly owned subsidiary, Tethys Kazakhstan Limited, as a condition of the Tethys NPA with such security to be released on repayment of the funds. The Tethys Notes bear interest at the rate of 10% per annum for the period from the date of issue until December 31, 2006 and 15% per annum from January 1 2007 until they are repaid in full. The Tethys NPA contains certain affirmative and negative covenants on Tethys which apply provided at least $500,000 in aggregate of the Tethys Notes is outstanding. The affirmative and negative covenants require Tethys among other things to maintain its corporate existence, to maintain insurance coverage on such terms and in such amounts as is customary in the case of entities in the same or similar businesses and which are similarly situated, to keep current with respect to payment of all due and payable taxes, to not permit Tethys to engage in transactions with affiliates unless they are in the ordinary course of business and on arm’s length terms, to not enter into mergers or consolidations while an default or event of default is continuing or to allow liens on any pledged or secured assets under the NPA except specified permitted liens. In addition, while the covenants still apply Tethys must seek the permission of the noteholders to incur additional external third-part indebtedness in excess of $2,500,000 except permitted indebtedness as specified in the Tethys NPA.
          Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Tethys Notes. The effective interest rate is approximately 14.2% per annum. The difference between the interest computed using the actual interest rate in effect (10% per annum to December 31, 2006 and 15% from January 1, 2007) and the effective interest rate (14.2% per annum) totalled $14,222 as of September 30, 2006 and has been accrued as a non-current liability.
          Under the terms of the Tethys NPA, the holders of the Tethys Notes are entitled to receive additional consideration for the advance of the loan in the form of either (1) at closing of the fundraising, warrants to subscribe for ordinary shares in the capital of Tethys (the “Tethys Warrants”) or (2) 90 days following first commercial sale of hydrocarbons, in which case Tethys may chose between granting the noteholder Tethys Warrants or entering into a royalty agreement with the noteholder. The Tethys Warrants shall be issued pursuant to the terms of an instrument by way of deed poll entered into by Tethys on September 5, 2006. The Tethys Warrants are exercisable in whole or in part at any time up to the expiry of 60 months from the date of the Tethys NPA. As of September 30, 2006, the number of ordinary shares in the capital of Tethys into which the Tethys Warrants are exercisable and the exercise price of the Tethys Warrants are based on an assumed valuation of Tethys, however, in the event of an AIM listing prior to July 31, 2007 the number of shares and exercise price change to become based on the listing price and valuation of the AIM listing. One of the noteholders elected to receive their Tethys Warrants at the closing of the fundraising. The other noteholder shall receive their additional consideration 90 days from first commercial sale of hydrocarbons by Tethys.
          The requisite holders of the Senior Secured Notes, Senior Subordinated Notes and 12% Notes provided their consent to the Tethys Bridge as required under their respective Note Purchase Agreements.
     The Tethys NPA, Tethys Notes, Tethys Warrants and the Warrant Instrument are governed by English law.
     On October 13, 2006, we announced the completion of a private placement in Norway of an aggregate of 12,263,368 shares of common stock at a purchase price of NOK 9.10 per share, for aggregate gross proceeds of NOK 111,596,239 ($16,687,039 equivalent based upon a conversion rate of NOK 6.6876 per dollar) before placing fees and expenses estimated at NOK 6,695,774 ($1,001,022). The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder. CanArgo agreed to register the Shares for resale under the Securities Act and the Company filed a Registration Statement on Form S-3 with the SEC on October 13, 2006, which included these shares. As at November 9, 2006, the Registration Statement on Form S-3 has not been declared effective. As a result of the delays incurred in registering the Shares we have paid subscribers a cash liquidity penalty of 5% of the subscription price of their Shares in the aggregate amount of NOK 5,579,812 ($834,352 equivalent). The net proceeds of the placement will be used by the Company for working capital; future capital expenditures in Georgia, including, without limitation, securing drilling equipment; and other related activities.
     Cash flows from our Georgian operations together with the proceeds of the private placement of a $25,000,000 issue of Senior Secured Notes, the $13,000,000 issue of Senior Subordinated Notes, the $10,000,000 issue of 12% Notes, the $5,000,000 issue of Tethys Notes (all detailed above and collectively referred to herein as the “Notes”) and the net proceeds of the private placement in Norway means we have most of the working capital necessary to cover our immediate and near term funding requirements. In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan, we are currently investigating further fundraising proposals. On June 28, 2006 we announced that Tethys is planning to seek admission to the AIM market of the London Stock Exchange and raise funds for its development and exploration activities in Kazakhstan (“Tethys Spin-Out”). We plan to retain a significant, but not controlling, equity interest in Tethys after the admission of Tethys to the AIM market. The intention is that this funding will enable the Kazakh assets to be financed whilst minimizing dilution for our shareholders and potentially raising additional funds for our operations. Tethys has engaged ODL Securities Limited to act as principal broker for this transaction, which is currently planned for the end of this year, subject to prevailing market conditions. The final decision on this Spin-Out will be made at that time, subject to pricing and other considerations.
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues, we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of Senior Secured Notes, Senior Subordinated Notes and 12% Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time). See Note 12 to the financial statements included herein.
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
Balance Sheet Changes
     Cash and cash equivalents decreased $1,207,000 from $18,541,000 at December 31, 2005 to $17,334,000 at September 30, 2006. The decrease was due to expenditures in the period to primarily fund the cost of preparing wells for our horizontal development program at the Ninotsminda Field the appraisal of our Manavi oil discovery in Georgia, activities in Kazakhstan and net cash used by operating activities partially offset by cash received pursuant to the Senior Subordinated Notes, the 12% Notes and the maturing of deposits previously recorded as restricted cash.
     Restricted cash decreased from $3,182,000 at December 31, 2005 to $300,000 at September 30, 2006 due to the maturing of deposits funding letters of credit as required under the rig rental and drilling contract we entered into with Saipem, S.p.A.
     Accounts receivable increased from $413,000 at December 31, 2005 to $916,000 at September 30, 2006 primarily due to an increase in insurance claim amounts receivable in connection with our Georgian exploration activities.
     Crude oil inventory decreased to $417,000 at September 30, 2006 from $886,000 at December 31, 2005 primarily as a result of increased sales from storage in the period.
     Prepayments increased from $4,376,000 at December 31, 2005 to $5,230,000 at September 30, 2006 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery, our horizontal well development program at Ninotsminda and our Kazakhstan activities and an increase in insurance premiums prepaid. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
     Investments of $154,000 at September 30, 2006 consisted of bank deposits with maturity dates of more than 12 months.
     Non current accounts receivables of $375,000 at September 30, 2006 relate to VAT amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.
     Prepaid financing fees increased to $472,000 at September 30, 2006 from $247,000 at December 31, 2005 as a result of corporate finance fees incurred in respect of the $13,000,000 issue of Senior Subordinated Notes due September 1, 2009, the $10,000,000 issue of 12% Notes due June 28, 2010 and the $5,000,000 issue of Senior Secured Notes redeemable 31 August 2008, by our wholly owned subsidiary, Tethys and which are to be amortized as interest over the term of the loans.
     Capital assets net, increased to $138,591,000 at September 30, 2006 from $119,048,000 at December 31, 2005, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract and the development of the Kazakhstan project.
     Accounts payable decreased to $2,867,000 at September 30, 2006 from $5,271,000 at December 31, 2005 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery, our horizontal well development program at the Ninotsminda Field and our Kazakhstan activities.

     Loans payable decreased to $0 at September 30, 2006 from $964,000 at December 31, 2005 due to the repayment of the Loan with Detachable Warrants of $1,050,000 on February 14, 2006 by exercising the option forcing conversion of the loan into 1,521,739 shares of our common stock.
     Accrued liabilities increased from $6,357,000 as at December 31, 2005 to $7,103,000 at September 30, 2006 due primarily to an increase in accrued professional fees and loan interest at the end of the period. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 13 of these financial statements.
     Long term debt net of discounts increased from $25,000,000 at December 31, 2005 to $53,000,000 less discounts of $13,882,000 due to the issuance of the $13,000,000 in Senior Subordinated Notes in March 2006, the $10,000,000 issue of the 12% Notes in June 2006 and the issue of the $5,000,000 Senior Secured Notes by our wholly owned subsidiary, Tethys, in September 2006 which have been reduced by unamortized debt discounts associated with the detachable warrants and beneficial conversion features of the Notes in the amount of $13,882,000. The long-term debt at December 31, 2005 of $25,000,000 relates to the issue of the $25,000,000 in Senior Secured Notes in July 2005.
     Other non current liabilities increased to $1,848,000 at September 30, 2006 from $1,001,000 at December 31, 2005 as a result of the difference in computing interest using the actual interest rate and the effective interest rate due on the $25,000,000 in Senior Secured Notes, on the issue of $13,000,000 in Senior Subordinated Notes, in March 2006 and also on the issue of the $5,000,000 Senior Secured Notes by our wholly owned subsidiary, Tethys, in September 2006.
     Provision for future site restoration increased to $590,000 at September 30, 2006 from $253,000 at December 31, 2005 primarily due to increases in the provisions for future site restoration in our Kazakhstan oil and gas properties.
     Options with redemption feature increased from $2,120,000 at December 31, 2005 to $3,899,000 at September 30, 2006 due to an increase in the Company’s share price over the period and an increase in the number of options vested in the period.
Contractual Obligations and Commercial Terms
     Our principal business and assets are derived from production sharing contracts and agreements (“PSCs”) in Georgia and to a lesser extent, in Kazakhstan. The legislative and procedural regimes governing PSCs and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties.
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
     At September 30, 2006, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest.
     On June 28, 2006, the Company entered into a Conversion Agreement with the holders of the Senior Subordinated Notes. As an inducement for the note holders to convert the Senior Subordinated Notes into Tethys common stock, the Company agreed to issue the Note holders 13,000,000 warrants (“Compensation Warrants”) to purchase CanArgo common stock at an exercise price of $1.00 per common share. The Company will recognize the fair market value of the Compensation Warrants as of the date of the Conversion Agreement as an expense at the time of the conversion of the Senior Subordinated Notes. Had the Conversion Agreement been effective as of September 30, 2006, the Company would have recorded compensation from the Compensation Warrants of $3,827,200 based on a valuation using the Black-Scholes model.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has consented to an extension to the period within which the data should be acquired to the end of 2007 and we are currently working with the State Agency to amend the Tbilisi PSC accordingly. The total commitment over the remaining period is $350,000.
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
     The last two oil sales concluded by NOC were to third party buyers as PFG was not able to comply with the terms of the New Agreement.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.7 million at the exchange rate of GEL to US dollars in effect on September 30, 2006). At a hearing in March 2006 the plaintiffs increased the amount of damages sought to 50,000 GEL (approximately $29,000) per plaintiff, which increased the total claim to approximately $182,000,000. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by WEUS as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defences to this claim and intend to defend it vigorously.
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
     Our 2004 Long-Term Stock Incentive Plan, as amended, (“2004 Plan”) allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Company specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Company) may elect to surrender all or part of the stock option to the Company and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. As of September 30, 2006, options to acquire an aggregate of 7,642,000 shares of common stock had been granted under this Plan and were outstanding, 6,379,000 of which are currently vested.
     At September 30, 2006 our Kazakhstan subsidiary, BN Munai LLP, had entered into contracts with Tip-Top International Development Limited and RemSpetsTekhKran LLP totalling approximately $9,000,000 for the purchase and construction of pipeline, infield lines and compressors for the delivery of gas into the main Bukhara — Urals gas trunkline. Payments of approximately $4,426,000 have been made to September 30, 2006 in connection with these contracts.
     Lease Commitments – We lease office space under non-cancellable operating lease agreements.
Results of Continuing Operations
Nine Month Period Ended September 30, 2006 Compared to Nine Month Period Ended September 30, 2005
     We recorded operating revenue from continuing operations of $4,092,000 during the nine month period ended September 30, 2006 compared with $3,931,000 for the nine month period ended September 30, 2005. The increase is attributable mainly to a higher price per barrel realized by the Company in 2006 offset partially by lower sales volumes achieved from the Ninotsminda Field in 2006. Ninotsminda Oil Company Limited (“NOC”) sold 69,287 barrels of oil for the nine month period ended September 30, 2006 compared to 89,378 barrels of oil for NOC for the nine month period ended September 30, 2005.
     NOC generated $4,092,000 of oil and gas revenue in the nine month period ended September 30, 2006 compared with $3,931,000 for the nine month period ended September 30, 2005 primarily due to a higher average net sales price offset partially by lower sales volumes. Its net share of the 134,593 (493 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 87,485 barrels. In the period, 18,198 barrels of oil were added to storage. For the nine month period ended September 30, 2005, NOC’s net share of the 138,319 (507 barrels per day) of gross oil production was 89,907 barrels.
     NOC’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first nine months of 2006 averaged $55.47 per barrel as compared with an average of $44.17 per barrel in the first nine months of 2005. NOC’s net share of the 570,179 thousand cubic feet (mcf) of gas delivered was 370,617 mcf at an average net sale price of $0.62 per mcf of gas for the nine month period ended September 30, 2006. For the nine month period ended September 30, 2005, NOC’s net share of the 89,300 thousand cubic feet (mcf) of gas delivered was 46,307 mcf at an average net sale price of $0.53 per mcf of gas.
     The operating loss from continuing operations for the nine month period ended September 30, 2006 amounted to $10,461,000 compared with an operating loss of $7,561,000 for the nine month period ended September 30, 2005. The increase in operating loss is attributable to increased field operating expenses, increased selling, general and administration costs, increased depreciation, depletion and amortization, partially offset by increased oil and gas revenue and reduced direct project costs.
     Field operating expenses increased to $1,340,000 for the nine month period ended September 30, 2006 as compared to $1,328,000 for the nine month period ended September 30, 2005. The increase is primarily a result of increased oil processing fees in the period.
     Direct project costs decreased to $678,000 for the nine month period ended September 30, 2006, from $910,000 for the nine month period ended September 30, 2005 primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs increased to $10,284,000 for the nine month period ended September 30, 2006 from $7,453,000 for the nine month period ended September 30, 2005. The increase is a result of consolidating our Kazakhstan related subsidiaries, professional fees incurred in relation to the proposed Tethys Spin Out, increased non cash stock compensation expense and a general increase in corporate activity.
     The increase in depreciation, depletion and amortization expense to $2,252,000 for the nine month period ended September 30, 2006 from $1,801,000 for the nine month period ended September 30, 2005 is attributable principally to increased production for the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2005.

     The increase in other expense to $4,185,000 for the nine month period ended September 30, 2006, from $555,000 for the nine month period ended September 30, 2005 is primarily a result of higher loan interest payable and amortised debt discount and also increased levels of bad debts partially offset by foreign exchange gains and higher interest income as a of result placing surplus cash on term deposits until needed.
     The loss from continuing operations of $14,646,000 or $0.07 per share for the nine month period ended September 30, 2006 compares to a net loss from continuing operations of $8,117,000 or $0.04 per share for the nine month period ended September 30, 2005.
     The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2006 than during the nine month period ended September 30, 2005, principally due to the issue of shares under the terms of the SEDA in 2005 to repay the Cornell Capital promissory notes and in connection with additional takedowns under the SEDA, the exercise of share options in 2005 and 2006, the issue of shares in respect of the Tethys buyout and the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006.
Three Month Period Ended September 30, 2006 Compared to Three Month Period Ended September 30, 2005
     We recorded operating revenue from continuing operations of $2,090,000 during the three month period ended September 30, 2006 compared with $2,581,000 for the three month period ended September 30, 2005. This decrease is primarily attributable to lower sales volumes achieved from the Ninotsminda Field in 2006 partially offset by a higher price per barrel realized by the Company in 2006. Ninotsminda Oil Company Limited (“NOC”) sold 38,968 barrels of oil for the three month period ended September 30, 2006 compared to 51,507 barrels of oil for the three month period ended September 30, 2005.
     NOC generated $2,090,000 of oil and gas revenue in the three month period ended September 30, 2006 compared with $2,581,000 for the three month period ended September 30, 2005 primarily due to lower sales volumes achieved from the Ninotsminda Field in 2006 partially offset by a higher price per barrel realized by the Company in 2006. For the three month period ended September 30, 2006, its net share of the 40,798 (443 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 26,519 barrels. In the period, 12,449 barrels of oil were sold from storage. For the three month period ended September 30, 2005, NOC’s net share of the 43,292 barrels (471 barrels per day) of gross oil production was 28,140 barrels.
     NOC’s entire share of production was either sold locally in Georgia under both national and international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the third quarter of 2006 averaged $52.67 per barrel as compared with an average of $50.11 per barrel in the third quarter of 2005. Its net share of the 57,998 thousand cubic feet (mcf) of gas delivered was 37,698 mcf at an average net sale price of $0.46 per mcf of gas. No gas sales were delivered for the three month period ended September 30, 2005.
     The operating loss from continuing operations for the three month period ended September 30, 2006 amounted to $3,492,000 compared with an operating loss of $2,527,000 for the three month period ended September 30, 2005. The increase in operating loss is attributable to increased selling, general and administration costs partially offset by reduced oil and gas revenue, lower field operating expenses, direct project costs and depreciation, depletion and amortization in the period.
     Field operating expenses decreased to $446,000 for the three month period ended September 30, 2006 as compared to $756,000 for the three month period ended September 30, 2005. The decrease is primarily a result of higher costs deferred to inventory as at the end of September 30, 2006 compared to the corresponding period in 2005.
     Direct project costs decreased to $235,000 for the three month period ended September 30, 2006, from $304,000 for the three month period ended September 30, 2005, primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs increased to $4,181,000 for the three month period ended September 30, 2006 from $3,278,000 for the three month period ended September 30, 2005. The increase is a result of consolidating the results of our Kazakhstan related subsidiaries, professional fees incurred in relation to the proposed Tethys Spin Out, increased non cash stock compensation expense and a general increase in corporate activity.
     The decrease in depreciation, depletion and amortization expense to $721,000 for the three month period ended September 30, 2006 from $770,000 for the three month period ended September 30, 2005 is attributable principally to decreased production for the three month period ended September 30, 2006 compared to the three month period ended September 30, 2005.
     The increase in other expense to $2,208,000 for the three month period ended September 30, 2006, from $275,000 for the three month period ended September 30, 2005 is primarily a result of higher loan interest payable, amortised debt discount, increased levels of bad debts partially offset by foreign exchange gains and higher interest income as a result of placing surplus cash on term deposits until needed.
     The loss from continuing operations of $5,700,000 or $0.03 per share for the three month period ended September 30, 2006 compares to a net loss from continuing operations of $2,802,000 or $0.01 per share for the three month period ended September 30, 2005.
     The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2006 than during the three month period ended September 30, 2005, principally due to the exercise of share options in 2006, the issue of shares in respect of the Tethys Petroleum Investments Limited buyout and the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006.
Results of Discontinued Operations
Nine Month Period Ended September 30, 2006 Compared to Nine Month Period Ended September 30, 2005
     On February 17, 2006 we issued a press release announcing that our subsidiary, CSL, was not proceeding with further investment in Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006.
     The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2006 of $763,000 increased from $445,000 for the nine month period ended September 30, 2005 due to the activities of CSL. On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $1,003,000 of oil and gas revenue in the nine month period ended September 30, 2006 compared with $1,216,000 for the nine month period ended September 30, 2005 primarily due to a higher average net sales price achieved in the nine month period ended September 30, 2006 offset by lower sales volumes. Its net share of the 10,226 (218 barrels per day) of gross oil production for sale from the Samgori Field in the period up to February 16, 2006, the date of withdrawal, amounted to 3,835 barrels. In the period, 5,141 barrels of oil were added to storage. For the nine month period ended September 30, 2005, CSL’s net share of the 127,122 barrels (695 barrels per day) of gross oil production was 46,671 barrels.
     CSL’s entire share of production was either sold locally in Georgia under international contracts or added to storage. Net sale prices for CSL oil sold during the first nine months of 2006 averaged $59.57 per barrel as compared with an average of $42.58 per barrel in the first nine months of 2005.
Three Month Period Ended September 30, 2006 Compared to Three Month Period Ended September 30, 2005
     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2006 of $18,000 compares to a net loss from discontinued operations of

$140,000 for the three month period ended September 30, 2005 due to the activities of CanArgo Samgori Limited (“CSL”). On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $0 of oil and gas revenue in the three month period ended September 30, 2006 compared with $0 for the three month period ended September 30, 2005.
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
     Also, as indicated elsewhere in this Report, because all of our operations are being conducted in countries that were a part of the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operates. At present we do not engage in any currency hedging operations since, to the extent we receive payments for our production in local currencies, we are utilizing such currencies to pay for our local operations. In addition, we frequently sell our production from the Ninotsminda Field in Georgia under export contracts which provide for payment in US dollars.
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
     We have identified the following material weaknesses in internal control over financial reporting:
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. We have concluded that our internal control over financial reporting was ineffective as of September 30, 2006 and that we have material weaknesses in each of the following areas:
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
     As of September 30, 2006 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control in the third quarter except for the employment of a Country Financial Controller in July 2006 in Kazakhstan to strengthen the financial close process at both Head Office and in Kazakhstan.

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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claims to the sum of 32.4 million GEL (approximately $18.7 million at the exchange rate of GEL to US dollars in effect on September 30, 2006). At a hearing in March 2006 the plaintiffs increased the amount of damages sought to 50,000 GEL (approximately $29,000) per plaintiff, which increased the total claim to approximately $182,000,000.
     The Company has been named in a legal action action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $537,000 at September 30, 2006 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at September 30, 2006 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          On October 13, 2006, we announced the completion of a private placement in Norway of an aggregate of 12,263,368 shares of common stock at a purchase price of NOK 9.10 per share, for aggregate gross proceeds of NOK 111,596,239 ($16,687,039 equivalent based upon a conversion rate of NOK 6.6876 per dollar) before placing fees and expenses estimated at NOK 6,695,774 ($1,001,022). The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder. CanArgo agreed to register the Shares for resale under the Securities Act and the Company filed a Registration Statement on Form S-3 with the SEC on October 13, 2006, which included these shares As at November 9, 2006 the Registration Statement on Form S-3 has not been declared effective. As a result of the delays incurred in registering the Shares we have paid subscribers a cash liquidity penalty of 5% of the subscription price of their Shares in the aggregate amount of NOK 5,579,812 ($834,352 equivalent). The net proceeds of the placement will be used by the Company for working capital; future capital expenditures in Georgia, including, without limitation, securing drilling equipment; and other related activities.

Item 6. Exhibits
     (a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(3)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from March 31, 2004 Form 10-Q).

1(4)	Placement Agreement by and between the Company, Terra Securities ASA and Orion Securities ASA (Incorporated herein by reference from Registration Statement on Form S-3 filed October 13, 2006 (Reg. No. 333-137993).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999, May 9, 2000 and March 17, 2006, and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Bylaws (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-72295 filed on July 29, 1999).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan, as amended (Incorporated herein by reference from Form 8-K dated May 19, 2004 and the Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(9)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated herein by reference from Form 8-K dated June 28, 2006).

4(10)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated herein by reference from Form 8-K dated June 28, 2006).

4(11)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein. (Incorporated herein by reference from Form 8-K dated October 13, 2006).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on September 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from March 31, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from March 31, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2003 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(14)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(15)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(16)	Security Interest Agreement (Securities) dated July 25, 205 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(17)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(18)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(19)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo

Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the 12% Notes (Incorporated herein by reference from Form 8-K dated June28, 2006).

10(21)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

†10(22)	Waiver, Consent and Amendment Agreement dated June 28, 2006 by and among CanArgo Energy Corporation and the Senior Secured Note holders party thereto.

†10(23)	Waiver, Consent and Amendment Agreement dated June 28, 2006 by and among CanArgo Energy Corporation and the Senior Subordinated Note holders party thereto.

10(24)	Conversion Agreement dated June 28, 2006 by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(25)	Gas Supply Contract between BN Munai LLP and Gaz Impex S.A. LLP dated January 5, 2006 (Incorporated herein by reference from Form 8-K dated January 5, 2006)

10(26)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo Energy Corporation (Incorporated herein by reference from Form 8-K dated March 8, 2006)

*10(27)	Form of Management Service Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated herein by reference from Form 10-K dated March 16, 2006)

†*10(28)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006.

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q)

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANARGO ENERGY CORPORATION

Date: November 9, 2006	By:	/s/ Jeffrey Wilkins Jeffrey Wilkins
Chief Financial Officer