Form 10-K/A
period 2005-12-31
CANARGO ENERGY CORP
filed 2007-01-11
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1 )

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-32145
CANARGO ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	91-0881481
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)

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

CANARGO ENERGY CORPORATION
FORM 10-K/A

Page
PART II
Item 6. Selected Financial Data	4
Item 8. Financial Statements and Supplementary Data	4
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	5
Item 9A. Control and Procedures	5
Item 9B. Other Information	11
PART IV
Item 15. Exhibits, Financial Statement Schedules	11
Signatures	13
Exhibit Index	14
Certifications	15
EX-23.1: CONSENT OF L J SOLDINGER ASSOCIATES LLC
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

FORWARD-LOOKING STATEMENTS
     The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Annual Report on Form 10-K, as amended, are among those factors that in some cases have affected CanArgo’s historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Annual Report on Form 10-K, as amended, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo’s press releases and in oral statements made by authorized officers of CanArgo. When used in this Annual Report on Form 10-K,as amended, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.
EXPLANATORY NOTE
     CanArgo Energy Corporation (the “Company”) is hereby amending this Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Report”), solely to revise Items 6, 8, 9 and 15 of Part II of the Report as hereinafter set forth. The revisions are intended to respond to the comments of the staff of the Securities and Exchange Commission resulting from their recent review of the Company’s Annual Report on Form 10-K. This Amendment No. 1 to the Report continues to speak as of the date of the Report, and we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.

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

	Year Ended December 31,
Reported in $000’s Except for per Common Share Amounts	2005	2004	2003	2002	2001
Financial Performance
Operating revenues from continuing operations	7,582	9,574	8,105	5,486	4,575
Operating loss from continuing operations	(11,009)	(2,954)	(159)	(4,902)	(11,838)
Other income (expense) and Minority Interest in income (loss) of consolidated subsidiaries	(1,327)	(2,346)	(597)	(576)	525
Net loss from continuing operations	(12,335)	(5,300)	(756)	(5,478)	(11.313)
Net income (loss) from discontinued operations, net of taxes and minority interest(1)	—	542	(6,608)	150	(1,905)
Cumulative effect of change in accounting policy	—	—	41	—	—
Net loss	(12,335)	(4,758)	(7,323)	(5,328)	(13,218)
Net loss per common share — basic and diluted before cumulative effect of change in accounting principle from continuing operations	(0.06)	(0.04)	(0.01)	(0.06)	(0.14)
Net loss per common share — basic and diluted before cumulative effect of change in accounting principle from discontinued operations	(0.06)	(0.04)	(0.07)	(0.00)	(0.02)
Net loss per common share — basic and diluted	(0.06)	(0.04)	(0.08)	(0.06)	(0.16)
Cash generated by (used in) operations	(4,651)	(3,781)	4,431	1,635	(6,289)
Working capital	15,078	23,952	3,890	10,646	14,590
Total assets	147,448	105,160	73,360	70,736	70,312
Long term obligations	26,524	1,254	—	—	—
Minority shareholder advances	—	—	—	—	450
Options with redemption feature	2,120	—		—	—
Stockholders’ equity	107,849	96,821	56,708	62,105	65,800
Cash dividends per common share	—	—	—	—	—

(1)	In September 2002, CanArgo approved a plan to sell CSOP to finance its Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CSOP have been classified as “Assets held for sale” and “Liabilities for sale” for all periods presented. The results of operations of CSOP have been classified as discontinued for all periods presented. The minority interest related to CSOP has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
2. Disclosure Controls
     The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of CanArgo Energy Corporation
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of 31 December 2005, because of the effect of the Material Weaknesses Identified in Management’s Assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). CanArgo Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that CanArgo Energy Corporation did not maintain effective internal control over financial reporting as of 31 December 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CanArgo Energy Corporation has not maintained effective internal control over financial reporting as of 31 December 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Financial Statements
     The following financial statements and related notes of the Company contained on pages F-1 through F-61 are filed as part of this Report:
     Reports of Independent Auditors
     Consolidated Statements of Operations — Years Ended December 31, 2005, 2004, and 2003.
     Consolidated Balance Sheets — December 31, 2005 and 2004.
     Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004, and 2003.
     Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2005, 2004 and 2003.
     Notes to Consolidated Financial Statements
     (2) Financial Statements Schedules
     None
     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.
     (b) Exhibits
Documents filed herewith are identified by a cross (†).

† 23(1)	Consent of LJ Soldinger Associates LLC.

† 31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

† 31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

† 32(1)	Section 1350 Certification of Chief Executive Officer.

† 32(2)	Section 1350 Certification of Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CanArgo Energy Corporation (Registrant)

By: /s/ Jeffrey Wilkins

Jeffrey Wilkins
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: January 10, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 10, 2007
By: /s/ David Robson

David Robson, Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: January 10, 2007
By: /s/ Vincent McDonnell

Vincent McDonnell, President, Executive Director, Chief Operating Officer and Chief Commercial Officer

Date: January 10, 2007
By: /s/ Michael Ayre

Michael Ayre, Director

Date: January 10, 2007
By: /s/ Russell Hammond

Russell Hammond, Director

Date: January 10, 2007
By: /s/ Nils N. Trulsvik

Nils N. Trulsvik, Director

EXHIBIT INDEX
† 23(1)	Consent of L J Soldinger Associates LLC
† 31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

† 31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

† 32(1)	Section 1350 Certification of Chief Executive Officer.

† 32(2)	Section 1350 Certification of Chief Financial Officer.

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

/s/ Dr. David Robson	/s/ Richard Battey

Dr. David Robson	Richard Battey
Chief Executive Officer	Chief Financial Officer
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CanArgo Energy Corporation internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqulaified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.
L J SOLDINGER ASSOCIATES LLC
Deer Park, Illinois, USA
March 9, 2006

CANARGO ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Expressed in United States dollars)
ASSETS
Cash and cash equivalents	$18,540,558	$24,617,047
Restricted cash	3,181,672	1,400,000
Accounts receivable	414,597	2,526,442
Crude oil inventory	886,250	253,858
Prepayments	4,379,553	1,517,836
Assets held for sale	600,000	600,000
Other current assets	150,712	121,610

Total current assets	$28,153,342	$31,036,793
Capital assets, net (including unevaluated amounts of $50,644,999 and $25,102,945, respectively)	119,048,049	72,995,666
Prepaid financing fees	246,910	648,507
Investments in and advances to oil and gas and other ventures — net	—	478,632

Total Assets	$147,448,301	$105,159,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$5,754,882	$2,331,945
Loans payable	964,142	1,500,000
Deposits	—	3,080,839
Accrued liabilities	6,356,623	172,117

Total current liabilities	$13,075,647	$7,084,901
Long term debt	25,000,000	832,165
Other non current liabilities	1,001,041	—
Provision for future site restoration	523,000	422,000

Total Liabilities	$39,599,688	$8,339,066

Commitments and contingencies
Options with redemption feature	2,119,530	723,280
Stockholders’ equity:
Common stock, par value $0.10; authorized — 300,000,000 shares; shares issued, issuable and outstanding — 222,586,867 at December 31, 2005 and 195,212,089 at December 31, 2004	22,258,685	19,521,208
Capital in excess of par value	202,892,303	183,418,338
Deferred compensation expense	(2,220,399)	(1,976,102)
Accumulated deficit	(117,201,506)	(104,866,192)

Total stockholders’ equity	$105,729,083	$96,097,252

Total Liabilities, Temporary Equity and Stockholders’ Equity	$147,448,301	$105,159,598

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	For Year Ended December 31,
	2005	2004	2003
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$7,582,375	$9,574,520	$7,881,172
Other	—	—	223,608

	7,582,375	9,574,520	8,104,780

Operating Expenses:
Field operating expenses	2,281,434	2,320,756	1,051,905
Direct project costs	1,458,315	1,434,114	1,028,682
Selling, general and administrative	11,575,826	7,324,292	3,505,489
Depreciation, depletion and amortization	3,275,553	2,881,020	3,294,086
Impairment of oil and gas properties, ventures and other assets	—	174,812	—
Income on dispositions	—	(1,606,274)	(616,741)

	18,591,128	12,528,720	8,263,421

Operating Loss from Continuing Operations	(11,008,753)	(2,954,200)	(158,641)

Other Income (Expense):
Interest income	829,798	52,868	—
Interest and amortization of debt discount and expense	(1,899,522)	(954,998)	(35,386)
Foreign exchange gains (losses)	14,450	(447,455)	(511,370)
Other	(116,271)	(790,689)	(123,541)
Equity Loss from investments	(155,016)	(205,230)	65,544

Total Other Expense	(1,326,561)	(2,345,504)	(604,753)

Loss from Continuing Operations Before Taxes	(12,335,314)	(5,299,704)	(763,394)
Income taxes	—	—	—
Minority interest in loss of consolidated subsidiaries	—	—	7,406

Loss from Continuing Operations	(12,335,314)	(5,299,704)	(755,988)
Net Income (Loss) from Discontinued Operations, net Of taxes and minority interest	—	542,210	(6,607,517)

Loss Before Cumulative Effect of Change in Accounting Principle	(12,335,314)	(4,757,494)	(7,363,505)
Cumulative effect of change in accounting principle	—	—	41,290

Net Loss	$(12,335,314)	$(4,757,494)	$(7,322,215)

Weighted average number of common shares outstanding
— Basic	211,586,953	134,005,490	99,432,000

— Diluted	211,586,953	134,005,490	99,432,000

Basic and Diluted Net Loss Per Common Share
— from continuing operations	$(0.06)	$(0.04)	$(0.01)
— from discontinued operations	$—	$—	$(0.07)
— cumulative effect of change in accounting principle, net of Income tax	$—	$—	$—

Basic and Diluted Net Loss Per Common Share After Cumulative Effect of Change in Accounting Principle	$(0.06)	$(0.04)	$(0.08)

Other Comprehensive Income (Loss):
Foreign currency translation	—	146,463	(151,131)

Comprehensive Loss	$(12,335,314)	$(4,611,031)	$(7,473,346)

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Cash Flows

	For Year Ended December 31,
	2005	2004	2003
	(Expressed in United States dollars)
Operating activities:
Net Loss	(12,335,314)	(4,757,494)	(7,322,215)
Cumulative effect of change in accounting principle	—	—	41,290
Net income (loss) from discontinued operations, net of taxes and minority interest	—	542,210	(6,607,517)

Loss from continuing operations	(12,335,314)	(5,299,704)	(755,988)
Adjustments to reconcile net loss from continuing operations to net cash generated (used) by operating activities:
Non-cash stock compensation expense	2,374,578	1,395,035	276,507
Non-cash interest expense and amortization of debt discount	1,277,878	653,313	14,000
Non-cash reduction in selling, general and administrative expenses	—	(300,000)	—
Non-cash debt extinguishment expense	—	349,923	—
Common stock issued for services	53,600	118,400	—
Non-cash miscellaneous expenses	193,000	—
Depreciation, depletion and amortization	3,275,553	2,881,020	3,294,086
Impairment of oil and gas ventures and other assets	—	174,812	—
Equity loss (income) from investments	155,016	205,230	(65,544)
Gain on dispositions	—	(1,606,274)	(616,741)
Allowance for doubtful accounts	145,829	5,803	170,000
Minority interest in loss of consolidated subsidiaries	—	—	(7,406)
Changes in assets and liabilities:
Restricted cash	(1,781,672)	(1,400,000)	—
Accounts receivable	2,146,016	(2,370,473)	(81,169)
Inventory	(632,392)	214,935	(309,897)
Prepayments	(202,801)	(12,560)	54,767
Other current assets	(29,102)	84,923	(30,581)
Accounts payable	757,401	1,848,664	78,047
Deferred revenue	(3,080,839)	(449,255)	2,228,899
Income taxes payable	—	(97,500)	36,500
Accrued liabilities	(585,541)	(177,370)	145,442

Net cash generated (used) by operating activities	(8,268,790)	(3,781,078)	4,430,922

Investing activities:
Capital expenditures	(33,450,583)	(11,190,290)	(5,283,388)
Proceeds from disposition of investments	—	—	1,000,000
Proceeds from disposition of subsidiary	—	2,107,001	—
Acquisitions, net of cash acquired	609,553	—	—
Investments in oil and gas and other ventures	—	(383,862)	—
Repayments from oil and gas and other ventures	—	—	114,428
Advance proceeds from the sale of CanArgo Standard Oil Products	—	—	1,443,729
Advance proceeds from the sale of CanArgo Petroleum Refining Limited	—	—	301,195
Change in oil and gas supplier prepayments	(855,466)	(499,933)	(804,732)

Net cash used in investing activities	(33,696,496)	(9,967,084)	(3,228,768)

Financing activities:
Proceeds from sale of common stock	4,429,303	37,999,516	—
Share issue costs	(191,876)	(4,543,845)	—
Deferred offering costs	—	(309,318)	—
Advances from joint venture partner	—	290,000	1,427,612
Payments of joint venture obligations	—	(1,063,146)	(654,466)
Proceeds from loans	39,237,000	3,806,000	380,000
Repayment of loans	(7,200,000)	(1,408,179)	(277,821)
Deferred loan costs	(385,630)	—	—

Net cash provided by financing activities	35,888,797	34,771,028	875,325

Discontinued activities:
Net cash generated (used) by operating activities	—	—	(1,456,303)
Net cash used in investing activities	—	121,929	(348,546)
Net cash provided by financing activities	—	—	1,614,622

Net cash flows from assets and liabilities held for sale	—	121,929	(190,227)

Net increase (decrease) in cash and cash equivalents	(6,076,489)	21,144,795	1,887,252
Cash and cash equivalents, beginning of period	24,617,047	3,472,252	1,585,000

Cash and cash equivalents, end of period	$18,540,558	$24,617,047	$3,472,252

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of		Additional	Deferred	Foreign		Total
	Shares Issued		Paid-In	Compensation	Currency	Accumulated	Stockholders’
	and Issuable	Par Value	Capital	Expense	Translation	Deficit	Equity
	(Expressed in United States dollars)
Balance, December 31st 2002	97,356,206	$9,735,620	$145,151,475	$—	$4,668	$(92,786,483)	$62,105,280

Shares issued pursuant to Norio buy-out Sept 2003	6,000,000	600,000	540,000				1,140,000
Shares issued pursuant to Manavi buy-out Dec 2003	2,000,000	200,000	460,000				660,000
Shares issued pursuant to Standby Equity Distribution Agreement	261,782	26,178	(26,178)				—
Change in accounting policy pursuant to the Company electing to utilize the “prospective” method of transitioning to fair value method of accounting for stock-based compensation under SFAS No. 148	—	—	276,507				276,507
Current year adjustment					(151,131)	—	(151,131)
Net loss	—	—	—			(7,322,215)	(7,322,215)

Total, December 31, 2003	105,617,988	$10,561,798	$146,401,804	$—	$(146,463)	$(100,108,698)	$56,708,441

Current year adjustment					146,463		146,463
Exercise of stock options and warrants	3,815,084	381,508	118,008				499,516
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	163,218	16,322	79,446				95,768
Shares Issued pursuant to Standby Equity Distribution agreement (Newbridge Securities)	30,799	3,080	15,091				18,171
Shares Issued pursuant to consultancy agreement (Europa Oil Services Ltd)	4,000,000	400,000	3,480,000				3,880,000
Shares Issued pursuant to consultancy agreement (CEOCast)	80,000	8,000	49,600				57,600
Issue of Warrants to purchase 1 million shares pursuant to a loan agreement	—	—	754,000				754,000
Issue of Warrants to purchase 300,000 shares pursuant to a Loan agreement	—	—	197,040				197,040
Stock based compensation under SFAS 148	—	—	2,647,858	(1,976,102)			671,756
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	425,000	42,500	182,750				225,250
Issue of Warrants to purchase 1 million shares pursuant to a Loan agreement	—	—	263,786				263,786
Shares Issued pursuant to Global public offering	75,000,000	7,500,000	30,000,000				37,500,000
Share issue costs	—	—	(4,543,845)				(4,543,845)
Shares Issued pursuant to CanArgo Norio Limited Buy-Out	6,000,000	600,000	3,720,000				4,320,000
Shares Issueable pursuant to consultancy agreement (CEOCast)	80,000	8,000	52,800				60,800
Net Loss	—	—	—		—	(4,757,494)	(4,757,494)

Total, December 31, 2004	195,212,089	$19,521,208	$183,418,338	$(1,976,102)	—	$(104,866,192)	$96,097,252

	Common Stock
	Number of		Additional	Deferred	Foreign		Total
	Shares Issued		Paid-In	Compensation	Currency	Accumulated	Stcokholders’
	and Issuable	Par Value	Capital	Expense	Translation	Deficit	Equity
	(Expressed in United States dollars)
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	380,836	38,084	469,514				507,598
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	335,653	33,565	458,837				492,402
Exercise of stock options	1,067,833	106,783	255,850				362,633
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	344,758	34,476	498,072				532,548
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	370,599	37,060	562,940				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	381,170	38,117	561,883				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	495,745	49,574	550,426				600,000
Exercise of stock options	1,570,000	157,000	11,000				168,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	552,639	55,264	544,736				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	473,634	47,363	552,637				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	837,054	83,705	516,295				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	813,670	81,367	518,633				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	872,854	87,285	512,715				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	847,458	84,746	515,254				600,000
Shares Issueable pursuant to consultancy agreement (CEOCast)	80,000	8,000	45,600				53,600
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	801,068	80,107	519,893				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	812,348	81,235	518,765				600,000
Shares Issued pursuant to Tethys buy-out	11,000,000	1,100,000	7,260,000				8,360,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	639,591	63,959	536,041				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	596,421	59,642	540,358				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	613,246	61,325	538,675				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	630,120	63,012	536,988				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	669,568	66,957	533,043				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	761,325	76,133	523,867				600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	783,188	78,319	521,681				600,000
Exercise of stock options	360,000	36,000	481,320				517,320
Exercise of stock options	284,000	28,400	352,950				381,350
Stock based compensation under SFAS 148	—	—	1,222,625	(244,297)			978,328
Share issue costs	—	—	(1,186,633)				(1,186,633)
Net Loss	—	—	—			(12,335,314)	(12,335,314)

Total, December 31, 2005	222,586,867	$22,258,685	$202,892,303	$(2,220,399)	—	$(117,201,506)	$105,729,083

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
Consolidation
     The consolidated financial statements include the accounts of CanArgo Energy Corporation and its majority owned subsidiaries. All significant intercompany transactions and accounts have been eliminated. Investments in less than majority owned corporations and corporate like entities in which we exercise significant influence are accounted for using the equity method. Entities in which we do not have significant influence are accounted for using the cost method.
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
Fair Value of Financial Instruments
The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. The carrying value of the short-term note payable with detachable warrants reflects a discount for the value of warrants and was $964,142 at December 31, 2005. The face amount of the note payable is $1,050,000. The carrying value of the short-term debt approximates fair value as the debt bears interest at a market rate. The carrying and face value of $25,000,000 of the long-term debt approximates fair value as the debt bears interest at a market rate. Please refer to Note 11 Loans Payable and Long Term Debt for a more detailed discussion of the accounting treatment of the long-term debt.
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
     Oil And Gas Properties — CanArgo and the unconsolidated entities (for which it accounts using the equity method) account for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country—by—country basis. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
     Where proved reserves are established, capitalized costs are limited on a country—by—country basis (the ceiling test). The ceiling test is calculated as the sum of the present value of future net cash flows related to estimated production of proved reserves, using end—of—the-current-period prices, discounted at 10%, and takes into account expected future costs to develop proved reserves, and operating expenses and income taxes. Under the ceiling test, if the capitalized cost of the full cost pool exceeds the ceiling limitation, the excess is charged as an impairment expense.
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

Stock-Based Compensation Plans
     Effective January 1, 2003, we adopted SFAS No. 123 Accounting For Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. We elected to utilize the “prospective” method of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation. Stock based awards in existence prior to 2003 will continue to be accounted for under APB Opinion No. 25 Accounting for Stock Issued to Employees, unless they are re-priced or modified.
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

For the Year Ended
December 31, 2003
Net Loss as reported	$(7,322,215)
Add: Stock-based compensation cost, net of related tax effects, included in the determination of net income As reported	276,507
Less: Stock-based compensation cost, net of related Tax effects, that would have been included in the determination of net income reported if the fair value based method had been applied to all awards	786,783
Pro forma net loss	(7,832,491)
Loss per share
Basic and diluted — as reported	(0.08)
Basic and diluted — pro forma	(0.08)
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
     The Company accounts for options issued with redemption features in accordance with Accounting Series Release 268 — Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF D-98: Classification and Measurement of Redeemable Securities. Adjustments which are made to the amounts reflected in the temporary equity category for options with redemption features are made against additional paid in capital until such time when the intrinsic value exceeds the fair value originally recorded in which case the excess intrinsic value would be recorded as stock based compensation. In 2005 the temporary equity increased by $1,396,250 and this amount was less than the fair value originally recorded.
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
NOTE 3 — BUSINESS COMBINATIONS
Tethys Petroleum Investments Limited
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

	Pro Forma
	Twelve Months Ended December 31, 2005
	Historical	Tethys	Adjustments		Combined
Revenue	$7,582,375	$0	$—		$7,582,375

Loss from continiung operations	$(12,335,314)	$(215,649)	$155,016	(1)	$(12,395,947)

Net (loss)	$(12,335,314)	$(215,649)	$155,016		$(12,395,947)

Basic and diluted loss per Share					$(0.06)

Basic and diluted weighted average common shares outstanding					211,586,953

(1)	To add back the equity loss on investment recorded during the first six months of 2005 for the Company’s share of losses prior to acquisition of its majority interest.

	Pro Forma
	Twelve Months Ended December 31, 2004
	Historical	Tethys	Adjustments	Combined
Revenue	$9,574,520	$0	$—	$9,574,520

Loss from continiung operations	$(5,299,704)	$0	$0	$(5,299,704)

Net (loss)	$(4,757,494)	$0	$0	$(4,757,494)

Basic and diluted income per share				$(0.04)

Basic and diluted weighted average common shares outstanding				134,005,390

	Pro Forma
	Twelve Months Ended December 31, 2003
	Historical	Tethys	Adjustments	Combined
Revenue	$7,881,172	$0	$—	$7,881,172

Loss from continiung operations	$(755,988)	$0	$0	$(755,988)

Net (loss)	$(7,322,215)	$0	$0	$(7,322,215)

Basic and diluted income per share				$(0.07)

Basic and diluted weighted average common shares outstanding				99,432,000

Kul Bas LLP
     In November 2005, CanArgo acquired through its subsidiary BN Munai, 100% of the charter capital of Kul-Bas LLP, a company registered in Kazakhstan, for consideration of $100,000. Kul-Bas LLP owns an Exploration contract, which is for a period of 25 years, with an initial six year exploration period, covering an unexplored area of approximately 2.75 million acres (11,133 km(2)) surrounding the Akkulka area. The purchase price of the company reflected the fair value of the unevaluated property and was allocated to unevaluated oil and gas properties.
NOTE 4 — RESTRICTED CASH
     Restricted cash consisted of the following at December 31:

	2005	2004
Restricted Cash — Escrow	$—	$1,400,000
Restricted Cash — Secured deposits	3,181,672	—

	$3,181,672	$1,400,000

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
NOTE 6 — INVENTORY
     Inventory of crude oil consisted of the following at December 31:

	2005	2004
Crude oil	$886,250	$253,858

	$886,250	$253,858

NOTE 7 — PREPAYMENTS
     Prepayments consisted of the following at December 31:

	2005	2004
Drilling Contractors	$4,053,471	$1,324,147
Financing Fees	115,158	—
Other	210,924	193,689

	$4,379,553	$1,517,836

NOTE 8 — CAPITAL ASSETS
     Capital assets, net of accumulated depletion, depreciation and amortization (“DD&A”) and impairment, include the following at December 31, 2005:

		Accumulated
		DD&A and	Net Capital
	Cost	Impairment	Assets
Oil and Gas Properties
Proved properties	$83,451,848	$(26,033,501)	$57,418,347
Unproved properties	50,644,999	—	50,644,999

	134,096,847	(26,033,501)	108,063,346

Property and Equipment
Oil and gas related equipment	15,453,405	(5,146,040)	10,307,365
Office furniture, fixtures and equipment and other	1,135,601	(458,263)	677,338

	16,589,006	(5,604,303)	10,984,703

	$150,685,853	$(31,637,804)	$119,048,049

     Capital assets, net of accumulated depletion, depreciation and amortization and impairment (“DD&A”), include the following at December 31, 2004:

		Accumulated
		DD&A and	Net Capital
	Cost	Impairment	Assets
Oil and Gas Properties
Proved properties	$61,458,503	$(23,382,448)	$38,076,055
Unproved properties	25,102,945	—	25,102,945

	86,561,448	(23,382,448)	63,179,000

Property and Equipment
Oil and gas related equipment	14,119,443	(4,693,368)	9,426,075
Office furniture, fixtures and equipment and other	689,439	(298,848)	390,591

	14,808,882	(4,992,216)	9,816,666

	$101,370,330	$(28,374,664)	$72,995,666

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

     Unevaluated costs include $23,703,850 for the Ninotsminda Field. $2,000,000 was allocated to the Cretaceous on acquisition prior to 2003. The structure named Manavi was proved to contain oil and gas by an original exploration well in 2003. This well was sidetracked in 2005 and now awaits testing. Another appraisal well is drilling ahead and is expected to be completed within approximately five months.
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
NOTE 9 — PREPAID FINANCING FEES
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
     On June 9, 2005 we acquired the remaining 55% ownership of Tethys Petroleum Investments Limited, by issuing 11,000,000 shares of our common stock, valued at $8,360,000, and this entity is now consolidated in our financial statements. Prior to this, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss and therefore first reduced our investment of $17,366 to zero and then applied the remaining equity losses of $187,864 to reduce the carrying value of our advances to $478,632.
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
     On May 19, 2004, we signed a promissory note with Cornell Capital Partners, L.P. (“Cornell Capital”) whereby Cornell Capital agreed to advance us the sum of $1,500,000. This amount would be payable on the earlier of 180 days from the date of the promissory note or within 60 days from the date that the Registration Statement on Form S-3 filed with the SEC on May 6, 2004 (Reg. No. 333-115261) would be declared effective. If the promissory note was not repaid in full when due, interest would accrue on the outstanding principal owing at the rate of 12% per annum. We paid to Cornell Capital a commitment fee of 5% of the principal amount of the promissory note which would be set-off against the first $75,000 of fees payable by us to Cornell Capital under the Standby Equity Distribution Agreement dated February 11, 2004. The promissory note would become immediately due and payable upon the occurrence of any of the following: (i) failure to pay the amount of any principal or interest when due under the promissory note; (ii) any proceedings under any bankruptcy laws of the United States of America or under any insolvency, reorganization, receivership, readjustment of debt, dissolution, liquidation or any similar law or statute of any jurisdiction filed by or against us for all or any part of our property. The Registration Statement was declared effective on February 3, 2005; we have repaid the promissory note by making a series of takedowns in February and March 2005 under the Standby Equity Distribution Agreement.
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
NOTE 12 — OTHER LIABILITIES
     Other liabilities consisted of the following at December 31:

	2005	2004
Prepaid sales and oil sales security deposit	$—	$2,699,644
Prepaid license fees	—	80,000
Advanced proceeds from the sale of other assets	—	301,195

	$—	$3,080,839

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
NOTE 14 — MINORITY INTEREST
Tethys Petroleum Investments Limited
     In September 2003, together with Atlantic Caspian Resources plc (“ACR”), we formed a limited partnership, Tethys Petroleum Investments Limited (“TPI”) and its wholly owned subsidiary Tethys Kazakhstan Ltd (“TKI”). As part of this investment, ACR contributed its 70% ownership interest in BN Munai LLP (“BN Munai”) into TKI in exchange for 10% ownership of TPI and we committed to funding the day to day operations and provide management services until third party financing could be arranged in exchange for 90% ownership of TPI. BN Munai’s interest centers on the Akkulka exploration area and the Kyzyloi Gas Field, located in western Kazakhstan, just to the west of the Aral Sea. In the four years prior to our ownership interest, ACR drilled two deep exploration wells in the Akkulka area, which they plugged and abandoned after demonstrating the presence of hydrocarbons, due to funding limitations on their part. On the same day that we consummated the transaction to create TPI, we entered into an agreement to sell half of our ownership interest in TPI to Provincial Securities Limited, an investment company to which Mr. Russell Hammond, one of our non- executive directors, is an Investment Advisor, in consideration for future services of providing advice to us concerning funding the development of TPI as we intended to fund the majority of the development of the Kyzyloi Gas Field through third party financing.
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
     On September 30, 2004 we announced that we had increased our interest in CNL, by buying out the remaining minority shareholder in that company, NPET Oil Limited. CNL will now become a wholly owned subsidiary of CanArgo. Following completion of the Georgian Oil farm-in to the Norio PSA, CNL will hold an 85% interest in the Norio PSA. CNL also holds 100% of the contractor’s interest in the Block XI(G) and XI(H) Production Sharing Contract (“Tbilisi PSC”). This transaction has therefore increased our interest in the Norio PSA by 21.25%, and by 25% in the Tbilisi PSC. We have issued 6,000,000 restricted shares of our common stock valued at $4,320,000 to NPET Oil Limited in connection with this transaction. Upon recording this transaction, minority interest of $1,351,022 was reduced to $0 and oil and gas properties increased by $2,968,978. At the same time, our commitment under the Norio PSA and the original shareholders’ agreement for a bonus payment of $800,000 to be paid by us to the other shareholders should commercial production be obtained from the Middle Eocene or older strata and a second bonus payment of $800,000 should production exceed 250 tonnes (approximately 1,900 barrels) of oil per day over any 90 day period has terminated.
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
     At December 31, 2005, we had the contingent obligation to issue an aggregate of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion the chance of having to issue these shares is remote.
     Under the Production Sharing Contract for Blocks XI(G) and XI(H) (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited will acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The total commitment over the next ten months is $350,000. In the event that no commercial producing wells are developed, our interest in the PSC terminates 10 years from commencement in March 2011.
     In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda/Manavi area with AES Gardabani (a subsidiary of AES Corporation) (“AES”) was terminated without AES earning any rights to any of the Ninotsminda/Manavi area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement. AES have now withdrawn from Georgia, but hydrocarbons have been discovered in the Manavi area reservoir and in the event of a successful gas development from the Sub Middle Eocene, it is reasonably possible that AES may exercise their rights under the Letter of Agreement.
     In April 2004, we acquired a 50% interest in the Samgori (Block XI(B)) Production Sharing Contract (“Samgori PSC”) in Georgia. This interest was acquired from Georgian Oil Samgori Limited (“GOSL”), a company wholly owned by Georgian Oil, by one of our subsidiaries, CanArgo Samgori Limited (“CSL”). Under the terms of the agreement dated January 8, 2004, up to 10 horizontal wells will be drilled on the Samgori Field. Completion of well S302, which was funded 100% by us, satisfied our commitment to GOSL under the acquisition agreement. It was planned that the remainder of the drilling program will be funded jointly by CSL and GOSL, the Contractor parties, pro rata to their interest in the Samgori PSC. The total cost to us of participating in the whole program, which was due to be completed by June 2008, was anticipated to be up to $13,500,000.
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
     Under the Samgori PSC, up to 50% of petroleum produced under the contract is allocated to the Contractor parties for the recovery of the cumulative allowable capital, operating and other project costs associated with the Samgori Field and exploration in Block XI(B) (“Cost Recovery Oil”). The cost recovery pool includes the $37,528,964 costs previously incurred by NPL. The balance of production (“Profit Oil”) is allocated on a 50/50 basis between the State and the Contractor parties respectively until capital costs are recovered after which they would receive 30% of Profit Oil. Under the Samgori PSC, Georgian Oil as the State representative in the contract is entitled to receive up to 250,000 tons (approximately 1.6 million barrels) of oil (“Base Level Oil”) from a maximum of 50% per calendar quarter of production when the value of the cumulative Cost Recovery Petroleum, cumulative Profit Oil and cumulative Profit Natural Gas delivered to the Contractor parties exceeds the cumulative allowable capital, operating and other project costs including finance costs associated with the Samgori Field and exploration in Block XI(B) and the NPL costs. While Base Level Oil is being delivered to Georgian Oil, the Contractor parties will continue to be entitled to a maximum of 50% of the remaining Profit Oil. The Base Level Oil is an estimate of the amount of oil that Georgian Oil would have expected to produce from the contract area had the State not come to a contractual arrangement with the previous Contractor party in 1996.
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
     (iii) The price for the oil will be in US Dollars per net US Barrel equal to the average of the mean of three quotations in Platts Crude Oil Marketwire(C) for Brent Dated Quotations minus a discount: ranging for sales (a) up to the Minimum Contract Quantity from $6.00 to $7.50 based on Brent prices per barrel ranging from less than $15.00 to greater than $25.01, respectively; and (b) for sales of oil in excess of the Minimum Contract Quantity at the commercial discount in Georgia for oil of similar quality less $0.10 per barrel with the maximum discount being $6.00 per barrel for export sales and $5.50 per barrel for local sales; and
     (iv) PFG will pay NOC for the monthly quantity of oil in advance of delivery.
     NOC’s obligations are subject to customary Force Majeure provisions, title and risk of loss pass to buyer at the delivery point, NOC agrees to assist the buyer to sell the oil locally or export oil in accordance with applicable law and the Agreement is governed by English law.
     In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow-out, including compensation and cleaning of the environment will be $2,000,000. The Company’s insurance policies cover 80% of these costs up to a maximum of $2,500,000 and the remaining 20% insurance retention being payable by the Company. On June 3, 2005 we received $800,000, as a first instalment, from our insurance company and the chance of receiving the remaining amount of up to 80% of our total costs is deemed probable.
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 thus bringing the relief sought pursuant to both claim to the sum of 32.4 million GEL (approximately $19.0 million at the exchange rate of GEL to US dollars in effect on December 31, 2005). We believe that we have meritorious defenses to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for

Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim and intends to file a counterclaim. We believe that we have meritorious defenses to this claim and intend to defend it vigorously. At this point in the proceedings it is not possible to predict the outcome of the arbitration. However, in the event that Weatherford is successful, the extent of the loss to the Company would be limited to payment of Weatherford’s professional fess in regards to this matter.
     The Company has been named in with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $514,000 at December 31, 2005 exchange rates) The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
     CanArgo Norio Limited currently owns a 100% interest in the Norio (Block XI(C)) and North Kumisi Production Sharing Agreement (“Norio PSA”), although this interest has a 25 year term it may be reduced to 85% should the state oil company, Georgian Oil, exercise an option available to it under the PSA for a limited period following the submission of a field development plan. Although we are not able to speak for Georgian Oil, in management’s opinion it is likely that Georgian Oil would exercise the option available to it in the event of a commercial oil or gas discovery. As a contractor party, Georgian Oil would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 381,034 acres (1,542 km (2)), however, it is subject to a 25% relinquishment every 5 years, commencing in March 2006 whereby the Contractor selects the relinquishment portions.
     Our 2004 Long-Term Stock Incentive Plan (“2004 Plan”) allows for up to 7,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. Stock options may be exercised, in whole or in part, by giving written notice of exercise to the Corporation specifying the number of shares to be purchased. However, in the event of a Change of Control (as defined in the 2004 Plan) an optionee (other than an optionee who initiated a Change of Control in a capacity other than as an officer or director of the Corporation) may elect to surrender all or part of the stock option to the Corporation and to receive in cash an amount equal to the amount by which the fair market value per share of the Stock on the date of exercise shall exceed the purchase price per share under the stock option multiplied by the number of shares of the Stock granted under the stock option as to which the right granted by this proviso shall have been exercised. In management’s opinion, a Change of Control event (as defined in the 2004 Plan) at this moment in time, is deemed to be remote,. As of December 31, 2005, options to acquire an aggregate of 1,454,000 shares of common stock had been granted under this Plan and were outstanding, 1,214,000 of which are currently vested.
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

Year Ended December 31, 2005
     We issued to Cornell Capital Partners, L.P. pursuant to the Standby Equity Distribution Agreement, the following shares at the dates and prices indicated:
•	In February 2005, 380,836 shares of our common stock were issued at $1.31 per share.

•	In February 2005, 335,653 shares of our common stock were issued at $1.47 per share.

•	In March 2005, 344,758 shares of our common stock were issued at $1.54 per share.

•	In March 2005, 370,599 shares of our common stock were issued at $1.62 per share.

•	In March 2005, 381,170 shares of our common stock were issued at $1.57 per share.

•	In March 2005, 495,745 shares of our common stock were issued at $1.21 per share.

•	In April 2005, 552,639 shares of our common stock were issued at $1.09 per share.

•	In April 2005, 473,634 shares of our common stock were issued at $1.27 per share.

•	In May 2005, 837,054 shares of our common stock were issued at $0.72 per share.

•	In May 2005, 813,670 shares of our common stock were issued at $0.74 per share.

•	In May 2005, 872,854 shares of our common stock were issued at $0.69 per share.

•	In May 2005, 847,458 shares of our common stock were issued at $0.71 per share.

•	In June 2005, 801,068 shares of our common stock were issued at $0.75 per share.

•	In June 2005, 812,348 shares of our common stock were issued at $0.74 per share.

•	In June 2005, 639,591 shares of our common stock were issued at $0.94 per share.

•	In June 2005, 596,421 shares of our common stock were issued at $1.00 per share.

•	In July 2005, 613,246 shares of our common stock were issued at $0.98 per share.

•	In July 2005, 630,120 shares of our common stock were issued at $0.95 per share.

•	In July 2005, 669,568 shares of our common stock were issued at $0.90 per share.

•	In July 2005, 761,325 shares of our common stock were issued at $0.79 per share.

•	In August 2005, 783,188 shares of our common stock were issued at $0.77 per share.

Other stock issuances were as follows:

•	In March 2005, 1,067,833 shares of our common stock were issued at an average of $0.34 per share as a result of employees exercising stock options.

•	In March 2005, 1,570,000 shares of our common stock were issued at an average of $0.11 per share as a result of employees exercising stock options.

•	In May 2005, 80,000 shares of CanArgo common stock were issuable to CEOcast Inc. in relation to a consultancy agreement between CanArgo and CEOcast.

•	In June 2005, 5,500,000 shares of our common stock were issued at $0.76 per share to Provincial, of which Russell Hammond (one of our non-executive directors) is Investment Advisor and 5,500,000 shares of our common stock were issued at $0.76 per share to Vando, in connection with the Tethys acquisition.

•	In August 2005, 360,000 shares of our common stock were issued at an average of $1.44 per share as a result of stock options being exercised.

•	In September 2005, 284,000 shares of our common stock were issued at an average of $1.34 per share as a result of stock options being exercised.
Year Ended December 31, 2004
•	In February 2004, 163,218 shares of our common stock were issued at $0.56 per share to Cornell Capital Partners, L.P. as part payment of the commitment fee payable pursuant to the Standby Equity Distribution Agreement between Cornell and the Company (“Equity Line of Credit”).

•	In February 2004, 30,799 shares of our common stock were issued at $0.33 per share to Newbridge Securities Corporation pursuant to the Placement Agent Agreement among CanArgo Energy Corporation, Newbridge Securities Corporation and Cornell Capital Partners in terms of which Newbridge advised the Company and acted as our exclusive placement agent in respect of the Equity Line of Credit.

•	In March 2004, 3,815,084 shares of CanArgo common stock were issued at an average of $0.13 per share as a result of employees exercising stock options.

•	In April, 2004 we issued 4,000,000 shares of CanArgo common stock at $0.94 per share to Europa Oil Services Limited pursuant to a consultancy agreement to acquire an interest in the Samgori PSC.

•	In July, 2004 we issued 80,000 shares of CanArgo common stock at 0.70 per share to CEOcast Inc in relation to a consultancy agreement between CanArgo and CEOcast Inc dated May 17, 2004.

•	In July 2004, we issued 425,000 shares of our common stock at $0.50 per share to Cornell Capital Partners, L.P. as part payment of the commitment fee payable pursuant to the Standby Equity Distribution Agreement between Cornell and the Company (“Equity Line of Credit”).

•	In September 2004, we completed a global public offering (“Global Offering”) of 75 million shares of our common stock at an offering price of $0.50 per share. We raised gross proceeds of $37,500,000 and paid total commissions and expenses related to the Global Offering of $4,543,845 which resulted in net proceeds to the Company of $32,956,155.

•	In September, 2004 we issued 6,000,000 restricted shares of our common stock at $0.60 per share to NPET Oil Limited to increase our interest in CanArgo Norio Limited, by buying out the remaining minority shareholder in that company, NPET Oil Limited.

•	In November 2004, 80,000 shares of CanArgo common stock were issueable to CEOcast Inc in relation to a consultancy agreement between CanArgo and CEOcast.

Year Ended December 31, 2003
•	In September 2003, CanArgo issued 6,000,000 shares at $0.19 per share for purchase some of an additional 10.8% interest in CanArgo Norio.

•	In December 2003, CanArgo issued 2,000,000 shares at $0.33 per share upon completion of the purchase of the interest of the farm-in partner in the Manavi well.

•	In December 2003, CanArgo issued 261,782 shares at $0.33 per share upon completion of a Standby Equity Distribution Agreement that allowed CanArgo, at its option, to issue shares to US-based investment fund Cornell Capital Partners LP up to a maximum value of $6 million. This facility was terminated on February 11, 2004 when the Company entered into a further standby equity distribution agreement.
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
     Identifiable assets of continuing and discontinued operations as of December 31, 2005 by business segment and geographical area were as follows:

2005
Corporate
Georgia	$785,607
Republic of Kazakhstan	—
Western Europe (principally cash)	27,730,478

Total Corporate	28,516,085

Oil and Gas Exploration, Development and Production
Georgia	106,905,403
Republic of Kazakhstan	11,426,813
Assets Held for Sale
Western Europe	600,000

Total Identifiable Assets	$147,448,301

NOTE 22 — SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004	2003
Non-cash transactions:
Stock compensation expense	$2,374,578	$1,395,035	$276,507
Interest expense and amortization of debt discount and loan fees	1,277,878	653,313	—
Debt Extinguishment expense	—	118,400	—
Non cash miscellaneous expense — Financing fees	193,000	—	—
Issuance of common stock for services	53,600	56,000	—
Issuance of common stock for purchase of farm-in partner of Manavi well	—	—	6,600,000
Issuance of common stock to buy out minority shareholders in CanArgo Norio	—	4,320,000	1,140,000
Issuance of common stock pursuant to SEDA(1)	10,327,305	331,182	86,388
Issuance of common stock for Consultancy agreement (Europa Oil Services Ltd) to acquire interest in Samgori	—	3,880,000	—
Issuance of common stock to acquire 55% remaining interest in Tethys Petroleum Investments, Ltd.	8,360,000	—	—

(1)	The amount recorded in 2005 included the following

	2005	2004	2003
Repayment of principal of $1.5 million Cornell advance from 2004	1,500,000
Repayment of principal of $15 million Cornell promissory note from 2005	7,800,000
Payment of offering costs with proceeds from SEDA	994,757
Payment of interest on the $1.5 million Cornell advance from 2004	32,548

	10,327,305
There was no cash paid for income taxes for the years ended December 31, 2005, 2004 and 2003.
Reclassification temporary equity	1,396,250	723,200	—
Cash paid for interest expense	621,644	11,559	35,387
NOTE 23 — STOCK-BASED COMPENSATION PLANS
     At December 31, 2005, stock options and warrants had been issued from the following stock based compensation plans:
•	1995 Long-Term Incentive Plan (“1995 Plan”). The 1995 Plan was approved by our stockholders at the annual meeting of stockholders held on February 6, 1996. This Plan allows for up to 7,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. As of December 31, 2005, options to acquire an aggregate of 1,454,000 shares of common stock had been granted under this Plan and were outstanding, 1,214,000 of which are currently vested. The Plan expired on November 13, 2005. The awards have a term of 5 years from date of issue and vest immediately.

•	The Amended and Restated CanArgo Energy Inc. Plan (the “CEI Plan”). The CEI Plan (also known as the CAOG Plan) was adopted by the Company’s Board of Directors on September 29, 1998. All Options outstanding under the Plan as of July 15, 1998 were assumed by the Company pursuant to the terms of an Amended and Restated Combination Agreement between the Company and CanArgo Energy Inc. dated February 2, 1998 which was approved by the Company’s stockholders on July 8, 1998. This Plan allowed for up to 1,250,000 shares (of which only 988,000 shares were registered) of the Company’s common stock to be issued to any director or full-time employee of the Company or a subsidiary of the Company. As of December 31, 2005, five year options to acquire an aggregate of 220,000 shares of common stock had been granted under this Plan and were outstanding, 145,000 of which are currently 100% vested. The awards have a term of 5 years from date of issue, each award having a special vesting provision defined in the award.

•	Special Stock Options and Warrants. This plan was created to allow the Company to retain and provide incentives to existing executive officers and directors and to allow retirement of new officers and directors following the Company’s decision to relocate finance and administration functions from Calgary, Canada to London, England. As of December 31, 2005, special stock options and warrants issued under this plan exercisable for an aggregate of 535,000 shares were outstanding, subject to customary anti-dilution adjustments. The awards have term of 5 years from date of issue, each award having a vesting provision defined in the award.

•	2004 Long Term Stock Incentive Plan (“2004 Plan”). The 2004 Plan was approved by our stockholders at the annual meeting of stockholders held on May 18, 2004. This Plan allows for up to 10,000,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock options, restricted stock, stock appreciation rights and other stock based performance awards. As of December 31, 2005, seven year options to acquire an aggregate of 7,836,000 shares of common stock had been granted under this Plan and were outstanding, 4,044,000 of which vested at that date. The 2004 Plan will expire on May 17, 2014, although the Board of Directors may terminate the 2004 Plan at any time prior to that date. The awards have a term of 7 years from date of issue and vest 1/3 for each year over 3 years beginning immediately.
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
     We used the Black-Scholes option pricing model using the following assumptions to determine the fair value of the options issued under our plans during the following years:

	2005	2004	2003
Stock price on date of grant	$0.97	$0.63	$0.10
Risk free rate of interest	4.16%	3.65%	2.91%
Expected life of warrant — months	84	82	48
Dividend rate	0%	0%	0%
Historical volatility	109.49%	104.94%	80.47%
     The numbers above reflect the weighted average for the options issued during the year.
     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of			Number of
	Shares	Weighted	Weighted	Shares	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2005	Term	Price	2005	Price
$0.10 to $0.14	1,120,000	2.20	0.10	1,110,000	0.10
$0.15 to $0.69	5,486,000	5.70	0.65	3,495,000	0.65
$0.70 to $1.47	3,439,000	6.37	1.03	1,333,000	1.02

$0.10 to $1.47	10,045,000	5.54	0.72	5,938,000	0.63

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
     Dr. David Robson, Chief Executive Officer, provides all of his services to CanArgo through Vazon Energy Limited of which he is the sole owner and Managing Director. In addition management services agreements exists between CanArgo and Vazon Energy whereby the services of Dr. Robson, Mrs. Landles (Corporate Secretary & Executive Vice President) and Mr. Battey (Chief Financial Officer), amongst others, are provided to CanArgo. Approximately $930,000 was paid to Vazon in respect of these services.

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
Financing
     On March 3, 2006, we announced that we had entered into a $13,000,000 private placement with a small group of accredited investors (“Note holders”) of senior subordinated convertible guaranteed notes (the “Subordinated Notes”) and two year warrants to purchase an aggregate of 13,000,000 shares of common stock (“Warrants”).
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

NOTE 25 — QUARTERLY FINANCIAL DATA (Unaudited)

	2005	2005	2005	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue from continuing operations	$1,333,467	$1,232,532	$2,580,847	$2,435,419
Operating income (Loss) from continuing operations	(2,206,718)	(2,209,444)	(2,591,715)	(4,000,876)
Net income (loss) from continuing operations	(2,473,476)	(2,256,483)	(2,941,930)	(4,663,425)
Net income (loss) from discontinued operations, net of taxes and minority Interest	—	—	—	—
Cumulative effect of change in Accounting policy	—	—	—	—
Net income (loss)	(2,473,476)	(2,256,483)	(2,941,930)	(4,663,425)
Comprehensive income (loss)	(2,473,476)	(2,256,483)	(2,941,930)	(4,663,425)
Net income (loss) per common share — basic and diluted from continuing operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income (loss) per common share — basic and diluted from discontinued operations	—	—	—	—
Net income (loss) per common share — basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

	2004	2004	2004	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue from continuing operations	$3,360,471	$2,078,553	$2,007,838	$2,127,658
Operating income (Loss) from continuing operations	974,195	(992,604)	(1,401,093)	(1,534,698)
Net income (loss) from continuing operations	1,032,016	(1,405,230)	(2,644,174)	(1,834,860)
Net income (loss) from discontinued operations, net of taxes and minority Interest	490,364	(43,539)	95,384	—
Cumulative effect of change in Accounting policy	—	—	—	—
Net income (loss)	1,522,380	(1,448,769)	(2,548,790)	(1,834,860)
Comprehensive income (loss)	1,984,516	(1,691,382)	(2,458,082)	(1,998,628)
Net income (loss) per common share — basic and diluted from Continuing operations	0.01	(0.01)	(0.02)	(0.01)
Net income (loss) per common share — basic and diluted from discontinued operations	—	—	—	—
Net income (loss) per common share — basic and diluted	0.01	(0.01)	(0.02)	(0.01)

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
Oil and gas reserves
     The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2005, as estimated by the independent petroleum engineering firm, Oilfield Production Consultants Limited for Georgia:
     Net Proved Developed and Undeveloped Reserves — Oil (In Thousands of Barrels):

	2005	2004	2003
January 1	4,076	4,395	2,901
Purchase of properties	—	—	—
Revisions of previous estimates	(410)	(76)	1,951
Extension, discoveries, other additions	—	—	—
Production	(152)	(243)	(457)
Disposition of properties	—	—	—

December 31	3,514	4,076	4,395

Net Proved Developed Oil Reserves — December 31, 2005	2,013

     Net Proved Developed and Undeveloped Reserves — Gas (In Million Cubic Feet) — Georgia

	2005	2004	2003
January 1	1,703	1,941	2,414
Purchase of properties	—	—	—
Revisions of previous estimates	—	(66)	(197)
Extension, discoveries, other additions	—	—	—
Production	(104)	(172)	(276)
Disposition of properties	—	—	—

December 31	1,599	1,703	1,941

Net Proved Developed Oil Reserves — December 31, 2005	858

     Net proved oil reserves in Georgia consisted of the following at December 31:

	2005		2004
		PSC		PSC
	Oil Reserves	Entitlement	Oil Reserves	Entitlement
	Gross	Volumes	Gross	Volumes
	(MSTB)	(MSTB)(1)	(MSTB)	(MSTB)(1)
Proved Developed Producing	3,151	2.013	3,264	2,122
Proved Undeveloped	2,348	1,501	3,007	1,954

Total Proven	5,499	3,514	6,271	4,076

     Net proved gas reserves in Georgia consisted of the following at December 31:

	2005		2004
		PSC		PSC
	Gas Reserves	Entitlement	Gas Reserves	Entitlement
	Gross	Volumes	Gross	Volumes
	(MMCF)	(MMCF)(1)	(MMCF)	(MMCF)(1)
Proved Developed Producing	1,343	858	1,462	950
Proved Undeveloped	1,159	741	1,158	753

Total Proven	2,502	1,599	2,620	1,703

(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of CanArgo’s interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.
     The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2005, as estimated by the independent petroleum engineering firm, Oilfield Production Consultants Limited for Kazakhstan:
Republic of Kazakhstan
     Net Proved Developed and Undeveloped Reserves — Gas (In Million Cubic Feet) — Kazakhstan

	2005(1)	2004	2003
January 1	—	—	—
Purchase of properties	29,699	—	—
Revisions of previous estimates	—	—	—
Extension, discoveries, other additions	2,995	—	—
Production	—	—	—
Disposition of properties	—	—	—

December 31	32,694	—	—

Net Proved Developed Oil Reserves — December 31, 2005	—

     Net proved gas reserves in the Kazakhstan consisted of the following at December 31:

	2005(1)		2004
		PSC		PSC
	Gas Reserves	Entitlement	Gas Reserves	Entitlement
	Gross	Volumes	Gross	Volumes
	(MMCF)	(MMCF)(2)	(MMCF)	(MMCF)
Proved Developed Producing	—	—	—	—
Proved Undeveloped	32,694	32,694	—	—

Total Proven	32,694	32,694	—	—

(1)	On June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited (TPI) and as at 31 December 2005, this entity is now consolidated in our financial statements. TPI through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Prior to the Company’s 100% ownership, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss. No reserves were assessed before we owned 100% of TPI.

(2)	TPI through its 100% owned Kazakhstan subsidiary TKL, holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Under a loan agreement with BN Munai LLP, TKL will take 100% of the net cash flow of the Kyzyloi development until its loan is repaid. This loan is currently in excess of net cash flows generated from the production of gross proven reserves.
Results of operations for oil and gas producing activities
     Results of operations for oil and gas producing activities, all in Georgia, for 2005, 2004 and 2003 are as follows:

Year Ended December 31, 2005	Eastern Europe
Revenues	$7,582,375
Operating expenses	2,281,434
Depreciation, depletion and amortization	3,275,553

Operating Income (Loss)	2,025,388
Income tax provision	—

Results of Operations for Oil and Gas Producing Activities	$2,025,388

Year Ended December 31, 2004	Eastern Europe
Revenues	$9,574,520
Operating expenses	2,320,756
Depreciation, depletion and amortization	2,298,218

Operating Income (Loss)	4,955,546
Income tax provision	—

Results of Operations for Oil and Gas Producing Activities	$4,955,546

Year Ended December 31, 2003	Eastern Europe
Revenues	$7,882,870
Operating expenses	1,051,905
Depreciation, depletion and amortization	2,634,459

Operating Income (Loss)	4,196,506
Income tax provision	—

Results of Operations for Oil and Gas Producing Activities	$4,196,506

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

Year Ended December 31, 2005	Eastern Europe(1)
Property Acquisition
Unproved(2)	$9,408,644
Proved	1,034,294
Exploration	16,133,410
Development	20,959,051

Total costs incurred	$47,535,399

Year Ended December 31, 2004	Eastern Europe
Property Acquisition
Unproved(2)	$3,416,900
Proved	3,880,000
Exploration	1,757,010
Development	6,588,137

Total costs incurred	$15,642,047

Year Ended December 31, 2003	Eastern Europe
Property Acquisition
Unproved(2)	$—
Proved	—
Exploration	(329,998)
Development	5,200,614

Total costs incurred	$4,870,616

(1)	On June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited (TPI) and this entity as at 31 December 2005, is now consolidated in our financial statements. TPI through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Prior to 100% ownership, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss.

(2)	These amounts represent costs incurred by CanArgo and excluded from the amortization base until proved reserves are established or impairment is determined.
Aggregate Capitalized Costs
     Capitalized costs relating to Oil and Gas Activities is as follows:

		Republic of
December 31, 2005	Georgia	Kazakhstan
	(In thousands)
Proved	$81,555	$1,897
Unproved	41,115	9,530

Total capitalized Costs	122,670	11,427
Accumulated depreciation, depletion and amortization	(28,213)	—

Net capitalized costs	$94,457	11,427

		Republic of
December 31, 2004	Georgia	Kazakhstan
	(In thousands)
Proved	$61,458	$—
Unproved	25,103	—

Total capitalized Costs	86,561	—
Accumulated depreciation, depletion and amortization	(23,382)	—

Net capitalized costs	$63,179	—

(1)	On June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited (TPI) and as at December 31, 2005 this entity is now consolidated in our financial statements. TPI through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Prior to 100% ownership, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss.
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
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

		Republic of
December 31, 2005	Georgia	Kazakhstan(2)
	(In thousands)
Future cash inflows	$179,340	$27,180
Less related future:
Production costs	26,406	3,060
Development and abandonment costs	18,808	11,000

Future net cash flows before income taxes	134,126	13,120
Future income taxes	(6,567)	(7,220)

Future net cash flows(1)	127,559	5,900
10% annual discount for estimating timing of cash flows	51,056	2,733

Standardized measure of discounted future net cash flows	$76,503	$3,167

		Republic of
December 31, 2004	Georgia	Kazakhstan
	(In thousands)
Future cash inflows	$112,894	$—
Less related future:
Production costs	27,643	—
Development and abandonment costs	10,200	—

Future net cash flows before income taxes	75,051	—
Future income taxes	(38)	—

Future net cash flows(1)	75,013	—
10% annual discount for estimating timing of cash flows	28,602	—

Standardized measure of discounted future net cash flows	$46,411	$—

(1)	In Georgia, future cash flows are based on PSC Entitlement Volumes attributed to CanArgo using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company Limited after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of our interest in Ninotsminda Oil Company Limited, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit. In Kazakhstan, Tethys Petroleum Investment Limited (TPI) through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Under a loan agreement with BN Munai LLP, TKL will take 100% of the net cash flow of the Kyzyloi development until its loan is repaid. This loan is currently in excess of net cash flows generated from the production of gross proven reserves.

(2)	On June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited (TPI) and as at December 31, 2005 this entity is now consolidated in our financial statements. TPI through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Prior to 100% ownership, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss.
     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves for Georgia is as follows:

	December 31
	2005	2004	2003
	In thousands
Beginning of year	$46,411	$37,530	$14,107

Purchase (sale) of reserves in place	—	—	—
Revisions of previous estimates	(13,209)	(4,251)	24,576
Development costs incurred during the period	27,437	6,588	324
Additions to proved reserves resulting from Extensions, discoveries and improved Recovery	—	—	—
Accretion of discount	4,641	1	—
Sales of oil and gas, net of production costs	(3,495)	(6,004)	(6,829)
Net change in sales prices, net of Production costs	56,113	18,057	8,317
Changes in production rates (timing) and other(1)	(41,396)	(5,510)	(2,965)

Net increase (decrease)	30,091	8,881	23,423

End of year	$76,502	$46,411	$37,530

(1)	Other changes include a reduction in our cash flows resulting from a change in our oil entitlement as goverened by the Ninotsminda PSC primarily due to increased oil prices used in the standardized measure of discounted future net cash flow for 2005.

	December 31
	2005(1)	2004	2003
	In thousands
Beginning of year	$—	$—	$—
Purchase (sale) of reserves in place	2,644	—	—
Revisions of previous estimates	523	—	—
Development costs incurred during the period	—	—	—
Additions to proved reserves resulting from Extensions, discoveries and improved Recovery	—	—	—
Accretion of discount	—	—	—
Sales of oil and gas, net of production costs	—	—	—
Net change in sales prices, net of Production costs	—	—	—
Changes in production rates (timing) and other	—	—	—

Net increase (decrease)	3,167	—	—

End of year	$3,167	$—	$—

(1)	On June 9, 2005 we acquired 100% ownership of Tethys Petroleum Investments Limited (TPI) and as at 31 December 2005, this entity is now consolidated in our financial statements. TPI through its 100% owned Kazakhstan subsidiary TKL (Tethys Kazakhstan Limited), holds 70% ownership rights in BN Munai LLP, a Kazakh registered company that has the 100% rights to the Kyzyloi field. Prior to 100% ownership, we chose to use our equity ownership percentage as the basis for recording our portion of our investees’ loss. No reserves were assessed before we owned 100% of TPI.