Form 10-K/A
period 2006-12-31
CANARGO ENERGY CORP
filed 2007-03-15
CIK 310316

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

Explanatory Note
CanArgo Energy Corporation (the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Report”), solely to revise Exhibit 23(a) to extend the independent registered auditors’ consent to also include their opinion on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and the effectiveness of internal control over financial reporting as of December 31, 2006.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(B) Exhibits
               Documents filed herewith are identified by a cross (†).
†23(a)    Consent of L J Soldinger Associates, LLC, Independent Public Accountants.
†31(1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†31(2)    Rule 13a-14(c)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
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
Nils N. Trulsvik, Director

EXHIBIT INDEX
†23(a)    Consent of L J Soldinger Associates, LLC, Independent Public Accountants.
†31(1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†31(2)    Rule 13a-14(c)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†32         Section 1350 Certifications.

5