Form 10-Q
period 2007-03-31
CANARGO ENERGY CORP
filed 2007-05-10
CIK 310316

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on May 1, 2007 was 238,500,974.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$22,960,988	$16,452,550
Restricted cash	—	299,777
Accounts receivable	52,514	509,323
Crude oil inventory	981,080	452,500
Prepayments	6,158,536	6,443,417
Assets to be disposed	7,929	7,856
Other current assets	164,011	163,561

Total current assets	$30,325,058	$24,328,984

Non Current Assets
Investments — Restricted	210,491	205,484
Accounts receivable	1,389,200	1,086,350
Prepaid financing fees	380,014	318,682

Capital assets, net (including unevaluated amounts of $70,986,471 and $68,313,162, respectively)	115,594,850	110,545,982

Total Assets	$147,899,613	$136,485,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$2,311,003	$4,460,312
Deferred revenue	—	484,515
Accrued liabilities	8,932,966	7,387,230
Liabilities to be disposed	372,435	368,939

Total current liabilities	$11,616,404	$12,700,996

Long term debt	41,234,892	40,347,943
Other non current liabilities	1,059,153	1,291,794
Provision for future site restoration	670,891	655,867

Total Liabilities	$54,581,340	$54,996,600

Minority interest in subsidiaries	10,918,311	—

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 375,000,000 shares at March 31, 2007 and December 31, 2006; shares issued, issuable and outstanding - 238,500,974 at March 31, 2007 and 237,145,974 at December 31, 2006	23,850,096	23,714,596
Capital in excess of par value	240,104,496	233,397,113
Accumulated deficit	(183,674,160)	(177,742,357)

Total stockholders’ equity	$80,280,432	$79,369,352

Total Liabilities, Temporary Equity and Stockholders’ Equity	$147,899,613	$136,485,482

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited
	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$446,847	$698,945

	446,847	698,945

Operating Expenses:
Field operating expenses	230,551	410,159
Direct project costs	176,646	268,988
Selling, general and administrative	3,309,978	2,922,637
Depreciation, depletion and amortization	279,226	811,902

	3,996,401	4,413,686

Operating Loss from Continuing Operations	(3,549,554)	(3,714,741)

Other Income (Expense):
Interest income	169,979	182,664
Interest and amortization of debt discount and expense	(2,623,512)	(1,068,226)
Foreign exchange gains (losses)	(116,989)	(887,895)
Other	(173,936)	(48,703)

Total Other Expense	(2,744,458)	(1,822,160)

Loss from Continuing Operations Before Taxes and Minority Interest	(6,294,012)	(5,536,901)
Income taxes	—	—
Minority interest in loss of consolidated subsidiaries	364,818	—

Loss from Continuing Operations	(5,929,194)	(5,536,901)

Net Income (Loss) from Discontinued Operations, net of taxes	(2,609)	77,759

Net Loss and Comprehensive Loss	$(5,931,803)	$(5,459,142)

Weighted average number of common shares outstanding
- Basic	238,100,918	211,586,953

- Diluted	238,100,918	211,586,953

Basic and Diluted Net Loss Per Common Share
- from continuing operations	$(0.02)	$(0.03)
- from discontinued operations	$(0.00)	$0.00

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.03)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
	2007	2006
	(Expressed in United States dollars)
Operating activities:
Net Loss	(5,931,803)	(5,459,142)
Net income (loss) from discontinued operations, net of taxes and minority interest	(2,609)	77,759

Loss from continuing operations	(5,929,194)	(5,536,901)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	219,660	489,372
Non-cash interest expense and amortization of debt discount	2,618,382	408,665
Depreciation, depletion and amortization	279,226	811,902
Allowance for doubtful accounts	—	69,408
Minority interest in loss of consolidated subsidiaries	(364,818)	—
Changes in assets and liabilities:
Restricted cash	294,770	(22,109)
Accounts receivable	153,959	(313,472)
Inventory	(528,580)	51,567
Prepayments	(82,342)	1,342,167
Other current assets	(450)	—
Accounts payable	(1,842,544)	(2,231,114)
Deferred revenue	(484,515)	1,132,936
Accrued liabilities	(110,327)	(320,457)

Net cash used by continuing operating activities	(5,776,773)	(4,118,036)

Investing activities:
Capital expenditures	(5,634,860)	(5,241,939)
Change in oil and gas supplier prepayments	327,880	(662,466)

Net cash used in investing activities	(5,306,980)	(5,904,405)

Financing activities:
Proceeds from sale of common stock	947,800	—
Proceeds from sale of subsidiary’s common stock	16,720,677
Proceeds from loans	—	13,000,000
Deferred loan costs	(77,101)	(206,158)

Net cash provided by financing activities	17,591,376	12,793,842

Discontinued activities:
Net cash generated by operating activities	815	605,787
Net cash used in investing activities	—	—
Net cash provided by financing activities	—	—

Net cash flows from assets and liabilities held for sale and to be disposed	815	605,787

Net increase (decrease) in cash and cash equivalents	6,508,438	3,377,188
Cash and cash equivalents, beginning of period	16,452,550	18,540,558

Cash and cash equivalents, end of period	$22,960,988	$21,917,746

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in note 18, necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
Going Concern
     The interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The items listed below raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $61,214,000, $12,938,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,653,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	The amount of cash needed for operations for the remainder of 2007 exceeds the amount of cash held by the Company at March 31, 2007. The Company estimates it will need additional funds in July 2007 to continue operations.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its Georgian operations did not cover the costs of its operations.

•	At March 31, 2007 the Company had cash and cash equivalents available for general corporate use or for use in the Georgian operations of approximately $10,608,000. In the three months ended March 31, 2007 the Company experienced net cash outflows from operations, including capital expenditures, of approximately $5,000,000 in Georgia.

•	The Company has a planned capital expenditure budget in 2007 of approximately $9,200,000 in Georgia.

•	At June 30, 2007, interest payments amounting to $3,125,000 are required to be paid by the Company under our current debt agreements (see Note 13). If we do not pay this interest we would default on our debt obligations (see Note 13).

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), restrict the Company from incurring additional debt obligations unless it receives consent from at least 51% of the noteholders

•	The Company ability to raise equity funding is limited by the amount of its authorized share capital. The Company is currently authorized to issue 380,000,000 shares of capital stock, of which 375,000,000 are designated as Common Stock and 5,000,000 shares are designated as Preferred Stock. As of May 1, 2007 238,500,974 shares of Common Stock were issued and outstanding. In relation to the 136,512,610 currently authorized but unissued shares of Common Stock, an aggregate of 95,655,214 shares have been reserved for future issuance for: i.) shares in connection with the exchange of Exchangeable Shares previously issued by the Company in connection with an acquisition; ii) shares of Common Stock upon exercise of outstanding stock options granted under certain stock option plans; iii.) shares issuable upon exercise of outstanding warrants; iv.) under our existing option plans; and v.) in connection with certain existing contractual arrangements.
     There are no assurances the Company could raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party

(see Note 13), the Company is restricted from incurring additional debt obligations unless it receives consent from at least 51% of the noteholders, which cannot be assured.
     If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations.
Managements’ Plan
     The Company anticipates it will require additional funding within the next two months to continue with its Georgian operations as planned. The Company is in the process of addressing this situation as follows:
•	The Board of Directors has unanimously adopted a resolution authorizing an amendment to the Company’s Certificate of Incorporation (the “Certificate”) to increase the total number of the Company’s authorized shares of Common Stock from 375,000,000 shares to 500,000,000 shares, par value $0.10. The proposed amendment is subject to approval by the Company’s stockholders at the annual general shareholders meeting on June 5, 2007.

•	Subject to stockholder approval of the share capital expansion, the Company may plan to seek appropriate equity financing to cover its short-term working capital needs.

•	The Company is currently negotiating with its Noteholders the possibility of restructuring its debt and its short-term loan interest obligations so as to allow for the current operations to proceed as planned.
     The Company believes that if it is able to secure the necessary financing and to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, that it will be able to raise additional debt and or equity funds in order to continue operations and to properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region.
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
     We recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at March 31, 2007 and December 31, 2006, the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $670,891 and $655,867, respectively.
3	Stock Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $397,063 as of March 31, 2007 and the weighted average period over which this cost will be recognized is approximately 6 months.
4	Income Taxes
     Effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The Company does not believe it has any tax positions that meet this criteria; therefore, no amounts were recognized in the liability for unrecognized tax benefits and its effective tax rate was not impacted by the adoption of FIN 48. The Company did not adjust the opening balance of retained earnings as of January 1, 2007.
     Accordingly, the Company did not accrue or recognize any amounts for interest or penalties in its financial statements during the first quarter of 2007. The Company will classify interest to be paid on an underpayment of income taxes and any related penalties as income tax expense if it is determined, in a subsequent period that a tax position is more likely than not of being sustained by the taxing authority.

5	Foreign Operations
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
6	Restricted Cash
     In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under a contract for drilling services we entered into with Baker Hughes International. This deposit became unrestricted in January 2007.
7	Accounts Receivable
     Accounts receivable at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Trade receivables before allowance for doubtful debts	$28,447	$—
Insurance receivable	—	474,665
Other receivables	24,067	34,658

	$52,514	$509,323

Non Current Assets	$1,389,200	$1,086,350

Other receivables	$1,389,200	$1,086,350

     Bad debt expense for the three month periods ended March 31, 2007 and 2006 was $0 and $69,408 respectively.
     In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost in the Manavi 12 well. As of December 31, 2006, $474,665 was recorded as a receivable in connection with this claim. This claim was settled in full by our insurance carrier in February 2007.
     Non current asset accounts receivables of $1,389,200 and $1,086,350 at March 31, 2007 and December 31, 2006 respectively, relate to Value Added Tax (“VAT”) amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.

8	Inventory
     Inventory of crude oil at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Crude oil	$981,080	$452,500

	$981,080	$452,500

9	Prepayments
     Prepayments consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Drilling Contractors and Pipeline Suppliers	$5,626,324	$5,954,204
Financing Fees	201,526	201,526
Insurance	230,897	105,052
Other	99,789	182,635

	$6,158,536	$6,443,417

10	Investments — Restricted
     Investments of $210,491 and $205,484 at March 31, 2007 and December 31, 2006 respectively, consisted of bank deposits with a maturity date of April 27, 2008. These deposits have been placed to satisfy local Kazakhstan requirements in respect of asset retirement obligations.
11	Prepaid financing fees
     Prepaid financing fees at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Commission and Professional fees	$380,014	$318,632

	$380,014	$318,632

     Prepaid financing fees as at March 31, 2007 and December 31, 2006 are corporate finance fees incurred in respect of the following transactions: the proposed Tethys Spin-Out on the Toronto Stock Exchange, the private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009, a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 and a $5,000,000 issue of Senior Secured Notes by CanArgo’s then wholly owned subsidiary Tethys, with a group of investors, discussed in Note 13 and which are to be amortized as interest payable over the term of the loans.
     Prepaid financing fees as at December 31, 2006 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009, a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 and a $5,000,000 issue of Senior Secured Notes by CanArgo’s then wholly owned subsidiary Tethys Petroleum Limited, with a group of investors, discussed in Note 13 and which are to be amortized as interest payable over the term of the loans.
12	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at March 31, 2007:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	103,308,910	(68,187,479)	35,121,431
Unproved properties	70,986,471	—	70,986,471

	174,295,381	(68,187,479)	106,107,902

Property and Equipment
Oil and gas related equipment	14,534,950	(5,711,880)	8,823,070
Office furniture, fixtures and equipment and other	1,329,329	(665,451)	663,878

	15,864,279	(6,377,331)	9,486,948

	190,159,660	(74,564,810)	$115,594,850

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2006:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$101,261,686	$(67,608,087)	$33,653,599
Unproved properties	68,313,162	—	68,313,162

	169,574,848	(67,608,087)	101,966,761

Property and Equipment
Oil and gas related equipment	13,474,127	(5,598,712)	7,875,415
Office furniture, fixtures and equipment and other	1,365,274	(661,468)	703,806

	14,839,401	(6,260,180)	8,579,221

	$184,414,249	$(73,868,267)	$110,545,982

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.

Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Norio Fields.
13	Loans Payable and Long Term Debt
     Loans payable at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Long term debt:
Senior Convertible Secured Loan Notes	$25,000,000	$25,000,000
Senior Subordinated Convertible Guaranteed Loan Notes	13,000,000	13,000,000
12% Subordinated Convertible Guaranteed Loan Note	10,000,000	10,000,000
Tethys Senior Secured Notes	5,000,000	5,000,000
Unamortized debt discount	(11,765,108)	(12,652,057)

Long term debt	$41,234,892	$40,347,943

     In order to ensure timely procurement of long lead items for our drilling programs in Georgia and Kazakhstan and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during the first quarter of 2007 are described below.
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
     The unpaid principal balance under the Senior Secured Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31, 2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2005, 10% from January 1, 2006 and 15% from January 1, 2007) and the effective interest rate (12.3% per annum) totalled $1,407,291 as of March 31, 2007 of which $675,000 has been included in accrued liabilities and $732,291 has been accrued as a non-current liability.
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
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, have been used to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Limited (“Tethys”), the subsidiary of CanArgo which holds CanArgo’s Kazakhstan assets.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Subordinated Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) which totalled $520,948 as of March 31, 2007 of which $215,800 has been included as an accrued liability and $305,148 has been accrued as a non-current liability.
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
MandatoryPrepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the Senior Subordinated Notes, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the Senior Subordinated Notes shall be in an amount equal to 101% of the outstanding principal amount of such Senior Subordinated Notes, together with interest on such Senior Subordinated Notes accrued to the date of prepayment. “ Change in Control ” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to March 3, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Senior Subordinated Notes (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
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
In connection with the execution and delivery of the Senior Subordinated Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to all shares of the Company’s common stock issuable upon conversion of the Senior Subordinated Notes and all shares of the Company’s common stock issuable upon exercise of the Warrants. The Company has not provided the Purchasers with any registration rights in relation to the Tethys Conversion Stock. Under the Registration Rights Agreement the Company had agreed to use all commercially reasonable efforts to file a Registration Statement on Form S-3 or Form S-1 in respect of the CanArgo Conversion Stock by December 31, 2006.
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
In connection with the Tethys Financing, on February 9, 2007, CanArgo entered into an amendment, consent, waiver and release agreement with the Senior Secured Note Purchasers to amend the Note Senior Secured Note Purchase Agreement, the Senior Secured Note Guaranty Agreement and Senior Secured Note Security Agreement and terminate the Senior Secured Note Supplemental Agreement such that Tethys shall not be a guarantor under the Senior Secured Note Guaranty Agreement or subject to the Senior Secured Note Security Agreement.
In addition, on February 9, 2007, the Senior Secured Note Purchasers entered into a certificate of discharge thereby terminating the Tethys Pledge (the “Discharge”) and entered into a new pledge of all of the outstanding stock of Tethys held by CanArgo Limited (the “New Pledge Agreement”) in favour of the Senior Secured Note Purchasers.
Subordination. Payments on the Senior Subordinated Notes and under the Subordinated Subsidiary Guaranty are subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the Senior Subordinated Notes agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the Senior Subordinated Notes or otherwise realize under the Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness ” is defined to mean (i) all indebtedness under the Senior Secured Notes or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of any of the foregoing.

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
     The Company therefore recorded an additional debt discount of $3,683,000 to the Senior Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000, respectively. Debt discount of $688,594 has been amortised to interest expense in the first quarter of 2007.
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
In connection with the execution and delivery of the 12% Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. The Registration Rights Agreement gives the holders of the 12% Notes and 12% Note Warrants both demand and piggyback registration rights. In addition the Registration Rights Agreement required us to use our best efforts to have a registration statement declared effective by December 31, 2006 and to maintain that effectiveness for a period of two years in the event that we use a Form S-3 and at least 90 days in the event we use a Form S-1 to register the shares. There is no penalty associated with our failure to perform under the Registration Rights Agreement.
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
In connection with the Tethys Financing, on February 9, 2007, CanArgo entered into an amendment, consent, waiver and release agreement with the Purchaser to amend the 12% Subordinated Note and Warrant Purchase Agreement and the 12% Subordinated Note Guaranty Agreement such that Tethys shall not be a guarantor under the Guaranty Agreement.
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
     The discount is being amortized to interest expense over the life of the 12% Note using an effective interest rate of 10.1%. As of March 31, 2007 we had amortized $458,000 of debt discount as interest expense. The total effective interest rate for the 12% Note is 22.1%.
     Senior Secured Notes in Tethys: On September 7, 2006 we announced that Tethys had completed a $5 million interim loan financing (the “Tethys Bridge”) to fund Tethys’ development activities in Kazakhstan ahead of Tethys’ planned Spin-Out. The funds were used by Tethys primarily for the purchase of pipeline, compressors and related equipment and services for the Kyzyloi field development. The financing took the form of the issue of $5 million senior secured notes in Tethys redeemable on August 31, 2008 (the “Tethys Notes”) pursuant to a note and warrant or royalty purchase agreement dated September 5, 2006 (the “Tethys NPA”). Pursuant to the Tethys NPA, Tethys has the ability to pre-pay the Tethys Notes and the Tethys Notes fall to be automatically pre-paid in full following a change of control of Tethys which includes the admission of Tethys to AIM. Tethys has granted security over its bank account with HSBC Bank plc and its shareholding in its wholly owned subsidiary, Tethys Kazakhstan Limited, as a condition of the Tethys NPA with such security to be released on repayment of the funds. The Tethys Notes bear interest at the rate of 10% per annum for the period from the date of issue until December 31, 2006 and 15% per annum from January 1 2007 until they are repaid in full. The Tethys NPA contains certain affirmative and negative covenants on Tethys which apply provided at least $500,000 in aggregate of the Tethys Notes is outstanding. The affirmative and negative covenants require Tethys among other things to maintain its corporate existence, to maintain insurance coverage on such terms and in such amounts as is customary in the case of entities in the same or similar businesses and which are similarly situated, to keep current with respect to payment of all due and payable taxes, to not permit Tethys to engage in transactions with affiliates unless they are in the ordinary course of business and on arm’s length terms, to not enter into mergers or consolidations while an default or event of default is continuing or to allow liens on any pledged or secured assets under the NPA except specified permitted liens. In addition, while the covenants still apply Tethys must seek the permission of the noteholders to incur additional external third-part indebtedness in excess of $2,500,000 except permitted indebtedness as specified in the Tethys NPA.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Tethys Notes. The effective interest rate is approximately 14.2% per annum. The difference between the interest computed using the actual interest rate in effect (10% per annum to December 31, 2006 and 15% from January 1, 2007) and the effective interest rate (14.2% per annum) totalled $56,715 as of March 31, 2007 of which $35,000 has been included in accrued liabilities and $21,715 has been accrued as a non-current liability.
     Under the terms of the Tethys NPA, the holders of the Tethys Notes are entitled to receive additional consideration for the advance of the loan in the form of either (1) at closing of the fundraising, warrants to subscribe for ordinary shares in the capital of Tethys (the “Tethys Warrants”) or (2) 90 days following first commercial sale of hydrocarbons, in which case Tethys may chose between granting the noteholder Tethys Warrants or entering into a royalty agreement with the noteholder. The Tethys Warrants shall be issued pursuant to the terms of an instrument by way of deed poll entered into by Tethys on September 5, 2006. The Tethys Warrants are exercisable in whole or in part at any time up to the expiry of 60 months from the date of the Tethys NPA. As of September 30, 2006, the number of ordinary shares in the capital of Tethys into which the Tethys Warrants are exercisable and the exercise price of the Tethys Warrants are based on an assumed valuation of Tethys, however, in the event of a listing prior to July 31, 2007 the number of shares and exercise price would change to become based on the listing price and valuation. In the event that Tethys raised equity capital at a lower price than the planned exercise price, the exercise price would be adjusted to reflect this lower price. The private placement of Tethys ordinary shares carried out in February 2007 were at a lower price and accordingly the exercise price of these Warrants is now the same as the price of the private placement. One of the noteholders elected to receive their Tethys Warrants at the closing of the fundraising. The other noteholder shall receive their additional consideration 90 days from first commercial sale of hydrocarbons by Tethys.
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

     As a result of entering into the Tethys private placement in February 2007, Tethys issued shares of its common stock at a price of $0.50 and therefore under the terms of the Tethys Bridge and related agreements dictated that the warrant exercise price be reset to $0.50 per share as described above.
     The Company therefore recorded an additional debt discount of approximately $238,000 to the Tethys Bridge, increasing the total debt discount to approximately $2,458,000 based on the relative fair value of the Tethys Warrants.
     The discount is being amortized to interest expense over the life of the Tethys Warrants using an effective interest rate of 18.7%. As of March 31, 2007 we had amortized $585,000 of debt discount as interest expense. The total effective interest rate for the Tethys Note is 32.9%.
14	Accrued Liabilities
     Accrued liabilities consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Drilling contractors	$5,299,819	$5,144,255
Loan Interest	2,675,800	925,800
Professional fees	751,555	1,035,480
Other	205,792	281,695

	$8,932,966	$7,387,230

     Included in the amounts due to drilling contractors at March 31, 2007 are amounts invoiced by invoiced by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of March 31, 2007 pending the outcome of the dispute resolution (see Note 18) which may require referral to the London Court of International Arbitration for resolution in accordance with the provisions of the contract.
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

16	Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional		Total
	Issued and		Paid-In	Accumulated	Stockholders
	Issuable	Par Value	Capital	Deficit	Equity
Total, December 31, 2006	237,145,974	$23,714,596	$233,397,113	$(177,742,357)	$79,369,352

Stock based compensation under SFAS 123R	—	—	219,660	—	219,660

Additional discount recorded for issue of warrants to purchase 5 million shares persuant to a loan agreement	—	—	237,875	—	237,875

Exercise of warrants	1,000,000	100,000	530,000	—	630,000

Exercise of stock options	355,000	35,500	282,300	—	317,800

Minority book value adjustment for sale of subsidiary common stock	—	—	5,437,548	—	5,437,548

Net Loss	—	—	—	(5,931,803)	(5,931,803)

Total, March 31, 2007	238,500,974	$23,850,096	$240,104,496	$(183,674,160)	$80,280,432

17	Net Income (Loss) Per Common Share
     Basic and diluted net loss per common share for the three month periods ended March 31, 2007 and March 31, 2006 were based on the weighted average number of common shares outstanding during those periods. Convertible debt, options and warrants to purchase CanArgo’s common stock outstanding during the nine months ended September 30, 2006 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 96,010,214 for the three months ended March 31, 2007 and 64,628,260 for the three months ended March 31, 2006. The total numbers of such shares excluded from diluted net loss per common share exclude any Tethys warrants that may be issued to the holders of the Tethys Notes.
18	Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At March 31, 2007, we had the contingent obligation to issue an aggregate a maximum of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion the chance of having to issue these shares is remote.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has consented to an extension to the period within which the data should be acquired to July 31, 2008 and we are currently working with the State Agency to amend the Tbilisi PSC accordingly. The total commitment over the remaining period is $350,000. In the event that a commercial discovery is not established, our interest in the Tbilisi PSC would terminate 10 years from the effective date, which will be September 29, 2013.
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
     As a result of PFG’s continuing failure to lift crude oil under the New Agreement during 2006, we reached a mutual agreement to terminate the New Agreement in November 2006 with neither party being responsible for further performance under the New Agreement nor liable in any way to each other.
     In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. The Company currently estimates that the total costs attributable to the blow-out, including compensation and cleaning of the environment will be $2,000,000. The Company’s insurance policies cover 80% of these costs up to a maximum of $2,500,000 and the remaining 20% insurance retention being payable by the Company. In 2005 we received $800,000, as a first instalment, from our insurers and in 2006 we received a further $560,000, in respect of costs incurred to date and the chance of receiving the remaining amount up to 80% of our total costs, is deemed probable.
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $185,000,000 at the exchange rate of GEL to US dollars in effect on March 31, 2007). We believe that we have meritorious defences to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
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
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $520,000 at March 31, 2007 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
     CanArgo Norio Limited currently owns a 100% interest in the Norio (Block XIC) and North Kumisi Production Sharing Agreement (“Norio PSA”), although this interest has a 25 year term it may be reduced to 85% should the state oil company, Georgian Oil and Gas Corporation (“GOGC”), exercise an option available to it under the PSA for a limited period following the submission of a field development plan. Although we are not able to speak for GOGC, in management’s opinion it is likely that GOGC would exercise the option available to it in the event of a commercial oil or gas discovery. As a contractor party, GOGC would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 265,122 acres (1,061 km2) following a 25% relinquishment in April 2006 and will be subject to a further 50% relinquishment of the remaining contract area less any development area in April 2011.
     Agreement has now also been reached whereby, subject to confirmation of the waiver of any Kazakh government pre-emption rights, Tethys, through its wholly owned subsidiary Tethys Kazakhstan Limited (“TKL”) will acquire the 30% of BNM it does not own in return for 30 million shares in Tethys, and making BNM a wholly owned subsidiary of TKL. TKL’s interest in BNM is currently the principal asset of Tethys. Following this share swap there will be approximately 134.7 million shares in Tethys of which CanArgo owns 70 million(52%).
     At March 31, 2007, we have commitments of $2,962,000 in respect of the construction of the pipeline tie-in for the Kyzyloi field development in Kazakhstan.
19	Temporary Equity
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
     The company accounts for options issued with redemption features in accordance with SEC Accounting Series Release 268 — Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF D-98: Classification and Measurement of Redeemable Securities, the Company has calculated and classified the intrinsic value of $2,119,530 as at December 31, 2005 to Temporary Equity, the vested portion of issued share options from our 2004 Long-Term Incentive Plan in accordance with the related guidance. The Company believes that the likelihood of a Change in Control is remote at this point in time and therefore has fixed its Temporary Equity as at the December 31, 2005 level.
20	Discontinued Operations

Samgori PSC
     On February 17, 2006 we issued a press release announcing that our subsidiary, CanArgo Samgori Limited (“CSL”), was not proceeding with further investment in Samgori (Block XIB) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006. The decision by CSL not to proceed with further investment under the current farm-in arrangements was due to the inability of CSL’s partner in the project, Georgian Oil Samgori Limited (“GOSL”), to provide its share of funding to further the development of the Field. We consider that there would have been insufficient time to meet the commitments under the Agreement with National Petroleum Limited (“NPL”) the previous licence holders and we were not prepared to fund the project, which is not without risk, on a 100% basis without different commercial terms and an extension to the commitment period. It was not possible to negotiate a satisfactory position on either matter. CSL has been informed that NPL has now exercised its right to take back 100% of the Contractor Share in the Samgori PSC from GOSL and, accordingly, effective February 16, 2006 we have withdrawn from the Samgori PSC.
     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	March 31,	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$266,974

Income (Loss) Before Income Taxes and Minority Interest	(2,609)	77,759
Income Taxes	—	—
Minority Interest in Income	—	—

Net income (loss) from Discontinued Operations	$(2,609)	$77,759

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Assets to be disposed:
Accounts receivable (net)	$1,131	$1,120
Other current assets	6,798	6,736

	$7,929	$7,856

Liabilities to be disposed:
Accounts payable	$365,260	$361,939
Provision for future site restoration	7,175	7,000

	$372,435	$368,939

21.	Segment and Geographical Data
     The segment and geographical data below is presented for the three month periods ended March 31, 2007.
     Operating revenues from continuing operations for the three month period ended March 31, 2007 by geographical area were as follows:

March 31,
2007
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$446,847
Republic of Kazakhstan	—

Total	$446,847

     Operating income (loss) from continued operations for the three month period ended March 31, 2007 by geographical area was as follows:

March 31,
2007
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$51,475
Kazakhstan	(1,453,741)

Corporate and Other Expenses	(2,006,338)

Total Operating Loss	$(3,408,604)

Net (loss) income before minority interest from continuing operations for the three month period ended March 31, 2007 by geographic area was as follows:

March 31,
2007
(Unaudited)
Oil and Gas Exploration, Development and Production
Georgia	$51,475
Kazakhstan	(1,453,741)

Corporate and Other Expenses	(4,861,746)

Net (Loss) Income Before Minority Interest	(6,264,012)

     Identifiable assets of continuing and discontinued operations as of March 31, 2007 and December 31, 2006 by business segment and geographical area were as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)
Corporate
Georgia	$973,151	$452,500
Western Europe (principally cash)	32,020,639	26,223,040

Total Corporate	32,993,790	26,675,540

Oil and Gas Exploration,
Development and Production
Georgia	89,964,577	87,224,208
Kazakhstan	24,933,317	22,577,878

Assets to be disposed
Georgia	7,929	7,856

Total Identifiable Assets	$147,899,613	$136,485,482

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
     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K filed for the year ended December 31, 2006 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.
Overview
     Our share of the 43,881 (488 barrels per day) of gross oil production from the Ninotsminda Field in Georgia for the three month period ended March 31, 2007 was 30,898 barrels. For the three month period ended March 31, 2006 our share of the 47,920 (532 barrels per day) of gross oil production from the Ninotsminda Field was 31,148 barrels.
     During the first quarter 2007, we continued to progress our exploration, appraisal and development plans in both of our areas of operation, Georgia and Kazakhstan.
Georgia
     On March 26, 2007 we announced that following a further review of possible workover candidates in the eastern part of the Ninotsminda Field, we mobilised CanArgo Rig #1 to the N52 well. We believe that the eastern part of the Ninotsminda Field has the greatest potential for additional production and is relatively un-drained. The N52 well was drilled in 1987 prior to our involvement in the field, but never produced due to the loss of several thousand feet of tubing in the hole, which is believed to be in a number of parts. It is located to the south east of our N98H well which has produced at a stable rate and with low water cut in excess of 445,000 barrels of oil to date. The planned operations on N52 are to recover the fish, perforate the Middle Eocene reservoir interval and put the well on production. The main risk concerns the magnitude of the fishing operation while the well itself is suitably placed to exploit unswept oil in this relatively under developed part of the field. Operations are progressing well and we have already successfully recovered over 5,250 feet (approximately 1,600 metres) of tubing from the well.
     We previously announced that our subsidiary company, Ninotsminda Oil Company Limited, had contracted with the State of Georgia for the sale of gas from the Ninotsminda Field for consumption at the Gardabani gas fired thermal power plant to the south of Tbilisi once the State had completed repairs to the 25 mile (41 kilometres) pipeline between Ninotsminda and Gardabani. The initial planned quantity of gas to be supplied under the agreement is 7.06 MMscf (200 MCM) per day, and sales were expected to start in the fall of 2006, however, due to delays in completing repairs to the pipeline due to the pipeline being in a worse state of repair than initially believed, gas sales will now not commence before the 2007 winter heating season.

     The M12 appraisal well to the Manavi Cretaceous oil discovery made in 2003 completed drilling in mid-December 2006. The well was drilled to a total depth of 16,762 feet (5,109 meters) in the Cretaceous interval with the top of the carbonate section being penetrated at 14,829 feet (4,520 meters). Significant hydrocarbon shows whilst drilling and wireline logs indicate a potentially significant hydrocarbon column in the well with no definitive presence of a hydrocarbon-water contact. An 886 feet (270 meter) 5” pre-perforated production liner was run over an interval which was considered to have the better reservoir characteristics and a production testing string set to test the Cretaceous carbonate and underlying interbedded carbonate and tuffaceous units. During setting of the test string, the well began flowing and it was necessary to increase the mud weight to control the well whilst the test string was set. Despite the flow and gas observed at surface during drilling operations, the initial testing operations in January 2007 resulted in a pressure increase at surface but with no discernable flow. Subsequent re-perforating of parts of the test interval has resulted in minor flow with gas being flared and light, sweet, black 40.5o API oil collected at surface. It was concluded that the most likely cause for the lack of flow was that formation damage had occurred, probably whilst controlling the well during the setting of the test string, with drilling mud penetrating and blocking the formation. In carbonate reservoirs, this problem is best dealt with through acid stimulation techniques which help to clean the well and create conductive pathways from the reservoir to the well bore and hence bypass any reservoir damage and allow the potential of the well to be tested. FracTech Ltd., a UK company providing independent well completion and stimulation laboratory testing, design and consultancy services, and Schlumberger well completions experts were consulted for advice on the acid stimulation program and its method of application.
     Whilst we were awaiting delivery of the acid and chemicals for the stimulation and the mobilisation of a coil tubing unit and equipment to Georgia from Europe, the Saipem drilling rig was demobilised from the M12 location.
     On April 30, 2007 we announced that an initial acid stimulation program has been completed on the M12 well with a 564 foot (172 metre) interval consisting primarily of Cretaceous limestone where the best hydrocarbon shows were observed during drilling having been treated. On stimulation, which involved a low pressure acid squeeze using a coiled tubing unit, the well flowed back unaided and produced liquids at rates of up to 46 barrels per hour (1,104 barrels per day) and a sizeable gas flare. Immediately prior to the treatment process, the wellhead pressure had increased to approximately 1,600 psig (110 bars). Over a 12 hour period following the acid treatment, the well produced a total of 402 barrels of liquids consisting of pumped fluid and chemicals, polymer drilling mud released from the reservoir, oil and gas. The maximum oil cut observed was in excess of 50%.
     The well, however, did not sustain flow, and it is now concluded that the extent of the formation damage is beyond that which can be cleaned using a simple acid stimulation process, and will require more powerful pumping equipment to perform a hydraulic fracturing of the formation with acid, this having always been regarded as a possibility. As the well was not able to sustain flow, and as drilling mud was observed in the return flow, it is clear that there continues to be a blockage in the vicinity of the well bore and invasion of drilling mud would appear to be a major factor. The results of the treatment suggest that acid is the correct approach to opening this formation up to flow while at the same time has proven the presence of oil in the reservoir. However, additional pump pressure is required to fracture the reservoir beyond the damaged zone and establish communication with undamaged formation.
     Currently, equipment to carry out a hydraulic fracturing operation is not available in Georgia and we have approached the major providers of this equipment in the region confirming that we are now ready to commit to bringing hydraulic fracturing services and equipment to Georgia to perform this work on the M12 well as quickly as possible.
     On February 8, 2007 we announced that the Kumisi #1 well had commenced drilling. This well, which is being drilled with our CanArgo Rig #2, is an appraisal well to the West Rustavi #16 Cretaceous gas condensate discovery made in Soviet times. Seismic data shot by CanArgo indicates a potentially large structure may be present and test data from the discovery well indicates that reservoir productivity should be good. This prospect is situated just to the south of the capital city, Tbilisi, close to the Rustavi industrial complex, the Gardabani thermal power plant and the route of the new South Caucasus gas trunkline from Azerbaijan to Turkey. The well is designed to test the Cretaceous limestones, the top of which is prognosed to be at a depth of approximately 9,845 feet (~3,000 metres), and an underlying volcanic sequence of pillow lavas at a depth of approximately 10,830 feet (~3,300 metres).

In the Kumisi well, a 7” casing string has been successfully run and cemented at a depth of 8,881 feet (2,707 metres) in Palaeocene shales which are expected to provide a potential cap rock to the Cretaceous carbonates. The well is currently drilling ahead at 9,475 feet (2,888 metres) and is expected to reach target depth of 12,140 feet (3,700 metres) in June.
     The government of Georgia, in accordance with a memorandum of understanding signed by the Ministry of Energy and a CanArgo subsidiary in March 2006, has committed to purchase any gas discovered at Kumisi, within the Nazvrevi / Block XIII Production Sharing Contract area on a take-or-pay basis and agreed commercial terms with security for payment.
Kazakhstan
     On February 28, 2007 we announced that following a recent private placement of shares in the subsidiary holding our Kazakh assets, Tethys Petroleum Limited (“Tethys”), in which some $17.4 million (gross) of capital was raised, with CanArgo retaining a 67% interest in Tethys, work has continued on the Kyzyloi Field development and the Akkulka exploration program in Kazakhstan this being carried by Tethys’ 70% subsidiary BN Munai LLP.
     First gas expected in early summer from our Kyzyloi Gas Field development program with at an initial planned rate of approximately 22 MMscf (625 MCM) of gas per day . Construction work is progressing well on the 32 mile (51 km) export pipeline, infield lines and the compressors necessary to pressure up the gas for delivery into the main Bukhara – Urals gas trunkline. The initial Kyzyloi development involves production from eight already tested gas wells on the Kyzyloi and NE Kyzyloi Fields, with the subsequent addition of recent exploration discoveries.
     Work is also proceeding on further exploration for shallow gas in the Akkulka exploration area around the Kyzyloi Field. Under the terms of a contract awarded in 2006 to drill five further exploration / appraisal wells on identified shallow gas prospects, drilling is already underway with two wells having been drilled to date and the next well expected to commence in May. The AKK06 well, which was drilled as a downdip step-out to the AKK04 Central Akkulka Field discovery well encountered potential gas-bearing sandstones at two levels. The deeper Kyzyloi sandstone interval showed good gas shows when the well was drilled, and although gas was produced to surface on test, this was not at commercial rates, and the deeper zone has now been plugged and abandoned. The upper interval is currently being tested. The other well drilled to date, AKK07, which is an exploration wildcat located to the south west of the Kyzyloi Field, has encountered two zones which may contain commercially moveable gas bearing sandstones. This well remains to be tested as part of an integrated testing program using testing equipment which is currently focused on commissioning of the Kyzyloi production wells.
     In the Greater Akkulka Exploration & Production Contract area in which BNM has a 100% interest, BNM considers that this area has substantial exploration potential, with extensions of the shallow gas exploration targets and deeper Mesozoic plays. This large area within a proven hydrocarbon system, has potential towards the south and east (towards the Aral Sea), where the Paleogene sand sequence is thought to become thicker and of better quality, and towards the west and north where potential may exist for stratigraphic and pinch-out plays. Initial seismic mapping has shown the presence of several shallow gas prospects and it is planned that drilling would commence on these structures in early 2008. Meanwhile, additional 2D seismic data will be acquired this year on the Greater Akkulka Contract Area as part of the work commitment under the contract and to infill the western part of the area prior to the contractual relinquishment of 20% of the area at the end of 2007. A seismic contractor has been selected and work is expected to commence in the near future.
     Tethys has now entered into an Engagement Letter with Jennings Capital Inc. of Calgary, Alberta (“JCI”) engaging JCI to act as lead agent with respect to a planned initial public offering (“IPO”) and listing of Tethys on the Toronto Stock Exchange (TSX) later this year. In addition McDaniel and Associates Consultants Limited have been engaged to carry out an independent evaluation of Tethys’ projects in connection with the proposed listing. The full details of the planned IPO have yet to be finalised but is likely to take place in early summer. The funds to be raised through the TSX listing are currently intended to be used primarily to advance the development of the Kyzyloi Gas Field and further exploration and development plans for the Akkulka and Greater Akkulka contract areas in addition to further business development.

     In February 2007 we announced that TPL has signed a Protocol of Intent (the “Protocol”) with the Ministry of Energy of the Republic of Tajikistan and the State Committee for Investments and Property Management of the Republic of Tajikistan giving TPL the exclusive right to carry out technical evaluations and negotiations with the aim of entering into a contractual arrangement: to carry out oil and gas exploration activities in the Kulibsky region of Southern Tajikistan; to consider involvement in the Alimtai prospect in that region; and to consider co-operation in increasing production on currently operating fields in Tajikistan. A phase of data collection, interpretation and negotiation is planned over the next six months, with the aim of concluding basic agreements during this period.
Liquidity and Capital Resources
     As of March 31, 2007 we had working capital of $18,709,000 compared to working capital of $11,628,000 as of December 31, 2006.
     On October 13, 2006, we announced the completion of a private placement in Norway of an aggregate of 12,263,368 shares of common stock at a purchase price of NOK 9.10 per share, for aggregate gross proceeds of NOK 111,596,239 ($16,687,039 equivalent based upon a conversion rate of NOK 6.6876 per dollar) before placing fees and expenses estimated at NOK 6,695,774 ($1,001,022). The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder. CanArgo agreed to register the Shares for resale under the Securities Act and the Company filed a Registration Statement on Form S-3 with the SEC on October 13, 2006, which included these shares. As a result of the delays incurred in registering the Shares we have paid subscribers a cash liquidity penalty of 5% of the subscription price of their Shares in the aggregate amount of NOK 5,579,812 ($834,352 equivalent). The net proceeds of the placement will be used by the Company for working capital; future capital expenditures in Georgia, including, without limitation, securing drilling equipment and other related activities.
     In February 2007 we announced that TPL had completed a private placement with a limited group of private investors raising aggregate gross proceeds of $17,337,195, by issuing in total 34,674,390 new ordinary shares in TPL (representing approximately 33% of the issued and outstanding share capital of TPL) and with CanArgo Limited (a wholly owned subsidiary of CanArgo) retaining our 70,000,000 shares in TPL (representing the remaining 67%). Under the terms of the Shareholders Agreement entered into with the new private investors (the “Investors”), TPL is subject to certain positive and negative covenants which require the consent of the holders of not less than 75% of the ordinary shares in issue in TPL from time to time (the “Shareholder Majority”). The Agreement also outlines certain provisions in relation to the conduct of the TPL business and provided that the intention of TPL, CanArgo Limited and the Investors is to use their reasonable endeavors to work towards a listing of TPL as soon as practicable, subject to (i) the financial and commercial circumstances of TPL, and the pre-money valuation of TPL prior to the listing being acceptable to the Shareholder Majority; and (ii) the terms and amounts (if any) raised by TPL on such listing being acceptable to the board of TPL.
     Cash flows from our Georgian operations together with the net proceeds of the private placement in Norway and the net proceeds of the TPL private placement means we have some of the working capital necessary to cover our immediate and near term funding requirements. In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, and our exploration and development plans in the Republic of Kazakhstan, we are currently investigating further fundraising proposals.
Going Concern
     The interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The items listed below raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $61,214,000, $12,938,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,653,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	The amount of cash needed for operations for the remainder of 2007 exceeds the amount of cash held by the Company at March 31, 2007. The Company estimates it will need additional funds in July 2007 to continue operations.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its Georgian operations did not cover the costs of its operations.

•	At March 31, 2007 the Company had cash and cash equivalents available for general corporate use or for use in the Georgian operations of approximately $10,608,000. In the three months ended March 31, 2007 the Company experienced net cash outflows from operations, including capital expenditures, of approximately $5,000,000 in Georgia.

•	The Company has a planned capital expenditure budget in 2007 of approximately $9,200,000 in Georgia.

•	At June 30, 2007, interest payments amounting to $3,125,000 are required to be paid by the Company under our current debt agreements (see Note 13). If we do not pay this interest we would default on our debt obligations (see Note 13).

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), restrict the Company from incurring additional debt obligations unless it receives consent from at least 51% of the noteholders

•	The Company ability to raise equity funding is limited by the amount of its authorized share capital. The Company is currently authorized to issue 380,000,000 shares of capital stock, of which 375,000,000 are designated as Common Stock and 5,000,000 shares are designated as Preferred Stock. As of May 1, 2007, 238,500,974 shares of Common Stock were issued and outstanding. In relation to the 136,512,610 currently authorized but unissued shares of Common Stock, an aggregate of 95,655,214 shares have been reserved for future issuance for: i.) shares in connection with the exchange of Exchangeable Shares previously issued by the Company in connection with an acquisition; ii) shares of Common Stock upon exercise of outstanding stock options granted under certain stock option plans; iii.) shares issuable upon exercise of outstanding warrants; iv.) under our existing option plans; and v.) in connection with certain existing contractual arrangements.
     There are no assurances the Company could raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), the Company is restricted from incurring additional debt obligations unless it receives consent from at least 51% of the noteholders, which cannot be assured.
     If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management may be required to delay, scale back or eliminate its well development program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations.
Managements’ Plan
     The Company anticipates it will require additional funding within the next two months to continue with its Georgian operations as planned. The Company is in the process of addressing this situation as follows:
•	The Board of Directors has unanimously adopted a resolution authorizing an amendment to the Company’s Certificate of Incorporation (the “Certificate”) to increase the total number of the Company’s authorized shares of Common Stock from 375,000,000 shares to 500,000,000 shares, par value $0.10. The proposed amendment is subject to approval by the Company’s stockholders at the annual general shareholders meeting on June 5, 2007.

•	Subject to stockholder approval of the share capital expansion, the Company may plan to seek appropriate equity financing to cover its short-term working capital needs.

•	The Company is currently negotiating with its Noteholders the possibility of restructuring its debt and its short-term loan interest obligations so as to allow for the current operations to proceed as planned.
     The Company believes that if it is able to secure the necessary financing and to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, that it will be able to raise additional debt and or equity funds in order to continue operations and to properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region.
     On June 28, 2006 we announced that Tethys was planning to seek admission to the AIM market of the London Stock Exchange and raise funds for its development and exploration activities in Kazakhstan (“Tethys Spin-Out”). We planned to retain a significant, but not controlling, equity interest in Tethys after the admission of Tethys to the AIM market. The intention was that this funding would enable the Kazakh assets to be financed whilst minimizing dilution for our shareholders and potentially raising additional funds for our operations. Tethys engaged ODL Securities Limited to act as principal broker for this transaction, which was planned for the end of 2006, subject to prevailing market conditions. In view of then prevailing market conditions, our brokers were unable to indicate that sufficient capital would be raised to fulfill the capital required to proceed with the AIM admission as planned.
     Tethys has now entered into an Engagement Letter with Jennings Capital Inc. of Calgary, Alberta (“JCI”) engaging JCI to act as lead agent with respect to a planned initial public offering (“IPO”) and listing of Tethys on the Toronto Stock Exchange (TSX) later this year. In addition McDaniel and Associates Consultants Limited have been engaged to carry out an independent evaluation of Tethys’ projects in connection with the proposed listing. The full details of the planned IPO have yet to be finalised but this is likely to take place in the early summer.
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues (see Note 13 to the Financial Statements), we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of Senior Secured Notes, Senior Subordinated Notes and 12% Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time). See Note 13 to the financial statements included herein.
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
Balance Sheet Changes
     Cash and cash equivalents increased $6,508,000 from $16,453,000 at December 31, 2006 to $22,961,000 at March 31, 2007. The increase was due to cash received pursuant to the Tethys private placement partially offset by expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery and Kumisi gas discovery in Georgia, activities in Kazakhstan and net cash used by operating activities.
     Restricted cash decreased from $300,000 at December 31, 2006 to $0 at March 31, 2007 due to the maturing of a deposit funding a letters of credit as required under a drilling service contract we entered into with Baker Hughes International.
     Accounts receivable decreased from $509,000 at December 31, 2006 to $53,000 at March 31, 2007 primarily due to the settlement in January of this year of an insurance claim in connection with our Georgian exploration activities.
     Crude oil inventory increased to $981,000 at March 31, 2007 from $453,000 at December 31, 2006 primarily as a result of increased of increased levels of crude oil in storage at the end of the period.
     Prepayments decreased from $6,443,000 at December 31, 2006 to $6,159,000 at March 31, 2007 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery and Kumisi gas discovery and our Kazakhstan pipeline construction activities and an increase in insurance premiums prepaid. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
     Non current accounts receivables increased to $1,389,000 at March 31, 2007 from $1,086,000 at December 31, 2006 and relate to VAT amounts recoverable from our Kazakhstan operations as an offset against VAT payable on future gas revenues.
     Prepaid financing fees increased to $380,000 at March 31, 2007 from $319,000 at December 31, 2006 as a result of incurring professional fees in relation to the planned Tethys listng on the Toronto Stock Exchange later this year partially offset by amortising the fees incurred in respect of the $13,000,000 issue of Senior Subordinated Notes due September 1, 2009, the $10,000,000 issue of 12% Notes due June 28, 2010 and the $5,000,000 issue of Senior Secured Notes redeemable 31 August 2008, by our then wholly owned subsidiary, Tethys, over the term of the loans.
     Capital assets net, increased to $115,595,000 at March 31, 2007 from $110,546,000 at December 31, 2006, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract, the Nazvrevi / Block XIII Production Sharing Contract and the development of the Kazakhstan project.
     Accounts payable decreased to $2,311,000 at March 31, 2007 from $4,460,000 at December 31, 2006 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery and Kumisi gas discovery and our Kazakhstan activities.
     Accrued liabilities increased from $7,387,000 as at December 31, 2006 to $8,933,00 at March 31, 2007 due primarily to an increase in accrued loan interest at the end of the period partially offset by a decrease in accrued professional fees. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 14 of these financial statements.
     Long term debt net of discounts increased from $40,348,000 at December 31, 2006 to $41,235,000 at March 31, 2007 due to the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Senior Subordinated Notes in March 2006, the $10,000,000 issue of the 12% Notes in June 2006 and the issue of the $5,000,000 Senior Secured Notes by our then wholly owned subsidiary, Tethys, in September 2006.
     Other non current liabilities decreased to $1,059,000 at March 31, 2007 from $1,292,000 at December 31, 2006 as a result of amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on the $25,000,000 in Senior Secured Notes, on the issue of $13,000,000 in Senior Subordinated Notes, in March 2006 and also on the issue of the $5,000,000 Senior Secured Notes by our then wholly owned subsidiary, Tethys, in September 2006.
     Provision for future site restoration increased to $671,000 at March 31, 2007 from $655,000 at December 31, 2006 primarily due to increases in the provisions for future site restoration in our Kazakhstan oil and gas properties.
     Minority interest of $10,918,000 at March 31, 2007 arises as a result of the Tethys private placement in February issuing 34,674,390 new ordinary shares in TPL (representing approximately 33% of the issued and outstanding share capital of TPL) and with CanArgo Limited (a wholly owned subsidiary of CanArgo) retaining our 70,000,000 shares in TPL (representing the remaining 67%) and represents the minority interests share of the book value of Tethys at March 31, 2007.
Results of Continuing Operations
Three Month Period Ended March 31, 2007 Compared to Three Month Period Ended March 31, 2006
     We recorded operating revenue from continuing operations of $447,000 during the three month period ended March 31, 2007 compared with $699,000 for the three month period ended March 31, 2006. This decrease is attributable to lower sales volumes achieved from the Ninotsminda Field in 2007 at a lower price per barrel realized by the Company in 2007. Ninotsminda Oil Company Limited (“NOC”) sold 7,508 barrels of oil for the three month period ended March 31, 2007 compared to 9,259 barrels of oil for the three month period ended March 31, 2006.
     NOC generated $447,000 of oil and gas revenue in the three month period ended March 31, 2007 compared with $699,000 for the three month period ended March 31, 2006 primarily due to lower sales volumes achieved from the Ninotsminda Field in 2007 at a lower price per barrel realized by the Company in 2007. For the three month period ended March 31, 2007, its net share of the 43,881 (488 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 30,898 barrels. In the period, no barrels of oil were sold from storage. For the three month period ended March 31, 2006, NOC’s net share of the 47,920 barrels (532 barrels per day) of gross oil production was 31,148 barrels.
     NOC’s entire share of production was either sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first quarter of 2007 averaged $53.61 per barrel as compared with an average of $57.47 per barrel in the first quarter of 2006. Its net share of the 192,893 thousand cubic feet (mcf) of gas delivered was 125,380 mcf at an average net sale price of $0.70 per mcf of gas. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended March 31, 2007 were $44,000. No gas sales were delivered for the three month period ended March 31, 2006.
     The operating loss from continuing operations for the three month period ended March 31, 2007 amounted to $3,550,000 compared with an operating loss of $3,715,000 for the three month period ended March 31, 2006. The decrease in operating loss is attributable to reduced field operating expenses, direct project costs and depreciation, depletion and amortization in the period partially offset by higher selling, general and administration costs.
     Field operating expenses decreased to $231,000 for the three month period ended March 31, 2007 as compared to $410,000 for the three month period ended March 31, 2006. The decrease is primarily a result of lower sales volumes in 2007 compared to 2006..
     Direct project costs decreased to $177,000 for the three month period ended March 31, 2007, from $269,000 for the three month period ended March 31, 2006, primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs increased to $3,310,000 for the three month period ended March 31, 2007 from $2,923,000 for the three month period ended March 31, 2006. The increase is primarily as a result of higher office, travel and administrative costs in relation to our Kazakhstan activities partially offset by lower non cash stock compensation expense for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.
     The decrease in depreciation, depletion and amortization expense to $279,000 for the three month period ended March 31, 2007 from $812,000 for the three month period ended March 31, 2006 is attributable principally to the reduction in our cost base of proved oil and gas properties in Georgia as a result of the impairment of $30,000,000 recrded at December 21, 2006.
     The increase in other expense to $2,745,000 for the three month period ended March 31, 2007, from $1,822,000 for the three month period ended March 31, 2006 is primarily a result of higher loan interest payable and amortised debt discount partially offset by lower foreign exchange losses for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006.
     Minority interest in the loss of consolidated subsidiaries of $365,000 for the three month period ended March 31, 2007 is as a result of allocating to the 33% minority interest holding in Tethys, arising from the Tethys private placement in February, their share of Tethys’ loss from acquisition date to March 31, 2007.
     The loss from continuing operations of $5,929,000 or $0.03 per share for the three month period ended March 31, 2007 compares to a net loss from continuing operations of $5,537,000 or $0.02 per share for the three month period ended March 31, 2006.
     The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2007 than during the three month period ended March 31, 2006, principally due to the exercise of share options in 2007 and 2006, the exercise of warrants in 2007 and a private placement in 2006.
Results of Discontinued Operations
Three Month Period Ended March 31, 2007 Compared to Three Month Period Ended March 31, 2006
     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2007 of $3,000 compares to a net income from discontinued operations of $78,000 for the three month period ended March 31, 2006 due to the activities of CanArgo Samgori Limited (“CSL”). On February 16, 2006 we withdrew from the Samgori PSC.
     CSL generated $0 of oil and gas revenue in the three month period ended March 31, 2007 compared with $267,000 for the three month period ended March 31, 2006.

Commitments and Contingencies
     See Item 1, Financial Statements, Note 17, which is incorporated herein by reference.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Disclosure Control and Procedures
     We reported in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2007 that we had identified material weaknesses in our internal control over financial reporting which are listed below.
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
     As of March 31, 2007 the material weaknesses identified above had not been remediated.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $185,000,000 at the exchange rate of GEL to US dollars in effect on March 31, 2007).
     The Company has been named in a legal action action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $520,000 at March 31, 2007 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at March 31, 2007 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 6. Exhibits
     (a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from September 30, 2004 Form 10-Q).

1(5)	Mandate Agreement dated September 19, 2006 by and among CanArgo Energy Corporation, Terra Securities ASA and Orion Securities ASA as amended by Addendum No. 1 dated September 21, 2006 (Incorporated herein by reference from December 31, 2006 Form 10-K).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).
4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers ( Incorporated herein by reference from Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(9)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(10)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(11)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX
Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(14)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(15)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(16)	Security Interest Agreement (Securities) dated July 25, 2005 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(17)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(18)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(19)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(21)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(22)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(23)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(24)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).

10(25)	Gas Supply Contract between BN Munai LLP and Gaz Impex S.A. LLP dated January 5, 2006 (Incorporated herein by reference from Form 8-K dated January 5, 2006)

10(26)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006)

10(27)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).

10(28)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).

10(29)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(30)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).

10(31)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).

10(32)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(33)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(34)	Tethys Shareholders Agreement dated as of January 24, 2007 by and among CanArgo Limited, the Investors party thereto and Tethys Petroleum Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(35)	Share Exchange Agreement relating to BN Munai LLP between Coin Investments Limited, Tethys Petroleum Limited and Tethys, Kazakhstan Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q).

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CANARGO ENERGY CORPORATION

Date: May 10, 2007	By:	/s/ Jeffrey Wilkins
Jeffrey Wilkins
Chief Financial Officer