Form 10-Q
period 2007-06-30
CANARGO ENERGY CORP
filed 2007-08-09
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO _______________
Commission File Number 0001-32145
CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
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
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on August 1, 2007 was 238,520,974.

CANARGO ENERGY CORPORATION
FORM 10-Q
TABLE OF CONTENTS
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,270,981	$14,689,289
Restricted cash	—	299,777
Accounts receivable	82,443	503,953
Crude oil inventory	336,304	452,500
Prepayments	720,112	2,254,563
Assets to be disposed	6,919	5,965,341
Securities held for sale	22,374,016	—
Other current assets	166,790	163,561

Total current assets	$30,957,565	$24,328,984
Non Current Assets
Prepaid financing fees	209,947	288,632
Assets to be disposed	—	24,560,166
Capital assets, net (including unevaluated amounts of $60,089,297 and $55,097,099, respectively)	92,387,278	87,307,700

Total Assets	$123,554,790	$136,485,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable — trade	$1,277,933	$3,672,731
Deferred revenue	—	484,515
Accrued liabilities	6,173,137	6,918,468
Liabilities to be disposed	372,374	1,625,282

Total current liabilities	$7,823,444	$12,700,996
Long term debt	28,767,431	37,264,270
Other non current liabilities	580,707	1,260,079
Provision for future site restoration	215,460	205,200
Liabilities to be disposed	—	3,566,055

Total Liabilities	$37,387,042	$54,996,600

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 375,000,000 shares at March 31, 2007 and December 31, 2006; shares issued, issuable and outstanding - 238,520,974 at June 30, 2007 and 237,145,974 at December 31, 2006	23,852,096	23,714,596
Capital in excess of par value	239,125,744	233,397,113
Accumulated deficit	(178,929,622)	(177,742,357)

Total stockholders’ equity	$84,048,218	$79,369,352

Total Liabilities, Temporary Equity and Stockholders’ Equity	$123,554,790	$136,485,482

     The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,915,000	$1,303,132	$3,361,847	$2,002,077

	2,915,000	1,303,132	3,361,847	2,002,077

Operating Expenses:
Field operating expenses	443,873	484,000	674,424	894,159
Direct project costs	166,188	173,509	342,834	442,497
Selling, general and administrative	1,697,483	2,621,101	3,426,285	4,919,041
Depreciation, depletion and amortization	1,111,364	719,026	1,377,075	1,530,928

	3,418,908	3,997,636	5,820,618	7,786,625

Operating Loss from Continuing Operations	(503,908)	(2,694,504)	(2,458,771)	(5,784,548)

Other Income (Expense):
Interest income	76,930	59,973	186,817	207,430
Interest and amortization of debt discount and expense	(1,934,771)	(1,518,787)	(4,162,765)	(2,581,676)
Loss/Cost on debt extinguishment	(6,534,666)	—	(6,534,666)	—
Foreign exchange gains (losses)	(11,392)	(113,305)	(31,309)	(138,051)
Other	262,386	(68,680)	263,871	(116,448)

Total Other Expense	(8,141,513)	(1,640,799)	(10,278,052)	(2,628,745)

Loss from Continuing Operations Before Taxes	(8,645,421)	(4,335,303)	(12,736,823)	(8,413,293)
Income taxes	—	—	—	—

Loss from Continuing Operations	(8,645,421)	(4,335,303)	(12,736,823)	(8,413,293)
Net Income from Discontinued Operations, net of taxes	13,754,777	1,630,267	11,549,558	249,115

Net Income (Loss)	$5,109,356	$(2,705,036)	$(1,187,265)	$(8,164,178)

Weighted average number of common shares outstanding
- Basic	238,503,148	224,108,606	238,303,156	223,780,717

- Diluted	240,703,127	224,108,606	238,303,156	223,780,717

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.04)	$(0.02)	$(0.05)	$(0.04)
- from discontinued operations	$0.06	$0.01	$0.05	$0.00

Basic Net Income (Loss) Per Common Share	$0.02	$(0.01)	$(0.00)	$(0.04)

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.04)	$(0.02)	$(0.05)	$(0.04)
- from discontinued operations	$0.06	$0.01	$0.05	$0.00

Diluted Net Income (Loss) Per Common Share	$0.02	$(0.01)	$(0.00)	$(0.04)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
	2007	2006
	(Expressed in United States dollars)
Operating activities:
Net Loss	(1,187,265)	(8,164,178)
Net income from discontinued operations, net of taxes and minority interest	11,549,558	249,115

Loss from continuing operations	(12,736,823)	(8,413,293)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	440,823	998,666
Non-cash interest expense and amortization of debt discount	3,268,301	1,125,178
Non-cash debt extinguishment expense	6,534,686	—
Depreciation, depletion and amortization	1,377,075	1,530,928
Allowance for doubtful accounts	—	228,320
Trading gain on securities	(233,902)	—
Changes in assets and liabilities:
Restricted cash	299,777	89,871
Accounts receivable	421,510	(1,183,374)
Inventory	116,196	264,760
Prepayments	(70,308)	(146,146)
Other current assets	(3,229)	7,783
Accounts payable	(281,103))	(2,910,407)
Deferred revenue	(484,515)	528
Accrued liabilities	(398,757)	(888,991)

Net cash used by continuing operating activities	(1,750,269)	(9,296,177)

Investing activities:
Capital expenditures	(8,209,878)	(10,570,127)
Change in oil and gas supplier prepayments	1,604,759	110,560

Net cash used in investing activities	(6,605,119)	(10,459,567)

Financing activities:
Proceeds from sale of common stock	950,600	—
Proceeds from loans	—	23,000,000
Deferred loan costs	—	(128,850)

Net cash provided by financing activities	950,600	22,871,150

Discontinued activities:
Net cash generated by operating activities	4,373	8,069
Net cash used in investing activities	(1,781,153)	(2,375,238)
Net cash provided by financing activities	—	—

Net cash flows from assets and liabilities held for sale and to be disposed	(1,776,780)	(2,367,169)

Net increase (decrease) in cash and cash equivalents	(9,181,569)	748,237
Cash and cash equivalents, beginning of period	16,452,550	18,540,558
Amounts reclassified to discontinued operations	(1,763,261)	(438,751)
Cash and cash equivalents, beginning of period as stated	14,689,289	18,101,807

Cash and cash equivalents, end of period	$7,270,981	$19,288,795

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1. Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in Note 19 and extinguishment of debt as described in Note 13, as necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
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
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $54,432,000, $12,522,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,250,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its operations did not cover the costs of its operations.

•	At June 30, 2007 the Company had cash and cash equivalents available for general corporate use or for use in operations of approximately $7,271,000.

•	The Company has a planned capital expenditure budget for the remainder of 2007 of approximately $4,500,000.

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), restrict the Company from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders.
     There are no assurances the Company can raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), the Company is restricted from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders, which cannot be assured.

     If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favourable to the Company, management may be required to delay, scale back or eliminate its exploration, development and completion program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations altogether.
Managements’ Plan
     The Company anticipates it will require additional funding within the next twelve months to continue with its Georgian operations as planned. The Company is in the process of addressing this situation as follows:
•	The Company on July 31, 2007 sold its entire shareholding of 8,000,000 shares in Tethys Petroleum Limited for gross proceeds of C$23,600,000. The net proceeds (after commission, costs and expenses of the sale, and a pro rata share of the Tethys IPO costs) of $20,840,396 will be used to pay down existing indebtedness under its outstanding Senior Secured Notes due July 25, 2009 and part of its outstanding Senior Subordinated Convertible Guaranteed Notes due September 1, 2009. This will reduce our short-term loan interest obligations so as to allow for the current operations to proceed as planned.

•	Plans are well progressed to secure financing sufficient to cover our short-term working capital needs.
     The Company believes that if it is able to secure the necessary financing and to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, it will be able to raise additional debt and or equity funds in order to continue operations and to properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region
Use of Estimates in the Preparation of Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2 Dismantlement, Restoration and Environmental Costs
     We recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at June 30, 2007 and December 31, 2006, the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $215,460 and $205,200, respectively.
3 Stock Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $193,203 as of June 30, 2007 and the weighted average period over which this cost will be recognized is approximately 3 months.
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
     Accordingly, the Company did not accrue or recognize any amounts for interest or penalties in its financial statements during the first two quarters of 2007. The Company will classify interest to be paid on an underpayment of income taxes and any related penalties as income tax expense if it is determined, in a subsequent period that a tax position is more likely than not of being sustained by the taxing authority.
5 Foreign Operations
     Our current and future operations and earnings depend upon the results of our operations in Georgia. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.
6 Restricted Cash
     In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under a contract for drilling services we entered into with Baker Hughes International. This deposit became unrestricted in January 2007.
7 Accounts Receivable
     Accounts receivable at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Trade receivables before allowance for doubtful debts	$38,519	$—
Insurance receivable	—	474,665
Other receivables	43,924	29,288

	$82,443	$503,953

     Bad debt expense for the six month periods ended June 30, 2007 and 2006 was $0 and $228,320 respectively.
     In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost in the Manavi 12 well. As of December 31, 2006, $474,665 was recorded as a receivable in connection with this claim. This claim was settled and paid in full by our insurance carrier in February 2007.
8 Inventory
     Inventory of crude oil at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Crude oil	$336,304	$452,500

	$336,304	$452,500

9 Prepayments
     Prepayments consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Drilling Contractors	$244,865	$1,849,624
Financing Fees	157,372	157,372
Insurance	222,148	105,052
Other	95,727	142,515

	$720,112	$2,254,563

10 Securities Held for Sale
     Securities held for sale at June 30, 2007 consist of $22,374,016 representing the remaining CanArgo Limited holding of 8,000,000 shares in Tethys Petroleum Limited (“Tethys”), which is 17.7% of Tethys’ outstanding shares after the initial public offering on the Toronto Stock Exchange, under the ticker symbol TPL, on June 27, 2007. Our shares are freely tradeable, registered securities. The Company accounts for these securities after the IPO under FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and classifies these securities as trading securities, and thus has on June 27, 2007, marked to market at the closing stock price of Tethys on the Toronto Stock Exchange on June 30, 2007. See Note 19.

11 Prepaid financing fees
     Prepaid financing fees at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Commission and Professional fees	$209,946	$288,632

	$209,946	$288,632

     Prepaid financing fees as at June 30, 2007 and December 31, 2006 are corporate finance fees incurred in respect of the following transactions: a private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010, with a group of investors, discussed in Note 13, which are to be amortized as interest payable over the term of the loans.
12 Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at June 30, 2007:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	92,393,961	(68,675,205)	23,718,756
Unproved properties	60,089,297	—	60,089,297

	152,483,258	(68,675,205)	83,808,053

Property and Equipment
Oil and gas related equipment	13,991,452	(5,825,048)	8,166,404
Office furniture, fixtures and equipment and other	1,120,083	(707,262)	412,821

	15,111,535	(6,532,310)	8,579,225

	$167,594,793	(75,207,515)	$92,387,278

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2006:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$91,539,624	$(67,608,087)	$23,931,537
Unproved properties	55,097,099	—	55,097,099

	146,636,723	(67,608,087)	79,028,636

Property and Equipment
Oil and gas related equipment	13,474,127	(5,598,712)	7,875,415
Office furniture, fixtures and equipment and other	1,027,289	(623,640)	403,649

	14,501,416	(6,222,352)	8,279,064

	$161,138,139	$(73,830,439)	$87,307,700

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Nazvrevi Fields.
13 Loans Payable and Long Term Debt
     Loans payable at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Long term debt:
Senior Convertible Secured Loan Notes	$16,125,000	$25,000,000
Senior Subordinated Convertible Guaranteed Loan Notes	8,400,000	13,000,000
12% Subordinated Convertible Guaranteed Loan Note	10,600,000	10,000,000
Unamortized debt discount	(6,357,569)	(10,735,730)

Long term debt	$28,767,431	$37,264,270

     In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during the first half of 2007 are described below. For the six months ended June 30, 2007 and June 30, 2006 we paid interest in respect of these loans of $894,444 and $1,377,833 respectively.

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
     The unpaid principal balance under the Senior Secured Notes bears interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31, 2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate is approximately 12.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2005, 10% from January 1, 2006 and 15% from January 1, 2007) and the effective interest rate (12.3% per annum) totalled $807,000 as of June 30, 2007 of which $405,000 has been included in accrued liabilities and $432,000 has been accrued as a non-current liability.
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
     In connection with the execution and delivery of the Senior Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act and indemnify the purchasers in connection with the registration. Under the terms of a Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to the Conversion Stock. On July 27, 2007 the Conversion Stock was no longer restricted, provided the Noteholders are not affiliates, and no longer need to be covered by a Registration Statement.
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
     Conversion/Exchange of Senior Secured Notes and issue of Senior Secured Note Conversion Compensation Warrants: On June 5, 2007, the Company entered into a consent and conversion agreement (the “Consent and Conversion Agreement”) with the holders of the Senior Secured Notes and with CanArgo Limited that became effective on June 13, 2007.
     Pursuant to the Consent and Conversion Agreement certain holders of Senior Secured Notes agreed to convert/exchange $10 million in aggregate principal amount of the Senior Secured Notes into Tethys common stock. The conversion/exchange was satisfied by the transfer by CanArgo Limited to the converting note holders of 4 million shares of Tethys common stock.
     As an inducement for those note holders to exchange $10 million in aggregate principal amount of Senior Secured Notes into Tethys common stock, the Company agreed to issue to those converting note holders 11,111,111 warrants (the “Senior Secured Note Conversion Compensation Warrants”) to purchase CanArgo common stock at an exercise price of $0.90 per common share in transactions intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
     All of the Senior Secured Note Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the purchasers listed therein are exercised by the holders thereof and the average closing price for the Company’s Common Stock on the American Stock Exchange or, if the Common Stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above $2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days (the “Expiration Date”).
     We used the following assumptions to determine the fair value of the Senior Secured Note Compensation Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.08%
Expected life of warrant — months	25
Dividend rate	—
Historical volatility	70.4%
     The Company has accounted for the modification and extinguishment of $10 million of principal of the Senior Secured Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company determined that the fair value of the Tethys shares, issued as consideration paid in satisfaction of the principal balance, was $2.50 per share or $10 million based on sales of shares to outside investors, and thus no gain or loss was recorded. The Company accounted for the issuance of 11,111,111 Compensation Warrants issued as additional compensation to induce the conversion of the debt to Tethys shares under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $2.95 million and has recorded that expense under the line item “Loss/Cost on Debt Extinguishment”. In addition, the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $270,000 associated with the debt extinguished against the loss on extinguishment.
     Issue of further $1,125,000 Senior Secured Notes in connection with restructuring of short term interest payments: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “Senior Secured Note Amendment, Consent and Waiver”) with the holders of the Senior Secured Notes in terms of which the holders of the Senior Secured Notes agreed to receive certain interest payments due on the Senior Secured Notes as of June 30, 2007 by payment in kind of additional Senior Secured Notes. As a result, the Company issued a further $1,125,000 in aggregate principal amount of Senior Secured Notes. These additional Senior Secured Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $25 million in aggregate principal amount of Senior Secured Notes which were previously issued (see the section above entitled “Senior Secured Convertible Notes”).
     Senior Subordinated Convertible Guaranteed Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Senior Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Warrant Shares”) at an exercise price of $1.37 per share (which exercise price has, as noted below, now been reset to $1.00 per share), subject to adjustment as defined below, and expiring on March 3, 2008 or sooner under certain circumstances (“Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees estimated at $150,000, have been used to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Limited (“Tethys”), the former wholly owned subsidiary of CanArgo which held CanArgo’s former Kazakhstan assets. See Note 19.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Senior Subordinated Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) which totalled $287,733 as of June 30, 2007 of which $139,226 has been included as an accrued liability and $148,507 has been accrued as a non-current liability.
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
Conversion. The Senior Subordinated Notes are convertible, in whole or in part, into shares of CanArgo common stock (“Conversion Stock”) at a conversion price per share of $1.00 (the “Conversion Price”) (the original exercise price of $1.37 having been reset to $1.00), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the Senior Secured Notes) at a price per share of less than $1.00 (formerly $1.37, the original $1.37 exercise price having been reset to $1.00) per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the Conversion Price will be reset to such lower price. The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Senior Subordinated Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Senior Subordinated Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion. As a result of entering into the private placement in respect of the 12% Subordinated Notes, the Note Purchase Agreement and related agreements dictated that the Conversion Price and the exercise price of the Warrants be reset to $1.00 from $1.37.
In connection with the execution and delivery of the Senior Subordinated Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock and the Warrant Shares for resale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to all shares of the Company’s common stock issuable upon conversion of the Senior Subordinated Notes and all shares of the Company’s common stock issuable upon exercise of the Warrants. Under the Registration Rights Agreement the Company had agreed to use all commercially reasonable efforts to file a Registration Statement on Form S-3 or Form S-1 in respect of the CanArgo Conversion Stock by December 31, 2006.

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
Covenants. Under the terms of the Senior Subordinated Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 51% of the outstanding principal amount of the Senior Subordinated Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchasers (not in excess of US$75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Senior Subordinated Note Purchase Agreement (other than certain permitted indebtedness); cancelling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Senior Subordinated Note Purchase Agreement); and adopting any anti-take-over defences except as permitted by the Senior Subordinated Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
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
Warrants. The Warrants expire on March 3, 2008 or such sooner date at the election of the Company and upon at least 30 days prior written notice in the event that the Manavi M12 well indicates, by an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day, and are exercisable at an exercise price of $1.00 per share (“Exercise Price”) (this exercise price having been reset to $1.00 from $1.37 following the issue of the 12% Subordinated Notes), subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the Warrants will receive upon exercise the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had exercised the Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including, without limitation, the conversion of the Senior Secured Notes) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Warrant Shares issuable upon exercise cause Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
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
     Conversion/Exchange of Subordinated Notes and issue of Subordinated Note Conversion Compensation Warrants: On June 5, 2007, the Company entered into a conversion agreement (the “Conversion Agreement”) with Persistency (one of the then holders of the Subordinated Notes) and with CanArgo Limited that became effective on June 13, 2007.
     Pursuant to the Conversion Agreement Persistency agreed to convert/exchange its holding of $5,000,000 of the Subordinated Notes into Tethys common stock. The conversion/exchange was satisfied by the transfer by CanArgo Limited to Persistency of 2 million shares of Tethys common stock.

     As an inducement for Persistency to convert its $5 million in aggregate principal amount of Subordinated Notes into Tethys common stock, the Company agreed to issue to Persistency 5,000,000 warrants (the “Subordinated Notes Conversion Compensation Warrants “) to purchase CanArgo common stock at an exercise price of $1 per common share in transactions intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.
     All of the Subordinated Notes Conversion Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the purchasers listed therein are exercised by the holders thereof and the average closing price for the Company’s Common Stock on the American Stock Exchange or, if the Common Stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above $2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization) for a period of five consecutive trading days (the “Expiration Date”).
     We used the following assumptions to determine the fair value of the Subordinated Notes Conversion Compensation Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.08%
Expected life of warrant — months	26
Dividend rate	—
Historical volatility	72.3%
     The Company has accounted for the modification and extinguishment of $5 million of principal of the Senior Subordinated Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company determined that the fair value of the Tethys shares issued as consideration paid in the satisfaction of the principal balance, was $2.50 per share or $5 million based on sales of shares to outside investors and recorded a loss on extinguishment of $2,942,468 which is equal to the $5 million in Tethys common shares less the carrying value of the loan on the date of extinguishment of $2,057,532. The Company accounted for the issuance of 5,000,000 Compensation Warrants issued as additional compensation to induce the conversion of debt to Tethys shares under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $1.28 million and has recorded that expense under the line item “Loss/Cost of Debt Extinguishment” In addition, the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $152,000 associated with the debt extinguished against the loss on extinguishment.
     Issue of further $400,000 Subordinated Notes in connection with restructuring of short term interest payments: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “Subordinated Note Amendment, Consent and Waiver”) with the holders of the Subordinated Notes in terms of which the holders of the Subordinated Notes agreed to receive certain interest payments due on the Subordinated Notes as of June 30, 2007 by payment in kind of additional Subordinated Notes. As a result, the Company issued a further $400,000 in aggregate principal amount of Subordinated Notes. These additional Subordinated Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $13 million in aggregate principal amount of Subordinated Notes which were previously issued (see the section above entitled “Senior Subordinated Convertible Guaranteed Notes”)

     On June 28, 2006, we announced that we had entered into the private placement with Persistency, a Cayman Islands company, of a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (see “12% Subordinated Convertible Guaranteed Note” below) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (“Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Note Warrants”) which is described more fully below.
     As a result of entering into this private placement we issued warrants at an exercise price below $1.37 and therefore the terms of the Senior Subordinated Note Purchase Agreement and related agreements dictated that the conversion and warrant exercise prices under the Senior Subordinated Note Purchase Agreement be reset to $1.00 per share as described above.
     The Company therefore recorded an additional debt discount of $3,683,000 to the Senior Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000, respectively. Debt discount of $1,231,245 has been amortised to interest expense in the first half of 2007.
     We used the following assumptions in our Black Scholes model to determine the fair value of the Senior Subordinated Notes and Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.3%
Expected life of warrant — days	1,161
Dividend rate	—
Historical volatility	64.3%
     12% Subordinated Convertible Guaranteed Note: On June 28, 2006, we entered into a $10,000,0000 private placement with Persistency (the “Purchaser”) of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (“Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Note Warrants”).
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
Conversion. The 12% Note is convertible, in whole or in part, into shares of CanArgo common stock (“CanArgo Conversion Stock”) at a conversion price per share of $1.00 (the “CanArgo Conversion Price”), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the Senior Secured Notes and Senior Subordinated Notes) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price will be reset to such lower price. The CanArgo Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the CanArgo Conversion Price and number of shares of CanArgo Conversion Stock will be appropriately adjusted to reflect any such event, such that the holder of the 12% Note will receive upon conversion the identical number of shares of CanArgo common stock or other consideration or property to be received by the holder of the CanArgo common stock as if the holder had converted the 12% Note immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of CanArgo Common Stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The 12% Note is subject to mandatory conversion under certain circumstances. No fractional shares of CanArgo common stock shall be issued upon any conversion; instead the CanArgo Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
In connection with the execution and delivery of the 12% Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the Warrant Shares for resale under the Securities Act. The Registration Rights Agreement gives the holders of the 12% Notes and 12% Note Warrants both demand and piggyback registration rights. In addition the Registration Rights Agreement required us to use our best efforts to have a registration statement declared effective by December 31, 2006 and to maintain that effectiveness for a period of two years in the event that we use a Form S-3 and at least 90 days in the event we use a Form S-1 to register the shares. The conversion stock was registered for resale under the Securities Act and the Company is required to maintain the registration effective until July 2008. There is no penalty associated with our failure to perform under the Registration Rights Agreement.
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
Covenants. Under the terms of the 12% Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 51% of the outstanding principal amount of the 12% Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the 12% Subordinated Subsidiary Guaranty; payment of professional fees for the Purchaser (not in excess of $75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the 12% Note Purchase Agreement (other than certain permitted indebtedness); cancelling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the 12% Note Purchase Agreement); and adopting any anti-take-over defences except as permitted by the 12% Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
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
Miscellaneous. The execution of the 12% Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes and from 51% of the holders of the Senior Subordinated Notes each pursuant to Waiver and Consent Agreements each dated as of June 28, 2006. Under the terms of their Waiver and Consent Agreement, the holders of 51% in aggregate principal amount of the Senior Secured Notes further agreed to issue to the Purchaser an option to purchase their Senior Secured Notes at par in the event of Default and acceleration of the Senior Secured Notes provided that the Purchaser concurrently offers to purchase the remaining outstanding Senior Secured Notes on identical terms and conditions. The 12% Note Purchase Agreement, the 12% Note, the 12% Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the 12% Note Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.
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
     We used the following assumptions to determine the fair value of the 12% Note and 12% Note Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.30%
Expected life of warrant — days	731
Dividend rate	—
Historical volatility	64.3%
     The discount is being amortized to interest expense over the life of the 12% Note using an effective interest rate of 10.1%. As of June 30, 2007 we had amortized $616,000 of debt discount as interest expense. The total effective interest rate for the 12% Note is 22.1%.
     Issue of further $600,000 12% Subordinated Notes in connection with restructuring of short term interest payments on the 12% Subordinated Notes: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “12% Subordinated Note Amendment, Consent and Waiver”) with Persistency, the holder of the 12% Subordinated Notes, in terms of which Persistency agreed to receive the interest payments due on the 12% Subordinated Notes as of June 30, 2007 with a payment in kind of additional 12% Subordinated Notes. As a result, the Company issued a further $600,000 in aggregate principal amount of 12% Subordinated Notes. These additional 12% Subordinated Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $10 million in aggregate principal amount of 12% Subordinated Notes which were previously issued. The rights attaching to the 12% Subordinated Notes are set out in the Note Purchase Agreement and related agreements.

14 Accrued Liabilities
     Accrued liabilities consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Drilling contractors	$5,039,684	$5,039,684
Loan Interest	544,226	890,800
Professional fees	383,436	706,288
Other	205,791	281,696

	$6,173,137	$6,918,468

     Included in the amounts due to drilling contractors at June 30, 2007 are amounts by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of June 30, 2007 pending the outcome of the dispute resolution (see Note 17) following a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation lodged by WEUS on September 12, 2005.
15 Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional		Total
	Issued and		Paid-In	Accumulated	Stockholders
	Issuable	Par Value	Capital	Deficit	Equity

Total, December 31, 2006	237,145,974	$23,714,596	$233,397,113	$(177,742,357)	$79,369,352

Stock based compensation under SFAS 123R	—	—	440,823	—	440,823

Issue of shares under Exercise of Warrants	1,000,000	100,000	530,000	—	630,000

Additional discount recorded for issue of warrants to purchase 5 million shares persuant to a loan agreement			237,875		237,875

Exercise of stock options	375,000	37,500	283,100		320,600

Discount recorded for issue of compensatory warrants to purchase 5 million shares persuant to modification to a loan agreement			1,283,500		1,283,500

Discount recorded for issue of compensatory warrants to purchase 11,111,111 shares persuant to modification to a loan agreement			2,953,333		2,953,333

Net Loss	—	—	—	(1,187,265)	(1,187,265)

Total, June 30, 2007	238,520,974	$23,852,096	$239,125,744	$(178,929,622)	$84,048,218

16. Net Income (Loss) Per Common Share
     Net income (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share are provided for continuing operations, discontinued operations and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflects potential dilution from the exercise of securities (convertible debt, warrants or options) into common stock. Outstanding convertible debt, options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.
     Options to purchase CanArgo’s common stock were outstanding at June 30, 2007 and June 30, 2006 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 95,635,215 for the six months ended June 30, 2007 and 103,129,209 for the six months ended June 30, 2006.

	Six Months Ended
	June 30,	June 30,
	2007	2006
Weighted average number of basic shares outstanding	224,108,606	223,780,717
Effect of:
Warrants and convertible stock issued in connection with loan agreements	—	—
Employee and director stock options	—	—

Weighted average number of dilutive shares outstanding	224,108,606	223,780,717

     Basic and diluted net loss per common share for the three months ended June 30, 2007 and three months ended June 30, 2006 were based on the weighted average number of common shares outstanding during those periods. Options and warrants to purchase CanArgo’s Common Stock outstanding during the three months ended June 30, 2006 were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such options and warrants excluded from diluted net loss per common share were 103,129,209 for the three months ended June 30, 2006.

	Three Months Ended
	June 30,	June 30,
	2007	2006
Weighted average number of basic shares outstanding	238,503,148	224,108,606
Effect of:
Warrants and convertible stock issued in connection with loan agreements	—	—
Employee and director stock options	2,199,979	—

Weighted average number of dilutive shares outstanding	240,703,127	224,108,606

17 Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At June 30, 2007, we had the contingent obligation to issue a maximum amount of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion the chance of having to issue these shares is remote.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has given written consent to an extension to the period within which the data should be acquired to July 31, 2008 and we are currently working with the State Agency to amend the Tbilisi PSC accordingly. The total commitment over the remaining period is $350,000. In the event that a commercial discovery is not established, our interest in the Tbilisi PSC would terminate 10 years from the effective date, which will be September 29, 2013.
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

     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $188,000,000 at the exchange rate of GEL to US dollars in effect on June 30, 2007). We believe that we have meritorious defences to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 13) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defenses to this claim and intend to defend it vigorously. At this point in the proceedings it is not possible to predict the outcome of the arbitration. However, in the event that Weatherford is successful, the extent of the loss to the Company would be limited to the payment of the unpaid invoices and the payment of Weatherford’s professional fess in regards to this matter.
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $569,000 at June 30, 2007 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
18 Temporary Equity
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
19 Discontinued Operations
     Tethys Petroleum Limited
     CanArgo’s ownership of Tethys was diluted during the six month period ended June 30, 2007 from 100% ownership on December 31, 2006 to approximately 17.7% as of June 30, 2007. In the first quarter of 2007, Tethys sold approx 6.8 million shares of its common stock in a private placement offering to outside investors for gross proceeds of approximately $16.8 million. This transaction reduced the Company’s interest in Tethys to approximately 67%. In May 2007, Tethys received the approval from the Ministry of Mineral Resources of Kazakhstan to exchange approximately 6 million of Tethys common shares in return for the remaining 30% ownership of BN Munai LLP not previously controlled by Tethys. This transaction reduced the Company’s ownership of Tethys to approximately 52%. As more fully described in Note 13 above, on June 13, 2007, the Company, through its wholly owned subsidiary, CanArgo Ltd, sold 6 million of its Tethys common shares to the CanArgo Noteholders in exchange for the extinguishment of $15 million in principal of outstanding notes payable. This transaction reduced the Company’s ownership in Tethys to approximately 30% and resulted in Tethys no longer being a consolidated subsidiary of the Company. On June 27, 2007 Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange. This reduced the Company’s ownership to approximately 17.7%, which was also the ownership as of June 30, 2007.
     The results of discontinued operations in respect of Tethys consisted of the following for the six month periods ended:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Loss Before Income Taxes and Minority Interest	$(3,999,646)	$(532,458)

Unrealised gain on securities held for sale	15,566,878	—

Income Taxes	—	—

Net Income (Loss) from Discontinued Operation	$11,567,232	$(532,458)

     The results of discontinued operations in respect of Tethys consisted of the following for the three month periods ended:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Income Before Income Taxes and Minority Interest	$(1,797,036)	$926,453

Unrealised gain on securities held for sale	15,566,878	—

Income Taxes	—	—

Net Income from Discontinued Operation	$13,769,842	$926,453

     Gross consolidated assets and liabilities in respect of Tethys that are included in “assets to be disposed” consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets to be disposed:
Cash	$—	$1,763,261
Accounts receivable	—	5,368
Prepayments	—	4,188,854
Prepaid financing fees	—	30,050
Capital assets	—	23,238,284
Other assets	—	1,291,834

	$—	$30,517,651

Liabilities to be disposed:
Accounts payable	$—	$787,581
Accrued liabilities		468,762
Long term debt		3,083,673
Other non current liabilities		31,715
Provision for future site restoration		450,667

	$—	$4,822,398

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
     The results of discontinued operations in respect of CSL consisted of the following for the six month periods ended:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$1,002,842

Income (Loss) Before Income Taxes and Minority Interest	(17,674)	781,573
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	$(17,674)	$781,573

     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	June 30,	June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$735,864

Income (Loss) Before Income Taxes and Minority Interest	(15,065)	703,814
Income Taxes	—	—
Minority Interest in Income	—	—

Net income (loss) from Discontinued Operations	$(15,065)	$703,814

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets to be disposed:
Accounts receivable (net)	$—	$1,120
Other current assets	6,919	6,736

	$6,919	$7,856

Liabilities to be disposed:
Accounts payable	$364,674	$361,939
Provision for future site restoration	7,700	7,000

	$372,374	$368,939

21 Segment and Geographical Data
     During the six and three month periods ended June 30, 2007 Georgia represented the only geographical segment and CanArgo’s continuing operations operated through one segment, oil and gas exploration.
22 Subsequent Events
     On August 1, 2007 we announced that we sold our entire shareholding of 8,000,000 shares in Tethys Petroleum Limited. The gross proceeds of the sale, before commission and expenses, amounts to C$23,600,000 million. The settlement date was August 3, 2007 and the net proceeds received from the sale of these shares of approximately $20,800,000 after deducting our pro rata share of the Tethys IPO costs, is to be used by the Company to repay a portion of its existing debt.

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
Overview
     Our share of the 85,634 (473 barrels per day) of gross oil production from the Ninotsminda Field in Georgia for the six month period ended June 30, 2007 was 55,662 barrels. For the six month period ended June 30, 2006 our share of the 93,795 (518 barrels per day) of gross oil production from the Ninotsminda Field was 60,967 barrels.
     During the second quarter 2007, we continued to progress our exploration, appraisal and development plans in both of our areas of operation, Georgia and Kazakhstan. Our interest in our Kazakhstan assets was discontinued with our disposition of our interest in Tethys Petroleum Limited which holds such assets.
     On June 27, 2007 we announced that in connection with the successful listing and IPO of our associate company Tethys Petroleum Limited (“Tethys”) on the Toronto Stock Exchange, Vincent McDonnell had assumed the position of Chief Executive Officer of the Corporation, in addition to his existing roles as President, Chief Operating Officer and Chief Commercial Officer while Dr David Robson had stepped down from the position of Chief Executive Officer but would remain as Chairman of the Corporation. Dr Robson is Chairman, President and Chief Executive Officer of Tethys and these changes were deemed necessary to ensure separation between the two companies.
Georgia
     Production continues at the Ninotsminda Field where workover operations continue at the N52 well using our own CanArgo Rig #1 and crew. This Soviet era well, which is located in the relatively un-drained eastern part of the field, never produced due to a complex fish (approximately 9,300 feet (2,843 metres) comprising drill pipe, tubing and a milling assembly) in the well. Although the operation is proving to be even more challenging than originally anticipated due to the deformed and fractured nature of the fish, we have successfully extracted 7,457 feet (2,273 metres) of the tubing so far. On extracting the remainder of the fish, it is planned to add perforations to the Middle Eocene reservoir interval, test the well and if successful put the well into production. We believe that the N52 well when successfully worked over provides the best potential for additional production from the field in the short term.

     We previously announced that our subsidiary company, Ninotsminda Oil Company Limited, had contracted with the State of Georgia for the sale of gas from the Ninotsminda Field for consumption at the Gardabani gas fired thermal power plant to the south of Tbilisi once the State had completed repairs to the 25 mile (41 kilometres) pipeline between Ninotsminda and Gardabani. Initial delivery was expected to commence in the fall of 2006, however, due to the pipeline being much more extensively damaged than originally anticipated and issues over the commingling of gas, the project remains uncompleted and there is no indication from the buyer as to when it plans to complete the works and accept gas deliveries. In the meantime, we continue to work with the state representative in the production sharing contract, Georgian Oil and Gas Corporation, in an attempt to secure an alternative market for Ninotsminda gas.
     We previously announced that we were planning to perform a hydraulic acid fracturing of the Cretaceous reservoir in the M12 well on the Manavi oil discovery in order to complete production testing the well. Plans are now well developed for this operation and a work order has been signed with Schlumberger who will provide equipment, chemicals and services. The equipment is available in Europe and it is anticipated that mobilisation of the equipment and chemicals will commence in September, assuming we are successful in our current plans to secure the necessary financing. On this basis, we would hope to perform the fracturing operation in October this year. We will prepare the well in advance of the arrival of the equipment; this will entail mobilising CanArgo Rig #2 from Kumisi to Manavi, replacing the 2 7/8” production string with a 5” liner, and setting a temporary plug to facilitate the acid fracturing treatment.
     On July 4, 2007 we announced that the Kumisi #1 appraisal well in Georgia had been successfully drilled to a total depth (“TD”) of 11,841 feet (3,609 metres) in the Cretaceous having encountered gas shows over a significant interval. The well, which was drilled using CanArgo Rig #2, is situated just to the south of the capital city, Tbilisi, close to the Rustavi industrial complex, the Gardabani thermal power plant and the route of the new South Caucasus gas trunkline from Azerbaijan to Turkey.
     The Kumisi #1 well was drilled to appraise the West Rustavi #16 Cretaceous gas condensate discovery made in Soviet times but never previously appraised. The well is located 7.4 miles (11.9 kilometres) to the west of the original discovery well which encountered the top Cretaceous some 2,820 feet (860 metres) deeper.
     A total Cretaceous interval of approximately 2,392 feet (729 metres) was penetrated in the Kumisi well. This section is comprised of an upper carbonate sequence, interbedded limestones and tuffs underlain by more massive volcanics. Wireline logs run in the well and high background gas readings recorded while drilling indicate the presence of potential hydrocarbons throughout the Cretaceous interval with no obvious indication of a hydrocarbon-water contact. A 5” (130 millimetres) solid liner has been run and cemented in the well to a depth of 11,539 feet (3,517 metres) below which an uncemented slotted liner has been run.
     We have now commenced an extensive well testing program. A total of six zones have been identified for testing, including five zones above the slotted liner section which will require approximately 345 feet (105 metres) of perforations. Testing will take several weeks as each zone will be tested separately and we will need also to temporarily suspend the testing operation for approximately two weeks as we demobilise the rig and prepare to move it to the M12 well location.
Liquidity and Capital Resources
     As of June 30, 2007 we had working capital of $23,134,000 compared to working capital of $11,628,000 as of December 31, 2006.
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
     Cash flows from our Georgian operations together with the net proceeds of the private placement in Norway mean we have some of the working capital necessary to cover our immediate and near term funding requirements. In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, we are currently investigating further fundraising proposals.
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
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $54,432,000, $12,522,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,250,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its operations did not cover the costs of its operations.

•	At June 30, 2007 the Company had cash and cash equivalents available for general corporate use or for use in operations of approximately $7,271,000.

•	The Company has a planned capital expenditure budget for the remainder of 2007 of approximately $4,500,000.

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), restrict the Company from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders.
     There are no assurances the Company will be able to raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 13), the Company is restricted from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders, which cannot be assured.
     If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favourable to the Company, management may be required to delay, scale back or eliminate its exploration, development and completion program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations altogether.
Managements’ Plan
     The Company anticipates it will require additional funding within the next twelve months to continue with its Georgian operations as planned. The Company is in the process of addressing this situation as follows:
•	The Company on July 31, 2007 sold its entire shareholding of 8,000,000 shares in Tethys Petroleum Limited for gross proceeds of C$23,600,000. The net proceeds (after commission, costs and expenses of the sale, and a pro rata share of the Tethys IPO costs) of $20,840,396 will be used to pay down existing indebtedness under its outstanding Senior Secured Notes due July 25, 2009 and part of its outstanding Senior Subordinated Convertible Guaranteed Notes due September 1, 2009. This will reduce our short-term loan interest obligations so as to allow for the current operations to proceed as planned.

•	Plans are well progressed to secure financing sufficient to cover our short-term working capital needs.
     The Company believes that if it is able to secure the necessary financing and to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, that it will be able to raise additional debt and or equity funds in order to continue operations and to properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region .
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
Balance Sheet Changes
     Cash and cash equivalents decreased $7,418,000 from $14,689,000 at December 31, 2006 to $7,271,000 at June 30, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery and Kumisi gas discovery in Georgia and net cash used by operating activities.
     Restricted cash decreased from $300,000 at December 31, 2006 to $0 at June 30, 2007 due to the maturing of a deposit funding a letters of credit as required under a drilling service contract we entered into with Baker Hughes International.
     Accounts receivable decreased from $504,000 at December 31, 2006 to $82,000 at June 30, 2007 primarily due to the settlement in January of this year of an insurance claim in connection with our Georgian exploration activities.
     Crude oil inventory decreased to $336,000 at June 30, 2007 from $453,000 at December 31, 2006 primarily as a result of increased sales of crude oil from storage during the period.
     Prepayments decreased from $2,255,000 at December 31, 2006 to $720,000 at June 30, 2007 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery and Kumisi gas discovery and insurance premiums prepaid. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
     Current assets to be disposed decreased to $7,000 at June 30, 2007 from $5,965,000 at December 31, 2006 and non current assets to be disposed decreased to nil at June 30, 2007 from $24,560,000 at December 31, 2006, due to the disposition of our interest in Tethys. See Note 19.
     Securities held for sale of $22,374,000 at June 30, 2007 represents the marking to market of our remaining 8,000,000 shares in Tethys which is 17.7% of Tethys’ outstanding shares. See Note 19.
     Prepaid financing fees decreased to $210,000 at June 30, 2007 from $289,000 at December 31, 2006 as a result of amortising the fees incurred in respect of the $13,000,000 issue of Senior Subordinated Notes due September 1, 2009 and the $10,000,000 issue of 12% Notes due June 28, 2010, over the term of the loans.
     Capital assets net, increased to $92,387,000 at June 30, 2007 from $87,308,000 at December 31, 2006, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract and the Nazvrevi / Block XIII Production Sharing Contract.

     Accounts payable decreased to $1,278,000 at June 30, 2007 from $3,673,000 at December 31, 2006 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery and Kumisi gas discovery.
     Accrued liabilities decreased from $6,918,000 as at December 31, 2006 to $6,173,00 at June 30, 2007 primarily due to a decrease in accrued interest and professional fees. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 14 of these financial statements.
     Current liabilities to be disposed decreased to $372,000 at June 30, 2007 from $1,625,000 at December 31, 2006 and non current liabilities to be disposed decreased to nil at June 30, 2007 from $3,566,000 at December 31, 2006, due to the disposition of our interest in Tethys. See Note 19.
     Long term debt net of discounts decreased from $37,264,000 at December 31, 2006 to $28,767,000 at June 30, 2007 due to the exchange/conversion of $15,000,000 of long term debt into 6,000,000 shares of Tethys previously held by CanArgo partially offset by the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Senior Subordinated Notes in March 2006 and the $10,000,000 issue of the 12% Notes in June 2006, the issue and sale to the Noteholders of further Notes of $2,125,000 on June 30, 2007 in substitution of the aggregate amount of interest of $2,125,000 due and payable to the Noteholders on June 30, 2007. The exchange/conversion comprised the exchange/conversion of $10,000,000 in aggregate principal amount of the Senior Secured Notes and exchange/conversion of $5,000,000 in aggregate principal amount of the Subordinated Notes. The further Notes issued comprised $1,125,000 in aggregate principal amount of Senior Secured Notes, $400,000 in aggregate principal amount of Subordinated Notes and $600,000 in aggregate principal amount of 12% Subordinated Notes.
     Other non current liabilities decreased to $581,000 at June 30, 2007 from $1,260,000 at December 31, 2006 as a result of reducing the effective interest amount due to the debt exchange/conversions on the $25,000,000 in Senior Secured Notes and the $15,000,000 in Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on both of these notes.
Results of Continuing Operations
Six Month Period Ended June 30, 2007 Compared to Six Month Period Ended June 30, 2006
     We recorded operating revenue from continuing operations of $3,362,000 during the six month period ended June 30, 2007 compared with $2,002,000 for the six month period ended June 30, 2006. The increase is attributable to higher sales volumes achieved from the Ninotsminda Field in 2007 partially offset by a lower price per barrel realized by the Company in 2007. Ninotsminda Oil Company Limited (“NOC”) sold 55,603 barrels of oil for the six month period ended June 30, 2007 compared to 30,319 barrels of oil for NOC for the six month period ended June 30, 2006.
     NOC generated $3,362,000 of oil and gas revenue in the six month period ended June 30, 2007 compared with $2,002,000 for the six month period ended June 30, 2006 due to higher sales volumes achieved in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 partially offset by a lower average net sales price achieved in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006. Its net share of the 85,634 (473) barrels per day of gross oil production for sale from the Ninotsminda Field in the period amounted to 55,662 barrels. In the period, no barrels of oil were added to storage. For the six month period ended June 30, 2006, NOC’s net share of the 93,975 (518 barrels per day) of gross oil production was 60,967 barrels.
     NOC’s entire share of production was sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first half of 2007 averaged $58.79 per barrel as compared with an average of $59.07 per barrel in the first half of 2006. NOC’s net share of the 313,330 thousand cubic feet (mcf) of gas delivered was 203,665 mcf at an average net sale price of $0.70 per mcf of gas for the six month period ended June 30, 2007. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the six months ended June 30, 2007 were $93,000. For the six month period ended June 30, 2006, NOC’s net share of the 512,182 thousand cubic feet (mcf) of gas delivered was 332,918 mcf at an average net sale price of $0.63 per mcf of gas.
     The operating loss from continuing operations for the six month period ended June 30, 2007 amounted to $2,459,000 compared with an operating loss of $5,785,000 for the six month period ended June 30, 2006. The decrease in operating loss is attributable to increased operating revenues and reduced field operating expenses, direct project costs, selling, general and administration costs, and depreciation, depletion and amortization.
     Field operating expenses decreased to $674,000 for the six month period ended June 30, 2007 as compared to $894,000 for the six month period ended June 30, 2006. The decrease is primarily as a result of lower operating costs in Georgia during the six months ended June 30, 2007 compared to the corresponding period in 2006.
     Direct project costs decreased to $343,000 for the six month period ended June 30, 2007, from $442,000 for the six month period ended June 30, 2006 primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $3,427,000 for the six month period ended June 30, 2007 from $4,919,000 for the six month period ended June 30, 2006. The decrease is mainly attributable to reduced professional fees and non cash stock compensation expense during the six months ended June 30, 2007 compared to the corresponding period in 2006.
     The decrease in depreciation, depletion and amortization expense to $1,377,000 for the six month period ended June 30, 2007 from $1,531,000 for the six month period ended June 30, 2006 is attributable principally to decreased production for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 and from the reduction in our amortization base resulting from the impairment at year end 2006 of $38,400,000.
     The increase in other expense to $10,278,000 for the six month period ended June 30, 2007, from $2,629,000 for the six month period ended June 30, 2006 is primarily a result of the loss on debt extinguishment of $6,535,000 arising from the issue of an aggregate of 16,111,111 compensatory warrants to the Noteholders in connection with exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to $5,000,000 of the debt exchange/conversion partially offset by the reduced effective interest amount as a result of the debt extinguishment, increased levels of debt discount amortisation and reduced interest income partially offset by lower interest expense as a result of the debt exchange/conversion, reduced foreign exchange losses and the unrealised gain recorded on marking the remaining holding of Tethys shares to market on June 30, 2007.
     The loss from continuing operations of $12,737,000 or $0.05 per share for the six month period ended June 30, 2007 compares to a net loss from continuing operations of $8,413,000 or $0.04 per share for the six month period ended June 30, 2006. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2007 than during the six month period ended June 30, 2006, principally due to the to the exercise of share options in 2007 and 2006, the exercise of warrants in 2007 and a private placement in 2006.
Three Month Period Ended June 30, 2007 Compared to Three Month Period Ended June 30, 2006
     We recorded operating revenue from continuing operations of $2,915,000 during the three month period ended June 30, 2007 compared with $1,303,000 for the three month period ended June 30, 2006. This increase is attributable to higher sales volumes achieved from the Ninotsminda Field in the second quarter of 2007 partially offset by a lower price per barrel realized by the Company in the period. Ninotsminda Oil Company Limited (“NOC”) sold 48,095 barrels of oil for the three month period ended June 30, 2007 compared to 21,059 barrels of oil for the three month period ended June 30, 2006.
     NOC generated $2,915,000 of oil and gas revenue in the three month period ended June 30, 2007 compared with $1,303,000 for the three month period ended June 30, 2006 primarily due to higher sales volumes achieved from the Ninotsminda Field in the second quarter of 2007 partially offset by a lower price per barrel realized by the Company in the period. For the three month period ended June 30, 2007, its net share of the 38,099 (423 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 24,764 barrels. In the period, 23,331 barrels of oil were sold from storage. For the three month period ended June 30, 2006, NOC’s net share of the 45,874 barrels (504 barrels per day) of gross oil production was 29,818 barrels.

     NOC’s entire share of production was either sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the second quarter of 2007 averaged $59.60 per barrel as compared with an average of $59.77 per barrel in the second quarter of 2006. Its net share of the 120,437 thousand cubic feet (mcf) of gas delivered was 78,284 mcf at an average net sale price of $0.70 per mcf of gas. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended June 30, 2007 were $49,000. For the three month period ended June 30, 2006, NOC’s net share of the 97,117 mcf of gas delivered was 63,216 mcf at an average net sales price of $0.70 per mcf of gas.
     The operating loss from continuing operations for the three month period ended June 30, 2007 amounted to $504,000 compared with an operating loss of $2,695,000 for the three month period ended June 30, 2006. The decrease in operating loss is attributable to increased operating revenues, reduced field operating expenses, direct project costs and selling, general and administration costs partially offset by increased depreciation, depletion and amortization in the period.
     Field operating expenses decreased to $444,000 for the three month period ended June 30, 2007 as compared to $484,000 for the three month period ended June 30, 2006. The decrease is primarily as a result of lower operating costs in Georgia in 2007 compared to 2006.
     Direct project costs decreased to $166,000 for the three month period ended June 30, 2007, from $174,000 for the three month period ended June 30, 2006, primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $1,697,000 for the three month period ended June 30, 2007 from $2,621,000 for the three month period ended June 30, 2006. The decrease is primarily as a result of reduced professional fees and non cash stock compensation expense for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.
     The increase in depreciation, depletion and amortization expense to $1,111,000 for the three month period ended June 30, 2007 from $719,000 for the three month period ended June 30, 2006 is attributable principally to the increased sales of oil from storage during the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.
     The increase in other expense to $8,142,000 for the three month period ended June 30, 2007, from $1,641,000 for the three month period ended June 30, 2006 is primarily a result of the loss on debt extinguishment of $6,535,000 arising from the issue of an aggregate of 16,111,111 compensatory warrants to the Noteholders in connection with exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to $5,000,000 of the debt exchange/conversion partially offset by the reduced effective interest amount as a result of the debt extinguishment, increased levels of debt discount amortisation partially offset by increased interest income, lower interest expense as a result of the debt exchange/conversion, reduced foreign exchange losses and the unrealised gain recorded on marking the remaining holding of Tethys shares to market on June 30, 2007.
     The loss from continuing operations of $8,645,000 or $0.04 per share for the three month period ended June 30, 2007 compares to a net loss from continuing operations of $4,335,000 or $0.02 per share for the three month period ended June 30, 2006.
     The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2007 than during the three month period ended June 30, 2006, principally due to the exercise of share options in 2007 and 2006, the exercise of warrants in 2007 and a private placement in 2006.

Results of Discontinued Operations
Six Month Period Ended June 30, 2007 Compared to Six Month Period Ended June 30, 2006
     On June 21, 2007 we announced our intention pursuant to an Agency Agreement to sell up to 8 million ordinary shares of Tethys held by CanArgo Limited (“Limited”), representing 17.7% of Tethys’ outstanding shares continued to be owned by Limited, in a secondary offering provided Tethys was successful in placing 18,181,818 shares in the initial public offering. On July 5, 2007 we announced that we were not proceeding with the planned sale of up to 8,000,000 ordinary shares of Tethys in the secondary offering. As a result of an improvement in market conditions, on July 23, 2007 we announced that pursuant to a Placement Agreement dated July 22, 2007 we would offer for sale the 8 million ordinary shares in brokered transactions on or after July 31, 2007. On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys Petroleum Limited of C$23,600,000. The net proceeds of approximately $20,800,000 will be used to repay outstanding indebtedness.
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
     The net income from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2007 of $11,550,000 increased from $249,000 for the six month period ended June 30, 2006 due to the activities of Tethys and CSL and the $15,567,000 of realized and unrealized gains on securities held for sale.
     CSL generated no oil and gas revenues in the six month period ended June 30, 2007 compared with $1,003,000 for the six month period ended June 30, 2006 due to the withdrawal of our interest in the Samgori PSC on February 16, 2006. CSL’s entire share of production was either sold locally in Georgia in 2006 under international contracts or added to storage.
     CanArgo recorded an equity loss of approximately $4,000,000 from its investment in Tethys during the six months ended June 30, 2007. CanArgo’s ownership of Tethys diluted during the period from 100% ownership on December 31, 2006 to approximately 67% on February 15, 2007 due to a Tethys private placement, to approximately 52% on May 9, 2007 due to a Tethys share exchange for the 30% minority interest in BN Munai LLP, a subsidiary of Tethys’ wholly owned subsidiary Tethys Kazakhstan Limited, to approximately 30% on June 13, 2007 due to a CanArgo debt exchange/conversion and to approximately 18% on June 27, 2007 due to the Tethys initial public offering. An unrealized gain on Tethys securities held for sale of $15,567,000 was recorded during the period through to the Tethys initial public offering date of June 27, 2007.
Three Month Period Ended June 30, 2007 Compared to Three Month Period Ended June 30, 2006
     On June 21, 2007 we announced our intention pursuant to an Agency Agreement to sell up to 8 million ordinary shares of Tethys held by CanArgo Limited (“Limited”), representing 17.7% of Tethys’ outstanding shares continued to be owned by Limited, in a secondary offering provided Tethys was successful in placing 18,181,818 shares in the initial public offering. On July 5, 2007 we announced that we were not proceeding with the planned sale of up to 8,000,000 ordinary shares of Tethys in the secondary offering. As a result of an improvement in market conditions, on July 23, 2007 we announced that pursuant to a Placement Agreement dated July 22, 2007 we would offer for sale the 8 million ordinary shares in brokered transactions on or after July 31, 2007. On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys Petroleum Limited of C$23,600,000. The net proceeds of approximately $20,800,000 will be used to repay outstanding indebtedness.
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

     The net income from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2007 of $13,755,000 increased from $1,630,000 for the three month period ended June 30, 2006 due to the activities of Tethys and CSL.
     CSL generated $0 of oil and gas revenue in the three month period ended June 30, 2007 compared with $736,000 for the three month period ended June 30, 2006.
     CanArgo recorded an equity loss of $1,797,000 from its investment in Tethys during the three months ended June 30, 2007. CanArgo’s ownership of Tethys diluted during the period from approximately 67% ownership on March 31, 20067 to approximately 52% on May 9, 2007 due to a Tethys share exchange for the 30% minority interest in BN Munai LLP, a subsidiary of Tethys’ wholly owned subsidiary Tethys Kazakhstan Limited, to approximately 30% on June 13, 2007 due to a CanArgo debt exchange/conversion and to approximately 18% on June 27, 2007 due to the Tethys initial public offering. An unrealized gain on Tethys securities held for sale of $15,567,000 was recorded during the period through to the Tethys initial public offering date of June 27, 2007.
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

     Our ability to raise debt financing is currently restricted by certain covenants contained in Note Purchase Agreements to which we are party. Furthermore, rising interest rates might affect the feasibility of debt financing that is offered. Potential investors and lenders will be influenced by their evaluations of us and our projects and comparisons with alternative investment opportunities.
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
     Most of our interests in oil and gas properties and ventures are located in countries that were part of the former Soviet Union. Operations in those countries are subject to certain additional risks including the following:
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (‘Exchange Act’) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As of June 30, 2007 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.

Changes in Internal Control over Financial Reporting
     There were changes in our internal control over financial reporting in the second quarter as procedural changes were implemented at head office and in Georgia to the financial statement close process to ensure certain reviews were more clearly evidenced. The Company’s Whistleblowing Policy was also disseminated to the remainder of the organisation.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $188,000,000 at the exchange rate of GEL to US dollars in effect on June 30, 2007).
     The Company has been named in a legal action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $569,000 at June 30, 2007 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at June 30, 2007 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     See Current Report on Form 8-K’s filed on June 11 and June 18, 2007.

Item 4. Submission of Matters to a Vote of Security Holders
At the 2007 Annual Meeting of Stockholders, held at 16th Floor, 101 Federal, Boston MA 02110, U.S.A. on June 5, 2007, the following resolutions were adopted:

1	The following persons were elected as directors of the Company by a plurality of the votes cast at the meeting:

	For	Withheld
David Robson	191,078,109	17,434,226
Vincent McDonnell	193,101,260	15,411,075
Michael Ayre	201,981,991	6,530,344
Russ Hammond	201,936,310	6,576,025
Nils Trulsvik	203,699,226	4,813,109

2	The total number of shares of all classes of stock which the Corporation shall have authority to issue is five hundred and five million (505,000,000) consisting of 5,000,000 shares of Preferred Stock, par value ten cents ($0.10) per share; and five hundred million (500,000,000) shares of Common Stock, par value ten cents ($0.10) per share, and also that the Board of Directors is authorized, subject to any limitations prescribed by law, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences, and rights of the shares of each such series and any qualifications, limitations or restrictions thereof, and to increase or decrease the number of shares of any such series to the extent permitted by the Delaware General Corporation Law, as amended, from time to time.

For	Against	Abstain
202,586,746	5,763,134	162,455

Item 6. Exhibits
(a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333- 85116 filed on September 10, 2002)).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from September 30, 2004 Form 10-Q).

1(5)	Mandate Agreement dated September 19, 2006 by and among CanArgo Energy Corporation, Terra Securities ASA and Orion Securities ASA as amended by Addendum No. 1 dated September 21, 2006. (Incorporated herein by reference from December 31, 2006 Form 10-K).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).

3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K dated June 11, 2007).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from

Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(9)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(10)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(11)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(14)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).
10(15)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(16)	Security Interest Agreement (Securities) dated July 25, 2005 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(17)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(18)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(19)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(21)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(22)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(23)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(24)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).

10(25)	Gas Supply Contract between BN Munai LLP and Gaz Impex S.A. LLP dated January 5, 2006 (Incorporated herein by reference from Form 8-K dated January 5, 2006)

10(26)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006)

10(27)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).

10(28)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).

10(29)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(30)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).

10(31)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).

10(32)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(33)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(34)	Tethys Shareholders Agreement dated as of January 24, 2007 by and among CanArgo Limited, the Investors party thereto and Tethys Petroleum Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(35)	Share Exchange Agreement relating to BN Munai LLP between Coin Investments Limited, Tethys Petroleum Limited and Tethys, Kazakhstan Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(36)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(37)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(38)	Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and Persistency, including the form of the Persistency Compensatory Warrants to purchase up to 5 million shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8- K dated June 11, 2007).

10(39)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(40)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated

June 11, 2007).

10(41)	Certificate of Discharge dated June 5, 2007 between Ingalls & Snyder LLC, Tethys Petroleum Limited and CanArgo Limited (Incorporated by reference from Form 8-K dated June 11, 2007).

10(42)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(43)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(45)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(46)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(47)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 18, 2007).

10(48)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K dated June 27, 2007).

*10(49)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K dated July 3, 2007).

*10(50)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K dated July 3, 2007).

10(51)	Letter Agreement With Agents (Incorporated by reference from Form 8-K dated July 11, 2007).

10(52)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jernnings Capital Inc (Incorporated by reference from Form 8-K dated July 27, 2007).

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from June 30, 2005 Form 10-Q).

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: August 9, 2007	By:	/s/Jeffrey Wilkins
Jeffrey Wilkins
Chief Financial Officer