Form 10-Q
period 2007-09-30
CANARGO ENERGY CORP
filed 2007-11-09
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on November 1, 2007 was 242,107,390.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:

d	= per day
bbl	= barrels
Bbtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
bopd	= barrels of oil per day
Mbbls	= thousand barrels
Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MCM	= thousand cubic metres
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
NGL	= natural gas liquids
TBtu	= trillion British thermal units

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Expressed in United States dollars)
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and cash equivalents	$7,079,858	$14,689,289
Restricted cash	—	299,777
Accounts receivable	254,551	503,953
Crude oil inventory	1,067,752	452,500
Prepayments	407,527	2,254,563
Assets to be disposed	8,120	5,965,341
Other current assets	169,698	163,561

Total current assets	$8,987,506	$24,328,984

Non Current Assets
Prepaid financing fees	92,406	288,632
Assets to be disposed	—	24,560,166

Capital assets, net (including unevaluated amounts of $57,586,235 and $55,097,099, respectively)	93,091,460	87,307,700

Total Assets	$102,171,372	$136,485,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$1,084,432	$3,672,731
Deferred revenue	—	484,515
Accrued liabilities	6,432,267	6,918,468
Liabilities to be disposed	374,998	1,625,282

Total current liabilities	$7,891,697	$12,700,996

Long term debt	11,292,148	37,264,270
Other non current liabilities	64,671	1,260,079
Provision for future site restoration	220,590	205,200
Liabilities to be disposed	—	3,566,055

Total Liabilities	$19,469,106	$54,996,600

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized - 500,000,000 shares at September 30, 2007 and 375,000,000 at December 31, 2006; shares issued, issuable and outstanding - 242,120,974 at September 30, 2007 and 237,145,974 at December 31, 2006	24,212,096	23,714,596
Capital in excess of par value	245,259,933	233,397,113
Accumulated deficit	(188,889,293)	(177,742,357)

Total stockholders’ equity	$80,582,736	$79,369,352

Total Liabilities, Temporary Equity and Stockholders’ Equity	$102,171,372	$136,485,482

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$32,961	$2,090,147	$3,394,808	$4,092,224

	32,961	2,090,147	3,394,808	4,092,224

Operating Expenses:
Field operating expenses	16,427	446,010	690,851	1,340,169
Direct project costs	173,105	235,159	515,939	677,656
Selling, general and administrative	1,901,454	2,891,133	5,327,739	7,810,174
Depreciation, depletion and amortization	139,171	700,391	1,516,246	2,231,319

	2,230,157	4,272,693	8,050,775	12,059,318

Operating Loss from Continuing Operations	(2,197,196)	(2,182,546)	(4,655,967)	(7,967,094)

Other Income (Expense):
Interest income	63,329	70,720	250,146	278,150
Interest and amortization of debt discount and expense	(1,144,539)	(2,020,279)	(5,307,304)	(4,601,955)
Loss/Cost on debt extinguishment	(5,592,828)	—	(12,127,494)	—
Foreign exchange gains (losses)	(7,497)	(28,509)	(38,806)	(166,560)
Other	(1,025,067)	(65,793)	(761,196)	(182,241)

Total Other Expense	(7,706,602)	(2,043,861)	(17,984,654)	(4,672,606)

Loss from Continuing Operations Before Taxes	(9,903,798)	(4,226,407)	(22,640,621)	(12,639,700)
Income taxes	—	—	—	—

Loss from Continuing Operations	(9,903,798)	(4,226,407)	(22,640,621)	(12,639,700)

Net Income (Loss) from Discontinued Operations, net of taxes	(55,873)	(1,491,710)	11,493,685	(1,242,595)

Net Loss	$(9,959,671)	$(5,718,117)	$(11,146,936)	$(13,882,295)

Weighted average number of common shares outstanding
- Basic	239,053,232	224,260,628	238,557,879	223,942,445

- Diluted	239,053,232	224,260,628	238,557,879	223,942,445

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.04)	$(0.02)	$(0.09)	$(0.06)
- from discontinued operations	$(0.00)	$(0.01)	$0.05	$(0.01)

Basic Net Income (Loss) Per Common Share	$(0.04)	$(0.03)	$(0.05)	$(0.06)

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.04)	$(0.02)	$(0.09)	$(0.06)
- from discontinued operations	$(0.00)	$(0.01)	$0.05	$(0.01)

Diluted Net (Income) Loss Per Common Share	$(0.04)	$(0.03)	$(0.05)	$(0.06)

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
	2007	2006
	(Expressed in United States dollars)
Operating activities:
Net Loss	(11,146,936)	(13,882,295)
Net income from discontinued operations, net of taxes and minority interest	11,493,685	(1,242,595)

Loss from continuing operations	(22,640,621)	(12,639,700)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	571,429	1,672,651
Non-cash interest expense and amortization of debt discount	4,111,714	3,232,166
Non-cash debt extinguishment expense	12,127,494	—
Depreciation, depletion and amortization	1,516,246	2,231,319
Allowance for doubtful accounts	—	234,021
Trading loss on securities	792,718	—
Changes in assets and liabilities:
Restricted cash	299,777	2,881,744
Accounts receivable	249,402	(782,269)
Inventory	(615,252)	469,428
Prepayments	197,427	1,163,375
Other current assets	29,135	7,783
Accounts payable	(570,965)	(2,906,755)
Deferred revenue	(484,515)	528
Accrued liabilities	(613,303)	(965,714)

Net cash used by continuing operating activities	(5,029,314)	(5,401,423)

Investing activities:
Capital expenditures	(9,317,340)	(15,791,671)
Proceeds from disposition of security investments	21,340,396	—
Change in oil and gas supplier prepayments	1,649,608	(672,333)

Net cash used in investing activities	13,672,664	(16,464,004)

Financing activities:
Proceeds from sale of common stock	3,560,600	527,349
Proceeds from loans	—	23,000,000
Repayment of loans	(19,875,000)	—
Deferred loan costs	—	(215,057)

Net cash provided by financing activities	(16,314,400)	23,312,292

Discontinued activities:
Net cash generated by operating activities	61,887	(1,192,205)
Net cash used in investing activities	(1,763,529)	(6,461,620)
Net cash provided by financing activities	—	5,000,000

Net cash flows from assets and liabilities held for sale and to be disposed	(1,701,642)	(2,653,825)

Net increase (decrease) in cash and cash equivalents	(9,372,692)	(1,206,960)
Cash and cash equivalents, beginning of period	16,452,550	18,540,558
Amounts reclassified to discontinued operations	(1,763,261)	(438,751)
Cash and cash equivalents, beginning of period as stated	14,689,289	18,101,807

Cash and cash equivalents, end of period	$7,079,858	$17,333,598

The accompanying notes are an integral part of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
     1. Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations as explained in Note 18 and extinguishment of debt as described in Note 12, as necessary for a fair statement of the results for the interim period. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.
Going Concern
     The interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which contemplates continuation of the Company as a going concern. The items listed below raise substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $54,432,000, $12,522,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,250,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its operations did not cover the costs of its operations.

•	At September 30, 2007 the Company had cash and cash equivalents available for general corporate use or for use in operations of approximately $7,080,000.

•	The Company has a planned capital expenditure budget for the remainder of 2007 of approximately $3,400,000.

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 12) restrict the Company from incurring additional debt obligations unless it receives consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.
     There are no assurances the Company can raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 12), the Company is restricted from incurring additional debt obligations unless it receives consent from

Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements, which cannot be assured.
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
Managements’ Plan
     The Company anticipates it will require additional funding within the next twelve months to continue with its Georgian operations as planned and is in the process of addressing this situation by exploring available financing alternatives sufficient to cover its short-term working capital needs.
     The Company believes that if it is able to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, it will be able to raise additional debt and/or equity funds in order to continue operations and to properly develop the Manavi Field, continue its development plans for the Ninotsminda Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region.
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
     We recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depreciated along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at September 30, 2007 and December 31, 2006, the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $220,590 and $205,200, respectively.
3	Stock Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payments” (“SFAS No. 123(R)”) using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $197,313 as of September 30, 2007 and the weighted average period over which this cost will be recognized is approximately 3 months.

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
     Accordingly, the Company did not accrue or recognize any amounts for interest or penalties in its financial statements during the first three quarters of 2007. The Company will classify interest to be paid on an underpayment of income taxes and any related penalties as income tax expense if it is determined, in a subsequent period that a tax position is more likely than not of being sustained by the taxing authority.
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
7	Accounts Receivable
     Accounts receivable at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Trade receivables before allowance for doubtful debts	$—	$—
Insurance receivable	—	474,665
Other receivables	254,551	29,288

	$254,551	$503,953

     Bad debt expense for the nine month periods ended September 30, 2007 and 2006 was $0 and $234,021 respectively.

     Included in other receivables of $254,551 is an amount of $113,961 due from Tethys Petroleum Limited (“Tethys”) for Tethys selling, general and administrative expenses paid by the Company immediately before and after we sold our entire Tethys shareholding. The amount owed by Tethys was paid in full in October 2007.
     In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost in the Manavi 12 well. As of December 31, 2006, $474,665 was recorded as a receivable in connection with this claim. This claim was settled and paid in full by our insurance carrier in February 2007.
8	Inventory
     Inventory of crude oil at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Crude oil	$1,067,752	$452,500

	$1,067,752	$452,500

     9 Prepayments
     Prepayments consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Drilling Contractors	$200,015	$1,849,624
Financing Fees	60,964	157,372
Insurance	116,835	105,052
Other	29,713	142,515

	$407,527	$2,254,563

10	Prepaid financing fees
     Prepaid financing fees at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Commission and Professional fees	$92,406	$288,632

	$92,406	$288,632

     Prepaid financing fees as at September 30, 2007 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due

September 1, 2009 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010, with a group of investors, discussed in Note 12, which are to be amortized as interest payable over the term of the loans.
     Prepaid financing fees as at December 31, 2006 are corporate finance fees incurred in respect of the following transactions: a private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010, with a group of investors, discussed in Note 12, which are to be amortized as interest payable over the term of the loans.
11	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at September 30, 2007:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$96,404,983	$69,084,798)	$27,320,185
Unproved properties	57,586,235	—	57,586,235

	153,991,218	(69,084,798)	84,906,420

Property and Equipment
Oil and gas related equipment	13,752,245	(5,938,216)	7,814,029
Office furniture, fixtures and equipment and other	1,120,083	(749,072)	371.011

	14,872,328	(6,687,288)	8,185,040

	$168,863,546	$(75,772,086)	$93,091,460

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2006:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$91,539,624	$(67,608,087)	$23,931,537
Unproved properties	55,097,099	—	55,097,099

	146,636,723	(67,608,087)	79,028,636

Property and Equipment
Oil and gas related equipment	13,474,127	(5,598,712)	7,875,415
Office furniture, fixtures and equipment and other	1,027,289	(623,640)	403,649

	14,501,416	(6,222,352)	8,279,064

	$161,138,139	$(73,830,439)	$87,307,700

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda and Nazvrevi Fields.
12	Loans Payable and Long Term Debt
Loans payable at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Long term debt:
Senior Convertible Secured Loan Notes	$—	$25,000,000
Senior Subordinated Convertible Guaranteed Loan Notes	4,650,000	13,000,000
12% Subordinated Convertible Guaranteed Loan Note	10,600,000	10,000,000

Unamortized debt discount	(3,957,852)	(10,735,730)

Long term debt	$11,292,148	$37,264,270

     In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during the third quarter of 2007 are described below. For the nine months ended September 30, 2007 and September 30, 2006 we paid interest in respect of these loans of $1,195,590 and $1,377,833 respectively.
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
     The unpaid principal balance under the Senior Secured Notes bore interest (computed on the basis of a 360-day year of twelve 30-day months) (a) at increasing rates ranging from 3% from the date of issuance to December 31, 2005; 10% from January 1, 2006 until December 31, 2006; and 15% from January 1, 2007 until final payment, payable semi-annually, on June 30 and December 30, commencing December 30, 2005, until the principal shall have become due and payable, and (b) at 3% above the applicable rate on any overdue payments of principal and interest,
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognized interest expense using the effective interest rate method, which resulted in the use of a constant interest rate for the life of the Senior Secured Notes. The effective interest rate was approximately 12.3% per annum.
     The Company amortised the professional fees incurred in relation to the Senior Secured Notes over the term of the Senior Secured Notes.
     The Senior Secured Notes were convertible any time, in whole or in part, at the option of the Note holder, into shares of CanArgo common stock (the “Conversion Stock”) which was subject to (a) customary anti-dilution adjustments and (b) adjustment if CanArgo issued any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities), at a price per share of less than $0.90 per share, as adjusted (the “CanArgo Conversion Price”), determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the CanArgo Conversion Price would be reset to such lower price.
     We could have, at our option without the consent of Note holders, upon not less than 90 days and not more than 120 days prior written notice, prepaid at any time and from time to time after July 31, 2006, all or any part of the Senior Secured Notes, in a principal amount of not less than $100,000 at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after July 31, 2006; 104% after January 1, 2007; 103% after July 1, 2007; 102% after January 1, 2008; 101% after July 1, 2008, and 100% after January 1, 2009, together with all accrued and unpaid interest.
     The Senior Secured Notes were subject to mandatory prepayment due to a change in control of the Company, as defined by the Senior Note Purchase Agreement.
     In connection with the execution and delivery of the Senior Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock for resale under the Securities Act and indemnify the Purchasers in connection with the registration. Under the terms of a Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to the Conversion Stock. On July 27, 2007 the Conversion Stock was no longer restricted, provided the Noteholders were not affiliates, and no longer need to be covered by a Registration Statement.

     The Senior Secured Notes were secured by substantially all of the assets of the Company and its subsidiaries and contained certain negative and affirmative covenants and also restricted the ability of the Company to pay dividends to its common stockholders until the loan and all accrued interest had been paid or the Note holders elected to convert their loans to common stock. (See page 37 “Liquidity and Capital Resources” section of Item 2 below for a more detailed discussion of covenants).
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
     All of the Senior Secured Note Conversion Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the purchasers listed therein are exercised by the holders thereof and the average closing price for the Company’s Common Stock on the American Stock Exchange or, if the Common Stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above $2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock splits, reverse splits, recapitalizations or reorganizations) for a period of five consecutive trading days (the “Expiration Date”).
     We used the following assumptions to determine the fair value of the Senior Secured Note Conversion Compensation Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.08%
Expected life of warrant – months	25
Dividend rate	—
Historical volatility	70.4%
     The Company has accounted for the modification and extinguishment of $10 million of principal of the Senior Secured Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments “ and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company determined that the fair value of the Tethys shares, issued as consideration paid in satisfaction of the principal balance, was $2.50 per share or $10 million based on sales of shares to outside investors, and thus no gain or loss was recorded. The Company accounted for the issuance of the 11,111,111 Senior Note Conversion Compensation Warrants issued as additional compensation to induce the conversion of the debt to Tethys shares under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $2.95 million and has recorded that expense under the line item “Loss/Cost on Debt Extinguishment”. In addition, the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $270,000 associated with the debt extinguished against the loss on extinguishment.
     Issue of further $1,125,000 Senior Secured Notes in connection with restructuring of short term interest payments: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “Senior Secured Note Amendment, Consent and Waiver”) with the holders of the Senior Secured Notes in terms of which the holders of the Senior Secured Notes agreed to receive certain interest payments due on the Senior Secured Notes as of June 30, 2007 by payment in kind of additional Senior Secured Notes. As a result, the Company issued a further $1,125,000 in aggregate principal amount of Senior Secured Notes. These additional Senior Secured Notes carried the same rights (including as to conversion into shares of common stock of the Company) as the original $25 million in aggregate principal amount of Senior Secured Notes which were previously issued (see the section above entitled “Senior Secured Convertible Notes”).
     Amendment, Consent and Waiver to Note Purchase Agreement dated July 25, 2005: On July 31, 2007 CanArgo Limited (a wholly owned subsidiary of the Company) sold its remaining interest in Tethys for CDN$23,600,000 (before expenses and commission). On August 3, 2007 the sum of $21,340,397 was remitted to Ingalls and Snyder LLC (the “Escrow Agent”) to be held in an escrow account (the “Escrow Account”) and released from the Escrow Account pursuant to an Escrow Agreement (the “Escrow Agreement”) dated as of August 3, 2007 among CanArgo, CanArgo Limited and the Escrow Agent. On August 9, 2007, CanArgo entered into an Amendment, Consent and Waiver Agreement with the holders of the Senior Secured Notes (the “Senior Noteholders”), pursuant to which:
•	CanArgo agreed to use part of the net proceeds received by CanArgo Limited (after commission and certain expenses, including CanArgo Limited’s pro rata share of the costs and expenses incurred in relation to the recent initial public offering of shares in Tethys, which pro rata share of costs and expenses of not more than $500,000) to repay to the Senior Noteholders all amounts outstanding on the Senior Secured Notes (and accordingly on or about August 9, 2007 the sum of $16,864,063 was released from the Escrow Account in full repayment of the Senior Secured Notes);

•	the Senior Noteholders agreed to waive the notice period which the Company would otherwise have required to give the Senior Noteholders on early repayment of the Senior Notes;

•	the Senior Noteholders agreed that, notwithstanding the date of the Amendment, Consent and Waiver Agreement, interest on the Senior Notes would cease to accrue as of (but including) August 8, 2007;

•	the parties agreed that following release from the Escrow Account of the monies necessary to repay all amounts owing on the Senior Secured Notes the Escrow Agent would disburse such amounts to the Senior Noteholders in accordance with the respective entitlements of the Senior Noteholders to receive repayment of the Senior Secured Notes;

•	by waiving the notice period which the Company would otherwise be required to give the Senior Noteholders of an early repayment of the Senior Secured Notes and by agreeing to a variation of the interest provisions attaching to the Senior Secured Notes the Senior Noteholders effectively gave up (a) certain rights to convert their Senior Secured Notes into common stock of CanArgo as an alternative to accepting repayment of their Senior Secured Notes and (b) the right to receive interest on their Senior Secured Notes in respect of the period between, on the one hand, the date on which CanArgo would otherwise have served notice of early repayment and, on the other hand, the date on which repayment (or conversion) would otherwise have taken place;

•	in order to compensate the Senior Noteholders for giving up the aforesaid rights, CanArgo issued to the Senior Noteholders in the aggregate warrants to purchase up to 17,916,667 shares of common stock, par value $0.10 per share, at an exercise price of $1.00 per share, subject to adjustment, expiring at the close of business on December 6, 2007 (the “Senior Note Compensatory Warrants”); and

•	accordingly, CanArgo and the Senior Noteholders amended the Note Purchase Agreement and the Senior Secured Notes to give effect to the foregoing.
     We used the following assumptions to determine the fair value of the Senior Note Compensatory Warrants:

Additional Loan
Stock price on date of grant	$0.89
Risk free rate of interest	4.64%
Expected life of warrant – months	5
Dividend rate	—
Historical volatility	92%
     The Company has accounted for the extinguishment of the remaining $15 million of principal of the Senior Secured Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company accounted for the issuance of the 17,916,667 Senior Note Compensatory Warrants issued, as compensation to the Senior Noteholders for giving up the aforementioned rights, under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $3,180,000 and has recorded that expense under the line item “Loss/Cost on Debt Extinguishment”. In addition, in the third quarter 2007 the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $794,000 associated with the debt extinguished against the loss on extinguishment.
     Senior Subordinated Convertible Guaranteed Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share (“Subordinated Note Warrant Shares”) at an exercise price of $1.37 per share (which exercise price has, as noted below, now been reset to $1.00 per share), subject to adjustment as defined below, and expiring on March 3, 2008 or sooner under certain circumstances (“Subordinated Note Warrants”).
     The proceeds of this financing, after the payment of all placing expenses and professional fees of approximately $150,000, have been used to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys, the former wholly owned subsidiary of CanArgo which held CanArgo’s former Kazakhstan assets. See Note 18.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Subordinated Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) which totalled $135,221 as of September 30, 2007 of which $70,550 has been included as an accrued liability and $64,671 has been accrued as a non-current liability.
     We entered into a Note and Warrant Purchase Agreement dated as of March 3, 2006 (“Subordinated Note Purchase Agreement”) with a limited group of private investors (the “Purchasers”) all of whom qualified as “accredited investors” under Rule 501(a) promulgated under the Securities Act. Pursuant to the Subordinated Note Purchase Agreement, we issued the Subordinated Notes, one of which was issued to Ingalls & Snyder LLC as nominee for certain Purchasers, and the Subordinated Note Warrants, one of which was also issued to Ingalls & Snyder LLC as nominee for certain Purchasers, in a transaction intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder. For purposes hereof each of the Purchasers for whom Ingalls & Snyder LLC acts as nominee is deemed a beneficial holder of the Subordinated Notes and Subordinated Note Warrants issued in Ingalls & Snyder LLC’s name and such Purchasers may each be assigned their own Subordinated Note and Subordinated Note Warrant as provided in the Subordinated Note Purchase Agreement.
The principal terms of the Subordinated Note Purchase Agreement and related agreements include the following:
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
Mandatory Prepayment. CanArgo will not take any action to consummate a Change of Control (or Change of Control contemplated by a Control Event) unless it shall offer to prepay all, but not less than all, of the Subordinated Notes, on not less than 15 business days prior written notice, in the event of an occurrence of a Change of Control or Control Event. Mandatory prepayment of the Subordinated Notes shall be in an amount equal to 101% of the outstanding principal amount of such Subordinated Notes, together with interest on such Subordinated Notes accrued to the date of prepayment. “Change in Control” is defined to mean (a) if CanArgo shall at any time cease to be a publicly held company or cease to have its capital stock traded on an exchange or (b) a transaction or series of related transactions pursuant to which (i) at least fifty-one percent (51%) of the outstanding shares of CanArgo’s common stock or, on a fully diluted basis, shall subsequent to March 3, 2006 be owned by any person which is not related to or affiliated with CanArgo, (ii) if CanArgo merges into or with, consolidates with or effects any plan of share exchange or other combination with any person which is not related to or affiliated with CanArgo, or (iii) if CanArgo disposes of all or substantially all of its assets other than in the ordinary course of business and “Control Event” is defined to mean (i) the execution by CanArgo or any material subsidiary of CanArgo which has guaranteed the indebtedness evidenced by the Subordinated Notes (a “CanArgo Group Member”) of any agreement or letter of intent with respect to any proposed transaction or event or series of transactions or events which, individually or in the aggregate, may reasonably be expected to result in a Change in Control, or (ii) the execution of any written agreement which, when fully performed by the parties thereto, would result in a Change in Control.
Conversion. The Subordinated Notes are convertible, in whole or in part, into shares of CanArgo common stock (“Conversion Stock”) at a conversion price per share of $1.00 (the “Conversion Price”) (the original exercise price of $1.37 having been reset to $1.00), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities at a price per share of less than $1.00 (formerly $1.37, the original $1.37 exercise price having been reset to $1.00) per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the Conversion Price will be reset to such lower price. The Conversion Price shall also be adjusted in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Conversion Price and number of shares of Conversion Stock will be appropriately adjusted to reflect any such event, such that the holders of the Subordinated Notes will receive upon conversion the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had converted the Subordinated Notes immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction; provided, however, in no event shall the number of shares of common stock issuable to the Purchasers upon conversion cause the Purchasers to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any conversion; instead the Conversion Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion. As a result of entering into the private placement in respect of the 12% Subordinated Notes, the Subordinated Note Purchase Agreement and related agreements dictated that the Conversion Price and the exercise price of the Subordinated Note Warrants be reset to $1.00 from $1.37.
In connection with the execution and delivery of the Subordinated Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the Conversion Stock and the Subordinated Note Warrant Shares for resale under the Securities Act. Pursuant to the terms of the Registration Rights Agreement the Company provided the Purchasers with certain registration rights with respect to all shares of the Company’s common stock issuable upon conversion of the Subordinated Notes and all shares of the Company’s common stock issuable upon exercise of the Subordinated Note Warrants. Under the Registration Rights Agreement the Company had agreed to use all commercially reasonable efforts to file a Registration Statement on Form S-3 or Form S-1 in respect of the CanArgo Conversion Stock by December 31, 2006.
Security. Payment of all amounts due and payable under the Subordinated Note Purchase Agreement, the Subordinated Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the Subordinated Note Purchase Agreement) it shall cause such Subsidiary to execute a Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the Subordinated Note Purchase Agreement.
Covenants. Under the terms of the Subordinated Note Purchase Agreement CanArgo is subject to certain affirmative and negative covenants, which can be waived by the beneficial holders of at least 51% of the outstanding principal amount of the Subordinated Notes (the “Required Holders”), including the following affirmative and negative covenants, respectively: (a) providing current information regarding CanArgo and rights of inspection; compliance with laws; maintenance of corporate existence, insurance and properties; payment of taxes; adding new material subsidiaries as additional guarantors under the Subordinated Subsidiary Guaranty; payment of professional fees for the Purchasers (not in excess of US$75,000), and (b) restrictions on: transactions with affiliates; mergers, consolidations and sales of all of CanArgo’s assets; liens (except for certain permitted liens); the issuance of additional senior indebtedness; changes in CanArgo’s line of business; certain types of payments; sale-and leasebacks; sales of assets other than in the ordinary course of business; future Indebtedness, as defined in the Subordinated Note Purchase Agreement (other than certain permitted indebtedness); cancelling, terminating, waiving or amending provisions of, or selling any interests in (other than under certain circumstances) any of the Basic Agreements (as defined in the Subordinated Note Purchase Agreement); and adopting any anti-take-over defences except as permitted by the Subordinated Note Purchase Agreement. CanArgo is not subject to any financial covenants, such as the maintenance of minimum net worth or coverage ratios, other than the restriction on its ability to incur additional Indebtedness.
Events of Default. An “Event of Default” shall exist if one or more of the following occurs and is continuing: (i) failure to pay when due any principal and, after 5 business days, any interest, payable under the Subordinated Note or any Loan Document; (ii) default in the performance of certain enumerated covenants; (iii) default in the performance or compliance with any other terms which remains unremedied for 30 days after the earlier of a Responsible Officer first obtaining actual and not constructive knowledge of the default or the receipt of notice; (iv) any representation or warranty made in writing on behalf of

CanArgo or any other CanArgo Group Member proves to have been false or incorrect in any material respect; (v) customary events involving bankruptcy, insolvency or reorganization; (vi) the entry of a final judgment or judgments in excess of $2,500,000 (uncovered by insurance), which is not discharged or settled; (vii) violations of ERISA or the Internal Revenue Code of 1986, as amended, under funding of accrued benefit liabilities and other matters relating to employee benefit plans subject to ERISA or Foreign Pension Plans; (viii) any Loan Document ceases to be in full force and effect (except in accordance with its terms) or its validity is challenged by CanArgo or any affiliate; (ix) CanArgo or any other CanArgo Group Member modifies its Charter Document which results in a Default or Event of Default or will adversely affect the rights of Note holders; or (x) a change occurs in the consolidated financial condition of CanArgo or in the physical, operational or financial status of the Properties (as defined in the Subordinated Note Purchase Agreement), which change has a Material Adverse Effect (as defined in the Subordinated Note Purchase Agreement).
Other than for certain Events of Default that will result in an automatic acceleration without notice, such as bankruptcy, if an Event of Default occurs and is continuing, the Required Holders may at any time at its or their option, by notice to CanArgo, declare all outstanding Subordinated Notes to be immediately due and payable and holders of the Subordinated Note may proceed to enforce their rights under the Loan Documents at law or in equity. CanArgo is responsible for the payment of all costs of collection, including all reasonable legal fees actually incurred in connection therewith.
Warrants. The Subordinated Note Warrants expire on March 3, 2008 or such sooner date at the election of the Company and upon at least 30 days prior written notice in the event that the Manavi M12 well indicates, by an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day, and are exercisable at an exercise price of $1.00 per share (“Exercise Price”) (this exercise price having been reset to $1.00 from $1.37 following the issue of the 12% Subordinated Notes), subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Subordinated Note Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the Subordinated Note Warrants will receive upon exercise the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had exercised the Subordinated Note Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of Subordinated Note Warrant Shares issuable upon exercise cause Subordinated Note Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
Miscellaneous. The execution of the Subordinated Note Purchase Agreement was conditional upon the consent, which was obtained, from 51% of the holders of the Senior Secured Notes pursuant to a Waiver, Consent and Amendment dated as of March 3, 2006 (“Waiver, Consent and Amendment Agreement”). Under the terms of the Waiver, Consent and Amendment Agreement, the holders of the Senior Secured Notes further consented to certain amendments to the Note Purchase Agreement dated July 25, 2005 among the Company and Ingalls & Snyder Value Partners, L.P together with the other purchasers listed therein to provide for the amendment or termination of the Company’s or any of the Subsidiaries’ interests in the Production Sharing Contract dated May 2001 among the State Agency of Georgia, Georgian Oil and National Petroleum Limited (the “Samgori PSC”), a Basic Document as defined in the Senior Note Purchase Agreement, including without limitation, a waiver of the negative covenants set forth in Section 11.10 of the Senior Note Purchase Agreement and an increase in the authorized capital stock of the Company to 380 million shares of which 375 million shares shall constitute common stock and 5 million shares shall constitute preferred stock. The Subordinated Note Purchase Agreement, the Subordinated Note,

the Subordinated Subsidiary Guaranty and the Registration Rights Agreement are all governed by New York Law and the Warrants are governed by the laws of the State of Delaware; the CanArgo Group Members party thereto subject themselves to the jurisdiction of New York Courts and waive the right to jury trial.
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
     We used the following assumptions to determine the fair value of the Subordinated Notes and Subordinated Note Warrants:

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
     Pursuant to the Conversion Agreement Persistency agreed to convert/exchange its holding of $5,000,000 of the Subordinated Notes into Tethys common stock. The conversion exchange was satisfied by the transfer by CanArgo Limited to Persistency of 2 million shares of Tethys common stock.
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
     All of the Subordinated Notes Conversion Compensation Warrants expire on the earlier of: (i) September 1, 2009; (ii) or such sooner date at the election of the Company and upon at least thirty (30) days prior written notice to the Registered Holder in the event that: (a) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (b) all Subordinated Note Warrants originally issued under the Subordinated Note and Warrant Purchase Agreement are exercised by the holders thereof and the average closing price for the Company’s common stock on the American Stock Exchange or, if the common stock is not then listed for trading on the American Stock Exchange (“AMEX”) then the Oslo Stock Exchange, is above $2.00 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock splits, reverse splits, recapitalizations or reorganizations) for a period of five consecutive trading days (the “Expiration Date”).

     We used the following assumptions to determine the fair value of the Subordinated Notes Conversion Compensation Warrants:

Additional Loan
Stock price on date of grant	$0.74
Risk free rate of interest	5.08%
Expected life of warrant – months	26
Dividend rate	—
Historical volatility	72.3%
     The Company has accounted for the modification and extinguishment of $5 million of principal of the Senior Subordinated Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company determined that the fair value of the Tethys shares issued as consideration paid in the satisfaction of the principal balance, was $2.50 per share or $5 million based on sales of shares to outside investors and recorded a loss on extinguishment of $2,942,468 which is equal to the $5 million in Tethys common shares less the carrying value of the loan on the date of extinguishment of $2,057,532. The Company accounted for the issuance of 5,000,000 Subordinated Notes Conversion Compensation Warrants issued as additional compensation to induce the conversion of debt to Tethys shares under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of such Warrants using the Black Scholes model to be approximately $1.28 million and has recorded that expense under the line item “Loss/Cost of Debt Extinguishment” In addition, the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $152,000 associated with the debt extinguished against the loss on extinguishment.
     Issue of further $400,000 Subordinated Notes in connection with restructuring of short term interest payments: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “Subordinated Note Amendment, Consent and Waiver”) with the holders of the Subordinated Notes in terms of which the holders of the Subordinated Notes agreed to receive certain interest payments due on the Subordinated Notes as of June 30, 2007 by payment in kind of additional Subordinated Notes. As a result, the Company issued a further $400,000 in aggregate principal amount of Subordinated Notes. These additional Subordinated Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $13 million in aggregate principal amount of Subordinated Notes which were previously issued (see the section above entitled “Senior Subordinated Convertible Guaranteed Notes”).
     Amendment, Consent and Waiver to Note and Warrant Purchase Agreement dated March 3, 2006: On August 13, 2007, CanArgo entered into an Amendment, Consent and Waiver Agreement with the holders of the Subordinated Notes (the “Subordinated Noteholders”), pursuant to which:
•	it was agreed that the balance standing to the credit of the Escrow Account (referred to above in the section entitled “Amendment, Consent and Waiver to Note Purchase Agreement dated July 25, 2005) as at the relevant repayment date would be used to repay part of the outstanding Subordinated Notes;

•	the aggregate principal amount of the Subordinated Notes to be repaid pursuant to the Amendment, Consent and Waiver Agreement would be calculated in accordance with the terms of that agreement (such amount of Subordinated Notes the “Repayment Subordinated Notes”);

•	the Subordinated Noteholders agreed that, notwithstanding the date of the Amendment, Consent and Waiver Agreement, interest on the Repayment Subordinated Notes (but not the remaining Subordinated Notes) would cease to accrue as of (but including) August 14, 2007;

•	by waiving the notice period which CanArgo would otherwise be required to give the Subordinated Noteholders of an early repayment of the Repayment Subordinated Notes and by agreeing to a variation of the interest provisions attaching to the Repayment Subordinated Notes the Subordinated Noteholders effectively gave up (a) certain rights to convert their Repayment Subordinated Notes into common stock of CanArgo as an alternative to accepting repayment of the Repayment Subordinated Notes and (b) the right to receive interest on the Repayment Subordinated Notes in respect of the period between, on the one hand, the date on which CanArgo would otherwise have served notice of early repayment and, on the other hand, the date on which actual repayment (or conversion) of the Repayment Subordinated Notes would otherwise have taken place;
•	in order to compensate the Subordinated Noteholders for giving up the aforesaid rights, CanArgo agreed to issue to the Subordinated Noteholders warrants to purchase certain shares (subsequently agreed upon as warrants to purchase 3,750,000 shares) at an exercise price of $1.00 per share, subject to adjustment, of CanArgo’s common stock, par value $0.10 per share, expiring at close of business on November 13, 2007 (the “Subordinated Note Compensatory Warrants”), the aggregate number of all such Subordinated Note Compensatory Warrants being calculated in accordance with the terms of the Amendment, Consent and Waiver Agreement; and

•	accordingly CanArgo and the Subordinated Noteholders agreed to amend the Subordinated Note Purchase Agreement and the Repayment Subordinated Notes to give effect to the foregoing.
     We used the following assumptions to determine the fair value of the Subordinated Note Compensatory Warrants:

Additional Loan
Stock price on date of grant	$0.89
Risk free rate of interest	4.39%
Expected life of warrant – months	4
Dividend rate	—
Historical volatility	91.7%
     The Company has accounted for the modification and extinguishment of $3,750,000 of principal of the Senior Subordinated Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company accounted for the issuance of the Subordinated Notes Compensatory Warrants issued, as compensation to the Subordinated Noteholders for giving up the aforementioned rights, under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $573,375 and has recorded that expense under the line item “Loss/Cost of Debt Extinguishment” In addition, in the third quarter 2007 the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $127,000 associated with the debt extinguished against the loss on extinguishment.
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
     As a result of entering into this private placement we issued the 12% Note Warrants at an exercise price below $1.37 and therefore the terms of the Subordinated Note Purchase Agreement and related agreements dictated that the conversion and warrant exercise prices under the Subordinated Note Purchase Agreement be reset to $1.00 per share as described above.
     The Company therefore recorded an additional debt discount of $3,683,000 to the Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000, respectively. Debt discount of $1,462,193 has been amortised to interest expense in the first nine months of 2007.

     We used the following assumptions in our Black Scholes model to determine the fair value of the Subordinated Notes and Subordinated Note Warrants:

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
Optional Prepayment. CanArgo may, at its option, upon at least not less than 60 days and not more than 120 days prior written notice, prepay at any time and from time to time after June 28, 2007, any part of the 12% Notes up to an aggregate of $5,000,000 in aggregate principal amount, in multiples of not less than $100,000, and at any time after June 28, 2008 the remaining outstanding principal amount at the following Redemption Prices (expressed as percentages of the principal amount so prepaid): 105% after June 28, 2007 and 103% after June 28, 2008, together with all accrued and unpaid interest.
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
In connection with the execution and delivery of the 12% Note Purchase Agreement, CanArgo entered into a Registration Rights Agreement with the Purchasers pursuant to which it agreed to register the CanArgo Conversion Stock and the 12% Note Warrant Shares for resale under the Securities Act. The Registration Rights Agreement gives the holders of the 12% Notes and 12% Note Warrants both demand and piggyback registration rights. In addition the Registration Rights Agreement required us to use our best efforts to have a registration statement declared effective by December 31, 2006 and to maintain that effectiveness for a period of two years in the event that we use a Form S-3 and at least 90 days in the event we use a Form S-1 to register the shares. The conversion stock was registered for resale under the Securities Act and the Company is required to maintain the registration effective until July 2008. There is no penalty associated with our failure to perform under the Registration Rights Agreement.
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
Subordination. Payments on the 12% Note and under the 12% Subordinated Subsidiary Guaranty is subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo. Under the terms of the subordination, holders of the 12% Note agree for the benefit of the holders of the Senior Indebtedness to certain limitations on their right to accelerate or demand payment under the 12% Note or otherwise realize under the 12% Subordinated Subsidiary Guaranty in the event of a default under the Senior Indebtedness. “Senior Indebtedness” is defined to mean (i) all indebtedness under the Senior Secured Notes (which have now been repaid), the Senior Subordinated Notes, or any related agreements; (ii) certain permitted indebtedness now existing or hereafter arising, and (iii) all renewals, refinancings, extensions, modifications and replacements of the then outstanding principal amount owing under any of the foregoing.

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
12% Note Warrants. The 12% Note Warrants may be exercised at an exercise price of $1.00 per share, subject to adjustment (the “Exercise Price”) in whole or in part at any time during the period (the “Exercise Period”) commencing on the first Business Day six (6) months after the date of issuance and terminating at the close of business on June 28, 2008 or shall be exercised on such sooner date at the election of the Company (a “Mandatory Exercise”) and upon at least thirty (30) days prior written notice to the Registered Holder (the “Mandatory Exercise Notice”) in the event that: (i) the Manavi M12 well indicates, by way of an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day or (ii) all the warrants originally issued under that certain Note and Warrant Purchase Agreement dated as of March 3, 2006 by and among the Company and the holders of the Senior Subordinated Notes are exercised by the holders thereof and the average closing price for the CanArgo Common Stock on the American Stock Exchange or, if the CanArgo Common Stock is not then listed for CanArgo’s trading on the American Stock Exchange then the Oslo Stock Exchange, is above $1.25 (or its equivalent in NOK, and in any case adjusted for any stock dividends, stock split, its reverse split, recapitalization or reorganization)

for a period of five consecutive trading days (the “Warrant Expiration Date”); except that (a) in the case of a Mandatory Conversion (as defined in the 12% Note Purchase Agreement), any and all outstanding 12% Note Warrants issued under the 12% Note Purchase Agreement and held by Purchaser shall automatically and simultaneously become immediately exercisable on receipt of the Mandatory Conversion Notice, and (b) in the case of a Mandatory Exercise, any and all outstanding 12% Notes issued under the 12% Note Purchase Agreement and held by Purchaser shall automatically and simultaneously become immediately convertible on receipt of the Mandatory Exercise Notice. The Exercise Period may also be extended by the Company’s Board of Directors. The Exercise Price is subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of 12% Note Warrant Shares will be appropriately adjusted to reflect any such event, such that the holders of the 12% Note Warrants will receive upon exercise the identical number of shares of CanArgo common stock or other consideration or property to be received by the holders of the CanArgo common stock as if the holders had exercised the 12% Note Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the conversion of the Senior Subordinated Notes) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price will be reset to such lower price; provided, however, in no event shall the number of 12% Note Warrant Shares issuable upon exercise cause 12% Note Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of June 28, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. The 12% Note Warrants may be converted at the election of the holders and with the concurrence of the Company into 12% Note Warrant Shares on a net basis based upon the then spread between the Exercise Price and the market price of the 12% Note Warrant Shares. No fractional shares of CanArgo common stock shall be issued upon any exercise; instead the Exercise Price shall be appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion.
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
     The discount is being amortized to interest expense over the life of the 12% Note using an effective interest rate of 10.1%. As of September 30, 2007 we had amortized $472,000 of debt discount as interest expense. The total effective interest rate for the 12% Note is 22.1%.
     Issue of further $600,000 12% Notes in connection with restructuring of short term interest payments on the 12% Notes: On June 13, 2007, the Company entered into an amendment, consent and waiver (the “12% Note Amendment, Consent and Waiver”) with Persistency, the holder of the 12% Notes, in terms of which Persistency agreed to receive the interest payments due on the 12% Notes as of June 30, 2007 with a payment in kind of additional 12% Notes. As a result, the Company issued a further $600,000 in aggregate principal amount of 12% Notes. These additional 12% Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $10 million in aggregate principal amount of 12% Notes which were previously issued. The rights attaching to the 12% Notes are set out in the 12% Note Purchase Agreement and related agreements.
13 Accrued Liabilities
     Accrued liabilities consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Drilling contractors	$5,039,684	$5,039,684
Loan Interest	452,856	890,800
Tethys Spin-Out costs	500,000	—
Professional fees	250,578	706,288
Other	189,149	281,696

	$6,432,267	$6,918,468

     Included in the amounts due to drilling contractors at September 30, 2007 and December 31, 2006 are amounts billed to the Company by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of September 30, 2007 pending the outcome of the dispute resolution (see Note 16) following a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation lodged by WEUS on September 12, 2005.

14 Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity

Total, December 31, 2006	237,145,974	$23,714,596	$233,397,113	$0	$(177,742,357)	$79,369,352

Stock based compensation under SFAS 123R	—	—	571,429	—	—	571,429

Issue of shares under Exercise of Warrants	1,000,000	100,000	530,000	—	—	630,000

Additional discount recorded for issue of warrants to purchase 5 million shares persuant to a loan agreement			237,875			237,875

Exercise of stock options	1,475,000	147,500	283,100			430,600

Discount recorded for Issue of compensatory warrants to purchase 5 million shares persuant to the modification to a loan agreement			1,283,500			1,283,500

Discount recorded for Issue of compensatory warrants to purchase 11,111,111 shares persuant to the modification to a loan agreement			2,953,333			2,953,333

Shares Issued persuant to private placement August 2007	2,500,000	250,000	2,250,000			2,500,000

Discount recorded for Issue of compensatory warrants to purchase 17,916,667 shares persuant to the modification to a loan agreement			3,180,208			3,180,208

Discount recorded for Issue of compensatory warrants to purchase 3,750,000 shares persuant to the modification to a loan agreement			573,375			573,375

Net Loss	—	—	—	—	(11,146,936)	(11,146,936)

Total, September 30, 2007	242,120,974	$24,212,096	$245,259,933	$0	$(188,889,293)	$80,582,736

15 Net Income (Loss) Per Common Share
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

     Options to purchase CanArgo’s common stock were outstanding at September 30, 2007 and September 30, 2006 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive. The total numbers of such shares excluded from diluted net loss per common share were 101,785,215 for the nine months ended September 30, 2007 and 97,375,214 for the nine months ended September 30, 2006.
16 Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At September 30, 2007, we had the contingent obligation to issue an aggregate a maximum amount of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion the chance of having to issue these shares is remote.
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
     In 2002, the Participation Agreement for the three well exploration program on the Ninotsminda / Manavi area with AES Gardabani (a subsidiary of AES Corporation) (“AES”) was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate Letter of Agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the Participation Agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the Participation Agreement. AES have now withdrawn from Georgia, but hydrocarbons have been discovered in the Manavi area reservoir and in the event of a successful gas development from the Sub Middle Eocene, it is reasonably possible that AES may exercise their rights under the Letter of Agreement.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $189,000,000 at the exchange rate of GEL to US dollars in effect on September 30, 2007). We believe that we have meritorious defences to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
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
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $602,000 at September 30, 2007 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
17 Temporary Equity
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
18 Discontinued Operations
     Tethys Petroleum Limited
     CanArgo’s ownership of Tethys was diluted during the nine month period ended September 30, 2007 from 100% ownership on December 31, 2006 to approximately 17.7% as of June 30, 2007. In the first quarter of 2007, Tethys sold approx 6.8 million shares of its common stock in a private placement offering to outside investors for gross proceeds of approximately $16.8 million. This transaction reduced the Company’s interest in Tethys to approximately 67%. In May 2007, Tethys received the approval from the Ministry of Mineral Resources of Kazakhstan to exchange approximately 6 million of Tethys common shares in return for the remaining 30% ownership of BN Munai LLP not previously controlled by Tethys. This transaction reduced the Company’s ownership of Tethys to approximately 52%. As more fully described in Note 12 above, on June 13, 2007, the Company, through its wholly owned subsidiary, CanArgo Ltd, sold 6 million of its Tethys common shares to the CanArgo Noteholders in exchange for the extinguishment of $15 million in principal of outstanding notes payable. This transaction reduced the Company’s ownership in Tethys to approximately 30% and resulted in Tethys no longer being a consolidated subsidiary of the Company. On June 27, 2007 Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange reducing the Company’s ownership to approximately 17.7%. On August 3, 2007 the Company sold its remaining shareholding in Tethys.
     The results of discontinued operations in respect of Tethys consisted of the following for the nine month periods ended:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Loss Before Income Taxes and Minority Interest	$(3,999,646)	$(2,006,014)

Realised gain on securities held for sale	15,566,878	—

Income Taxes	—	—

Net Income (Loss) from Discontinued Operation	$11,567,232	$(2,006,014)

     The results of discontinued operations in respect of Tethys consisted of the following for the three month periods ended:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Loss Before Income Taxes and Minority Interest	$—	$(1,473,556)

Realised gain on securities held for sale	—	—

Income Taxes	—	—

Net Income (Loss) from Discontinued Operation	$—	$(1,473,556)

Gross consolidated assets and liabilities in respect of Tethys that are included in “assets to be disposed” consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets to be disposed:
Cash	$—	$1,763,261
Accounts receivable	—	5,368
Prepayments	—	4,188,854
Prepaid financing fees	—	30,050
Other assets	—	1,291,834
Capital assets	—	23,238,284

	$—	$30,517,651

Liabilities to be disposed:
Accounts payable	$—	$787,581
Accrued liabilities	—	468,762
Long term debt	—	3,083,673
Other non current liabilities	—	31,715
Provision for future site restoration	—	450,667

	$—	$4,822,398

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
     The results of discontinued operations in respect of CSL consisted of the following for the nine month periods ended:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$1,002,842

Income (Loss) Before Income Taxes and Minority Interest	(73,547)	763,419
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	$(73,547)	$763,419

     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—

Loss Before Income Taxes and Minority Interest	(55,873)	(18,154)
Income Taxes	—	—
Minority Interest in Income	—	—

Net loss from Discontinued Operations	$(55,873)	$(18,154)

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at September 30, 2007 and December 31, 2006:

	September
	30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets to be disposed:
Accounts receivable (net)	$—	$1,120
Other current assets	8,120	6,736

	$8,120	$7,856

Liabilities to be disposed:
Accounts payable	$366,948	$361,939
Provision for future site restoration	8,050	7,000

	$374,998	$368,939

19 Segment and Geographical Data
     During the nine and three month periods ended September 30, 2007 Georgia represented the only geographical segment and CanArgo’s continuing operations operated through one segment, oil and gas exploration.

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
Overview
     Our share of the 124,144 (455 barrels per day) of gross oil production from the Ninotsminda Field in Georgia for the nine month period ended September 30, 2007 was 80,694 barrels. For the nine month period ended September 30, 2006 our share of the 134,593 (493 barrels per day) of gross oil production from the Ninotsminda Field was 87,485 barrels.
     During the third quarter 2007, we continued to progress our exploration, appraisal and development plans in our core area of operation in Georgia. Up until the end of July, operations also continued on our interests in Kazakhstan, but our Kazakhstan assets were discontinued with our disposition of our interest in Tethys Petroleum Limited, which held such assets, on August 3, 2007.
     On September 24, 2007 we announced that Jeffrey Wilkins had been appointed to the position of Executive Director on the Board of CanArgo Energy Corporation with immediate effect in addition to his current duties as Chief Financial Officer. We also announced that Nils Trulsvik, Non-Executive Director, stepped down from the CanArgo Board with immediate effect due to potential conflict of interest in respect of other oil and gas companies in which he is involved. The Company is seeking to appoint two qualified individuals to the Board of Directors, one to replace Mr. Trulsvik and another additional director both of whom can qualify as independent directors within the rules of the American Stock Exchange, which require, respectively, that at least a majority of the directors comprising the Board of Directors are independent and that the Company’s audit committee be comprised of at least three independent directors. Specifically, the Company currently only has two independent directors of the five directors on the Company’s Board of Directors and an audit committee composed of only two members. The Company has until December 27, 2007 to regain compliance with these requirements. If the Company does not comply with these requirements it risks having its common stock delisted from such Exchange, which may have an adverse impact on the price of the common stock, although in such circumstances the Company anticipates that the stock will continue to trade on the Oslo Stock Exchange and in the United States Over-The-Counter-Market.

Georgia

     During the quarter, we continued to perform workover operations on the N52 well on the Ninotsminda Field using our own CanArgo Rig #1 and crew to extract a complex fish (approximately 9,300 feet (2,843 metres) comprising drill pipe, tubing and a milling assembly) from the well. The operation is further complicated due to the inclined nature of the well which has a number of severe doglegs and the potential for the tubing to have deformed when dropped. Although the fishing operation was always considered to present a considerable technical challenge, we did succeed in recovering approximately 7,155 feet (2,181 metres) of 2 7/8” and 2 3/8” tubing, however, we have now reached the pulling capacity of Rig #1 and are unable to progress further with this unit. We are re-evaluating the operation and if we deem the chances of success to be reasonable, we will consider moving our larger rig to the site once it has completed operations on Manavi.
     We previously announced that our subsidiary company, Ninotsminda Oil Company Limited (“NOC”), had contracted with the State of Georgia for the sale of gas from the Ninotsminda Field for consumption at the Gardabani gas fired thermal power plant to the south of Tbilisi once the State had completed repairs to the 25 mile (41 kilometres) pipeline between Ninotsminda and Gardabani. Initial delivery was expected to commence in the fall of 2006, however, due to the pipeline being much more extensively damaged than originally anticipated and issues over the commingling of gas, the State has now decided not to proceed with these repairs. As an alternative, the State has proposed to connect the region of Georgia within which the Ninotsminda Field is located to the Georgian domestic gas grid. This work is expected to be completed before the end of 2007 and we believe this could provide NOC with an alternative market for its gas production with potential for higher prices and sales on an all year round basis.
     We previously announced following initial testing of the M12 appraisal well on the Manavi Cretaceous oil discovery that a hydraulic acid fracturing treatment of the carbonate reservoir interval was planned and Schlumberger had been contracted to provide pumping equipment, chemicals and services to the Company. In order to prepare the well for the arrival of this equipment, we mobilised CanArgo rig #2 to the M12 site in August where operations are continuing. These operations involve replacing the 2 7/8” production string with a 5” fraccing string, and setting a temporary plug to reduce the treatment interval, in order to facilitate the acid fracturing operation. Schlumberger were expected to commence mobilisation of the equipment to Georgia by the end of September and complete the fracture stimulation during October, but due to unforeseen circumstances and a general lack of availability of both crew and equipment, mobilisation has not yet commenced. Once the reservoir has been stimulated, we will flow test the well and if successful put the well into early production.
     On October 18, 2007 we announced that well testing operations had been completed at the Kumisi #1 well. Following testing of the Cretaceous interval, further tests were carried out of potential reservoir units in the overlying Middle and Lower Eocene sequences. Three separate tests were conducted with a total of 79 feet (24 metres) of sandstones being perforated and flow tested. These tests produced water with gas flow to surface in flareable quantities, but non commercial volumes. Each interval was flow tested for a number of days over which there was no increase in the amount of gas produced and the testing was subsequently terminated.
     We previously announced that an extensive well testing program carried out over the primary objective, the Cretaceous carbonate sequence, produced no discernable flow and no hydrocarbons were detected. It is, therefore, reasonable to assume that the Cretaceous reservoir at this location is tight and lacks permeability unlike the rocks encountered in other wells in the area.
     The Kumisi #1 well is currently being plugged and abandoned. The well results, particularly for the Cretaceous interval, will be reviewed over the months ahead in order to fully understand the remaining potential of the Kumisi area, it being possible that potential for a large gas prospect still exists within this very large structure given better reservoir quality.

Liquidity and Capital Resources
     As of September 30, 2007 we had working capital of $1,096,000 compared to working capital of $11,628,000 as of December 31, 2006.
     On October 13, 2006, we announced the completion of a private placement in Norway of an aggregate of 12,263,368 shares of common stock at a purchase price of NOK 9.10 per share, for aggregate gross proceeds of NOK 111,596,239 ($16,687,039 equivalent based upon a conversion rate of NOK 6.6876 per dollar) before placing fees and expenses of NOK 6,695,774 ($1,001,022). The shares were issued in a transaction intended to qualify for the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation S promulgated thereunder. CanArgo agreed to register the shares for resale under the Securities Act and the Company filed a Registration Statement on Form S-3 with the SEC on October 13, 2006, which included these shares. As a result of the delays incurred in registering the shares we have paid subscribers a cash liquidity penalty of 5% of the subscription price of their shares in the aggregate amount of NOK 5,579,812 ($834,352 equivalent). The net proceeds of the placement were used by the Company for working capital; future capital expenditures in Georgia, including, without limitation, securing drilling equipment and other related activities.
     On August 10, 2007, we entered into a subscription agreement with three accredited investors in terms of which we issued those investors by way of a private placement 2,500,000 shares of CanArgo common stock at $1.00 per share, resulting in gross proceeds of $2,500,000. In consideration for the investors agreeing to make the subscription, we also issued to the investors warrants to subscribe for an aggregate of 5 million shares of common stock of CanArgo. The warrants have an exercise price of $1.00 per share, subject to adjustment, and are exercisable up to the end of August 2009.
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
•	The Company has incurred net losses from continuing operations to common stockholders of approximately $54,432,000, $12,522,000 and $6,262,000 for the years ended December 31, 2006, 2005 and 2004 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $48,250,000, $6,928,000 and $5,104,000 for the years ended December 31, 2006, 2005 and 2004 respectively.

•	In the years ended December 31, 2006 and 2005 the Company’s revenues from its operations did not cover the costs of its operations.

•	At September 30, 2007 the Company had cash and cash equivalents available for general corporate use or for use in operations of approximately $7,080,000.

•	The Company has a planned capital expenditure budget for the remainder of 2007 of approximately $3,400,000.

•	The Company’s ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms desirable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 12), restrict the Company from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders.
     There are no assurances the Company will be able to raise additional sources of equity financing and because of the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 12). The

Company is restricted from incurring additional debt obligations unless it receives consent from at least 51% of the Noteholders, which cannot be assured.
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
     Managements’ Plan
The Company anticipates it will require additional funding within the next twelve months to continue with its Georgian operations as planned and is in the process of addressing this situation by exploring available financing alternatives sufficient to cover its short-term working capital needs. The Company believes that if it is able to successfully complete the Manavi 12 well later in the year such that a significant quantity of oil flows are produced, it will be able to raise additional debt and or equity funds in order to continue operations and to properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop the Company’s business in the region
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues (see Note 12 to the Financial Statements), we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of Senior Secured Notes, Subordinated Notes and 12% Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time). See Note 12 to the financial statements included herein.
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
Balance Sheet Changes
     Cash and cash equivalents decreased $7,609,000 from $14,689,000 at December 31, 2006 to $7,080,000 at September 30, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery and Kumisi gas discovery in Georgia and net cash used by operating activities.
     Restricted cash decreased from $300,000 at December 31, 2006 to $0 at September 30, 2007 due to the maturing of a deposit funding a letters of credit as required under a drilling service contract we entered into with Baker Hughes International.
     Accounts receivable decreased from $504,000 at December 31, 2006 to $255,000 at September 30, 2007 primarily due to the settlement in January of this year of an insurance claim in connection with our Georgian exploration activities.
     Crude oil inventory increased to $1,068,000 at September 30, 2007 from $453,000 at December 31, 2006 primarily as a result of increased levels of crude oil storage at the end of the period.
     Prepayments decreased from $2,255,000 at December 31, 2006 to $408,000 at September 30, 2007 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery and Kumisi gas discovery and insurance premiums prepaid. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
     Current assets to be disposed decreased to $8,000 at September 30, 2007 from $5,965,000 at December 31, 2006 and non current assets to be disposed decreased to nil at September 30, 2007 from $24,560,000 at December 31, 2006, due to the disposition of our interest in Tethys. See Note 18.

     Prepaid financing fees decreased to $92,000 at September 30, 2007 from $289,000 at December 31, 2006 as a result of expensing the unamortised fees remaining after fully repaying the $25,000,000 issue of Senior Secured Notes, amortising the fees incurred in respect of the $13,000,000 issue of Subordinated Notes due September 1, 2009 and the $10,000,000 issue of 12% Notes due June 28, 2010, over the term of the loans.
     Capital assets net, increased to $93,091,000 at September 30, 2007 from $87,308,000 at December 31, 2006, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.
     Accounts payable decreased to $1,084,000 at September 30, 2007 from $3,673,000 at December 31, 2006 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery and Kumisi gas discovery.
     Accrued liabilities decreased from $6,918,000 as at December 31, 2006 to $6,432,00 at September 30, 2007 primarily due to a decrease in accrued interest and professional fees partially offset by the $500,000 owed to Tethys for our pro rata share of the Tethys IPO costs. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Note 14 of these financial statements.
     Current liabilities to be disposed decreased to $375,000 at September 30, 2007 from $1,625,000 at December 31, 2006 and non current liabilities to be disposed decreased to nil at September 30, 2007 from $3,566,000 at December 31, 2006, due to the disposition of our interest in Tethys. See Note 18.
     Long term debt net of discounts decreased from $37,264,000 at December 31, 2006 to $11,292,000 at September 30, 2007 due to the repayment of $19,875,000 of long term debt from the sale of CanArgo’s remaining Tethys shareholding, the exchange/conversion of $15,000,000 of long term debt into 6,000,000 shares of Tethys previously held by CanArgo partially offset by the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Subordinated Notes in March 2006 and the $10,000,000 issue of the 12% Notes in June 2006, the issue and sale to the Noteholders of further Notes of $2,125,000 on June 30, 2007 in substitution of the aggregate amount of interest of $2,125,000 due and payable to the Noteholders on June 30, 2007. The repayment comprised a $16,125,000 repayment of the remaining amounts outstanding of the Senior Secured Notes and the repayment of $3,750,000 of the Subordinated Notes. The exchange/conversion comprised the exchange/conversion of $10,000,000 in aggregate principal amount of the Senior Secured Notes and exchange/conversion of $5,000,000 in aggregate principal amount of the Subordinated Notes. The further Notes issued comprised $1,125,000 in aggregate principal amount of Senior Secured Notes, $400,000 in aggregate principal amount of Subordinated Notes and $600,000 in aggregate principal amount of 12% Notes.
     Other non current liabilities decreased to $65,000 at September 30, 2007 from $1,260,000 at December 31, 2006 as a result of reducing the effective interest amount due to the debt repayments and exchange/conversions on the $25,000,000 in Senior Secured Notes and the $13,000,000 in Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on both of these notes.
Results of Continuing Operations
Nine Month Period Ended September 30, 2007 Compared to Nine Month Period Ended September 30, 2006
     We recorded operating revenue from continuing operations of $3,395,000 during the nine month period ended September 30, 2007 compared with $4,092,000 for the nine month period ended September 30, 2006. The decrease is attributable to lower sales volumes achieved from the Ninotsminda Field in 2007 partially offset by a higher price per barrel realized by the Company in 2007. Ninotsminda Oil Company Limited (“NOC”) sold 55,603 barrels of oil for the nine month period ended September 30, 2007 compared to 69,287 barrels of oil for NOC for the nine month period ended September 30, 2006.

     NOC’s net share of the 124,144 (455) barrels per day of gross oil production for sale from the Ninotsminda Field in the period amounted to 80,694 barrels. In the period, 25,091 barrels of oil were added to storage. For the nine month period ended September 30, 2006, NOC’s net share of the 134,593 (493 barrels per day) of gross oil production was 87,485 barrels.
     NOC’s entire share of production was sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the first nine months of 2007 averaged $58.79 per barrel as compared with an average of $55.47 per barrel in the first nine months of 2006. NOC’s net share of the 437,009 thousand cubic feet (Mcf) of gas delivered was 284,056 Mcf at an average net sale price of $0.70 per Mcf of gas for the nine month period ended September 30, 2007. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the nine months ended September 30, 2007 were $126,000. For the nine month period ended September 30, 2006, NOC’s net share of the 570,179 Mcf of gas delivered was 370,617 Mcf at an average net sale price of $0.62 per Mcf of gas.
     The operating loss from continuing operations for the nine month period ended September 30, 2007 amounted to $4,656,000 compared with an operating loss of $7,967,000 for the nine month period ended September 30, 2006. The decrease in operating loss is attributable to reduced field operating expenses, direct project costs, selling, general and administration costs, and depreciation, depletion and amortization partially offset by decreased operating revenues.
     Field operating expenses decreased to $691,000 for the nine month period ended September 30, 2007 as compared to $1,340,000 for the nine month period ended September 30, 2006. The decrease is primarily as a result of lower operating costs in Georgia during the nine months ended September 30, 2007 compared to the corresponding period in 2006.
     Direct project costs decreased to $516,000 for the nine month period ended September 30, 2007, from $678,000 for the nine month period ended September 30, 2006 primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $5,328,000 for the nine month period ended September 30, 2007 from $7,810,000 for the nine month period ended September 30, 2006. The decrease is mainly attributable to reduced professional fees and non cash stock compensation expense during the nine months ended September 30, 2007 compared to the corresponding period in 2006.
     The decrease in depreciation, depletion and amortization expense to $1,516,000 for the nine month period ended September 30, 2007 from $2,231,000 for the nine month period ended September 30, 2006 is attributable principally to decreased production for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 and from the reduction in our amortization base resulting from the impairment at year end 2006 of $38,400,000.
     The increase in other expense to $17,985,000 for the nine month period ended September 30, 2007, from $4,673,000 for the nine month period ended September 30, 2006 is primarily a result of the loss on debt extinguishment of $12,127,000 arising from the issue of an aggregate of 37,777,778 compensatory warrants to the Noteholders in connection with the repayment of $18,750,000 of long term debt and the exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to the repayment of $3,750,000 and $5,000,000 of the debt exchange/conversion. These are partially offset by the reduced effective interest amount as a result of the debt extinguishment, increased levels of debt discount amortisation, the commission paid to the brokers on the sale of the remaining Tethys shareholding and reduced interest income partially offset by lower interest expense as a result of the debt exchange/conversion, reduced foreign exchange losses and the realised gain recorded on selling the remaining holding of Tethys shares in August 2007.
     The loss from continuing operations of $22,641,000 or $0.09 per share for the nine month period ended September 30, 2007 compares to a net loss from continuing operations of $12,640,000 or $0.06 per share for the nine month period ended September 30, 2006. The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2007 than during the nine month period ended September

30, 2006, principally due to the to the exercise of share options in 2007 and 2006, the exercise of warrants in 2007 and private placements in 2007 and 2006.
Three Month Period Ended September 30, 2007 Compared to Three Month Period Ended September 30, 2006
     We recorded operating revenue from continuing operations of $33,000 during the three month period ended September 30, 2007 compared with $2,090,000 for the three month period ended September 30, 2006. This decrease is attributable to lower sales volumes achieved from the Ninotsminda Field in the third quarter of 2007. Ninotsminda Oil Company Limited (“NOC”) sold no barrels of oil for the three month period ended September 30, 2007 compared to 38,968 barrels of oil for the three month period ended September 30, 2006.
     For the three month period ended September 30, 2007, NOC’s net share of the 38,510 (419 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 25,032 barrels. In the period, no oil was sold from storage. For the three month period ended September 30, 2006, NOC’s net share of the 40,798 barrels (443 barrels per day) of gross oil production was 26,519 barrels.
     NOC’s entire share of production was either sold under international contracts or added to storage. There were no sales of Ninotsminda oil during the third quarter of 2007. Net sales price for Ninotsminda oil sold in the third quarter of 2006 was $52.67 per barrel. Its net share of the 123,679 Mcf of gas delivered was 80,391 Mcf at an average net sale price of $0.70 per Mcf of gas. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended September 30, 2007 were $33,000. For the three month period ended September 30, 2006, NOC’s net share of the 57,998 Mcf of gas delivered was 37,698 Mcf at an average net sales price of $0.46 per Mcf of gas.
     The operating loss from continuing operations for the three month period ended September 30, 2007 amounted to $2,197,000 compared with an operating loss of $2,183,000 for the three month period ended September 30, 2006.
     Field operating expenses decreased to $16,000 for the three month period ended September 30, 2007 as compared to $446,000 for the three month period ended September 30, 2006. The decrease is primarily as a result of selling no oil in the three month period ended September 30, 2007 and therefore reducing field operating expenses accordingly until the oil produced is sold and lower operating costs in Georgia in 2007 compared to 2006.
     Direct project costs decreased to $173,000 for the three month period ended September 30, 2007, from $235,000 for the three month period ended September 30, 2006, primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $1,901,000 for the three month period ended September 30, 2007 from $2,891,000 for the three month period ended September 30, 2006. The decrease is primarily as a result of reduced professional fees and non cash stock compensation expense partially offset by our share of the pro rata Tethys IPO costs for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006.
     The decrease in depreciation, depletion and amortization expense to $139,000 for the three month period ended September 30, 2007 from $700,000 for the three month period ended September 30, 2006 is attributable principally to the increased levels of oil storage at the end of the three month period ended September 30, 2007 compared to the end of the three month period ended September 30, 2006.
     The increase in other expense to $7,707,000 for the three month period ended September 30, 2007, from $2,044,000 for the three month period ended September 30, 2006 is primarily a result of the loss on debt extinguishment of $5,593,000 arising from the issue of an aggregate of 21,666,667 compensatory warrants to the Noteholders in connection with the repayment of $18,750,000 of long term debt and the write off of the portion of debt discount related to $3,750,000 of the repayment partially offset by the reduced effective interest amount as a result of the debt extinguishment, increased levels of debt discount amortisation, the commission paid to the brokers on the sale of the remaining Tethys shareholding and lower interest income partially offset by lower interest expense as a result of the debt exchange/conversion and reduced foreign exchange losses.
     The loss from continuing operations of $9,904,000 or $0.04 per share for the three month period ended September 30, 2007 compares to a net loss from continuing operations of $4,226,000 or $0.02 per share for the three month period ended September 30, 2006.
     The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2007 than during the three month period ended September 30, 2006, principally due to the exercise of share options in 2007 and 2006, the exercise of warrants in 2007 and private placements in 2007 and 2006.
Results of Discontinued Operations
Nine Month Period Ended September 30, 2007 Compared to Nine Month Period Ended September 30, 2006
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys Petroleum Limited of C$23,600,000. The net proceeds of approximately $20,800,000 were used to repay outstanding indebtedness.
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
     The net income from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2007 of $11,494,000 compared to a loss of $1,243,000 for the nine month period ended September 30, 2006 due to the activities of Tethys and CSL and the $15,567,000 of realized gains on securities held for sale.
     CSL generated no oil and gas revenues in the nine month period ended September 30, 2007 compared with $1,003,000 for the nine month period ended September 30, 2006 due to the withdrawal of our interest in the Samgori PSC on February 16, 2006. CSL’s entire share of production was either sold locally in Georgia in 2006 under international contracts or added to storage.
     CanArgo recorded an equity loss of approximately $4,000,000 from its investment in Tethys during the nine months ended September 30, 2007. CanArgo’s ownership of Tethys diluted during the period from 100% ownership on December 31, 2006 to approximately 67% on February 15, 2007 due to a Tethys private placement, to approximately 52% on May 9, 2007 due to a Tethys share exchange for the 30% minority interest in BN Munai LLP, a subsidiary of Tethys’ wholly owned subsidiary Tethys Kazakhstan Limited, to approximately 30% on June 13, 2007 due to a CanArgo debt exchange/conversion and to approximately 18% on June 27, 2007 due to the Tethys initial public offering. An unrealized gain on Tethys securities held for sale of $15,567,000 was recorded during the period through to the Tethys initial public offering date of June 27, 2007.
Three Month Period Ended September 30, 2007 Compared to Three Month Period Ended September 30, 2006
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys Petroleum Limited of C$23,600,000. The net proceeds of approximately $20,800,000 were used to repay outstanding indebtedness.
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

     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2007 of $56,000 decreased from $2,024,000 for the three month period ended September 30, 2006 due to the activities of Tethys and CSL.
     CSL generated $0 of oil and gas revenue in the three month period ended September 30, 2007 compared with $0 for the three month period ended September 30, 2006.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (‘Exchange Act’) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     As of September 30, 2007 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.

Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting in the third quarter.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $189,000,000 at the exchange rate of GEL to US dollars in effect on September 30, 2007).
     The Company has been named in a legal action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $602,000 at September 30, 2007 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at September 30, 2007 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
     On October 2, 2007, the Company announced that on September 27, 2007, in correspondence with the American Stock Exchange (“AMEX”), it acknowledged that it was not in compliance with the rules of the AMEX as they relate to the requirement that there be at least a majority of independent directors and at least three independent directors on the audit committee with the possible risk that the Company’s common stock may be delisted from such Exchange as described in the “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above. On November 8, 2007, the Company announced that the 15 day declaration of a state of emergency by the President of Georgia on November 7, 2007 had not interrupted its operations. On November 8, in an address to the nation, the President “assured Georgians that his government supports all peaceful protest” and called a snap presidential election for January 5, 2008. There were no further demonstrations reported on November 8, 2007 and the situation was described as calm. There can be no assurance, however, that if the current state of emergency is prolonged or if the civil disturbance which prompted the declaration escalates that the Company will continue to be able to conduct operations at present levels. Apart from the foregoing, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     See Current Report on Form 8-K’s filed on June 11 and June 18, 2007.

Item 6. Exhibits
(a) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from September 30, 2004 Form 10-Q).

1(5)	Mandate Agreement dated September 19, 2006 by and among CanArgo Energy Corporation, Terra Securities ASA and Orion Securities ASA as amended by Addendum No. 1 dated September 21, 2006. (Incorporated herein by reference from December 31, 2006 Form 10-K).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).

3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K dated June 11, 2007).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Amended and Restated Loan and Warrant Agreement between CanArgo Energy Corporation and Salahi Ozturk dated August 27, 2004 (Incorporated herein by reference from Form 8-K dated August 27, 2004)

4(5)	Note Purchase Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K/A dated July 28, 2005).

4(6)	Registration Rights Agreement dated July 25, 2005 among CanArgo Energy Corporation and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

4(7)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(8)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(9)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(10)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(11)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).

4(12)	Subscription letter agreement dated as of August 10, 2007 to offer the right to subscribe for an aggregate of 2,500,000 shares of common stock, of the Company and an aggregate of 5,000,000 common stock purchase warrants (Incorporated by reference from Form 8-K dated August 14, 2007).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd

for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subsidiary Guaranty dated July 25, 2005 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, CanArgo Samgori Limited, Tethys Petroleum Investments Limited and CanArgo Ltd for the benefit of the holders of the Senior Secured Notes (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(14)	Security Agreement dated July 25, 2005 among Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(15)	Agreement dated July 25, 2005 among CanArgo Limited and Ingalls & Snyder Value Partners, L.P. together with the other Purchasers (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(16)	Security Interest Agreement (Securities) dated July 25, 2005 among CanArgo Ltd, CanArgo Limited, Ingalls & Snyder LLC as Security Agent for the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(17)	Security Interest Agreement (Securities) dated July 25, 2005 among Tethys Petroleum Investments Limited, CanArgo Limited, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(18)	Security Interest Agreement (Bank Account) dated July 25, 2005 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, as Security Agent for the Secured Parties and the Secured Parties (Incorporated herein by reference from Form 8-K dated July 27, 2005).

10(19)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(21)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(22)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(23)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy

Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(24)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).

10(25)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006)

10(26)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).

10(27)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).

10(28)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(29)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).

10(30)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).

10(31)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(32)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(33)	Tethys Shareholders Agreement dated as of January 24, 2007 by and among CanArgo Limited, the Investors party thereto and Tethys Petroleum Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(34)	Share Exchange Agreement relating to BN Munai LLP between Coin Investments Limited, Tethys Petroleum Limited and Tethys, Kazakhstan Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(35)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(36)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(37)	Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and Persistency, including the form of the Persistency Compensatory Warrants to purchase up to 5 million shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(38)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(39)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(40)	Certificate of Discharge dated June 5, 2007 between Ingalls & Snyder LLC, Tethys Petroleum Limited and CanArgo Limited (Incorporated by reference from Form 8-K dated June 11, 2007).

10(41)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(42)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(43)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(44)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(45)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 18, 2007).

10(46)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K dated June 27, 2007).

*10(47)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K dated July 3, 2007).

*10(49)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K dated July 3, 2007).

10(50)	Letter Agreement With Agents (Incorporated by reference from Form 8-K dated July 11, 2007).

10(51)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jernnings Capital Inc (Incorporated by reference from Form 8-K dated July 27, 2007).

10(52)	Amendment, Consent and Waiver Agreement dated as of August 9, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, and the Purchasers party thereto, including the form of the Senior Note Compensatory Warrants to purchase up to 17,916,667 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(53)	Amendment, Consent and Waiver Agreement dated as of August 13, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC and the Purchasers party thereto, including the form of the Subordinated Note Compensatory Warrants to purchase certain shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

†21	List of Subsidiaries

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANARGO ENERGY CORPORATION
Date: November 9, 2007	By:	/s/Jeffrey Wilkins
Jeffrey Wilkins
Chief Financial Officer