Form 10-K
period 2007-12-31
CANARGO ENERGY CORP
filed 2008-03-13
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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
YES      NO Ö
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
YES      NO Ö
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES Ö     NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer                    Accelerated filer Ö                             Non-accelerated filer                              Smaller reporting company
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES      NO ✓
The aggregate market value of the voting and non voting common equity held by-non-affiliates as of the most recently completed second fiscal quarter (June 30, 2007), based on the price at which the common equity was last sold on such date was approximately $184 million, based upon the last reported sales price of such stock on The American Stock Exchange on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.10 par value, 242,120,974 shares outstanding as of March 7, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement issued in connection with its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference in this Report are listed in the Exhibit Index.

CANARGO ENERGY CORPORATION
FORM 10-K

PART I
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall” and other indications of future tense, are intended to identify forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause such a difference are discussed in this Report, particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You are cautioned not to place undue reliance on the forward-looking statements.
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
“AMEX” — The American Stock Exchange, Inc.
“bbl” — One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.
“boe” — Barrel of oil equivalent, determined by using the ratio of one bbl of oil or natural gas liquids to six Mcf of gas.
“bopd” — Barrels of oil produced per day.
“Brent” — Pricing point for selling North Sea crude oil.
“Development drilling” — The drilling of a well within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.
“Exploration prospects or locations” — A location where a well is drilled to find and produce natural gas or oil reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.
“Finding and development costs” — Costs associated with acquiring and developing proved natural gas and oil reserves which are capitalized pursuant to generally accepted accounting principles, including any capitalized general and administrative expenses.
“Farm-in or farm-out” — An agreement under which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”
“Gross acreage or gross wells” — The total acres or wells, as the case may be, in which a working interest is owned.
“Km” — Kilometer.
“Mcf” — One thousand cubic feet of natural gas.
“MMcf” — One million cubic feet of natural gas.
“Bcf” — One billion cubic feet of natural gas.
“MCM” — One thousand cubic metres of natural gas.

“MMCM” — One million cubic metres of natural gas.
“mD” — Millidarcies.
“MMbbl” — One million barrels.
“MMboe” — Million barrels of oil equivalent.
“Net acres or net wells” — The sum of the fractional working interests owned in gross acres or gross wells.
“Producing property” — A natural gas and oil property with existing production.
“Proved developed reserves” — Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.
“Proved reserves” — The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.
“Proved undeveloped reserves” — Proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage shall be limited to those drilling units that offset productive units and that are reasonably certain of production when drilled.
“PSC” or “PSA” Production Sharing Contract or Production Sharing Agreement.
“Recomplete” — This term refers to the technique of drilling a separate well-bore from all existing casing in order to reach the same reservoir, or redrilling the same well-bore to reach a new reservoir after production from the original reservoir has been abandoned.
“SEC” — United States Securities and Exchange Commission.
“Undeveloped acreage” — Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil regardless of whether such acreage contains proved reserves.
“Working interest” — An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and to receive a share of production.
“Workovers” — Operations on a producing well to restore or increase production.

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
     Our principal activities are oil and gas exploration, development and production, principally in Georgia. We direct most of our efforts and resources to our exploration and appraisal program in Georgia and the development of the Ninotsminda Field in Georgia. Our management and technical staff have substantial experience in our areas of operation. Currently our principal product is crude oil, and the sale of crude oil is our principal source of revenue.
Exploration, Development and Production Activities
     In Georgia our exploration, development and production activities are carried out under four production sharing contracts or agreements (“PSC” or “PSA”), these being:
1.	The Ninotsminda, Manavi and West Rustavi Production Sharing Contract, covering Block XI E , (“Ninotsminda PSC”), in which Ninotsminda Oil Company Limited owns a 100% interest. Ninotsminda Oil Company Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately 27,923 acres (113 Km 2) This area, excluding any development area, is subject to a voluntary 25% relinquishment in May 2008;

2.	The Nazvrevi and Block XIII Production Sharing Contract (“Nazvrevi PSC”), covering Blocks XID and XIII, in which CanArgo (Nazvrevi) Limited owns a 100% interest. CanArgo (Nazvrevi) Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately acres 194,223 acres (787 Km2), following a 50% relinquishment of the contract area in February 2008;

3.	The Norio (Block XI C ) and North Kumisi Production Sharing Agreement (“Norio PSA”) in which CanArgo Norio Limited currently owns a 100% interest, although this interest may be reduced to 85% should the state oil company, Georgian Oil, exercise an option available to it under the PSA for a limited period following the submission of a field development plan. As a contractor party, Georgian Oil would be liable for all costs and expenses in relation to any interest it may acquire in the PSA. This PSA covers an area of approximately 265,122 acres (1,061 Km 2 ) following a 25% relinquishment in April 2006 and will be subject to a further 50% relinquishment of the remaining contract area less any development area in April 2011;

4.	The Block XI G and XI H Production Sharing Contract (“Tbilisi PSC”), in which CanArgo Norio Limited owns a 100% interest. CanArgo Norio Limited is a wholly owned subsidiary of CanArgo. This PSC covers an area of approximately 119,845 acres
(485 Km 2). A first relinquishment of 25% of the contract area, excluding any development, area is due in September 2008 but we are negotiating an extension to this date.

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

     We believe that the Ninotsminda PSC area both outside of and beneath the currently producing reservoirs of the Field has significant additional exploration and appraisal potential. To date, we have invested and continue to invest substantial funds in exploring the Ninotsminda PSC area including the Manavi prospect where we made an oil discovery in a deeper stratigraphic interval in 2003.
Other Projects
     We have additional exploratory and developmental oil and gas properties and prospects in Georgia which we are actively exploring. Previously we had oil and gas interests in Ukraine, but we exited this country in 2004 when we disposed of our single remaining Ukrainian asset, the Bugruvativske Field. We also had interests in Kazakhstan, but our Kazakhstan assets were discontinued with our disposition of our interest in Tethys Petroleum Limited, which held such assets, on August 3, 2007.
Business Structure
     CanArgo is a holding company organized under the laws of the State of Delaware. Our principal product is crude oil, and the sale of crude oil is our principal source of revenue. CanArgo’s principal active subsidiaries are held through our wholly owned subsidiary company CanArgo Limited as follows:
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
     On February 17, 2006 we issued a press release announcing that our subsidiary, CSL, was not proceeding with further investment in the Samgori PSC and associated farm-in, and accordingly we terminated our interest in the Samgori PSC with effect from February 16, 2006. The decision by CSL not to proceed with further investment under the current farm-in arrangements was due to the inability of CSL’s partner in the project, GOSL, to provide its share of funding to further the development of the Field. We consider that there would have been insufficient time to meet the commitments under the agreement with NPL and we were not prepared to fund the project, which is not without risk, on a 100% basis without different commercial terms and an extension to the commitment period. It was not possible to negotiate a satisfactory position on either matter. NPL subsequently exercised its right to take back 100% of the contractor share in the Samgori PSC from GOSL and, accordingly, effective February 16, 2006 we have withdrawn from the Samgori PSC.
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
Ninotsminda, Manavi and West Rustavi Production Sharing Contract
          Ninotsminda
     The Ninotsminda Field was discovered in 1979, with commercial production from the Middle Eocene reservoir established in the same year. When NOC assumed developmental responsibility for the Field in 1996, production was minimal. We believe that production was hampered by, among other factors, a lack of funding, civil strife and utilization of old technology and methods.
     The Ninotsminda Field is the easternmost element of an elongate anticline which includes the Samgori and Patardzeuli Fields. The Ninotsminda Field is separated from the Patardzeuli Field to the west by a saddle and a NW-SE trending cross fault. The field structure comprises an elongate anticline which measures 6.2 miles (10 Km) (E-W) by 1.9 miles (3 Km) and has a maximum structural relief of around 2,493 feet (760 metres). The main reservoir horizon is the Middle Eocene which consists of well-bedded deep marine sedimentary rocks eroded from volcanoes. Such rocks typically have low matrix porosity with the gross field wide effective porosity of around 0.1% and permeability in the range of 0.5-10 mD, however, in the Ninotsminda Field there are well developed sub-vertical fractures which provide secondary porosity and permeability of up to 100-500 mD. The reservoir which in the field area is up to 1,640 feet (500 metres) thick is at a depth of 8,530 feet (2,600 metres) below surface to 9,843 feet (3,000 metres) below surface. Production from the Field is facilitated by a strong water drive. The oil accumulation has a gas cap which together form a maximum hydrocarbon column of 1,060 feet (323 metres) thickness, with the gas-oil contact at 4,839 feet (1,475 metres) True Vertical Depth Sub Sea (“TVDSS”) and the oil-water contact at 5,413 feet (1,650 metres) TVDSS. The oil itself is a high quality sweet crude: 41°API, with just 0.24% sulphur, 4.9% paraffin and 8.7% tar and asphaltene.

     NOC began an immediate rehabilitation of the Ninotsminda Field in 1996 which included repairing and adding perforations to existing wells, acquiring additional seismic data and a limited drilling program. The first new well (named N96) was completed in October 1997 and a second well (N98) was completed in October 1998 which was sidetracked as a horizontal producer in 2000. The N98 horizontal well is the most easterly producing well on the field and, although not oriented in an optimal direction so as to best encounter the sub vertical fractures which are important for production, the well has produced approximately 510,000 barrels of oil to date and continues to produce at a steady rate of approximately 200 barrels of oil per day (bopd) with less than 1% water cut.
     As a result of this development work, subsequent drilling and the completion of a dynamic reservoir model, it was suggested that a higher level of production could be achieved from the Middle Eocene reservoir from horizontal wells drilled in a preferred orientation so as to intersect the main fracture sets. During 2003, we completed three horizontal sidetrack wells with a total of 3,720 feet (1,134 metres) of horizontal section having been drilled through the reservoir using our own equipment and conventional drilling techniques. Although individual wells tested at rates of over 2,000 barrels of oil per day (bopd) when completed, the wells were put on production at lower rates in accordance with the recommendations of independent petroleum engineering specialists in order to maintain production. However, it has not been possible to maintain production at these levels due to water incursion resulting from what we believe to be coning of water up the fractures, caused to an extent by reservoir damage caused by conventional drilling techniques. Nevertheless, the total production to date from these wells amounts to approximately 745,000 barrels of oil and 597 MMcf (16,908 MCM) of natural gas.

     Despite the fact that initial production results from the horizontal wells indicated significant improvement compared to production from offsetting vertical wells, production was not sustainable at the same high levels due to, what we believe, being drilled overbalanced with a water-based mud that resulted in highly overbalanced pressures and mud invasion into what is already a low permeability reservoir. In an attempt to address this issue, it was decided to employ under balanced drilling (“UBD”), as well as drilling with coiled tubing (“CT”) as these technologies have been combined successfully in the international oil industry to drill undamaged horizontal sections for improved production and exploitation of both oil and gas reservoirs.
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
     We planned to drill at least five under balanced horizontal sidetracks on the Ninotsminda Field starting with the N22H well which is located in the east part of the Field where the reservoir is tighter but it is believed to be relatively un-drained. We prepared the well with our own crew which involved sidetracking from the existing well-bore at 8,661 feet (2,640 metres) down to 9,193 feet (2,802 metres) and setting a 4 1/2 inch liner. Weatherford commenced operations in December 2004. However, technical problems with the Weatherford equipment caused a number of delays which resulted in the UBD not being completed until late February, 2005 with a much shorter than planned section being drilled, and the well not achieving its objective, despite flowing gas at reported high rates through the gas cap section.
     Subsequent operations by Weatherford on both N100H2 (an eastern sidetrack to the well where we earlier successfully drilled a conventional horizontal side track to the west) and N49H wells also proved unsuccessful, with Weatherford failing to drill any horizontal section in these wells. Progress was hampered by multiple failures of the downhole motors, other equipment malfunctions and the loss of bottom hole assemblies in the wells. As a result of the failure of Weatherford to successfully complete any horizontal sidetrack development wells on the Ninotsminda Field using UBCTD technology, Weatherford demobilized its equipment and left Georgia in July 2005.
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
     In October 2005 we successfully sidetracked the N100H2 well, having drilled a horizontal section of 1,667 feet (508 metres). A pre-perforated liner was run over a 1,421 foot (433 metres) interval in the horizontal section and was tested at a rate of up to 13.07 MMcf (370 MCM) of gas per day plus 301 barrels of condensate per day. The well is currently producing at a steady rate of approximately 1.4 MMcf (40 MCM) of gas per day and 60 barrels of oil per day (bopd).
     The last horizontal sidetrack well to be drilled was the N97H well which we completed in March 2006. It targeted oil volumes un-drained from previous offset area wells and was put on production test following the installation of a slotted liner over a 1,509 feet (460 metres) interval furthest from the heel of the well. The well produced initially with a high water cut, approximately 70%, and an oil rate which peaked at 385 barrels of oil per day (bopd) before declining. Subsequent pressure surveys run with downhole gauges suggested that the N97H well was in communication with the offset N4H well. The most likely assumed scenario was that some of the fracture sets encountered at the end of the N97H well were drained by the N4H well and were hence water filled. Once a very high permeability connection is established with the aquifer, water will flow in preference to any oil filled fractures or matrix of lower permeability.

     On the basis of the test data, and due to the fact that the N97H well is approximately 36 feet (11 metres) structurally higher than the N4H well which is still producing oil, we decided to attempt to conduct remedial water isolation. The slotted liner deployed in the horizontal section limited mechanical options for shutting off the toe end of the horizontal section. Previous experience in the field has shown that pulling a liner once set has a very low chance of success due to formation collapse around the liner. Also, a traditional cement isolation was considered to have a low chance of success in a horizontal section, so we opted for a coiled tubing deployed chemical shut-off. Water isolation operations have been performed but subsequent production testing showed that the treatment was not successful.
     We plan to set a cement retainer in the solid liner section of the N97H well in order to isolate and abandon the slotted liner part and then perforate the liner in the build up and heel section of the well where there is potential to recomplete this well as a gas producer. This operation will be subject to having a suitable gas off take agreement in place.
Production and development to date at the Ninotsminda Field has focused on the western 2/3rds of the field. The eastern most wells drilled on the field are the N98 horizontal well and the N52 well which is an inclined well towards the southeast. Both of these wells have proven the oil-water contact to be at a deeper level than in the western part of the field. N52, which is a Soviet era well, has never produced from the reservoir due to a complex fish being left in the hole with the well subsequently abandoned. The eastern part of the field has not been exploited because most of the area falls within an environmental protection zone where drilling is prohibited. CanArgo has future plans, subject to financing being available, to develop this area by drilling a highly deviated well from the vicinity of the N98H surface location into the eastern part of the field and completing the well with at least two horizontal sections in the reservoir interval.
     During the year, we continued to perform workover operations on the N52 well on the Ninotsminda Field using our own CanArgo Rig #1 and crew to extract the fish (approximately 9,300 feet (2,843 metres) comprising drill pipe, tubing and a milling assembly) from the well and perforate the liner over the reservoir interval. The operation is further complicated due to the inclined nature of the well which has a number of severe doglegs and the potential for the tubing to have deformed when dropped. Although the fishing operation was always considered to present a considerable technical challenge, we did succeed in recovering approximately 7,155 feet (2,181 metres) of 2 7/8” and 2 3/8” tubing. However, we have now reached the pulling capacity of Rig #1 and are unable to progress further with this unit. We are re-evaluating the operation and if we deem the chances of success to be reasonable, we will consider moving our larger rig to the site once it has completed operations on Manavi.
     Apart from the Middle Eocene sequence on the Ninotsminda Field there are a number of other reservoirs which contain oil. We have not yet fully evaluated the reserves and economics of production from these zones which include shallower oil reservoirs, the gas cap on the Ninotsminda Field itself or from the hydrocarbon bearing zones below the Middle Eocene. To fully evaluate these zones, further seismic, technical interpretation and the employment of modern drilling techniques such as radial drilling may be required.
     Manavi & Cretaceous Exploration
     Historically, the main focus of oil and gas exploration in Georgia has been directed at the Middle Eocene sequence which provides the reservoir for the Samgori and Ninotsminda Fields. Although the potential of the underlying Cretaceous sequence has long been recognised from limited drilling, surface outcrop and by analogy to the Cretaceous in nearby Chechnya and Dagestan, this sequence remains very under explored. The Cretaceous is deeper; it was less well defined on Soviet era seismic data and technically more difficult to drill hence the general lack of exploration. As a result, the Cretaceous of the Kura Basin in Georgia has potential to contain very significant volumes of oil and gas reserves and we are fortunate to hold a significant acreage position in this very attractive play fairway.
     The Upper Cretaceous stratigraphy typically comprises a chalk and chalky limestone sequence which is of the order of 1,000 feet (300 metres) thick. These rocks, because of their brittle nature, are generally fractured, as seen in outcrop, thus providing reservoirs with potentially significant permeability. Such age rocks are prolific producers in the North Caucasus, and indeed worldwide. The carbonates are deposited on top of a thick pile of

Cretaceous volcanic rocks which at outcrop are seen to be mainly pillow (submarine) lavas. Although not as good a reservoir as the carbonates, pillow lavas provide a ready—made fracture system in the shrinkage joints that separate the individual pillows of a massive lava flow. In the West Rustavi Field well #16 (within CanArgo’s acreage) which reached a total depth in the Cretaceous penetrated a volcanic interval which flow tested water with gas at over 3,000 barrels per day thus demonstrating significant permeability.
     Following the acquisition and interpretation of new multi-channel 2D seismic data in the Ninotsminda, Manavi and West Rustavi Production Sharing Contract (Ninotsminda PSC) area in 1998 and 2000, we identified several large structures at the Cretaceous level, the largest of which is the Manavi prospect. Manavi is located approximately 28 miles (45 Km) to the east of Tbilisi and just to the east of the Ninotsminda Field and is mapped as a very large, east—west trending anticlinal feature at Top Cretaceous reservoir level, measuring approximately 12 miles by 4 miles (˜19 Km by ˜5 Km) with 2,950 feet (900 metres) of vertical relief. The prospect lies principally within the Ninotsminda PSC area, but part of the prospect extends into the adjacent Nazvrevi PSC area (also owned by CanArgo). All exploration costs in the Ninotsminda PSC area can be added to the cost recovery pool to be recovered from the sale of oil produced from the Ninotsminda Field subject to there being sufficient production available. CanArgo holds a 100% interest in both of these PSCs through wholly owned subsidiary companies.
     The first exploration well drilled on the Manavi structure, Manavi 11 (“M11”), reached a total depth (“TD”) of 14,765 feet (4,500 metres) in the Cretaceous in September 2003. The well encountered the Cretaceous limestone target at 14,265 feet (4,348 metres) with over 490 feet (150 metres) of hydrocarbons indicated on wireline logs and with no evidence of an oil-water contact present. On test the M11 well flowed light sweet 34.4ºAPI oil at a visibly significant rate and at a high pressure prior to the test being terminated due to the mechanical failure of the production tubing. Oil was also discovered in the shallower Middle Eocene sequence, but was not tested.
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
     The Manavi M11Z well reached a TD of 14,994 feet (4,570 metres) in the Cretaceous in October 2005. The well was completed in the Cretaceous using slim-hole drilling technology due to the small size of the casing from which the well was sidetracked. The primary Cretaceous limestone target was encountered at 14,032 feet (4,277 metres) some 230 feet (70 metres) higher than in the original M11 well while the secondary Middle Eocene target zone was penetrated at 13,009 feet (3,965 metres) again significantly higher than in the M11 well. The carbonate section itself was proven to be approximately 980 feet (~300 metres) thick. Drilling data and slim hole wireline logs indicated the presence of hydrocarbons in both the Cretaceous and Middle Eocene target zones. Again no oil water contact was identified.
     As initial flow testing only produced small amounts of oil and gas, it quickly became apparent that the reservoir needed to be stimulated in order to properly complete the testing operation. Considering the small diameter of the hole which would limit our ability to optimally test this well, and the fact that the specialist equipment required for this job is both difficult to source and expensive to mobilise for a single operation, we decided to delay completion of this test until after the completion of the planned M12 appraisal well.
     The M12 well is located approximately 1.25 miles (2 Km) to the west of the original discovery well. This well was drilled using the Saipem rig and an oil based mud capability with Baker providing mud engineering services. Oil based mud was used in an attempt to control the swelling clays above the target horizon which had proved difficult to drill in the original well. A TD of 16,762 feet (5,109 metres) was reached in mid—December 2006 with a total thickness of 1,827 feet (557 metres) of Cretaceous carbonates and volcanics having been encountered. The significant hydrocarbon shows observed during the drilling process and the data obtained from wireline logs indicated a potentially significant hydrocarbon column in the well with no obvious presence of a hydrocarbon-water contact.
     Prior to testing the well, an 886 feet (270 metre) 5” pre-perforated production liner was run over the potential reservoir interval and a production testing string set to test the Cretaceous carbonate and interbedded units.

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
     We concluded that stimulation techniques using acid to clean the well and create conductive pathways from the reservoir to the well-bore and hence bypass any reservoir damage would be required to fully production test the potential of the well. Acid stimulation is a fairly common procedure required to stimulate flow in carbonate reservoirs of the same age in the North Caucasus and indeed elsewhere. However, prior to going to the expense of mobilizing a full acid fracturing spread, it was decided first to conduct a simple acid wash to ensure the effectiveness of acid stimulation under the reservoir conditions encountered in M12. FracTech Ltd., a UK company providing independent well completion and stimulation laboratory testing, design and consultancy services, and Schlumberger well completions experts provided advice on the chemicals and the stimulation program. The stimulation itself was performed through coiled tubing over a 564 foot (172 metres) interval consisting primarily of Cretaceous limestone where the best hydrocarbon shows were observed during drilling. On stimulation, involving a low pressure acid squeeze, the well flowed back unaided and produced liquids at rates of up to 46 barrels per hour (1,104 barrels per day) and a sizeable gas flare. Over a 12 hour period, the well produced a total of 402 barrels of liquids consisting of pumped fluid and chemicals, polymer drilling mud released from the reservoir, oil and gas. The maximum oil cut observed was in excess of 50%.
     The well, however, did not sustain flow, and it was concluded that the extent of the formation damage was beyond that which could be cleaned using a simple acid stimulation process, and as such a proper hydraulic fracturing of the formation with acid was required. The results of the initial treatment suggested that acid was the correct approach to opening this formation up to flow while at the same time proving the presence of oil in the reservoir.
     On August 13, 2007 we announced that Schlumberger had been contracted to provide pumping equipment, chemicals and services to the Company in order to perform a hydraulic acid fracturing treatment of the Cretaceous reservoir interval in the Manavi 12 well. In order to prepare the well for the fracture stimulation, our operating company, CanArgo Georgia, replaced the 2 7/8 inch production string with a 5 inch fraccing string, and set a temporary plug to reduce the treatment interval, in order to give the operation the best chance of success.
     On January 29, 2008 we announced that the acid fracturing operation at the Manavi 12 well had been successfully completed by Schlumberger. The acid fracturing stimulation was conducted using a multi-stage treatment comprising the pumping of a fracture initiating gel followed by hydrochloric acid stimulating fluids and diverter agents. This process was repeated a number of times for maximum efficiency. Approximately 2,700 barrels of treatment fluids were pumped at a maximum rate of up to 15 barrels per minute. An interval totalling 227 feet (69 metres) across the Cretaceous carbonate reservoir section in the well from 15,354 feet (4,680 metres) to 15,581 feet (4,749 metres) was isolated for the treatment. Pressure readings recorded during the operation indicate that fractures were successfully created.
     Following the fracturing operation, the well commenced to flow unaided with spent acid and chemicals being flowed to a surface pit. During this time, the effectiveness of the fracture stimulation in opening the reservoir up to flow and the potential deliverability of the reservoir itself was demonstrated by the flow-back rate which reached a maximum flow-back of 223 barrels per hour (5,352 barrels per day). However, despite the initial encouraging oil and gas shows (30 to 35 foot (10 to 11 metre) gas flare) observed during the flow-back or clean up phase, the oil cut did not exceed 7% of the total flow from the well following the clean up process. It would appear that the well was producing excess water, but without further testing and data collection it has not to date been possible to ascertain where this water was coming from. As part of the planned testing program, it is intended to run a production long in the well to determine the origin of this water.
     In order to proceed with the testing program, it was necessary to replace the 5 inch frac string required for the stimulation operation with 2 7/8 inch production grade tubing. Attempts to set a blanking plug in the lower completion in the well (to isolate the reservoir interval) using coil tubing were abandoned following a mechanical failure of the injector head on the coil tubing unit causing damage to the coil tubing, plug and upper completion string. A wireline unit was mobilised from Baku to reset the plug. This was successfully completed, but on extraction of the frac string by CanArgo Georgia it became apparent that damage had also been caused to the completion which resulted in a modification to the final well completion being required. The production tubing is now in place and pressure tested, however, operations to retrieve the mechanical plug have encountered further complications and additional equipment will need to be mobilised to Georgia to complete the operation. Once the plug is removed, well testing operations will continue. As part of the planned testing program, a wireline-conveyed production logging tool will be run in the well to help locate fluid entry points to the well and provide downhole flow rate and pressure data during the test. This data will assist in the evaluation of well conditions and reservoir performance and help assess the overall potential of the well.
     In order to fully evaluate the potential of the Manavi prospect as a whole, significant additional drilling and analysis will be required. As part of this analysis, we are also evaluating the technical feasibility of acquiring a 3-D seismic data survey over the Manavi structure. All these exploratory activities are, however, dependent upon the Company securing additional Funding.
     West Rustavi and Kumisi
     The West Rustavi Field is located approximately 25 miles (40 Km) southwest of the Ninotsminda Field. Prior to NOC gaining the Ninotsminda PSC, Georgian Oil drilled ten wells in the West Rustavi Field area, two of which produced oil. The Middle Eocene zone is thinner and less productive in this area than at the Ninotsminda Field and only limited production has taken place from the West Rustavi Field. However, NOC has carried out only very limited workover activity on West Rustavi, and potential may yet exist for further oil production from the Middle Eocene dependant on technical and economic factors. Horizontal drilling may also be appropriate for this deposit.
     One of the ten wells drilled in the West Rustavi Field by Georgian Oil was deepened to test the deeper Cretaceous and Paleocene horizons. This well, named WR16, was tested and produced at rate of over 1 MMcf (35 MCM) of gas and 3,500 barrels of water per day, thus demonstrating the ability of the Cretaceous to produce at good rates. The WR16 well is interpreted to have tested the down dip extent of a potential Cretaceous gas deposit named Kumisi. Following the signature of the Nazvrevi and Block XIII Production Sharing Contract (Nazvrevi PSC) which lies to the west and south of the West Rustavi Field, we acquired and interpreted additional seismic data over this structure and identified a potentially large prospect extending across the Nazvrevi PSC area with the crestal part of the structure located in the Block XIG which was subsequently secured by CanArgo as part of the Tbilisi PSC area. The structure is potentially very large with the principal risk being closure on the structure to the north and west which is dependent on a downthrown fault seal.
     Following an undertaking by the government to purchase any gas produced from the Kumisi prospect on agreed commercial terms, we drilled a well to appraise this prospect in 2007 up-dip of the WR16 well. The Kumisi #1 well is located within the Nazvrevi PSC area and is approximately 7.5 miles (12 Km) southeast of Tbilisi. It is close to the domestic gas transportation grid and the route of the new South Caucasus gas trunkline from Azerbaijan to Turkey. The well commenced drilling in February 2007 and reached a total depth of 11,841 feet (3,609 metres) in June in the Cretaceous.
     An extensive testing program was conducted over the Cretaceous section where six separate intervals totalling 482 feet (147 metres) were perforated and tested. Despite elevated gas readings being recorded during drilling, these tests resulted in no discernable flow from the formation and without any hydrocarbons being detected. It is, therefore, reasonable to assume that the Cretaceous reservoir at this location is tight unlike the rocks encountered in other wells in the area. This conclusion was confirmed by a low pressure hydro squeeze which was performed over two separate zones with the data obtained suggesting that these rocks are tight and lack permeability.
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
     On October 18, 2007 we announced that the Kumisi #1 was being plugged and abandoned. The well results, particularly for the Cretaceous interval, will be reviewed and incorporated into our technical evaluation of the area in order to fully understand the remaining potential of the Kumisi area. As part of this analysis, consideration will be given to acid fracture stimulation techniques as a means by which to enhance permeability within the prospect. As no water has been recovered from the well, management believes that potential for a large gas prospect may still exist up-dip of the WR16 well given better reservoir quality.
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
RISKS ASSOCIATED WITH OUR BUSINESS AND BUSINESS OPERATIONS.
We Have Experienced Recurring Losses.
     For the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003, we recorded net losses of $53,777,214, $60,540,851, $12,335,314, $4,611,031, and $7,473,346 respectively, and have an accumulated deficit of $231,519,571 as at December 31, 2007. Impairments of oil and gas properties, ventures and other assets in 2007 included writedowns of $42,000,000 in our carrying value of the Ninotsminda Field. The Company may never achieve or maintain profitability. The Company will need to generate significant revenues to achieve and maintain profitability. The Company cannot guarantee that it will be able to generate these revenues.
Our Ability To Pursue Our Activities Is Dependent On Our Ability To Generate Cash Flows.
•	Our ability to continue to pursue our principal activities of acquiring interests in and developing oil and gas fields is dependent upon generating funds from internal sources, external sources and, ultimately, maintaining sufficient positive cash flows from operating activities. Our financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company incurred net losses from continuing operations to common stockholders of approximately $65,315,000 $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount, extinguishment of debt and stock-based compensation of approximately $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

•	In the years ended December 31, 2007 and 2006, the Company’s revenues from its Georgian operations did not cover the costs of its operations. At December 31, 2007 the Company had unrestricted cash and cash equivalents available for general corporate use or for use in the Georgian operations of approximately $6,869,000. In 2007 the Company experienced a net cash outflow from operations of approximately $1,800,000 in Georgia. In addition, the Company has a planned capital expenditure budget in 2008 of approximately $12,000,000 in Georgia. The exploration and development wells currently undergoing or waiting to undergo production testing in Georgia currently do not produce enough commercially available quantities of oil and or gas and the Company will not have sufficient working capital and may have to delay or suspend its capital expenditure plans and possibly make cutbacks in its operations. There are no assurances the Company could raise additional sources of equity financing and the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 9 of the consolidated financial statements) restrict the Company from incurring additional debt obligations unless it receives consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.

     Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.
     We currently have sufficient cash on hand to support our operations through to the third quarter 2008. In order to fund our planned capital expenditure program and to continue our operations after the third quarter 2008, we need to raise substantial funds. As noted elsewhere we are pursuing raising additional funds through -private placements of our equity or debt securities or a possible rights offering to shareholders. We are also actively pursuing the farming out a number of our exploration projects. We are required under the covenants of our existing Convertible Notes to obtain the approval of a majority of our debt holders in order to incur additional indebtedness in excess of $2.5 million, which approval we cannot guarantee. In the event we attempt to raise funds through an equity offering, we would more than likely be required to offer our equity securities at a substantial discount to the current public market price in order to attract investors. In the event that we were to do so, provisions in our outstanding Convertible Notes and Warrants would cause their exercise prices to reset to the lower price in any offering. If low enough, this could effect a significant dilution to current shareholders or possibly to a change of control event.
     There can be no assurance of our success in raising these funds. In the event that we are unable to raise additional funds on terms acceptable to us, we will be required to significantly curtail our operations in Georgia and to abandon our currently planned capital expenditure program.
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
Our Operation Of The Ninotsminda Field Is Governed By a Production Sharing Contract Which May Be Subject To Certain Legal Uncertainties.
     Our principal business and assets are derived from production sharing contracts in Georgia. The legislative and procedural regimes governing production sharing agreements and mineral use licenses in Georgia have undergone a series of changes in recent years resulting in certain legal uncertainties. Our production sharing agreements and mineral use licenses, entered into prior to the introduction in 1999 of a new Petroleum Law governing such agreements have not as yet been amended to reflect or ensure compliance with current legislation. As a result, despite references in the current legislation grandfathering the terms and conditions of our production sharing contracts, conflicts between the interpretation of our production sharing contracts and mineral use licenses and current legislation could arise. Such conflicts, if they arose, could cause an adverse effect on our rights under the production sharing contracts.
We May Encounter Difficulties In Enforcing Our Title To Our Properties.
     Since all of our oil and gas interests are currently held in countries where there is currently no private ownership of oil and gas in place, good title to our interests is dependent on the validity and enforceability of the governmental licenses and production sharing contracts and similar contractual arrangements that we enter into with government entities, either directly or indirectly. As is customary in such circumstances, we perform a minimal title investigation before acquiring our interests, which generally consists of conducting due diligence reviews and in certain circumstances securing written assurances from responsible government authorities or legal opinions. We believe that we have satisfactory title to such interests in accordance with standards generally accepted in the crude oil and natural gas industry in the areas in which we operate. Our interests in properties are subject to royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, none of which we believe materially interferes with the use of, or affects the value of, such interests. However, as is discussed elsewhere, there is no assurance that our title to our interests will be enforceable in all circumstances due to the uncertain nature and predictability of the legal systems in some of the countries in which we operate.
We Will Require Additional Funds To Implement Our Long-Term Oil And Gas Development Plans.
     It will take many years and substantial cash expenditures to develop fully our oil and gas properties. We generally have the principal responsibility to provide financing for our oil and gas properties and ventures. Accordingly, we will need to raise additional funds from outside sources in order to pay for project development costs. We may not be able to obtain that additional financing. If adequate funds are not available, we will be required to scale back or even suspend our operations or such funds may only be available on commercially unattractive terms. The carrying value of the Ninotsminda Field may not be realized unless additional capital expenditures are incurred to develop the Field. Furthermore, additional funds will be required to pursue exploration activities on our existing undeveloped properties. While expected to be substantial, without further exploration work and evaluation the amount of funds needed to fully develop all of our oil and gas properties cannot at present be quantified.
We May Be Unable To Finance Our Oil And Gas Projects.
     Our long term ability to finance most of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing in the future will require us to scale back or abandon part or all of our future project development, capital expenditure, production and other plans. The availability of equity or debt financing to us or to the entities that are developing projects in which we have interests is affected by many factors, including:
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
Our Operations May Be Subject To The Risk Of Political Instability, Civil Disturbance And Terrorism.
     Our principal oil and gas properties and activities are in Georgia, which is located in the former Soviet Union. Operation and development of our assets are subject to a number of conditions endemic to former Soviet Union countries, including political instability. The present governmental arrangements in countries of the former Soviet Union in which we operate were established relatively recently, when they replaced communist regimes. If they fail to maintain the support of their citizens, other institutions, including a possible reversion to totalitarian forms of government, could replace these governments. As recent developments in Georgia have illustrated, the national governments in these countries often must deal with civil disturbances and unrest which may be based on religious, tribal and local and regional separatist considerations. Further, relations between Georgia and the Russian Federation have involved periods of political tension. Our operations typically involve joint ventures or other participatory arrangements with the national government or state-owned companies. The production sharing contract covering the Ninotsminda Field is an example of such arrangements. As a result of such dependency on government participants, our operations could be adversely affected by political instability, terrorism, changes in government institutions, personnel, policies or legislation, or shifts in political power. There is also the risk that governments could seek to nationalize, expropriate or otherwise take over our oil and gas properties either directly or through the enactment of laws and regulations which have an economically confiscatory result. We are not insured against political or terrorism risks because management deems the premium costs of such insurance to be currently prohibitively expensive.
We Face The Risk Of Social, Economic And Legal Instability In The Countries In Which We Operate.
     The political institutions of the countries that were a part of the former Soviet Union have become more fragmented and the economic institutions of these countries have converted to a market economy from a planned economy. New laws have been introduced, and the legal and regulatory regimes in such regions may be vague, containing gaps and inconsistencies, and are subject to amendment. Application and enforceability of these laws may also vary widely from region to region within these countries. Due to this instability, former Soviet Union countries are subject to certain additional risks including the uncertainty as to the enforceability of contracts. Social, economic and legal instability have accompanied these changes due to many factors which include:
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
     We identified a number of material weaknesses in our internal controls over financial reporting as of December 31, 2007. Our management, in consultation with our audit committee, is continually reviewing the most cost effective way to address material weaknesses and deficiencies identified. Our failure to complete this remediation process may adversely affect our ability to accurately report our financial results in a timely manner.
We currently are not in compliance with American Stock Exchange (“AMEX”), Continued Listing Rules
     On October 2, 2007, the Company announced that on September 27, 2007, in correspondence with the AMEX, it acknowledged that it was not in compliance with the rules of the AMEX as they relate to the requirement that there be at least a majority of independent directors and at least three independent directors on the audit committee with the possible risk that the Company’s common stock may be delisted from such Exchange. We have been advised by AMEX that our common stock will continue to be listed until April 4, 2008 within which period we must regain compliance with the AMEX corporate governance rules or face delisting.
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
Our Operating Direct And Indirect Subsidiaries And Joint Ventures Require Governmental Registration.
     Operating entities in various foreign jurisdictions must be registered by governmental agencies and production licenses and contracts for the development of oil and gas fields in various foreign jurisdictions must be granted by governmental agencies. These governmental agencies generally have broad discretion in determining whether to take or approve various actions and matters. In addition, the policies and practices of governmental agencies may be affected or altered by political, economic and other events occurring either within their own countries or in a broader international context.
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
Risks Associated with our Stock.
Limited Trading Volume In Our Common Stock May Contribute To Price Volatility.
     Our common stock is listed for trading on the Oslo Stock Exchange (“OSE”) in Norway, and on the American Stock Exchange (“AMEX”) in New York. During the year ended December 31, 2007, the average daily trading volume for our common stock on the OSE was 2,858,528 shares and 464,611 shares on the AMEX both as reported by Yahoo© and the closing price of our stock during such period ranged from a low of NOK 1.97 and $0.35 to a high of NOK 9.80 and $1.42 on the OSE and AMEX, respectively, as reported by Yahoo©. As a relatively small company with a limited market capitalization, even if our shares are more widelydistributed, we are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.
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
We Have A Significant Number Of Shares Eligible For Future Sale.
     At March 7, 2008, we had 242,120,974 shares of common stock outstanding. In addition, at March 7, 2008, we had 45,270 shares issuable upon exchange of CanArgo Oil & Gas Inc. Exchangeable Shares without receipt of further consideration; 8,346,000 shares of common stock subject to outstanding options granted under certain stock option plans (of which 7,844,333 shares were vested at March 7, 2008); 34,911,111 shares issuable upon exercise of outstanding warrants; up to 8,378,667 shares of common stock reserved for issuance under our existing option plans; up to 15,437,500 shares reserved for issuance in connection with certain existing contractual arrangements, including 10,600,000 shares upon conversion of the 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (‘12% Subordinated Notes’) and 4,650,000 shares upon conversion of the Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (‘Subordinated Notes’). The shares of common stock issuable upon exercise of the stock options have been registered under the Securities Act. In addition, the 29,393,881 shares issued and issuable pursuant to contractual arrangements, including under the Subordinated Notes, are subject to certain registration rights and, therefore, will be eligible for resale in the public market after registration statements covering such shares are declared effective. Sales of shares of common stock under Rule 144 or pursuant to an effective registration statement could have a material adverse effect on the price of the common stock and could impair our ability to raise additional capital through the sale of our equity securities.
Our Ability To Incur Additional Indebtedness Is Restricted Under the Terms of the 12% Subordinated Notes and the Subordinated Notes.
     Pursuant to the terms of the Note Purchase Agreements entered into by and between CanArgo and the purchasers of the 12% Subordinated Notes and the Subordinated Notes, we may not incur future indebtedness or issue additional senior or pari passu indebtedness, except with the prior consent of the beneficial holders of at least 50% of the outstanding principal amount of each such Notes or in limited permitted circumstances. The definition of indebtedness in each of the Note Purchase Agreements encompasses all customary forms of indebtedness, including, without limitation, liabilities for deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest (except permitted liens), liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralized) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by CanArgo in respect of the indebtedness or obligations of any of our subsidiaries under any Basic Documents (as defined in each of the Note Purchase Agreements).
Our Ability To Make Future Stock Issuances, the Terms of the 12% Subordinated Notes and the Subordinated Notes And The Provisions Of Delaware Law Could Have Anti-Takeover Effects.
     Our board of directors may at any time issue additional shares of preferred stock and common stock without any prior approval by the stockholders, which might impair or impede a third party from making an offer to acquire us. Holders of outstanding shares have no right to purchase a pro rata portion of additional shares of common or preferred stock issued by us. Further, under the terms of the 12% Subordinated Notes and the Subordinated Notes, in the event of a “Change of Control” or a “Control Event” we are required to offer to prepay the Notes which might also dissuade a third party from making an acquisition offer. See note 9 of the consolidated financial statements for the definition of “Change of Control” and “Control Event”. In addition, the provisions of Section 203 of the Delaware General Corporation Law, to which we are subject, places certain restrictions on third parties who seek to effect a business combination with a company opposed by our board of directors.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2. PROPERTIES.
Production History
     Ninotsminda
     The Ninotsminda Field was discovered and initial development began in 1979. Current average gross field production for the month of January 2008 was approximately 425 bopd. Gross and net production from the Ninotsminda Field for the past three years was as follows:

	Oil (Barrels)		Gas (mcf)
		Net		Net
Year Ended December 31,	Gross	(PSC Entitlement)(1)	Gross	(PSC Entitlement)(1)

2007	162,800	105,820	17,776	11,554
2006	178,474	116,008	20,093	13,061
2005	184,952	120,219	71,241	46,307
(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of the contractor party after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. Ninotsminda Oil Company Limited (“NOC”) owns 100% of the contractor’s interest in the PSC. As a result of CanArgo’s interest in NOC, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.
     Samgori
     Between April 2004 and February 16, 2006 we had a 50% interest in the Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia. We terminated our interest with effect from February 16, 2006.

The gross and net production for the period in which we had an interest in the Samgori PSC including the period January 1, 2006 to February 16, 2006 was as follows:

	Oil (Barrels)
		Net	CSL Net
Year Ended December 31,	Gross	(PSC Entitlement)(2)	Share

2007	-	-	-
2006 (two months)	10,226	7,669	3,835
2005	166,298	124,723	62,362
(2)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of the contractor parties after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. CanArgo Samgori Limited (“CSL”) owned 50% of the contractor’s interest in the PSC. As a result of CanArgo’s interest in CSL, these volumes accrued to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.
     We ceased to have an interest in this project on February 16, 2006.
Productive Wells and Acreage
     The following table summarizes as of December 31, 2007, 2006 and 2005 with respect to NOC the number of productive oil and gas wells and the total developed acreage for the Ninotsminda Field. Such information has been presented on a gross basis, representing our 100% interest in NOC.

	Gross
	Number of Wells	Acres

2007	11	492
2006	11	492
2005	11	492
     On December 31, 2007, there were no other productive wells or developed acreage within the Ninotsminda PSC area except for one gross well on the West Rustavi Field which was shut-in at that date.
     The only other productive wells or developed acreage on any of our other Georgian properties were within the Samgori PSC area on the Samgori Field. This information below as of December 31, 2007, 2006 and 2005 is presented on a net basis representing our 100% interest in CSL which in turn had a 50% interest in the Samgori PSC. Our interest in the Samgori PSC was terminated with effect from February 16, 2006.

Net
	Number of Wells	Acres

2007	-	-
2006	-	-
2005	11.5	950
Reserves
     Ninotsminda Field, Georgia
     The following table summarizes net hydrocarbon reserves for the Ninotsminda Field in Georgia. This information is derived from a report dated as of January 1, 2008 prepared by Oilfield Production Consultants (OPC), independent petroleum consultants headquartered in London, England. This report is available for inspection at our principal executive offices during regular business hours. The reserve information in the table below has also been filed with the Oslo Stock Exchange.

	Oil Reserves –	PSC Entitlement
Oil Reserves	Gross	Volumes (1)
	(Million	(Million
	Barrels)	Barrels)

Proved Developed	1.386	0.901
Proved Undeveloped	0.979	0.637

Total Proven	2.365	1.538

	Gas Reserves -	PSC Entitlement
Gas Reserves	Gross	Volumes (1)
	(Billion Cubic	(Billion Cubic
	Feet)	Feet)

Proved Developed	1.921	1.249
Proved Undeveloped	0.587	0.381

Total Proven	2.508	1.630

(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of the respective contractor parties after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of CanArgo’s interest in NOC, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.
     No independent reserves have been assessed for the West Rustavi Field.
Exploration and Development Wells
     The following table summarizes as of December 31, 2007 the number of exploration and development oil and gas wells in progress. Such information has been presented on a gross basis, representing our 100% interest in these wells.

	Exploration	Development
Ninotsminda Field	2	—
Norio Field	1	—
Nazvrevi Field	0	—
	3	—
     The following table summarizes as of December 31, 2007, 2006 and 2005, the total number of dry exploration oil and gas wells drilled. The information has been represented on a gross basis, representing our 100% interest in this well.

	2007	2006	2005
Ninotsminda Field	1	1	1

	1	1	1
     The following table summarizes as of December 31, 2007, 2006 and 2005, the total number of dry development oil and gas wells drilled. The information has been presented on a gross basis representing our 100% interest in this well. Our interest in the Samgori PSC was terminated with effect from February 16, 2006.

	2007	2006	2005
Nazvrevi Field	1	0	0
Samgori Field*	1	1	1

	2	1	1
* CSL 100% funded a development well drilled on the Samgori complex in 2004.

     The following table summarizes as of December 31, 2007, 2006 and 2005, the total number of completed wells that flowed commercial quantities of oil and gas. The information has been represented on a gross basis, representing our 100% interest in these wells.

	2007	2006	2005
Ninotsminda Field	8	8	8

	8	8	8
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
     Uncertainties exist in the interpretation and extrapolation of existing data for the purposes of projecting the ultimate production of oil from underground reservoirs and the corresponding future net cash flows associated with that production. The estimating process requires educated decisions relating to the evaluation of all available geological, engineering and economic data for each reservoir. The amount and timing of cost recovery is a function of oil and gas prices which can fluctuate significantly over time. The oil price used in the Ninotsminda Field report by OPC as of January 1, 2008 was $94.00 per barrel based on the Brent spot price per barrel at year end less $7.50 per barrel discount, in line with CanArgo’s most recent contractual arrangement. The net gas price used in the Ninotsminda Field report was $0.71 per Mcf in line with CanArgo’s contractual arrangements at the time of issuing the report. Having considered the geological and engineering data in the interpretation process, the Company believes with reasonable certainty that the stated proven reserves represent the estimated quantities of oil and gas to be recoverable in future years under existing operating and economic conditions.
Undeveloped Acreage
     The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII, Norio/North Kumisi, and Tbilisi production sharing contracts as of December 31, 2007.
     The information regarding net acreage represents our interest based on our 100% interest in NOC and the subsidiaries holding the Nazvrevi/Block XIII contract, the Norio/North Kumisi and the Tbilisi Block XIG and XIH contracts.

	Gross		Net
PSC		Square		Square
	Acres	Kilometres	Acres	Kilometres
Ninotsminda, Manavi and West	27,923	113	27,923	113
Rustavi covering Block XIE
Nazvrevi and Block XIII	388,447	1,572	388,447	1,572
Norio (Block XIC) and North	265,122	1,061	265,122	1,061
Kumisi (1)
Block XIG and XIH	119,845	485	119,845	485

Total	801,337	3,231	801,337	3,231

     The following table summarizes the gross and net undeveloped acreage held under the Ninotsminda, Nazvrevi/Block XIII, Norio/North Kumisi and Tbilisi production sharing contracts as of March 7, 2008. The information regarding net acreage represents our interest based on our 100% interest in NOC and the subsidiaries holding the Nazvrevi/Block XIII contract, the Norio/North Kumisi, and the Tbilisi Block XIG and XIH contracts.

	Gross		Net
PSC		Square		Square
	Acres	Kilometres	Acres	Kilometres
Ninotsminda, Manavi and West	27,923	113	27,923	113
Rustavi covering Block XIE
Nazvrevi and Block XIII	194,223	787	194,223	787
Norio (Block XIC) and North	265,122	1,061	265,122	1,061
Kumisi (1)
Block XIG and XIH	119,845	485	119,845	485

Total	607,113	2,446	607,113	2,446

Office Space
     We lease office space in London, England; Guernsey, Channel Islands; and Tbilisi, Georgia. The leases have remaining terms varying from one to seven years and nine months and annual rental charges ranging from approximately $48,000 to $347,000.
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
     In 2007 NOC sold all of its oil production to international buyers. In early 2006, NOC sold its oil production in accordance with the terms of a sales agreement concluded with Primrose Financial Group (“PFG”) in February 2005 which included the sale of oil to other customers nominated by PFG under this agreement. Later oil was sold to third party buyers under unrelated contracts. During the year, oil was purchased and paid for by a total of 2 customers each representing sales greater than 10% of oil revenue:

Customer	Percent of Oil Revenue
Caspian Trading	84.1%
Interchem Energy	15.9%
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
     In 2006, NOC sold its oil production to two customers of which the following customer represented sales greater than 10% of oil revenue:

Customer	Percent of Oil Revenue
Interchem Energy	91.6%
     In 2005, NOC sold its oil production to four customers of which the following two customers represented sales greater than 10% of oil revenue:

Customer	Percent of Oil Revenue
Interchem Energy	74.5%
Gero	15.8%
     For NOC, sales during 2007 were based on the average of a number of quotations for Dated Brent Mediterranean as quoted in Platts Crude Oil Marketwire © with an appropriate average discount for transportation and other charges amounting to $7.85 per barrel. Sales in 2006 were also sold against a Brent quotation at an average discount of $8.44 per barrel. Sales in 2005 were also sold against a Brent quotation at an average discount of $7.50 per barrel.
     The average sales price and the average production cost per unit (excluding depreciation, depletion and amortization) of oil and gas produced by NOC for each of the last three years was as follows:

Year Ended	Average Sales Price			Unit Production Cost
December				$/boe
31,
	Oil	Gas
	$/boe	$/Mcf

2007	67.97	0.70	*	12.20
2006	53.69	0.66	*	10.94
2005	44.78	0.53		14.83
     * In 2007 and 2006, due to the uncollectibility of gas revenues, the Company decided to record gas revenues on a cash basis. Average sales prices above reflect contractual prices for gas delivered and revenues from these deliveries may not have been collected during the year.
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
     For the period in which CSL was selling production in 2006, sales to international markets were based on the average of a number of quotations for Dated Brent Mediterranean with an appropriate discount for transportation and other charges. The average discount to the price of Brent crude oil as quoted in Platts Crude Oil Marketwire

© for Brent Dated Mediterranean for all sales in 2006 was $8.44 per barrel. Sales in 2005 were also sold against a Brent quotation at an average discount of $6.16 per barrel. The higher discounts in 2006 are due to smaller quantities of oil being available for sale.
     The average sales price and the average production cost per unit of oil and gas produced by CSL for the past three years were as follows:

Year Ended	Average Sales Price		Unit Production Cost
December			$/boe
31,
	Oil	Gas
	$/boe	$/mcf

2007	-	-	-

2006*	59.57	0.00	64.62
2005	46.12	0.00	18.79
* Our interest in the Samgori PSC was terminated with effect from February 16, 2006.
     Prices for oil and natural gas are subject to wide fluctuations in response to a number of factors including:
•	global and regional changes in the supply and demand for oil and natural gas;

•	actions of the Organization of Petroleum Exporting Countries;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	the price and availability of alternative fuels;

•	political conditions in the Middle East and elsewhere; and

•	overall global and regional economic conditions.
Other Georgian Production Sharing Contracts
Nazvrevi and Block XIII Production Sharing Contract (“Nazvrevi PSC”)
     In February 1998, our wholly owned subsidiary, CanArgo (Nazvrevi) Limited (“CNZ”) entered into a second production sharing contract with Georgian Oil and the State of Georgia. This contract covers the Nazvrevi (Block XID ) and Block XIII areas of East Georgia, an approximately 496,186 acre (2,008 Km 2 ) exploration area adjacent to the Ninotsminda and West Rustavi Fields and containing existing infrastructure. The agreement came into effect on February 20, 1998 and extends for twenty-five years with the final year of the contract being 2023. We are required to relinquish at least half of the area then covered by the Nazvrevi PSC, but not any portions being actively developed, at five-year intervals commencing in 2003. The first relinquishment was made in 2003, followed by a further relinquishment in February 2008 of the southern part of the area, reducing the area to approximately 194,233 acres (787 Km 2).
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

     The first phase of the preliminary work program under the Nazvrevi PSC involved primarily a seismic survey of a portion of the exploration area and the processing and interpretation of the data collected. The seismic survey has been completed, and the results of those studies have been interpreted and possible oil and gas prospects and exploration drilling locations are being identified. The cost of the seismic program was approximately $1.5 million, and met the minimum obligatory work commitment under the contract. The Department for Protection of Mineral Resources and Mining has confirmed that CNZ have met the requirements of the work program defined in the production sharing contract. The Manavi oil discovery may extend into the Nazvrevi PSC area and the West Rustavi 16 (“WR16”) gas discovery located within the Ninotsminda PSC area may extend into Block XIII (the “Kumisi” prospect), and there are several identified prospects, however as the Nazvrevi and Block XIII area is an exploration area and no discoveries have been made to date, it is not possible to estimate the expenditures needed to discover and, if discovered, produce commercial quantities of oil and gas.
     One of the ten wells drilled in the West Rustavi Field by Georgian Oil was deepened to test the deeper Cretaceous and Paleocene horizons. This well, named WR16, was tested and produced at rate of over 1 MMcf (35 MCM) of gas and 3,500 barrels of water per day, thus demonstrating the ability of the Cretaceous to produce at good rates. The WR16 well is interpreted to have tested the down dip extent of a potential Cretaceous gas deposit named Kumisi. We acquired and interpreted additional seismic data over this structure and identified a potentially large prospect extending across the Nazvrevi PSC area with the crestal part of the structure located in the Block XIG which was subsequently secured by CanArgo as part of the Tbilisi PSC area. The structure is potentially very large with the principal risk being closure on the structure to the north and west which is dependent on a downthrown fault seal.
     Following an undertaking by the government to purchase any gas produced from the Kumisi prospect on agreed commercial terms, we drilled a well to appraise this prospect in 2007 up-dip of the WR16 well. The Kumisi #1 well is located within the Nazvrevi PSC area and is approximately 7.5 miles (12 Km) southeast of Tbilisi. It is close to the domestic gas transportation grid and the route of the new South Caucasus gas trunkline from Azerbaijan to Turkey. The well commenced drilling in February 2007 and reached a total depth of 11,841 feet (3,609 metres) in June in the Cretaceous.
     An extensive testing program was conducted over the Cretaceous section where six separate intervals totalling 482 feet (147 metres) were perforated and tested. Despite elevated gas readings being recorded during drilling, these tests resulted in no discernable flow from the formation and without any hydrocarbons being detected. It is, therefore, reasonable to assume that the Cretaceous reservoir at this location is tight unlike the rocks encountered in other wells in the area. This conclusion was confirmed by a low pressure hydro squeeze which was performed over two separate zones with the data obtained suggesting that these rocks are tight and lack permeability.
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
     On October 18, 2007 we announced that the Kumisi #1 was being plugged and abandoned. The well results, particularly for the Cretaceous interval, will be reviewed and incorporated into our technical evaluation of the area in order to fully understand the remaining potential of the Kumisi area. As part of this analysis consideration will be given to acid fracture stimulation techniques as a means by which to enhance permeability within the prospect. As no water has been recovered from the well, management believes that potential for a large gas prospect may still exist up-dip of the WR16 well given better reservoir quality.
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
     Completion of the MK72 well was delayed as a result of technical problems encountered whilst drilling, and the need to farm out a portion of the equity in the block in order to partly fund the drilling. In September 2003, CNL signed a farm-in agreement relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. This farm-in agreement obligated Georgian Oil to pay up to $2.0 million to deepen, to a planned depth of 16,733 feet (5,100 metres), the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also had an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CNL of $6.5 million. Due to Georgian Oil’s inability to continue to fund the drilling of the well, operations were subsequently suspended and only resumed after May 2005 when we repaid to Georgian Oil the investment it had made in the MK72 well to terminate the farm-in agreement and option and secure a 100% working interest in the Norio PSA.
     In August 2005 the Saipem drilling rig and Baker oil-based mud system was mobilized to the MK72 exploration well as our Ural Mash rig had difficulty drilling through a highly over-pressured section of swelling clays above the prognosed target zone. On December 29, 2005 we announced that the MK72 well reached a depth of 16,076 feet (4,900 metres) in the Middle Eocene reservoir having encountered very good oil and gas shows. Before the well could be drilled to the planned depth and tested, the bottom hole assembly (BHA) became stuck due to hole collapse. Subsequent attempts to retrieve the BHA were not successful and we decided to abandon the lower target due to a limited chance of sidetracking the well at this depth in a small diameter hole and to focus our attention on the shallower oil discovery in the overlying Oligocene sands which were the secondary target for the well. From the data obtained from the Middle Eocene (the primary target for the well) we believe that an oil discovery has been made at this level, and that the reservoir has exhibited both permeability (evidenced by drilling mud losses whilst drilling) and the presence of movable light oil. As such, even though the Middle Eocene has not been fully evaluated, the MK72 well has encountered the Middle Eocene reservoir on prognosis, and with hydrocarbons thus achieving many of the objectives of this wildcat exploration well.
     A comprehensive testing program on the oil bearing Oligocene sandstones encountered in the Norio MK72 well commenced in mid-March 2006 when a total of 322 feet (98 metres) of net sands were perforated over the interval 12,096 feet (3,687 metres) to 13,622 feet (4,152 metres). These sands had good oil shows whilst drilling, with oil to surface and with hydrocarbons being interpreted on the electric logs which also indicated a substantial thickness of net pay sands. Following an extensive testing program, the well sustained flow on a small choke size with low average gross fluid rates of approximately 13 barrels per day consisting of light 48.6ºAPI oil, gas and water.
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
     The Norio PSA covers a large exploration area with what management believe to be good oil and gas potential with the presence of reservoir rocks and moveable hydrocarbons having been confirmed by drilling. We have mapped several significant prospects at different stratigraphic levels within the area several of which are on trend with the MK72 well. Both the Oligocene and Middle Eocene prospects as mapped are potentially large and warrant appraising. It is planned, subject to financing being available from internal resources or through a farm out arrangement, that an appraisal well will be drilled to fully evaluate these attractive discoveries, with the well being designed to enter the Middle Eocene reservoir with a larger hole size. In 2007, several companies undertook a technical review of the Norio area and a number of these have expressed an interest in further evaluating a farm-in to this acreage.
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

     Under the Tbilisi PSC we have a commitment to evaluate existing seismic and geological data which we have completed and to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. This work was delayed until after the completion of the Kumisi #1 well which has an impact on the future prospectivity of this acreage. We are in negotiation with the State Agency for Oil & Gas Regulation in Georgia and Georgian Oil and Gas Corporation about an appropriate exploration program for this PSC in light of the Kumisi #1 results. The total commitment over the remaining period is $350,000.
     Following our acquisition of the minority shareholding in CNL in September 2004, our interest in the Tbilisi PSC increased from 75% to 100%.
     Geophysical evaluation of the Kumisi prospect up-dip of the WR16 well in the Nazvrevi PSC area showed the structure to extend across the Nazvrevi PSC area with the crestal part of the structure located in the Block XIG in the Tbilisi PSC. The Kumisi structure has been partly evaluated by the Kumisi #1 well drilled in 2007 and abandoned in October 2007 following an extensive well testing program. The well results, particularly for the Cretaceous interval, will be reviewed and incorporated into our technical evaluation of the area in order to fully understand the remaining potential of the Kumisi structure both within the Nazvrevi PSC and Tbilisi PSC. As no water has been recovered from the well, the potential for a large gas prospect still exists up-dip of the WR16 well given better reservoir quality.
Refining and Other Activities
     We also have engaged in other oil and gas activities in Georgia and elsewhere. A discussion of discontinued operations is incorporated herein by reference from note 17 to the consolidated financial statements included elsewhere herein.
Drilling Rigs and Associated Equipment
     We own several items of drilling equipment, and other related machinery primarily for use in our Georgian operations. These include two drilling rigs, pumping equipment and ancillary machinery. This equipment is currently being used by our operator company to drill exploration wells and provide support to our development work on the Ninotsminda Field and on the Manavi and Norio discoveries.
EMPLOYEES
     As of December 31, 2007, we had 150 full time employees. Of our full time employees, the entity acting as operator of the Ninotsminda Field for NOC has 124 full time employees, and substantially all of that company’s activities relate to the production and development of the Ninotsminda Field. We have not experienced any strikes, work stoppages or other labour disputes and management believes the Company’s relations with its employees are satisfactory.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Nintosminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $198,000,000 at the exchange rate of GEL to US dollars in effect on December 31, 2007).
     We believe that we have meritorious defenses to both claims and are defending them vigorously.
     The Company has been named in with a group of defendants by former interest holders of the Lelyaki oil field in Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $611,000 at December 31, 2007 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless.
     Other than the foregoing, as at December 31, 2007 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     CanArgo is listed on the Oslo Stock Exchange in Norway (“OSE”) where our stock trades under the symbol “CNR”and also on the AMEX where our common stock trades under the symbol “CNR”. Until April 21, 2004 our common stock traded on the NASDAQ Over The Counter Bulletin Board (“OTCBB”) under the symbol “GUSH”.
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

	OSE			AMEX
			Average Daily			Average
	High	Low	Volume	High	Low	Daily
						Volume
Fiscal Quarter Ended

March 31, 2006	1.44	1.07	1,109,034	1.46	1.03	804,198
June 30, 2006	1.18	0.65	1,260,919	1.20	0.65	691,559
September 30, 2006	1.58	0.63	7,025,224	1.55	0.62	1,278,022
December 31, 2006	1.63	1.04	2,556,167	1.66	1.05	752,662
March 31, 2007	1.57	0.91	3,672,925	1.42	0.87	683,251
June 30, 2007	1.10	0.69	2,935,388	1.12	0.67	432,919
September 30, 2007	1.03	0.70	2,494,248	1.02	0.73	353,638
December 31, 2007	0.95	0.36	2,321,990	0.95	0.35	396,655

     At March 7, 2008, the closing price of our common stock was $0.44 on the AMEX and $0.46 on the OSE. On March 7, 2008 one U.S. dollar equalled 5.13 Norwegian kroner.
     On March 1, 2008 the number of holders of record of our common stock was approximately 15,000. We have not paid any cash dividends on our common stock.
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
Equity Compensation Plan Information
     The following table provides information as of December 31, 2007 with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price per share	compensation plans
	outstanding options,	of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,346,000	$0.80	8,378,667
Equity compensation plans not approved by security holder	—	—	—

	8,346,000	$0.80	8,378,667

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

Year End	2002	2003	2004	2005	2006	2007
CNR	100	1,058	2,480	5,389	7,275	4,789
Peer Index	100	219	270	604	798	930
AMEX	100	142	174	213	249	292

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

	Year Ended December 31,
Reported in $000’s Except for per Common Share Amounts	2007	2006	2005	2004	2003
Financial Performance
Operating revenues from continuing operations	7,208	6,527	5,279	7,833	8,105
Impairments of oil and gas properties and other assets	42,000	39,000	—	175	—
Operating loss from continuing operations	(46,581)	(48,519)	(11,015)	(4,036)	(159)
Other expense	(18,733)	(5,913)	(1,507)	(2,226)	(597)
Net loss from continuing operations	(63,315)	(54,432)	(12,522)	(6,262)	(756)
Net income (loss) from discontinued operations, net of taxes and minority interest(1)	11,537	(6,109)	187	1,504	(6,608)
Cumulative effect of change in accounting policy	—	—	—	—	41
Net loss	(53,777)	(60,541)	(12,335)	(4,757)	(7,323)
Net loss per common share — basic and diluted before cumulative effect of change in accounting principle from continuing operations	(0.27)	(0.24)	(0.06)	(0.05)	(0.01)
Net income (loss) per common share — basic and diluted before cumulative effect of change in accounting principle from discontinued operations	0.05	(0.03)	(0.00)	0.01	(0.07)
Net loss per common share — basic and diluted	(0.22)	(0.27)	(0.06)	(0.04)	(0.08)
Cash generated by (used in) operations	(1,763)	(9,320)	(8,872)	(4,312)	4,431
Working capital	715	11,628	14,808	23,952	3,890
Total assets	59,552	136,485	147,448	105,160	73,360
Long term obligations	11,697	37,264	26,524	1,254	—
Temporary Equity	2,120	2,120	2,120	—	—
Stockholders’ equity	38,009	79,369	105,729	96,821	56,708
Cash dividends per common share	—	—	—	—	—
(1)
In September 2002, CanArgo approved a plan to sell CanArgo Standard Oil Products Limited (“CSOP”) to finance its Georgian and Ukrainian development projects and in October 2002, CanArgo agreed to sell its 50% holding to Westrade Alliance LLC, an unaffiliated company, for $4 million in an arms-length transaction, with legal ownership being transferred upon receipt of final payment due in August 2003. The agreed consideration to be exchanged does not result in an impairment of the carrying value of assets held for sale. The assets and liabilities of CSOP have been classified as “Assets held for sale” and “Liabilities for sale” for all periods presented. The results of operations of CSOP have been classified as discontinued for all periods presented. The minority interest related to CSOP has not been reclassified for any of the periods presented, however net income from discontinued operations is disclosed net of taxes and minority interest.

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
Reserves and Production Volumes
     Year end gross total proved oil reserves at the Ninotsminda Field were 2.365 MMbbl down 30% from 2006’s 3.379 MMbbl. Over the same period, gross total proved natural gas reserves from the Ninotsminda Field in Georgia were 2.508 Bcf down 11% from 2006’s 2.807 Bcf.
     The reduction in our proved oil reserves was primarily the result of our unsuccessful completion of the work-over of the N52 well in the eastern part of the Ninotisminda Field and our failure to implement other planned operations during the year. This resulted in a reduction in total proved undeveloped reserves of 589,000 bbls. The remaining proved undeveloped reserves of 979,000 bbls could face further impairment if the N99 well we have budgeted in 2008 is unsuccessful or in the event we are unable to fund those expenditures.
     Because our proved reserves will decline as crude oil and natural gas and natural gas liquids are produced, unless we acquire additional properties containing proved reserves or conduct successful exploration and development activities, our reserves and production will decrease. Our ability to acquire or find additional reserves in the near future will be dependent, in part, upon the amount of available funds for acquisition, exploitation and development projects.
Exploitation and Development Activity
Ninotsminda
     Following the rehabilitation and development work undertaken on the Ninotsminda Field, we realised that the performance of wells was being negatively impacted by being drilled over-balanced with conventional drilling methods and we decided to employ under-balanced drilling technology in order to maximise productivity and recoverability from the field. It was planned that future horizontal wells on the field should be drilled using this technology. In June 2004, we signed a contract with WEUS Holding Inc., a subsidiary of Weatherford International Ltd (“Weatherford”), for the supply of Under-Balanced Coiled Tubing Drilling (“UBCTD”) services to our projects in Georgia. Under the terms of the contract, Weatherford were to supply and operate an UBCTD unit to be used on a program of up to 14 horizontal well-bores on our Ninotsminda and Samgori Fields (we were party to the Samgori PSC at this time). Elsewhere in the oil industry, the use of under-balanced drilling techniques has been shown to result in significantly less formation damage, resulting in higher sustained production rates and ultimate recovery. At the same time, utilisation of coiled tubing drilling gives greater flexibility in the drilling process and in the control of the horizontal section. It was considered that these combined drilling technologies would provide the best way to develop and produce both the Ninotsminda and Samgori Fields.
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
     In the meantime, we have continued with our jointed pipe drilling operations using our own rigs and equipment and the directional drilling services of Baker Hughes International to drill horizontal sidetrack wells on the Ninotsminda Field. In October 2005 we completed the N100H2 sidetrack which tested at a rate of up to 13.07 MMcf (370 MCM) of gas per day plus 301 barrels of condensate per day (a total of 2,480 barrels oil equivalent1) on a 63/64 inch (25 mm) choke with a flowing tubing head pressure (FTHP) of 70 atmospheres (1,000 psig). The well is currently producing at a steady rate of approximately 1.4 MMcf (40 MCM) of gas per day and 60 barrels of oil per day (bopd).
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
     On the basis of the test data and due to the fact that the N97H well is approximately 36 feet (11 metres) structurally higher than the N4H well which is still producing oil, we decided to attempt to conduct remedial water isolation. The slotted liner deployed in the horizontal section limited mechanical options for shutting off the toe end of the horizontal section. Previous experience in the field has shown that pulling a liner once set has a very low chance of success due to formation collapse around the liner. Also, a traditional cement isolation was considered to have a low chance of success in a horizontal section, so we opted for a coiled tubing deployed chemical shut-off. Water isolation operations have been performed but subsequent production testing showed that the treatment was not successful.
     We plan to set a cement retainer in the solid liner section of the N97H well in order to isolate and abandon the slotted liner part and then perforate the liner in the build up and heel section of the well where there is potential to re-complete this well as a gas producer. This operation will be subject to having a suitable gas off take agreement in place.
     Our only reliable gas sales to date from the Ninotsminda Field were during the winter seasons of 1999 and 2001 when we supplied gas to AES Gardabani (a subsidiary of AES Corporation) who operated a number of units at the Gardabani thermal power plant in eastern Georgia at that time. Gas sales since then have been erratic and payment has been unreliable. In June 2006, our subsidiary company, Ninotsminda Oil Company Limited (“NOC”) concluded a gas sales agreement with the State of Georgia for the sale of gas to the State run power units at Gardabani once the State had completed repairs to the 25 mile (41 kilometres) pipeline between Ninotsminda and Gardabani. The initial planned quantity of gas to be supplied under the agreement was up to 7.06 MMscf (200 MCM) per day with initial delivery expected in the fall of 2006. However, due to the pipeline being much more extensively damaged than originally anticipated and issues over the commingling of gas, the State decided not to proceed with these repairs. As an alternative, the State proposed to connect the region of Georgia within which the Ninotsminda Field is located to the Georgian domestic gas grid. This work was completed in February 2008 and may eventually provide NOC with an alternative market for its gas production with potential for higher prices and regular sales.
     For the past couple of years, NOC has supplied the gas produced from the Ninotsminda Field (mainly associated gas) at a low price to local villages as part of a social program rather than flare this gas. Despite the price being approximately $0.71 per Mcf ($25 per MCM) there is a significant outstanding debt to NOC for gas supplied. It was not possible for the Company to terminate supply in order to force payment as these villages did not have access to an alternative supply of gas. With the connection of these areas to the domestic gas grid, both NOC and Georgian Oil and Gas Corporation (“GOGC”), who is also the State representative in the Production Sharing Contract and sells its share of the gas together with NOC, believe that we are now in a better position to enforce payment and commercialise gas sales. Following the completion of the gas connection, the existing gas sales agreement between NOC, GOGC and the local gas supply company has been amended to increase the price for gas to an average of approximately $2.72 per Mcf ($97 per MCM). The new price is based on a quantity of gas being set aside for domestic household consumption at $0.71 per Mcf ($25 per MCM) with the balance supplied to the gas distribution company at $4.73 per Mcf ($167 per MCM). The amendment is effective from February 1,

[1]	using 6,000 cubic feet of gas equals 1 barrel of oil/condensate

2008 and the gross quantity of gas to be supplied under the agreement is approximately 2.12 MMcf (60 MCM) per day. At present, the local gas distribution companies are State entities, but plans are in place to privatize all gas distribution companies in the near future. This is also expected to help with the payment for gas.
     In an attempt to increase production at the field in 2007, we continued to perform workover operations on the N52 well using our own Rig #1 and crew to extract a complex fish (approximately 9,300 feet (2,843 metres) comprising drill pipe, tubing and a milling assembly) from the well. N52, which is a Soviet era well, has never produced from the reservoir due to the fish with the well subsequently being abandoned. The fishing operation was further complicated due to the inclined nature of the well which has a number of severe dog legs and the potential for the tubing to have deformed when dropped. Although the operation was always considered to present a considerable technical challenge, we did succeed in recovering approximately 7,155 feet (2,181 metres) of 2 7/8” and 2 3/8” tubing. However, we have now reached the pulling capacity of Rig #1 and are unable to progress further with this unit. We are re-evaluating the operation and if we deem the chances of success to be reasonable, we will consider moving our larger rig to the site once it has completed operations on Manavi.
     Further to an ongoing technical re-evaluation of the field, we believe that there are significant potential reserves remaining both within and surrounding the main field area and we are working on a production enhancement strategy to increase the level of production subject to financing being available. Such production enhancement strategy might include:
1.	Drilling a new well into the undeveloped eastern part of the field. This would be a highly deviated well from the vicinity of the N98H surface location with up to two horizontal sections being completed in the Middle Eocene reservoir interval. The eastern part of the Ninotsminda Field has not been exploited because most of the area falls within an environmental protection zone where drilling is prohibited. The N98 horizontal well is the most easterly producing well on the field and, although not oriented in an optimal direction so as to best encounter the sub vertical fractures which are important for production, the well has produced approximately 510,000 barrels of oil to date and continues to produce at a steady rate of approximately 200 barrels of oil per day (bopd) with less than 1% water cut. More optimally oriented horizontal wells such as N4H and N100H1 initially tested at rates of approximately 2,000 bopd.

2.	The use of new technology such as radial drilling to produce trapped oil from shallower reservoirs overlying the main Middle Eocene reservoir. Previous attempts to produce these zones using perforations were largely unsuccessful due to near well bore reservoir damage caused by unsuitable drilling fluids used in Soviet times. We believe that radial drilling could have the ability to reach beyond this damage and we are currently in discussion with a service provider both on the suitability and availability of this technology.

3.	General workover activity such as the application of perforations to unproduced reservoir intervals and the use of water isolation techniques to suppress water flow and increase oil production.

4.	Following the completion of testing operations at M12, consideration may be given to mobilising CanArgo rig #2 to the N52 well to complete the fishing operation, add perforations to the reservoir interval and, if successful, put the well into production.

5.	On the northern flank of the Ninotsminda Field is a potentially large accumulation of oil in the Oligocene interval which has been established by the N78 well. This well, drilled several years ago, initially tested oil at a rate of 1,074 bopd, but never produced at this high rate due to the incursion of water due to what is believed to be a poor cement bond behind the casing. A new vertical well to the west of N78 is being considered in order to better exploit this accumulation.
     If crude oil and, to a lesser extent, natural gas prices return to depressed levels or if our production from our development program does not deliver a significant production increase, our revenues, cash flow from operations and financial condition will be materially adversely affected. For more information, see “Liquidity and Capital Resources”.

Exploration and Appraisal
     Manavi
     The first exploration well drilled on the Manavi structure, Manavi 11 (“M11”), reached a total depth (“TD”) of 14,765 feet (4,500 metres) in the Cretaceous in September 2003. The well encountered the Cretaceous limestone target at 14,265 feet (4,348 metres) with over 490 feet (150 metres) of hydrocarbons indicated on wireline logs and with no evidence of an oil-water contact present. On test the M11 well flowed light sweet 34.4ºAPI oil at a visibly significant rate and at a high pressure prior to the test being terminated due to the mechanical failure of the production tubing. Oil was also discovered in the shallower Middle Eocene sequence, but was not tested.
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
     The Manavi M11Z well reached a TD of 14,994 feet (4,570 metres) in the Cretaceous in October 2005. The well was completed in the Cretaceous using slim-hole drilling technology due to the small size of the casing from which the well was sidetracked. The primary Cretaceous limestone target was encountered at 14,032 feet (4,277 metres) some 230 feet (70 metres) higher than in the original M11 well while the secondary Middle Eocene target zone was penetrated at 13,009 feet (3,965 metres) again significantly higher than in the M11 well. The carbonate section itself was proven to be approximately 980 feet (~300 metres) thick. Drilling data and slim hole wireline logs indicated the presence of hydrocarbons in both the Cretaceous and Middle Eocene target zones. Again no oil water contact was identified.
     As initial flow testing only produced small amounts of oil and gas, it quickly became apparent that the reservoir needed to be stimulated in order to properly complete the testing operation. Considering the small diameter of the hole which would limit our ability to optimally test this well, and the fact that the specialist equipment required for this job is both difficult to source and expensive to mobilise for a single operation, we decided to delay completion of this test until after the completion of the planned M12 appraisal well.
     The M12 well is located approximately 1.25 miles (2 Km) to the west of the original discovery well. This well was drilled using the Saipem rig and an oil based mud capability with Baker providing mud engineering services. Oil based mud was used in an attempt to control the swelling clays above the target horizon which had proved difficult to drill in the original well. A TD of 16,762 feet (5,109 metres) was reached in mid–December 2006 with a total thickness of 1,827 feet (557 metres) of Cretaceous carbonates and volcanics having been encountered. The significant hydrocarbon shows observed during the drilling process and the data obtained from wireline logs indicated a potentially significant hydrocarbon column in the well with no obvious presence of a hydrocarbon-water contact.
     Prior to testing the well, an 886 feet (270 metre) 5” pre-perforated production liner was run over the potential reservoir interval and a production testing string set to test the Cretaceous carbonate and interbedded units. During setting of the test string, the well began flowing and it was necessary to increase the mud weight to control the well whilst the test string was set. Despite the flow and gas observed at surface during drilling operations, the initial testing operations resulted in a pressure increase at surface but with no discernable flow. Subsequent re-perforating of parts of the test interval has resulted in minor flow with gas being flared and black 40.5o API oil collected at surface. However it is considered likely that formation damage has occurred, probably whilst controlling the well during the setting of the test string, with mud penetrating and blocking the formation.
     We concluded that stimulation techniques using acid to clean the well and create conductive pathways from the reservoir to the well-bore and hence bypass any reservoir damage would be required to fully production test the potential of the well. Acid stimulation is a fairly common procedure required to stimulate flow in carbonate reservoirs of the same age in the North Caucasus and indeed elsewhere. However, prior to going to the expense of mobilizing a full acid fracturing spread, it was decided first to conduct a simple acid wash to ensure the effectiveness of acid stimulation under the reservoir conditions encountered in M12. FracTech Ltd., a UK company providing independent well completion and stimulation laboratory testing, design and consultancy services, and Schlumberger well completions experts provided advice on the chemicals and the stimulation program. The stimulation itself was performed through coiled tubing over a 564 foot (172 metres) interval consisting primarily of Cretaceous limestone where the best hydrocarbon shows were observed during drilling. On stimulation, involving a low pressure acid squeeze, the well flowed back unaided and produced liquids at rates of up to 46 barrels per hour (1,104 barrels per day) and a sizeable gas flare. Over a 12 hour period, the well produced a total of 402 barrels of liquids consisting of pumped fluid and chemicals, polymer drilling mud released from the reservoir, oil and gas. The maximum oil cut observed was in excess of 50%.
     The well, however, did not sustain flow, and it was concluded that the extent of the formation damage was beyond that which could be cleaned using a simple acid stimulation process, and as such a proper hydraulic fracturing of the formation with acid was required. The results of the initial treatment suggested that acid was the correct approach to opening this formation up to flow while at the same time proving the presence of oil in the reservoir.
     On August 13, 2007 we announced that Schlumberger had been contracted to provide pumping equipment, chemicals and services to the Company in order to perform a hydraulic acid fracturing treatment of the Cretaceous reservoir interval in the Manavi 12 well. In order to prepare the well for the fracture stimulation, our operating company, CanArgo Georgia, replaced the 2 7/8 inch production string with a 5 inch fraccing string, and set a temporary plug to reduce the treatment interval, in order to give the operation the best chance of success.
     On January 29, 2008 we announced that the acid fracturing operation at the Manavi 12 well had been successfully completed by Schlumberger. The acid fracturing stimulation was conducted using a multi-stage treatment comprising the pumping of a fracture initiating gel followed by hydrochloric acid stimulating fluids and diverter agents. This process was repeated a number of times for maximum efficiency. Approximately 2,700 barrels of treatment fluids were pumped at a maximum rate of up to 15 barrels per minute. An interval totalling 227 feet (69 metres) across the Cretaceous carbonate reservoir section in the well from 15,354 feet (4,680 metres) to 15,581 feet (4,749 metres) was isolated for the treatment. Pressure readings recorded during the operation indicate that fractures were successfully created.
     Following the fracturing operation, the well commenced to flow unaided with spent acid and chemicals being flowed to a surface pit. During this time, the effectiveness of the fracture stimulation in opening the reservoir up to flow and the potential deliverability of the reservoir itself was demonstrated by the flow-back rate which reached a maximum flow-back of 223 barrels per hour (5,352 barrels per day). However, despite the initial encouraging oil and gas shows (30 to 35 foot (10 to 11 metre) gas flare) observed during the flow-back or clean up phase, the oil cut did not exceed 7% of the total flow from the well following the clean up process. It would appear that the well was producing excess water, but without further testing and data collection it has not to date been possible to ascertain where this water was coming from. As part of the planned testing program, it is intended to run a production long in the well to determine the origin of this water.
     In order to proceed with the testing program, it was necessary to replace the 5 inch frac string required for the stimulation operation with 2 7/8 inch production grade tubing. Attempts to set a blanking plug in the lower completion in the well (to isolate the reservoir interval) using coil tubing were abandoned following a mechanical failure of the injector head on the coil tubing unit causing damage to the coil tubing, plug and upper completion string. A wireline unit was mobilised from Baku to reset the plug. This was successfully completed, but on extraction of the frac string by CanArgo Georgia it became apparent that damage had also been caused to the completion which resulted in a modification to the final well completion being required. The production tubing is now in place and pressure tested, however, operations to retrieve the mechanical plug have encountered further complications and additional equipment will need to be mobilised to Georgia to complete the operation. Once the plug is removed, well testing operations will continue. As part of the planned testing program, a wireline-conveyed production logging tool will be run in the well to help locate fluid entry points to the well and provide downhole flow rate and pressure data during the test. This data will assist in the evaluation of well conditions and reservoir performance and help assess the overall potential of the well.
     In order to fully evaluate the potential of the Manavi prospect as a whole, significant additional drilling and analysis will be required As part of this analysis, we are also evaluating the technical feasibility of acquiring a 3-D seismic data survey over the Manavi structure. All these exploratory activities are, however, dependent upon the Company securing additional funding.
     If commercial production can be established at M12, the well would be put into longterm test production and consideration would be given to performing a similar acid fracture stimulation of the M11z well which remains suspended.
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
     Completion of the MK72 well was delayed as a result of technical problems encountered whilst drilling, and the need to farm out a portion of the equity in the block in order to partly fund the drilling. In September 2003, CNL signed a farm-in agreement relating to the Norio PSA with a wholly owned subsidiary of Georgian Oil, the Georgian State Oil Company. This farm-in agreement obligated Georgian Oil to pay up to $2.0 million to deepen, to a planned depth of 16,733 feet (5,100 metres), the MK-72 well in return for a 15% interest in the contractor share of the Norio PSA. Georgian Oil also had an option, exercisable for a limited period after completion of the well, to increase its interest to 50% of the contractor share of the Norio PSA on payment to CNL of $6.5 million. Due to Georgian Oil’s inability to continue to fund the drilling of the well, operations were subsequently suspended and only resumed after May 2005 when we repaid to Georgian Oil the investment it had made in the MK72 well to terminate the farm-in agreement and option and secure a 100% working interest in the Norio PSA.
     In August 2005 the Saipem drilling rig and Baker oil-based mud system was mobilized to the MK72 exploration well as our Ural Mash rig had difficulty drilling through a highly over-pressured section of swelling clays above the prognosed target zone. On December 29, 2005, we announced that the MK72 well reached a depth of 16,076 feet (4,900 metres) in the Middle Eocene reservoir having encountered very good oil and gas shows. Before the well could be drilled to the planned depth and tested, the bottom hole assembly (BHA) became stuck due to hole collapse. Subsequent attempts to retrieve the BHA were not successful and we decided to abandon the lower target due to a limited chance of sidetracking the well at this depth in a small diameter hole and to focus our attention on the shallower oil discovery in the overlying Oligocene sands which were the secondary target for the well. From the data obtained from the Middle Eocene (the primary target for the well) we believe that an oil discovery has been made at this level, and that the reservoir has exhibited both permeability and the presence of movable light oil. As such, even though the Middle Eocene has not been fully evaluated, the MK72 well has encountered the Middle Eocene reservoir on prognosis, and with hydrocarbons thus achieving many of the objectives of this wildcat exploration well.
     A comprehensive testing program on the oil bearing Oligocene sandstones encountered in the Norio MK72 well commenced in mid-March 2006 when a total of 322 feet (98 metres) of net sands were perforated over the interval 12,096 feet (3,687 metres) to 13,622 feet (4,152 metres). These sands had good oil shows whilst drilling, with oil to surface and with hydrocarbons being interpreted on the electric logs which also indicated a substantial thickness of net pay sands. Following an extensive testing program, the well sustained flow on a small choke size with low average gross fluid rates of approximately 13 barrels per day consisting of light 48.6ºAPI oil, gas and water.
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
     We plan, subject to financing being available from internal resources or through a farm out arrangement, to drill an appraisal well to fully evaluate these attractive discoveries, with the well being designed to enter the Middle Eocene reservoir with a larger hole size. In 2007, several companies undertook a technical review of the Norio area and a number of these have expressed an interest in further evaluating a farm-in to this acreage. We will continue to progress our negotiations with potential farm in partners.
     Kumisi
     Following an undertaking by the government to purchase any gas produced from the Kumisi prospect on agreed commercial terms, we drilled a well to appraise this prospect in 2007 up-dip of the WR16 well. The Kumisi #1 well is located within the Nazvrevi PSC area and is approximately 7.5 miles (12 Km) southeast of Tbilisi. It is close to the domestic gas transportation grid and the route of the new South Caucasus gas trunkline from Azerbaijan to Turkey. The well commenced drilling in February 2007 and reached a total depth of 11,841 feet (3,609 metres) in June in the Cretaceous.
     An extensive testing program was conducted over the Cretaceous section where six separate intervals totalling 482 feet (147 metres) were perforated and tested. Despite elevated gas readings being recorded during drilling, these tests resulted in no discernable flow from the formation and without any hydrocarbons being detected. It is, therefore, reasonable to assume that the Cretaceous reservoir at this location is tight unlike the rocks encountered in other wells in the area. This conclusion was confirmed by a low pressure hydro squeeze which was performed over two separate zones with the data obtained suggesting that these rocks are tight and lack permeability.
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
     On October 18, 2007 we announced that the Kumisi #1 was being plugged and abandoned. The well results, particularly for the Cretaceous interval, will be reviewed and incorporated into our technical evaluation of the area in order to fully understand the remaining potential of the Kumisi area. As part of this analysis, consideration will be given to acid fracture stimulation techniques as a means by which to enhance permeability within the prospect. As no water has been recovered from the well, management believes that potential for a large gas prospect may still exist up-dip of the WR16 well given better reservoir quality.
     In 2008, we have budgeted approximately $12.0 million for our exploration and appraisal work in Georgia, primarily for the testing and appraisal of the Manavi discovery and a short term production enhancement program at the Ninotsminda Field subject to available financing.
     To pursue existing projects beyond our immediate development plan and to pursue new opportunities, we will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing (subject to certain restrictions under our Convertible Loan agreements) and the participation of other oil and gas entities in our projects. Although we have been successful in the past in raising capital there can be no assurance that we will be successful in securing the necessary funding or if such funding is available that it will be offered on attractive or acceptable terms. Should such funding not be forthcoming and we are unable to sell some or all of our non-core assets, or, if sold, such sales realize insufficient proceeds, we may have to delay or abandon such projects.
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
     Commencing in September 2009 through June 2010 an aggregate of $15,250,000 million in indebtedness under the Company’s Subordinated Notes and the 12% Subordinated Notes (collectively, the “Notes”) will come due and be payable. Unless such Notes are converted into shares of common stock in accordance with their respective terms, the Company will be required to repay or refinance such outstanding indebtedness. There can be no assurance at this time that Company will have the resources to repay such Notes or if it will be in a position to refinance such indebtedness. Repayment of the Notes has been guaranteed by various subsidiaries of the Company which hold substantially all of the assets of the Company on a consolidated basis.
Availability of Capital
     As described more fully under “Liquidity and Capital Resources” below, our sources of capital are primarily cash on hand, cash from operating activities, project financing, debt financing (subject to certain restrictions under our Convertible Loan agreements), the participation of other oil and gas entities in our projects, and the proceeds from the sale of certain assets. We may also attempt to raise additional capital through the issuance of debt or equity securities although no assurances can be made that we will be successful in any such efforts.
     As of March 7, 2008, the Company had an aggregate of 242,120,974 shares of common stock issued and outstanding and 500,000,000 authorized shares of common stock. During 2007, we issued 4,975,000 shares of our common stock of which 1,000,000 shares were in connection with the exercise of warrants, 1,475,000 shares were in connection with exercise of stock options and 2,500,000 shares were in connection with a private placement. During 2008, we have to date issued no shares of our common stock. As of March 7, 2008, an aggregate of 67,119,215 shares are reserved for issuance under various stock option plans, warrants and other contractual commitments, including the Senior Secured Notes, the Subordinated Notes and the 12% Subordinated Note.

Liquidity and Capital Resources
General
     We currently have sufficient cash on hand to support our operations through to the third quarter 2008. In order to fund our planned capital expenditure program and to continue our operations after the third quarter 2008, we need to raise substantial funds. As noted elsewhere we are pursuing raising additional funds through private placements of our equity or debt securities or a possible rights offering to shareholders. We are also actively pursuing the farming out a number of our exploration projects. We are required under the covenants of our existing Convertible Notes to obtain the approval of a majority of our debt holders in order to incur additional indebtedness in excess of $2.5 million, which approval we cannot guarantee. In the event we attempt to raise funds through an equity offering, we would more than likely be required to offer our equity securities at a substantial discount to the current public market price in order to attract investors. In the event that we were to do so, provisions in our outstanding Convertible Notes and Warrants would cause their exercise prices to reset to the lower price in any offering. If low enough, this could effect a significant dilution to current shareholders or possibly to a change of control event.
     There can be no assurance of our success in raising these funds. In the event that we are unable to raise additional funds on terms acceptable to us, we will be required to significantly curtail our operations in Georgia and to abandon our currently planned capital expenditure program.
     The crude oil and natural gas industry is a highly capital intensive and cyclical business. Our current capital requirements are driven principally by our obligations to fund the following costs:
•	the development of existing properties, including drilling and completion costs of wells; and

•	acquisition of interests in crude oil and natural gas properties.
     The amount of capital available to us will affect our ability to continue to grow the business through the development of existing properties and the acquisition of new properties and, possibly, our ability to service any future debt obligations, if any. Our sources of capital are primarily cash on hand, cash from operating activities, project financing, debt financing, the participation of other oil and gas entities in our projects, and the sale of certain assets. Our overall liquidity depends heavily on the prevailing prices of crude oil and natural gas and our production volumes of crude oil and natural gas. We do not hedge our crude oil production. Accordingly, future crude oil and, to a lesser extent, natural gas price declines would have a material adverse effect on our overall results and therefore our liquidity. Low crude oil and natural gas prices could also negatively affect our ability to raise capital on terms favorable to us and could also reduce our ability to borrow in the future. If the volume of crude oil we produce decreases, our cash flow from operations will decrease. Our production volumes will decline as reserves are produced. We sold properties in 2003 and 2004 which reduced potential future reserves and, in the future, we may sell additional properties and other assets, which could further reduce our production volumes and income from oil well drilling and servicing. To offset the loss in production volumes resulting from natural field declines and sales of producing properties, we must conduct successful exploration, exploitation and development activities, acquire additional producing properties as we did with our acquisition of a 50% interest in the Samgori Field in 2004 or identify additional behind-pipe zones or secondary recovery reserves.
     Should our current exploration, exploitation and development wells in Georgia prove unsuccessful and we were unable to raise additional debt or equity finance, we might have to cut back on our capital spending plans and or modify our operating plans to conserve cash.
     As of December 31, 2007, we had working capital of $715,000 compared to working capital of $11,628,000 as of December 31, 2006. The $10,913,000 decrease in working capital from December 31, 2006 to December 31, 2007 is principally due to expenditures in the period to fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery and the Kumisi appraisal well in Georgia and net cash used by operating activities partially offset by cash received pursuant to a private placement and the maturing of a deposit previously recorded as restricted cash.

Certain Asset Sales
     On May 28, 2004, we announced that pursuant to a signed agreement between CanArgo Acquisition Corporation, our wholly owned subsidiary, and Stanhope Solutions Ltd., we had completed a transaction to sell our interest in the Bugruvativske Field in Ukraine through the disposal of our wholly owned subsidiary, Lateral Vector Resources, for $2,000,000. We received $250,000 as an initial payment and should receive the remaining $1,750,000 based upon certain production targets being achieved on the project. As of December 31, 2007, no additional payments have been made.
     In December 2007, we disposed of CanArgo Rig #1 for $500,000.
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
     On July 25, 2005, we announced that we had closed the private placement of a $25,000,000 issue of Senior Secured Notes due July 25, 2009 (‘Senior Secured Note’) with a group of investors arranged through Ingalls & Snyder LLC of New York City.
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
     See Note 9 to the consolidated financial statements included herein for a description of the terms and conditions of the Senior Secured Notes.
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
     The proceeds of this financing, after the payment of all placing expenses and professional fees were used exclusively to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys Petroleum Limited (“Tethys”), a former subsidiary of CanArgo. CanArgo disposed of its entire interest in Tethys on August 3, 2007 and no longer has any Kazakhstan assets.
     See Note 9 to the consolidated financial statements included herein for a description of the terms and conditions of the Subordinated Notes and associated Subordinated Note Warrants.
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
     See Note 9 to the consolidated financial statements included herein for a description of the terms and conditions of the 12% Subordinated Note and associated 12% Note Warrants.
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
     During 2007, we continued to progress our exploration, appraisal and development plans in our core area of operation in Georgia. Up until the end of July, operations also continued on our interests in Kazakhstan, but our Kazakhstan assets were discontinued with our disposition of our interest in Tethys Petroleum Limited, which held such assets, on August 3, 2007.
The Next Twelve Months
     We currently have sufficient cash on hand to support our operations to the third quarter of 2008.
     In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, we will need to raise additional funds via debt or equity financing.

     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	our development plan will be successfully completed or will increase production; or

•	field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues, we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of the Subordinated Notes and the 12% Subordinated Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the relevant Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time). See Note 9 to the consolidated financial statements included herein.
     To pursue existing projects for our immediate appraisal and development plans, pay operating expenses and to pursue new opportunities, we will require additional capital in 2008. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects beyond our current appraisal and development plans or to pursue new opportunities. As discussed above, under the terms of the Notes, we are restricted from incurring additional indebtedness.
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
Working Capital
     At December 31, 2007, our current assets of $8,173,000 exceeded our current liabilities of $7,458,000 resulting in a working capital surplus of $715,000. This compares to a working capital surplus of $11,628,000 as of December 31, 2006. Current liabilities as of December 31, 2007 consisted of trade payables of $482,000, accrued liabilities of $6,640,000 and liabilities to be disposed of $336,000.
Capital Expenditures
     Capital expenditures in cash in 2007, 2006 and 2005 were $11,710,000, $24,339,000 and $29,957,000, respectively. The table below sets forth the components of these capital expenditures for the three years ended December 31, 2007, 2006 and 2005.

		December 31,
Expenditure category:	2007	2006	2005

Development	$858,271	$1,998,556	$12,976,649

Exploration	7,509,999	19,130,777	11,872,694

Facilities and other	3,341,904	3,209,541	5,107,998

Total	11,710,174	24,338,874	29,957,341
     During 2007, 2006 and 2005 capital expenditures were primarily for the development and exploration of existing properties. We currently have a contingent planned minimum capital expenditure budget of $12.0 million subject to financing being available for 2008, all of which is allocated to our Georgian development and appraisal projects. During 2008, we plan to participate in the workover of two wells on the Ninotsminda Field and complete the testing of the Manavi appraisal well, M12. Further drilling at Norio will be subject to securing financing for this project which may be by way of a farm-out of part of our interest in the PSA in exchange for the drilling of an appraisal well. We have no material long-term capital commitments and are consequently able to adjust the level of our expenditures as circumstances dictate. Additionally, the level of capital expenditures will vary during future periods depending on the results of our development and appraisal programs, market conditions and other related economic factors. Should the prices of crude oil and natural gas decline from current levels; our cash flows will decrease which may result in a reduction of the capital expenditures budget. If we decrease our capital expenditures budget, we may not be able to offset crude oil and natural gas production volume decreases caused by natural field declines and sales of producing properties.)

     Commencing in September 2009 through June 2010 an aggregate of $15,250,000 in indebtedness under the Company’s Subordinated Notes and the 12% Subordinated Notes (collectively, the “Notes”) will come due and be payable. Unless such Notes are converted into shares of common stock in accordance with their respective terms, the Company will be required to repay or refinance such outstanding indebtedness. There can be no assurance at this time that Company will have the resources to repay such Notes or if it will be in a position to refinance such indebtedness. The Notes are secured by all the assets of the Company.
Sources of Capital
     The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table and discussed in further detail below:

		December 31,
	2007	2006	2005

Net cash used in operating activities	$(1,762,730)	$(2,516,083)	$(9,771,682)

Net cash provided (used) in investing activities	(9,521,847)	(25,395,262)	(26,952,117)

Net cash provided (used) in financing	3,560,600	38,885,118	35,888,797

Net cash flows from assets and liabilities held for sale and to be disposed	(1,859,192)	(13,061,781)	(5,241,488)

Total	(9,583,169)	(2,088,008)	(6.076,489)
     Operating activities for the year ended December 31, 2007 used $3,461,000 of cash. Investing activities provided us $11,952,000 during 2007. Financing activities used $16,314,000 during 2007. These funds were used primarily to continue to fund and develop our Georgian projects. In 2007, cash used in operating activities was used principally for production purposes on the Ninotsminda Fields in Georgia and to fund selling, general and administrative overhead. In 2007, cash provided in investing activities was mainly due to the disposition of our investment in Tethys ($21,340,000) partially offset by capital expenditures principally in Georgia ($11,077,000) and prepaid expenditures relating to our Georgian projects ($1,688,000).
     Future Capital Resources
     We will have four principal sources of liquidity going forward: (i) cash on hand, (ii) cash from operating activities, (iii) industry participation in our projects, and (iv) sales of producing properties. We may also attempt to raise additional capital through the issuance of additional debt or equity securities in public offerings or through further private placements, however, our ability to secure additional debt financing is restricted under the terms of our Subordinated Notes and 12% Subordinated Notes.

Balance Sheet Changes
     All balances represent results from continuing operations, unless disclosed otherwise.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     Cash and cash equivalents decreased $7,820,000 from $14,689,000 at December 31, 2006 to $6,869,000 at December 31, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field and our appraisal activities at the Manavi oil discovery and Kumisi gas discovery in Georgia and net cash used by operating activities partially offset by cash received from the maturing of deposits previously recorded as restricted cash
     Restricted cash decreased to $0 at December 31, 2007 from $300,000 at December 31, 2006 due to the maturing of a deposit funding a letters of credit as required under a drilling service contract we entered into with Baker Hughes International.
     Accounts receivable decreased from $504,000 at December 31, 2006 to $379,000 at December 31, 2007 primarily due to the settlement in January of this year of an insurance claim in connection with our Georgian exploration activities partially offset by a partial amount due from a December oil sale and some general and administrative costs owed by Tethys. The amounts owed for the sale of oil and by Tethys were settled in full in the first quarter of 2008.
     Crude oil inventory decreased to $374,000 at December 31, 2007 from $453,000 at December 31, 2006 primarily as a result of increased sales from storage in the period.
     Prepayments to oil and gas equipment suppliers decreased from $2,255,000 at December 31, 2006 to $312,000 at December 31, 2007 as a result of timing differences in respect of prepayments for materials and services related to our appraisal activities at the Manavi oil discovery and Kumisi gas discovery. Upon receipt of the materials and services, those amounts will be transferred to capital assets. This increase is included in the statement of cash flows as an investing activity.
     Capital assets net, decreased to $51,305,000 at December 31, 2007 from $87,308,000 at December 31, 2006, due to an impairment of $42,000,000 on our capital assets as a result of the Company performing its annual assessment of costs classified as unproved property to determine if they should be transferred to the cost pool. After evaluating a number of factors including the length of time that these costs remained classified as unproved property, the Company determined that approximately $49,100,000 of costs principally relating to the drilling of exploration wells should be moved to the cost pool. The quarterly ceiling test determined that the net capitalized costs in the cost pool exceeded the 10% net present value of cash flows generated from the Company’s proved reserves resulting in an impairment of $42,000,000 million in 2007.
     Accounts payable decreased to $482,000 at December 31, 2007 from $3,673,000 at December 31, 2006 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery and Kumisi gas discovery.
     Deferred revenue of $485,000 at December 31, 2006 related to the receipt of a deposit in December 2006 for the sale of oil in Georgia that was delivered in 2007.
     Accrued liabilities decreased from $6,918,000 as at December 31, 2006 to $6,640,000 at December 31, 2007 due primarily to a decrease in non cash loan interest at the end of the period as a result of the various long term debt repayments partially offset by increased accrued professional fees and an amount of approximately $396,000 owed to Tethys for our pro rata share of the Tethys IPO costs. Approximately $4,931,000 relates to the disputed Weatherford invoices referred to in Notes 11 and 12 of these consolidated financial statements.
     Long term debt net of discounts decreased from $37,264,000 at December 31, 2006 to $11,697,000 due to the repayment of $19,875,000 of long term debt from the sale of CanArgo’s remaining Tethys shareholding, the exchange/conversion of $15,000,000 of long term debt into 6,000,000 shares of Tethys previously held by CanArgo partially offset by the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Subordinated Notes in March 2006 and the $10,000,000 issue of the 12% Notes in June 2006 and the issue to the Noteholders of further Notes of $2,125,000 aggregate principal amount on June 30, 2007 in substitution of the aggregate amount of interest of $2,125,000 due and payable to the Noteholders on June 30, 2007. The repayment comprised a repayment of the remaining $16,125,000 in aggregate principal amount of the Senior Secured Notes (together with interest thereon) and the repayment of $3,750,000 in aggregate principal amount of the Subordinated Notes. The exchange/conversion comprised the exchange/conversion of $10,000,000 in aggregate principal amount of the Senior Secured Notes and exchange/conversion of $5,000,000 in aggregate principal amount of the Subordinated Notes. The further Notes issued comprised $1,125,000 in aggregate principal amount of Senior Secured Notes, $400,000 in aggregate principal amount of Subordinated Notes and $600,000 in aggregate principal amount of 12% Notes.
     Other non current liabilities decreased to $38,000 at December 31, 2007 from $1,260,000 at December 31, 2006 as a result of reducing the effective interest amount due to the debt repayments and exchange/conversions on the $25,000,000 in Senior Secured Notes and the $13,000,000 in Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on both of these notes.
     Provision for future site restoration increased to $230,000 at December 31, 2007 from $205,000 at December 31, 2006 due to changes estimates for the provision for future site restorations in our oil and gas properties in Georgia and accretion.
Results of Continuing Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     We recorded operating revenue from continuing operations of $7,209,000 during the year ended December 31, 2007 compared with $6,527,000 for the year ended December 31, 2006. The increase is attributable to a higher price per barrel for oil realized by the Company in 2007 partially offset by lower sales volumes of oil achieved from the Ninotsminda Field in 2007. Ninotsminda Oil Company Limited (“NOC”) sold 105,111 barrels of oil for the year ended December 31, 2007 compared to 120,413 barrels of oil for NOC for the year ended December 31, 2006.
     NOC generated $7,209,000 of oil and gas revenue in the year ended December 31, 2007 compared with $6,527,000 for the year ended December 31, 2006 due to a higher average net sales price partially offset by lower sales volumes. Its net share of the 162,800 bbls (446 bopd) of gross oil production for sale from the Ninotsminda Field in the period amounted to 105,820 bbls. In the period, 709 bbls of oil were added to storage. For the year ended December 31, 2006, NOC’s net share of the 178,474 bbls (489 bopd) of gross oil production was 116,008 barrels.
     NOC’s entire share of production was sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the year ended December 31, 2007 averaged $67.97 per barrel as compared with an average of $53.69 per barrel during the year ended December 31, 2006. NOC’s net share of the 17,776 Mcf of gas delivered was 11,554 Mcf at an average net sale price of $0.70 per Mcf of gas for the year ended December 31, 2007. However, due the uncertainty of collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the year ended December 31, 2007 were $65,000 compared with $61,000 for the year ended December 31, 2006. For the year ended December 31, 2006, NOC’s net share of the 20,094 Mcf of gas delivered was 13,061 Mcf at an average net sale price of $0.66 per Mcf of gas.
     The operating loss from continuing operations for the year ended December 31, 2007 amounted to $46,581,000 compared with an operating loss of $48,519,000 for the year ended December 31, 2006. The decrease in operating loss is attributable to increased oil and gas revenues and decreased field operating expenses, direct project costs, selling, general and administration costs, depreciation, depletion and amortization partially offset by an increased impairment charge in 2007 of our oil and gas properties, ventures and other assets.

     Field operating expenses decreased to $1,370,000 for the year ended December 31, 2007 as compared to $1,703,000 for the year ended December 31, 2006. The decrease is primarily a result of lower operating costs in Georgia in 2007 compared to 2006.
     Direct project costs decreased to $662,000 for the year ended December 31, 2007, from $812,000 for the year ended December 31, 2006 primarily due to reduced costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $7,164,000 for the year ended December 31, 2007 from $9,732,000 for the year ended December 31, 2006. The decrease is mainly attributable to reduced travel costs, office costs, professional fees, insurances and non cash stock compensation expense in 2007 compared to 2006.
     The decrease in depreciation, depletion and amortization expense to $2,593,000 for the year ended December 31, 2007 from $3,799,000 for the year ended December 31, 2006 is attributable principally to decreased production in 2007 compared to 2006 and from the reduction in our amortization base resulting from the impairment at year end 2006 of $38,400,000.
     The increase in impairment of oil and gas properties, ventures and other assets to $42,000,000 for the year ended December 31, 2007 from $39,000,000 for the year ended December 31, 2006 is as a result of the Company performing its annual assessment of costs classified as unproved property to determine if they should be transferred to the cost pool. After evaluating a number of factors including the length of time that these costs remained classified as unproved property, the Company determined that approximately $49,100,000 of costs principally relating to the drilling of exploration wells should be moved to the cost pool. The quarterly ceiling test determined that the net capitalized costs in the cost pool exceeded the 10% net present value of cash flows generated from the Company’s proved reserves resulting in an impairment of $42,000,000 million in 2007.
     The increase in other expense to $18,734,000 for the year ended December 31, 2007, from $5,913,000 for the year ended December 31, 2006 is primarily a result of the loss on debt extinguishment of $12,127,000 arising from the issue of an aggregate of 37,777,778 compensatory warrants to the Noteholders in connection with the repayment of $18,750,000 of long term debt and the exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to the repayment of $3,750,000 and $5,000,000 of the debt exchange/conversion. These are partially offset by the reduced effective interest amount as a result of the debt extinguishment, increased levels of debt discount amortisation, the commission paid to the brokers on the sale of the remaining Tethys shareholding and reduced interest income partially offset by lower interest expense as a result of the debt exchange/conversion, reduced foreign exchange losses and the realised gain recorded on selling the remaining holding of Tethys shares in August 2007.
     The loss from continuing operations of $65,315,000 or $0.27 per share for the year ended December 31, 2007 compares to a net loss from continuing operations of $54,432,000 or $0.27 per share for the year ended December 31, 2006. The weighted average number of common shares outstanding was higher during the year ended December 31, 2007 than during the year ended December 31, 2006, principally due to the issue of shares in respect a warrants exercise in 2007, the exercise of share options in 2007 and a private placement in 2007.
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
     The operating loss from continuing operations for the year ended December 31, 2006 amounted to $48,519,000 compared with an operating loss of $11,015,053 for the year ended December 31, 2005. The increase in operating loss is attributable to increased field operating expenses, increased depreciation, depletion and amortization, an impairment of our oil and gas properties, ventures and other assets, partially offset by increased oil and gas revenue, increased selling, general and administration costs, and reduced direct project costs.
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
     Selling, general and administrative costs decreased to $9,732,000 for the year ended December 31, 2006 from $10,824,000 for the year ended December 31, 2005. The decrease is primarily as a result of reduced non cash stock compensation expense partially offset by a general increase in corporate activity.
     The increase in depreciation, depletion and amortization expense to $3,799,000 for the year ended December 31, 2006 from $3,276,000 for the year ended December 31, 2005 is primarily attributable to a downward revision in proved developed oil reserves from the Ninotsminda Field following the 2006 assessment by the Company’s independent Petroleum Engineers.
     The impairment of $39,000,000 of oil and gas properties, ventures and other assets for the year ended December 31, 2006 was primarily attributable to a downward revision in proved developed oil reserves from the Ninotsminda Field following the 2006 assessment by the Company’s independent Petroleum Engineers and also an impairment to the 3 megawatt generator held for sale.
     The increase in other expense to $5,913,000 for the year ended December 31, 2006, from $1,507,000 for the year ended December 31, 2005 is primarily a result of lower interest income received due to having lower amounts of surplus cash available to place on term deposit, higher loan interest payable and amortised debt discount and expense, higher foreign exchange losses and fees incurred in respect of a private placement in 2006.
     The loss from continuing operations of $54,432,000 or $0.27 per share for the year ended December 31, 2006 compares to a net loss from continuing operations of $12,522,000 or $0.06 per share for the year ended December 31, 2005. The weighted average number of common shares outstanding was higher during the year ended December 31, 2006 than during the year ended December 31, 2005, principally due to the issue of shares in respect of the forced conversion of a convertible Loan with Detachable Warrants in 2006, the exercise of share options in 2006 and a private placement in 2006.

Results of Discontinued Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys of C$23,600,000. Net proceeds of approximately $20,800,000 were used to repay outstanding indebtedness.
     On February 17, 2006 we issued a press release announcing that our subsidiary, CSL, was not proceeding with further investment in the Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006.
     The net income from discontinued operations, net of taxes and minority interest, for the year ended December 31, 2007 of $11,537,000 compares to a loss of $6,109,000 for the year ended December 31, 2006 due to the activities of Tethys and CSL and the $15,567,000 of realized gains on securities held for sale.
     CSL generated no oil and gas revenues for the year ended December 31, 2007 compared with $1,003,000 for the year ended December 31, 2006 due to the withdrawal of our interest in the Samgori PSC on February 16, 2006. CSL’s entire share of production was either sold locally in Georgia in 2006 under international contracts or added to storage.
     CanArgo recorded an equity loss of approximately $4,000,000 from its investment in Tethys during the year ended December 31, 2007. CanArgo’s ownership of Tethys diluted during the period from 100% ownership on December 31, 2006 to approximately 67% on February 15, 2007 due to a Tethys private placement, to approximately 52% on May 9, 2007 due to a Tethys share exchange for the 30% minority interest in BN Munai LLP, a subsidiary of Tethys’ wholly owned subsidiary Tethys Kazakhstan Limited, to approximately 30% on June 13, 2007 due to a CanArgo debt exchange/conversion and to approximately 18% on June 27, 2007 due to the Tethys initial public offering. On August 3, 2007, we sold our remaining interest in Tethys. We no longer have any shareholding in Tethys. A realized gain on Tethys securities held for sale of $15,567,000 was recorded during the period through to the Tethys initial public offering date of June 27, 2007.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys of C$23,600,000. The net proceeds of approximately $20,800,000 were used to repay outstanding indebtedness.
     On February 17, 2006 we issued a press release announcing that our subsidiary, CSL, was not proceeding with further investment in the Samgori (Block XI B) Production Sharing Contract (“Samgori PSC”) in Georgia and associated farm-in which became effective in April 2004, and accordingly we terminated our 50% interest in the Samgori PSC with effect from February 16, 2006.
     The net loss from discontinued operations, net of taxes for the year ended December 31, 2006 of $6,109,000 compares to an income of $187,000 for the year ended December 31, 2005 due to the activities of Tethys and CSL.
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
     Tethys recorded a loss from operations of $6,782,000 for the year ended December 31, 2006 compared to $416,000 for the year ended December 31, 2005. The increased loss in 2006 is mainly attributable to consolidating the results of Tethys for the full year in 2006 compared to consolidating the results of Tethys for the last six months only of 2005 and increased levels of professional fees and interest expense in 2006 compared to 2005.
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
     To confirm that the Ninotsminda PSC and the mineral usage license issued prior to the introduction in 1999 of the Petroleum Law were validly issued, in connection with its preparation of a convertible loan agreement with us, the International Finance Corporation, an affiliate of the World Bank received in November 1998 confirmation from the State of Georgia, that among other things:
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
     In 2002, a participation agreement for the three well exploration program on the Ninotsminda / Manavi area with AES was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. The Company therefore has no present obligations in respect of AES. However, under a separate letter of agreement, if gas from the sub Middle Eocene is discovered and produced from the exploration area covered by the participation agreement, AES with be entitled to recover at the rate of 15% of future gas sales from the sub Middle Eocene, net of operating costs, approximately $7,500,000, representing their prior funding under the participation agreement.
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
     At December 31, 2007, we had a contingent obligation to issue a maximum of 187,500 shares of common stock to Fielden Management Services PTY, Ltd (a third party management services company) upon satisfaction of conditions relating to the achievement of specified Stynawske Field project performance standards, an oil field in Ukraine in which we had a previous interest.
     In September 2004, a blow-out occurred at the N100 well on the Ninotsminda Field. Our insurers will cover 80% of the costs associated with the blow out up to a maximum cover of $2,500,000. We received $800,000 from our insurers in the second quarter of 2005 and $560,000 in the third quarter of 2006, in respect of costs incurred to date.
     The following table sets forth information concerning the amounts of payments due under specified contractual obligations for periods of less than one year, one to three years, three to five years and more than five years as at December 31, 2007:

Contractual Obligations	Due in less	Due in 1 to 3	Due in 3 to 5	Due in more
	than 1 year	years	years	than 5 years

Operating lease obligations	$461,655	654,029	134,188	117,415
Long term debt	-	15,250,000	-	-
Long term debt interest	1,737,000	2,207,400	-	-
Other long-term liabilities (1)	-	-	-	230,720

	$2,198,655	18,111,429	134,188	348,135

(1)	Other long-tem liabilities represent costs provided for future site restoration.

(2)	CanArgo has no contractual obligations in respect of capital leases or purchase obligations.
Related Party Transactions
     CanArgo’s ownership of Tethys was diluted in stages during the year ended December 31, 2007 from 100% ownership on December 31, 2006 through to disposing of its remaining shareholding on August 3, 2007. On June 27, 2007 Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange reducing the Company’s ownership to approximately 17.7% and Dr. David Robson stepped down from the position of Chief Executive Officer of the Company but remained as Chairman of the Company. Dr David Robson is Chairman, President and Chief Executive Officer of Tethys. CanArgo’s former Corporate Secretary, Elizabeth Landles, is Administration Director of Tethys. CanArgo and Tethys shared some common resources in 2007 including corporate secretarial and investor relations services.
     Dr. David Robson, Chief Executive Officer of CanArgo until June 27, 2007, provided all of his services to CanArgo through Vazon Energy Limited, a corporation organized under the laws of the Bailiwick of Guernsey (“Vazon”), of which he is the sole owner and Managing Director. In addition a management services agreement exists between CanArgo and Vazon Energy whereby the services of Mrs. Landles (former Corporate Secretary and Executive Vice President), amongst others, are provided to CanArgo. Approximately $775,000 was paid to Vazon in 2007 in respect of these services which included ‘flow through’ costs for employees and consultants.
     On February 7, 2008, we announced that Dr. David Robson had tendered his resignation from the positions of Non-Executive Chairman and Non-Executive Director of the Board of CanArgo with immediate effect. Vazon received a payment of approximately $60,000 in settlement of the remaining six month advance notice period required under Dr. Robson’s service agreement. In addition, the expiration of Dr. Robson’s outstanding stock options was extended until December 31, 2008.
     Effective February 11, 2008, Elizabeth Landles, resigned from the position of Corporate Secretary and Executive Vice President of the Company. In accordance with the terms of her service agreement, Ms Landles will continue to work with the Company throughout a three month notice period at her current salary but in the capacity of Assistant Corporate Secretary.
     Mr. Russell Hammond, a non-executive director of CanArgo and Tethys, is also an investment advisor to Provincial Securities Limited who became a minority shareholder in the Norio PSA through a farm-in agreement to the Norio MK72 well. On September 4, 2003 we concluded a deal to purchase Provincial Securities Limited’s minority interest in CanArgo Norio Limited by a share swap for shares in CanArgo. Provincial Securities Limited received 2,234,719 shares of CanArgo common stock in relation to the transaction. Provincial Securities Limited also had an interest in Tethys Petroleum Limited which was sold in June 2005 to us by a share exchange for shares in CanArgo. Provincial Securities Limited received 5,500,000 shares of CanArgo common stock in relation to the transaction. Mr Hammond did not receive any compensation in connection with these transactions and disclaims any beneficial ownership of Provincial Securities Limited or any of the Company’s common stock owned by Provincial Securities Limited.
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
     Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties and (3) estimates of future dismantlement and restoration costs.
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
     Foreign Operations
     Our future operations and earnings will depend upon the results of our operations in Georgia. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on the our financial position, results of operations and cash flows. Also, the success of our operations will be subject to numerous contingencies, some of which are beyond management control. These contingencies include general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, specifically those in Georgia, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and regulations.
Recently Issued Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has evaluated SFAS No. 157 and has determined that it will not have a material impact on its Consolidated Financial Statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its Consolidated Financial Statements.
     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.
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

     Assuming the same production in 2008 as 2007 but decreasing the net oil price we receive from sales by $5.00 and $10.00 respectively would change the total annual revenue from oil sales as follows. The total annual revenue from oil sales for 2007 based on an average net oil price received of $67.97 was approximately $7,144,000. If the average net oil price received was $5.00 less at $62.97 then the total annual revenue from oil sales would be reduced by approximately $526,000 to approximately $6,618,000. If the average net oil price received was reduced by $10 per barrel then the total annual revenue from oil sales realised would be reduced by approximately $1,051,000 to approximately $6,093,000, assuming all other factors are constant.
     Assuming constant oil prices a reduction in annual production by 20% and 50% would have the following effect on total annual revenues. In 2007 total oil sales were 105,111 bbls of oil producing revenue of approximately $7,144,000. If this was reduced by 20% then the annual revenue from oil sales would be reduced to approximately $5,715,000. If the total annual oil sales were reduced by 50% or 52,555 bbls then the total annual revenue from oil sales would be approximately $3,572,000, assuming all other factors are constant.

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
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in the rules promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting procedures (“GAAP”) and includes those policies and procedures that:
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

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
     Under the supervision and with the participation of our management, including our principal executive, financial and accounting officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by L J Soldinger Associates, LLC, an independent registered public accounting firm, as stated in their report as set forth at the end of this section.
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. As of December 31, 2007, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2007 and that we have material weaknesses in each of the following areas:
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of CanArgo Energy Corporation
     We have audited CanArgo Energy Corporation’s internal control over financial reporting as of 31 December 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). CanArgo Energy Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
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
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of CanArgo Energy Corporation and our report dated 13 March 2008 expressed an unqualified opinion.
     These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated 13 March 2008 on those financial statements.

     In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, CanArgo Energy Corporation has not maintained effective internal control over financial reporting as of 31 December 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
L J Soldinger Associates LLC
Deer Park, Illinois USA
13 March, 2008

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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2008 Annual Meeting of Stockholders and filed with the SEC within 120 days after the close of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2008 Annual Meeting of stockholders and filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2008 Annual Meeting of Stockholders and filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2008 Annual Meeting of Stockholders and filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item is hereby incorporated by reference from our definitive proxy statement to be mailed to stockholders in connection with our 2008 Annual Meeting of Stockholders and filed with the SEC within 120 days after the close of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
     The following financial statements and related notes of the Company contained on pages F-1 through F-60 are filed as part of this Report:
Reports of Independent Auditors
Consolidated Balance Sheets — December 31, 2007 and 2006.
Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005.
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005.
Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2007, 2006 and 2005.
Notes to Consolidated Financial Statements
(2) Financial Statements Schedules
None
     All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.
(b) Exhibits

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(1)	Engagement Agreement with Sundal Collier & Co ASA dated August 13, 2001. (Incorporated herein by reference from Post-Effective Amendment No. 2 to Form S-1 Registration Statement, File No. 333-85116 filed on September 10, 2002)).

1(2)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier, Norge ASA and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 2 to Registration Statement on Form S-3 filed August 31, 2004 (Reg. No. 333-115645)).

1(3)	Placement Agent Agreement dated September 22, 2004 by and between ABG Sundal Collier Inc. and CanArgo Energy Corporation (Incorporated herein by reference from Amendment No 1 to Registration Statement on Form S-3 filed July 1, 2004 (Reg. No. 333-115645)).

1(4)	Engagement letter between ABG Sundal Collier Norge ASA and CanArgo Energy Corporation dated March 23, 2004 (Incorporated herein by reference from September 30, 2004 Form 10-Q).

1(5)	Mandate Agreement dated September 19, 2006 by and among CanArgo Energy Corporation, Terra Securities ASA and Orion Securities ASA as amended by Addendum No. 1 dated September 21, 2006. (Incorporated herein by reference from December 31, 2006 Form 10-K).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).

3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K dated June 11, 2007).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(5)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(6)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(7)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(8)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).

4(9)	Subscription letter agreement dated as of August 10, 2007 to offer the right to subscribe for an aggregate of 2,500,000 shares of common stock, of the Company and an aggregate of 5,000,000 common stock purchase warrants (Incorporated by reference from Form 8-K dated August 14, 2007).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(14)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company

Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(15)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(16)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(17)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(18)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).

10(19)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006)

10(20)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).

10(21)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).

10(22)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(23)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).

10(24)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).

10(25)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(26)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(27)	Tethys Shareholders Agreement dated as of January 24, 2007 by and among CanArgo Limited, the Investors party thereto and Tethys Petroleum Limited (Incorporated herein by reference from December 31, 2006 Form 10-K).

10(28)	Share Exchange Agreement relating to BN Munai LLP between Coin Investments Limited, Tethys Petroleum Limited and Tethys, Kazakhstan Limited (Incorporated herein by reference from

December 31, 2006 Form 10-K).

10(29)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(30)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(31)	Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and Persistency, including the form of the Persistency Compensatory Warrants to purchase up to 5 million shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(32)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(33)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(34)	Certificate of Discharge dated June 5, 2007 between Ingalls & Snyder LLC, Tethys Petroleum Limited and CanArgo Limited (Incorporated by reference from Form 8-K dated June 11, 2007).

10(35)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(36)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(37)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(38)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(39)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 18, 2007).

10(40)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K dated June 27, 2007).

*10(41)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K dated July 3, 2007).

*10(42)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K dated July 3, 2007).

10(43)	Letter Agreement With Agents (Incorporated by reference from Form 8-K dated July 11, 2007).

10(44)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jennings Capital Inc (Incorporated by reference from Form 8-K dated July 27, 2007).

10(45)	Amendment, Consent and Waiver Agreement dated as of August 9, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, and the Purchasers party thereto, including the form of the Senior Note Compensatory Warrants to purchase up to 17,916,667 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(46)	Amendment, Consent and Waiver Agreement dated as of August 13, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC and the Purchasers party thereto, including the form of the Subordinated Note Compensatory Warrants to purchase certain shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(47)	Transfer Agency and Service Agreement dated December 18, 2007 by and among CanArgo Energy Corporation, Computershare Trust Company, N.A. and Computershare, Inc (Incorporated by reference from Form 8-K dated December 28, 2007).

14	Code of Ethics (Incorporated herein by reference from December 31, 2004 Form 10-K).

21	List of Subsidiaries (Incorporated herein by reference from September 30, 2007 Form 10-Q).

†23(a)	Consent of LJ Soldinger Associates, LLC, Independent Public Accountants.

†23(c)	Consent of Oilfield Production Consultants (OPC) Limited, Independent Petroleum Consultants.

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CanArgo Energy Corporation
(Registrant)

By:	/s/Jeffrey Wilkins	Date: March 13, 2008
Chief Financial Officer and Director
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Vincent McDonnell	Date: March 13, 2008
Vincent McDonnell, Acting Chairman of the Board,
President, Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/Michael Ayre	Date: March 13, 2008
Michael Ayre, Director

By:	/s/Russell Hammond	Date: March 13, 2008
Russell Hammond, Director

EXHIBIT INDEX

†23(a)	Consent of L J Soldinger & Associates, LLC, Independent Public Accountants.

†23(c)	Consent of Oilfield Production Consultants (OPC) Limited, Independent Petroleum Consultants.

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.

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
The financial statements for 2007 and 2006 have been audited by the independent accounting firm of L J Soldinger Associates LLC, as indicated in their report. Management has made available to its outside auditors all the Company’s financial records and related data and minutes of directors’ and audit committee meetings.
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

/s/ Vincent McDonnell	/s/ Jeffrey Wilkins

Chief Executive Officer	Chief Financial Officer
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
CanArgo Energy Corporation
St Peter Port, Guernsey, British Isles
We have audited the accompanying consolidated balance sheets of CanArgo Energy Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CanArgo Energy Corporation as of December 31, 2007 and 2006, and its consolidated results of operations, changes in stockholders’ equity and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses since inception and does not have sufficient funds to execute its business plan or fund operations through the end of 2008. Management estimates its current cash will last through to the third quarter 2008. In addition, the Company is restricted from incurring additional debt obligations unless it receives permission from its current lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CanArgo Energy Corporation internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated 13 March, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.
L J SOLDINGER ASSOCIATES LLC
Deer Park, Illinois, USA
March 13, 2008

CANARGO ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,
	2007	2006
	(Expressed in United States dollars)
ASSETS

Current Assets
Cash and cash equivalents	$6,869,381	$14,689,289
Restricted cash	—	299,777
Accounts receivable	379,268	503,953
Crude oil inventory	373,770	452,500
Prepayments	311,537	2,254,563
Assets to be disposed	71,294	5,965,341
Other current assets	167,404	163,561

Total current assets	$8,172,654	$24,328,984

Non Current Assets
Prepaid financing fees	74,804	288,632
Assets to be disposed	—	24,560,166

Capital assets, net (including unevaluated amounts of $9,444,742 and $55,097,099, respectively)	51,304,619	87,307,700

Total Assets	$59,552,077	$136,485,482

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$481,665	$3,672,731
Deferred revenue	—	484,515
Accrued liabilities	6,639,887	6,918,468
Liabilities to be disposed	336,446	1,625,282

Total current liabilities	$7,457,998	$12,700,996

Long term debt	11,697,231	37,264,270
Other non current liabilities	37,778	1,260,079
Provision for future site restoration	230,720	205,200
Liabilities to be disposed	—	3,566,055

Total Liabilities	$19,423,727	$54,996,600

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized — 500,000,000 shares at December 31, 2007 and 375,000,000 at December 31, 2006; shares issued, issuable and outstanding — 242,120,974 at December 31, 2007 and 237,145,974 at December 31, 2006	24,212,096	23,714,596
Capital in excess of par value	245,316,295	233,397,113
Accumulated deficit	(231,519,571)	(177,742,357)

Total stockholders’ equity	$38,008,820	$79,369,352

Total Liabilities, Temporary Equity and Stockholders’ Equity	$59,552,077	$136,485,482

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Operations and Comprehensive Loss

	For Year Ended December 31,
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$7,208,666	$6,526,660	$5,278,912

	7,208,666	6,526,660	5,278,912

Operating Expenses:
Field operating expenses	1,370,153	1,702,679	1,109,588
Direct project costs	662,798	811,795	1,084,330
Selling, general and administrative	7,163,951	9,732,142	10,824,494
Depreciation, depletion and amortization	2,592,531	3,798,727	3,275,553
Impairment of oil and gas properties, ventures and other assets	42,000,000	39,000,000	—

	53,789,433	55,045,343	16,293,965

Operating Loss from Continuing Operations	(46,580,767)	(48,518,683)	(11,015,053)

Other Income (Expense):
Interest income	315,302	426,816	829,895
Interest and amortization of debt discount and expense	(6,208,660)	(5,112,471)	(1,899,522)
Loss/Cost on debt extinguishment	(12,127,494)	—	—
Foreign exchange gains (losses)	(73,863)	(314,853)	(230,176)
Other	(639,104)	(912,506)	(52,618)
Equity Loss from investments	—	—	(155,016)

Total Other Expense	(18,733,819)	(5,913,014)	(1,507,437)

Loss from Continuing Operations Before Taxes	(65,314,586)	(54,431,697)	(12,522,490)
Income taxes	—	—	—

Loss from Continuing Operations	(65,314,586)	(54,431,697)	(12,522,490)

Net Income (Loss) from Discontinued Operations, net of taxes	11,537,372	(6,109,154)	187,176

Net Loss	$(53,777,214)	$(60,540,851)	$(12,335,314)

Weighted average number of common shares outstanding
— Basic	239,442,275	227,001,672	211,586,953

— Diluted	239,442,275	227,001,672	211,586,953

Basic Net Income (Loss) Per Common Share
— from continuing operations	$(0.27)	$(0.24)	$(0.06)
— from discontinued operations	$0.05	$(0.03)	$0.00

Basic Net Income (Loss) Per Common Share	$(0.22)	$(0.27)	$(0.06)

Diluted Net Income (Loss) Per Common Share
— from continuing operations	$(0.27)	$(0.24)	$(0.06)
— from discontinued operations	$0.05	$(0.03)	$0.00

Diluted Net (Income) Loss Per Common Share	$(0.22)	$(0.27)	$(0.06)

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Cash Flows

	For Year Ended December 31,
	2007	2006	2005
	(Expressed in United States dollars)
Operating activities:
Net Loss	(53,777,214)	(60,540,851)	(12,335,314)
Net income (loss) from discontinued operations, net of taxes and minority interest	11,537,372	(6,109,154)	187,176

Loss from continuing operations	(65,314,586)	(54,431,697)	(12,522,490)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	627,791	1,924,076	2,374,578
Non-cash interest expense and amortization of debt discount	4,445,716	3,543,938	1,277,878
Non-cash debt extinguishment expense	12,127,494	—	—
Common stock issued for services	—	—	53,600
Non-cash miscellanous expenses	—	—	193,000
Depreciation, depletion and amortization	2,592,531	3,831,472	3,275,553
Impairment of oil and gas ventures and other assets	42,000,000	39,000,000	—
Equity loss (income) from investments	—	—	155,016
Gain on disposition of assets	138,157	—
Allowance for doubtful accounts	—	—	145,829
Trading gain on securities	1,624,732	—
Changes in assets and liabilities:
Restricted cash	299,777	2,881,895	(1,781,672)
Accounts receivable	124,685	(892,782)	1,299,761
Inventory	78,730	433,750	(632,392)
Prepayments	254,699	12,911	(202,801)
Other current assets	(3,843)	(12,849)	(178,323)
Accounts payable	(703,498)	785,178	400,540
Deferred revenue	(484,515)	484,515	(3,081,367)
Accrued liabilities	429,400	(76,490)	(548,391)

Net cash used by continuing operating activities	(1,762,730)	(2,516,083)	(9,771,681)

Investing activities:
Capital expenditures	(11,710,714)	(24,338,874)	(29,957,341)
Proceeds from disposition of assets	500,000	—	—
Acquisitions, net of cash acquired	—	—	609,553
Proceeds from disposition of security investments	—	—	—
Change in oil and gas supplier prepayments	1,688,327	(1,056,388)	2,395,671

Net cash used in investing activities	(9,521,847)	(25,395,262)	(26,952,117)

Financing activities:
Proceeds from sale of common stock	3,560,600	17,267,280	4,429,303
Share issue costs	—	(1,146,237)	(191,876)
Proceeds from loans	—	23,000,000	39,237,000
Repayment of loans	—	—	(7,200,000)
Deferred loan costs	—	(235,925)	(385,630)

Net cash provided by financing activities	3,560,600	38,885,118	35,888,797

Discontinued activities:
Net cash generated by operating activities	(97,782)	(6,225,093)	1,502,892
Net cash used in investing activities	(1,761,409)	(11,783,380)	(6,744,380)
Net cash provided by financing activities	—	4,946,692	—

Net cash flows from assets and liabilities held for sale and to be disposed	(1,859,192)	(13,061,781)	(5,241,488)

Net increase (decrease) in cash and cash equivalents	(9,583,169)	(2,088,008)	(6,076,489)
Cash and cash equivalents, beginning of period	16,452,550	18,540,558	24,617,047
Amounts reclassified to discontinued operations	(1,763,261)	(438,751)	—
Cash and cash equivalents, beginning of period as stated	14,689,289	18,101,807	24,617,047

Cash and cash equivalents, end of period	$6,869,381	$16,452,550	$18,540,558

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders’
	Issuable	Par Value	Capital	Expense	Deficit	Equity
	Expressed in United States Dollars
Total, December 31, 2004	195,212,089	$19,521,208	$183,418,338	$(1,976,102)	$(104,866,192)	$96,097,252
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	380,836	38,084	469,514			507,598
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	335,653	33,565	458,837			492,402
Exercise of stock options	1,067,833	106,783	255,850			362,633
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	344,758	34,476	498,072			532,548
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	370,599	37,060	562,940			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	381,170	38,117	561,883			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	495,745	49,574	550,426			600,000
Exercise of stock options	1,570,000	157,000	11,000			168,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	552,639	55,264	544,736			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	473,634	47,363	552,637			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	837,054	83,705	516,295			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	813,670	81,367	518,633			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	872,854	87,285	512,715			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	847,458	84,746	515,254			600,000
Shares Issueable pursuant to consultancy agreement (CEOCast)	80,000	8,000	45,600			53,600
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	801,068	80,107	519,893			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	812,348	81,235	518,765			600,000
Shares Issued pursuant to Tethys buy-out	11,000,000	1,100,000	7,260,000			8,360,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	639,591	63,959	536,041			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	596,421	59,642	540,358			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	613,246	61,325	538,675			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	630,120	63,012	536,988			600,000
The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity — continued

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders’
	Issuable	Par Value	Capital	Expense	Deficit	Equity
	Expressed in United States Dollars
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	669,568	66,957	533,043			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	761,325	76,133	523,867			600,000
Shares Issued pursuant to Standby Equity Distribution agreement (Cornell Capital)	783,188	78,319	521,681			600,000
Exercise of stock options	360,000	36,000	481,320			517,320
Exercise of stock options	284,000	28,400	352,950			381,350
Stock based compensation under SFAS 148	—	—	1,222,625	(244,297)		978,328
Share issue costs	—	—	(1,186,633)			(1,186,633)
Net Loss	—	—	—		(12,335,314)	(12,335,314)

Total, December 31, 2005	222,586,867	$22,258,685	$202,892,303	$(2,220,399)	$(117,201,506)	$105,729,083

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

The accompanying notes are an integral part of the consolidated financial statements

CANARGO ENERGY CORPORATION
Consolidated Statements of Stockholders’ Equity — continued

	Common Stock
	Number of
	Shares		Additional	Deferred		Total
	Issued and		Paid-In	Compensation	Accumulated	Stockholders
	Issuable	Par Value	Capital	Expense	Deficit	Equity

Total, December 31, 2006	237,145,974	$23,714,596	$233,397,113	$0	$(177,742,357)	$79,369,352

Stock based compensation under SFAS 123R	—	—	627,791	—	—	627,791
Issue of shares under Exercise of Warrants	1,000,000	100,000	530,000	—	—	630,000
Additional discount recorded for issue of warrants to purchase 5 million shares persuant to a loan agreement			237,875			237,875
Exercise of stock options	1,475,000	147,500	283,100			430,600
Discount recorded for Issue of compensatory warrants to purchase 5 million shares persuant to the modification to a loan agreement			1,283,500			1,283,500
Discount recorded for Issue of compensatory warrants to purchase 11,111,111 shares persuant to the modification to a loan agreement			2,953,333			2,953,333
Shares Issued persuant to private placement August 2007	2,500,000	250,000	2,250,000			2,500,000
Discount recorded for Issue of compensatory warrants to purchase 17,916,667 shares persuant to the modification to a loan agreement			3,180,208			3,180,208
Discount recorded for Issue of compensatory warrants to purchase 3,750,000 shares persuant to the modification to a loan agreement			573,375			573,375
Net Loss	—	—	—	—	(53,777,214)	(53,777,214)

Total, December 31, 2007	242,120,974	$24,212,096	$245,316,295	$0	$(231,519,571)	$38,008,820

The accompanying notes are an integral part of the consolidated financial statements

NOTE 1 — NATURE OF OPERATIONS AND GOING CONCERN
     CanArgo Energy Corporation, headquartered in Guernsey, British Isles, and its consolidated subsidiaries (collectively “CanArgo”, “we”, “our”, “us”), is an integrated oil and gas company operating predominately within Georgia. Our principal activity is the acquisition of interests in and development of crude oil and natural gas fields.
     Our ability to continue to pursue our principal activities of acquiring interests in and developing oil and gas fields is dependent upon generating funds from internal sources, external sources and, ultimately, maintaining sufficient positive cash flows from operating activities. Our financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The Company incurred net losses from continuing operations to common stockholders of approximately $65,315,000 $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount, extinguishment of debt and stock-based compensation of approximately $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005 respectively.
     In the years ended December 31, 2007 and 2006, the Company’s revenues from its Georgian operations did not cover the costs of its operations. At December 31, 2007 the Company had unrestricted cash and cash equivalents available for general corporate use or for use in the Georgian operations of approximately $6,869,000. In 2007 the Company experienced a net cash outflow from operations of approximately $1,800,000 in Georgia. In addition, the Company has a planned capital expenditure budget in 2008 of approximately $12,000,000 in Georgia. The exploration and development wells currently undergoing or waiting to undergo production testing in Georgia currently do not produce enough commercially available quantities of oil and or gas and the Company will not have sufficient working capital and may have to delay or suspend its capital expenditure plans and possibly make cutbacks in its operations. There are no assurances the Company could raise additional sources of equity financing and the covenants contained in the Note Purchase Agreements to which the Company is a party (see Note 9 of the consolidated financial statements) restrict the Company from incurring additional debt obligations unless it receives consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.
     Consequently, the aforementioned items raise substantial doubt about the Company’s ability to continue as a going concern.
     We currently have sufficient cash on hand to support our operations through to the third quarter 2008. In order to fund our planned capital expenditure program and to continue our operations after the third quarter 2008, we need to raise substantial funds. As noted elsewhere we are pursuing raising additional funds through -private placements of our equity or debt securities or a possible rights offering to shareholders. We are also actively pursuing the farming out a number of our exploration projects. We are required under the covenants of our existing Convertible Notes to obtain the approval of a majority of our debt holders in order to incur additional indebtedness in excess of $2.5 million, which approval we cannot guarantee. In the event we attempt to raise funds through an equity offering, we would more than likely be required to offer our equity securities at a substantial discount to the current public market price in order to attract investors. In the event that we were to do so, provisions in our outstanding Convertible Notes and Warrants would cause their exercise prices to reset to the lower price in any offering. If low enough, this could effect a significant dilution to current shareholders or possibly to a change of control event.
     There can be no assurance of our success in raising these funds. In the event that we are unable to raise additional funds on terms acceptable to us, we will be required to significantly curtail our operations in Georgia and to abandon our currently planned capital expenditure program.
     The Company’s ability to continue as a going concern is dependent upon raising capital through debt and equity financing on terms desirable to the Company. If the Company is unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favorable to the Company, management will be required to delay, scale back or eliminate its well development program or license third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish its interest in the properties or in the extreme situation, cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
     Management believes that it is reasonably possible the following material estimates affecting the financial statements could significantly change in the coming year: (1) estimates of proved oil and gas reserves, (2) estimates as to the expected future cash flow from proved oil and gas properties and (3) estimates of future dismantlement and restoration costs.
Cash and Cash Equivalents
     Cash and cash equivalents include all liquid investments with an original maturity of three months or less.
Fair Value of Financial Instruments
     The carrying amounts reflected in the consolidated balance sheets for cash and equivalents, short-term receivables and short-term payables approximate their fair value due to the short maturity of the instruments. For the balances in 2007, the carrying value of $11,697,231 of long-term debt reflects discounts for the value of detachable warrants and beneficial conversion features, net of amortization, of $3,552,769. The face amount of long-term debt outstanding as of December 31, 2007 was $15,250,000. For the balances in 2006, the carrying value of $37,264,271 of long-term debt reflects discounts for the value of detachable warrants and beneficial conversion features, net of amortization, of $10,735,729. The face amount of long-term debt outstanding as of December 31, 2006 was $48,000,000. Please refer to Note 9 Loans Payable and Long Term Debt for a more detailed discussion of the accounting treatment of the long-term debt.
Concentration of Credit Risk
     Although our accounts receivable are exposed to potential credit loss, we do not believe such risk to be significant.
     During the year ended December 31, 2007, oil produced in Georgia was sold to two customers with sales to each of these customers representing more than 10% of revenues. During the year ended December 31, 2006, oil produced in Georgia was sold to two customers with sales to one of these customers representing more than 10% of revenues. During the year ended December 31, 2005, oil produced in Georgia was sold to four customers with sales to two of these customers representing more than 10% of revenues.

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
     Oil And Gas Properties — CanArgo accounts for oil and gas properties and interests under the full cost method. Under the full cost method, all acquisition, exploration and development costs, including certain directly related employee costs incurred for the purpose of finding oil and gas are capitalized and accumulated in pools on a country–by–country basis. Capitalized costs include the cost of drilling and equipping productive wells, including the estimated costs of dismantling and abandoning these assets, dry hole costs, lease acquisition costs, seismic and other geological and geophysical costs, delay rentals and costs related to such activities. Employee costs associated with production and other operating activities and general corporate activities are expensed in the period incurred.
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
     Discontinued operations — We recognize revenues when hydrocarbons have been produced and delivered and payment is reasonably assured.
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
Dismantlement, Restoration and Environmental Costs
     Effective January 1, 2003, we recognize liabilities for asset retirement obligations associated with tangible long-lived assets, such as producing well sites, with a corresponding increase in the related long-lived asset. The asset retirement cost is depleted along with the property and equipment in the full cost pool. The asset retirement obligation is recorded at fair value and accretion expense, recognized over the life of the property, increases the liability to its expected settlement value. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded for both the asset retirement obligation and the asset retirement cost. As at December 31, 2007 and December 31, 2006, the asset retirement obligation, which is included on the consolidated balance sheet in provision for future site restoration, was $230,000 and $205,000, respectively.

	2007	2006

Beginning balance, January 1	$205,000	$167,000
New obligations incurred in 2007	—	21,000
Liabilities settled in 2007	—	—
Accretion of expense	20,000	22,000
Revision in estimates, including timing	5,000	(5,000)

Balance at December 31	230,000	205,000

Stock-Based Compensation Plans
     Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). Generally, the fair value approach in

SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, we used the Black-Scholes option pricing model to estimate the fair value of stock options granted to employees. We adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. We also elected to continue to estimate the fair value of stock options using the Black-Scholes-option pricing model. Total compensation cost related to non-vested awards not yet recognized was approximately $140,950 as of December 31, 2007 and the weighted average period over which this cost will be recognized is approximately 6 months.
Recently Issued Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has evaluated SFAS No. 157 and has determined that it will not have a material impact on its Consolidated Financial Statements.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.
     In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its Consolidated Financial Statements.
     The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operations, financial position and cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on current or future earnings or operations.

NOTE 3 — RESTRICTED CASH
     Restricted cash consisted of the following at December 31:

	2007	2006
Restricted Cash — Secured deposits	$—	$299,777

	$—	$299,777

     In the third quarter of 2005, we deposited approximately $300,000 to secure the issuance of a letter of credit as required under the drilling contract we entered into with Baker Hughes International. This deposit became unrestricted in January 2007.
NOTE 4 — ACCOUNTS RECEIVABLE
     Accounts receivable consisted of the following at December 31:

	2007	2006

Trade receivables before allowance for doubtful debts	$208,732	$—
Insurance receivable	—	474,665
Other receivables	170,536	29,288

	$379,268	$503,953

     Bad debt expense for 2007, 2006 and 2005 was nil, nil and $145,829 respectively, and is reflected under other income in the statement of operations.
     The trade receivable of $208,732 at December 31, 2007 related to a partial amount owed from an oil sale and was received in full in January 2008.
     Included in other receivables of $170,536 is an amount of $106,585 due from Tethys Petroleum Limited (“Tethys”) for Tethys selling, general and administrative expenses paid by the Company after we sold our entire Tethys shareholding. The amount owed by Tethys was settled in full in February 2008.
     In the second quarter of 2006 we filed a claim with our insurance carrier for recovery of drilling equipment lost in the Manavi 12 well. As of December 31, 2006, $474,665 was recorded as a receivable in connection with this claim. This claim was settled in full by our insurance carrier in February 2007.

NOTE 5 — INVENTORY
     Inventory of crude oil consisted of the following at December 31:

	2007	2006
Crude oil	$373,770	$452,500

	$373,770	$452,500

NOTE 6 — PREPAYMENTS
     Prepayments consisted of the following at December 31:

	2007	2006

Drilling Contractors	$161,297	$1,849,624
Financing Fees	46,721	157,372
Other	103,519	247,567

	$311,537	$2,254,563

NOTE 7 — CAPITAL ASSETS
     Capital assets, net of accumulated depletion, depreciation and amortization (“DD&A”) and impairment, include the following at December 31, 2007:

		Accumulated	Net
		DD&A	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$145,983,558	$(111,567,391)	$34,416,167
Unproved properties	9,444,742	—	9,444,742

	155,428,300	(111,567,391)	43,860,909

Property and Equipment
Oil and gas related equipment	10,938,820	(3,816,173)	7,122,647
Office furniture, fixtures and equipment and other	1,125,733	(804,670)	321,063

	12,064,553	(4,620,843)	7,443,710

	$167,492,853	$(116,188,234)	$51,304,619

     Capital assets, net of accumulated depletion, depreciation and amortization and impairment (“DD&A”), include the following at December 31, 2006:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$91,539,624	$(67,608,087)	$23,931,537
Unproved properties	55,097,099	—	55,097,099

	146,636,723	(67,608,087)	79,028,636

Property and Equipment
Oil and gas related equipment	13,474,127	(5,598,712)	7,875,415
Office furniture, fixtures and equipment and other	1,027,289	(623,640)	403,649

	14,501,416	(6,222,352)	8,279,064

	$161,138,139	$(73,830,439)	$87,307,700

     We expensed $2,592,531, $3,798,727 and $3,275,553 in respect of depletion, depreciation and amortization for the years ended December 31, 2007, 2006 and 2005, respectively.
     Depletion per Barrel of Oil Equivalent on a Units of Production basis was $1,959,304 ($18.04), $3,174,586 ($45.57) and $2,651,053 ($18.67) for the years ended December 31, 2007, 2006 and 2005, respectively. All production in the periods presented related to Georgia. Production from our Samgori Field attracted depletion from the date of acquisition in April 2004 to December 31, 2005. Production from our Ninotsminda Field attracted depletion for all years presented.
     During 2007 we transferred approximately $3,800,000 of capital asset costs, into the full cost pool from unproved properties, relating to the plugging and abandoning of the Kumisi #1 well drilled and tested in 2007. As a result of performing our annual assessment of costs classified as unproved property to determine if they should be transferred to the cost pool, we determined that approximately $49,100,000 of further costs principally relating to the drilling of exploration wells at the Manavi and Norio Fields should be moved to the cost pool. We considered a number of factors in our evaluation including the length of time that these costs remained classified as unproved property.
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
     As a result of application of the ceiling test limitation, CanArgo recorded a write-down of oil and gas properties, relating to Georgia, of $42,000,000 in 2007 and $38,400,000 in 2006. In 2005, CanArgo did not need to write-down oil and gas properties due to the ceiling test.
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
     We plan to test a portion of our unproved properties for oil and gas in 2008. In the event that we do not find oil and gas, we could incur substantial impairments were the amounts to exceed our ceiling test.
Costs Not Being Amortised
     Oil and gas property costs not being amortized at December 31, 2007, for both Georgia by year that the costs were incurred are as follows:

Year Ended December 31:			Total
	Exploration	Acquisition	Capital
2007	$3,620,091	$—	$3,620,091
2006	—	—	—
2005	—	—	—
Prior	2,299,003	3,525,648	5,824,651

	$5,919,094	$3,525,648	$9,444,742

     During 2007 we transferred $3,841,159 of capital asset costs, into the full cost pool from unproved properties, relating to the plugging and abandoning of the Kumisi #1 well drilled and tested in 2007. As a result of the performing our annual assessment of costs classified as unproved property to determine if they should be transferred to the cost pool, we determined that approximately $49,100,000 of further costs principally relating to the drilling of exploration wells at the Manavi and Norio Fields should be moved to the cost pool. We considered a number of factors in our evaluation including the length of time that these costs remained classified as unproved property.
     Unevaluated costs as at December 31, 2007 include $5,620,091 for the Ninotsminda Field. $2,000,000 was allocated to the Cretaceous on acquisition prior to 2003. An appraisal well, M12, was drilled in 2006, tested in 2007 and now awaits further testing after the successful acid fracturing operation.
     Unevaluated costs as at December 31, 2007 include $22,500 for the Norio Field.
     Unevaluated costs as at December 31, 2007 include $3,802,151 for the Nazvrevi Field. $2,695,145 was allocated to the Field on acquisition prior to 2003. It also includes the significant Kumisi Cretaceous gas where we commenced drilling in February 2007.
Property and Equipment
     “Property and Equipment, Oil and gas related equipment” includes related equipment currently in use by us in the development of the Ninotsminda Field.

NOTE 8 — PREPAID FINANCING FEES
     Prepaid financing fees at December 31:

	2007	2006

Commission and Professional fees	$74,804	$288,632

	$74,804	$288,632

     Prepaid financing fees as at December 31, 2007 are corporate finance fees incurred in respect of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010, with a group of investors, discussed in Note 9, which are to be amortized as interest payable over the term of the loans. Professional fees of $135,948 were amortized on a straight-line basis in 2007 in connection with the Notes. There was additional amortization incurred in 2007 when one of the notes was retired.
     Prepaid financing fees as at December 31, 2006 are corporate finance fees incurred in respect of the private placement of a $25,000,000 issue of Senior Convertible Secured Notes due July 25, 2009, a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009, and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 with a group of investors, discussed in Note 9 and which are to be amortized as interest expense over the term of the loans. Professional fees of $133,238 were amortized on a straight-line basis in 2006 in connection with the Notes.
NOTE 9 — LOANS PAYABLE AND LONG TERM DEBT
     Loans payable at December 31 consisted of the following:

	2007	2006
Long term debt
Senior Secured Convertible Loan Notes	$—	$25,000,000
Senior Subordinated Convertible Guaranteed Loan Notes	4,650,000	13,000,000
12% Subordinated Convertible Guaranteed Loan Notes	10,600,000	10,000,000
Unamortized debt discount	(3,552,769)	(10,735,730)

Long term debt	$11,697,231	$37,264,270

     The maturities of long-term borrowings at December 31, 2007, was as follows:

	2008	2009	2010	2011	2012

Repayments due	$—	$4,650,000	$10,600,000	$—	$—

	$—	$4,650,000	$10,600,000	$—	$—

     In order to ensure timely procurement of long lead items for our drilling program in Georgia and for working capital purposes, we have entered into a number of loan agreements of which those outstanding during 2007 are described below. For the years ended December 31, 2007 and December 31, 2006 we paid interest in respect of these loans of $1,762,944 and $3,426,167 respectively.
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

•	in order to compensate the Senior Noteholders for giving up the aforesaid rights, CanArgo issued to the Senior Noteholders in the aggregate warrants to purchase up to 17,916,667 shares of common stock, par value $0.10 per share, at an exercise price of $1.00 per share, subject to adjustment, expiring at the close of business on December 6, 2007 (the “Senior Note Compensatory Warrants”); and

•	accordingly, CanArgo and the Senior Noteholders amended the Note Purchase Agreement and the Senior Secured Notes to give effect to the foregoing.

•	the warrants to purchase up to 17,916,667 shares of common stock expired on December 6, 2007.
     We used the following assumptions to determine the fair value of the Senior Note Compensatory Warrants:

Additional Loan
Stock price on date of grant	$0.89
Risk free rate of interest	4.64%
Expected life of warrant — months	5
Dividend rate	—
Historical volatility	92%
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
     The proceeds of this financing, after the payment of all placing expenses and professional fees of approximately $150,000, have been used to fund the development of the Kyzyloi Gas Field in Kazakhstan and on the commitment exploration programs in Kazakhstan through Tethys, the former wholly owned subsidiary of CanArgo which held CanArgo’s former Kazakhstan assets. See Note 17.
     Pursuant to the provisions of Emerging Issue Task Force 86-15: “Increasing-Rate Debt”, the Company recognizes interest expense using the effective interest rate method, which results in the use of a constant interest rate for the life of the Subordinated Notes. The effective interest rate is approximately 8.3% per annum. The difference between the interest computed using the actual interest rate in effect (3% per annum to December 31, 2006 and 10% from January 1, 2007) and the effective interest rate (8.3% per annum) totalled $114,328 as of December 31, 2007 of which $76,550 has been included as an accrued liability and $37,778 has been accrued as a non-current liability.
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
Warrants. The Subordinated Note Warrants were to expire on March 3, 2008 or such sooner date at the election of the Company and upon at least 30 days prior written notice in the event that the Manavi M12 well indicated, by an independent engineering report, sustainable production, if developed, in excess of 7,500 barrels of oil per day, and were exercisable at an exercise price of $1.00 per share (“Exercise Price”) (this exercise price having been reset to $1.00 from $1.37 following the issue of the 12% Subordinated Notes), subject to adjustment in connection with any stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or any similar transaction, in which case the Exercise Price and number of Subordinated Note Warrant Shares were to be appropriately adjusted to reflect any such event, such that the holders of the Subordinated Note Warrants would receive upon exercise the identical number of shares of common stock or other consideration or property to be received by the holders of the common stock as if the holders had exercised the Subordinated Note Warrants immediately prior to any such event as such amount would then be adjusted by reason of such stock split, stock dividend, reverse stock split, reclassification, recapitalization, combination, merger, consolidation or other similar transaction. If CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, the Exercise Price would have been reset to such lower price; provided, however, in no event shall the number of Subordinated Note Warrant Shares issuable upon exercise cause Subordinated Note Warrant holders to collectively own in excess of 19.9% of the shares of CanArgo common stock outstanding as of March 3, 2006 absent shareholder approval in accordance with applicable stock exchange requirements. No fractional shares of common stock would have been issued upon any exercise; instead the Exercise Price would have been appropriately adjusted so that holders shall receive the nearest whole number of shares upon any conversion. The Subordinated Note Warrants expired on March 3, 2008.

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
     As an inducement for Persistency to convert its $5 million in aggregate principal amount of Subordinated Notes into Tethys common stock, the Company agreed to issue to Persistency 5,000,000 warrants (the “Subordinated Notes Conversion Compensation Warrants ”) to purchase CanArgo common stock at an exercise price of $1 per common share in transactions intended to qualify for an exemption from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation D promulgated thereunder.

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
     Amendment, Consent and Waiver to Note and Warrant Purchase Agreement dated March 3, 2006: On August 13, 2007, CanArgo entered into an Amendment, Consent and Waiver Agreement with the holders of the Subordinated Notes (the “Subordinated Noteholders”), pursuant to which:
•	it was agreed that the balance standing to the credit of the Escrow Account (referred to above in the section entitled “Amendment, Consent and Waiver to Note Purchase Agreement dated July 25, 2005) as at the relevant repayment date would be used to repay part of the outstanding Subordinated Notes;

•	the aggregate principal amount of the Subordinated Notes to be repaid pursuant to the Amendment, Consent and Waiver Agreement would be calculated in accordance with the terms of that agreement (such amount of Subordinated Notes the “Repayment Subordinated Notes”);

•	the Subordinated Noteholders agreed that, notwithstanding the date of the Amendment, Consent and Waiver Agreement, interest on the Repayment Subordinated Notes (but not the remaining Subordinated Notes) would cease to accrue as of (but including) August 14, 2007;

•	by waiving the notice period which CanArgo would otherwise be required to give the Subordinated Noteholders of an early repayment of the Repayment Subordinated Notes and by agreeing to a variation of the interest provisions attaching to the Repayment Subordinated Notes the Subordinated Noteholders effectively gave up (a) certain rights to convert their Repayment Subordinated Notes into common stock of CanArgo as an alternative to accepting repayment of the Repayment Subordinated Notes and (b) the right to receive interest on the Repayment Subordinated Notes in respect of the period between, on the one hand, the date on which CanArgo would otherwise have served notice of early repayment and, on the other hand, the date on which actual repayment (or conversion) of the Repayment Subordinated Notes would otherwise have taken place;

•	in order to compensate the Subordinated Noteholders for giving up the aforesaid rights, CanArgo agreed to issue to the Subordinated Noteholders warrants to purchase certain shares (subsequently agreed upon as warrants to purchase 3,750,000 shares) at an exercise price of $1.00 per share, subject to adjustment, of CanArgo’s common stock, par value $0.10 per share, expiring at close of business on November 13, 2007 (the “Subordinated Note Compensatory Warrants”), the aggregate number of all such Subordinated Note Compensatory Warrants being calculated in accordance with the terms of the Amendment, Consent and Waiver Agreement; and

•	accordingly CanArgo and the Subordinated Noteholders agreed to amend the Subordinated Note Purchase Agreement and the Repayment Subordinated Notes to give effect to the foregoing.

•	The warrants to purchase 3,750,000 shares expired on November 13, 2007.
     We used the following assumptions to determine the fair value of the Subordinated Note Compensatory Warrants:

Additional Loan
Stock price on date of grant	$0.89
Risk free rate of interest	4.39%
Expected life of warrant — months	4
Dividend rate	—
Historical volatility	91.7%
     The Company has accounted for the modification and extinguishment of $3,750,000 of principal of the Senior Subordinated Notes under Emerging Issues Task Force (“EITF”) 06-16 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” and EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. The Company accounted for the issuance of the Subordinated Notes Compensatory Warrants issued, as compensation to the Subordinated Noteholders for giving up the aforementioned rights, under SFAS 84 “Induced Conversions of Convertible Debt, an Amendment of APB 26” and determined the fair value of the warrants using the Black Scholes model to be approximately $573,375 and has recorded that expense under the line item “Loss/Cost of Debt Extinguishment”. In addition, in the third quarter the Company reversed long-term accruals made under EITF 86-15 noted above in the amount of approximately $127,000 associated with the debt extinguished against the loss on extinguishment.
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
     The Company therefore recorded an additional debt discount of $3,683,000 to the Subordinated Note, increasing the total debt discount to approximately $10,166,000 based on the relative fair value of the beneficial conversion feature and warrants of $6,123,000 and $4,043,000, respectively. Debt discount of $1,705,098 has been amortised to interest expense in 2007.
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
     The proceeds of this financing, after the payment of placing expenses and professional fees of approximately $168,000, was used to fund our appraisal and development activities in Georgia including further development of the Ninotsminda Field and the appraisal of the Kumisi gas discovery.
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
     The discount is being amortized to interest expense over the life of the 12% Note using an effective interest rate of 10.1%. We amortized $634,000 of debt discount as interest expense in 2007. The total effective interest rate for the 12% Note is 22.1%.
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
NOTE 10 — DEFERRED REVENUE
     Other liabilities consisted of the following at December 31:

	2007	2006
Prepaid sales	$—	$484,515

	$—	$484,515

     As of December 31, 2006 prepaid sales related to a deposit received from a customer for a sale of oil that was completed in 2007.

NOTE 11 — ACCRUED LIABILITIES
     Accrued liabilities consisted of the following at December 31:

	2007	2006
Drilling contractors	$4,931,332	$5,039,685
Professional fees	929,628	706,288
Tethys Spin-Out costs	395,611	—
Non-cash loan interest	76,550	890,800
Other	306,766	281,695

	$6,639,887	$6,918,468

     Amounts due to drilling contractors at December 31, 2007 and at December 31, 2006, include amounts invoiced by Weatherford of $4,931,332. We have formally notified Weatherford that we dispute the validity of these billings to the Company for work Weatherford performed in the first and second quarter of 2005. We have recorded all amounts billed by Weatherford as of December 31, 2006 pending the outcome of the dispute resolution (see Note 12) following a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation lodged by WEUS on September 12, 2005.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At December 31, 2007, we had the contingent obligation to issue an aggregate of up to 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion, the chance of having to issue these shares is remote.
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
     In 2002, a participation agreement for the three well exploration program on the Ninotsminda / Manavi area with AES Gardabani (a subsidiary of AES Corporation) (“AES”) was terminated without AES earning any rights to any of the Ninotsminda / Manavi area reservoirs. We therefore have no present obligations in respect of AES. However, under a separate letter of agreement, if gas from the Sub Middle Eocene is discovered and produced from the exploration area covered by the participation agreement, AES will be entitled to recover at the rate of 15% of future gas sales from the Sub Middle Eocene, net of operating costs, approximately

$7,500,000, representing their prior funding under the Participation Agreement. AES have now withdrawn from Georgia, but hydrocarbons have been discovered in the Manavi area reservoir and in the event of a successful gas development from the Sub Middle Eocene, it is reasonably possible that AES may exercise their rights under the letter of agreement.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blow-out of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $198,000,000 at the exchange rate of GEL to US dollars in effect on December 31, 2007). We believe that we have meritorious defences to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 11) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defenses to this claim and intend to defend it vigorously. At this point in the proceedings it is not possible to predict the outcome of the arbitration. However, in the event that Weatherford is successful, the extent of the loss to the Company would be limited to the payment of the unpaid invoices and the payment of Weatherford’s professional fess in regards to this matter.
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $611,000 at December 31, 2007 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
     Lease Commitments — We lease office space under non-cancelable operating lease agreements. Rental expense for the years ended December 31, 2007, 2006 and 2005 was $461,655, $428,088, and $456,908 respectively. Future minimum rental payments over the next five years for our lease obligations as of December 31, 2007, are as follows:

2008	$461,655
2009	413,655
2010	240,374
2011	67,094
2012	67,094
Thereafter	117,415	*

	$1,367,286

*	This represents payments for 1 years and 9 months after 2012.
     Total sub-rental income due to the Company over the next 2 years and 6 months under sub-leases is $435,254.
     No parent company guarantees have been provided by CanArgo with respect to our contingent obligations and commitments.
NOTE 13 — TEMPORARY EQUITY
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
NOTE 14 — STOCKHOLDERS’ EQUITY
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
     The total number of shares of common stock authorized was 500,000,000 as of December 31, 2007, 375,000,000 as of December 31, 2006 and 300,000,000 as of December 31, 2005.
     As of December 31, 2007 and 2006, we had 5,000,000 shares of $0.10 par value preferred stock authorized, of which none were outstanding. The Board of Directors may at any time issue additional shares of preferred stock and may designate the rights and privileges of a series of preferred stock without any prior approval by the stockholders.
     During the years ended December 31, 2007, 2006 and 2005, the following transactions regarding CanArgo’s Common Stock were consummated pursuant to authorization by CanArgo’s Board of Directors or duly constituted committees thereof.
Year Ended December 31, 2007
•	In January 2007, 1,000,000 shares of our common stock were issued at $0.63 per share as a result of the exercising of warrants.

•	In March 2007, 355,000 shares of our common stock were issued at an average of $0.90 per share as a result of an employee exercising stock options.

•	In June 2007, 20,000 shares of our common stock were issued at $0.14 per share as a result of an employee exercising stock options.

•	In August 2007, 1,100,000 shares of our common stock were issued at $0.10 per share as a result of employees exercising stock options.

•	In August 2007, 2,500,000 shares of our common stock were issued at $1.00 per share in relation to a private placement.
Year Ended December 31, 2006
•	In February 2006, 1,521,739 shares of our common stock were issued converting the Ozturk Long Term Loan with Detachable Warrants.

•	In September 2006, 774,000 shares of our common stock were issued at an average of $0.76 per share as a result of employees exercising stock options.

•	In October 2006, 12,263,368 shares of our common stock were issued at $1.36 per share in relation to a private placement in Norway.
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
NOTE 15 — NET LOSS PER COMMON SHARE
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
     Basic and diluted net loss per common share for the years ended December 31, 2007, 2006 and 2005 were based on the weighted average number of common shares outstanding during those periods. Shares issuable upon the conversion of convertible notes, options and warrants to purchase CanArgo’s Common Stock were outstanding during the years ended December 31, 2007, 2006 and 2005 but were not included in the computation of diluted net loss per common share because the effect of such inclusion would have been anti-dilutive (i.e. reduce the loss per share). The total number of such shares excluded from diluted net loss per common share were 80,119,215, 97,365,214 and 41,644,516 for each of the years ended December 31, 2007, 2006 and 2005 respectively.
NOTE 16 — INCOME TAXES
     CanArgo and its U.S. domestic subsidiary file a U.S. consolidated income tax return. No benefit for U.S. income taxes has been recorded in these consolidated financial statements because of CanArgo’s inability to recognize deferred tax assets under provisions of SFAS 109. Due to the implementation of the quasi-reorganization as of October 31, 1988, future reductions of the valuation allowance relating to those deferred tax assets existing at the date of the quasi-reorganization, if any, will be allocated to capital in excess of par value.
     A reconciliation of the differences between income taxes computed at the U.S. federal statutory rate of 34% and CanArgo’s reported provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005

Income tax benefit at statutory rate	$(18,284,253)	$(20,583,889)	$(4,194,007)
Benefit of losses not recognized	18,284,253	20,583,889	4,194,007

Provision for income taxes	$—	$—	$—

Effective tax rate	0%	0%	0%

     The components of deferred tax assets consisted of the following as of December 31:

	2007	2006

U.S. Net operating loss carryforwards	$14,062,000	$11,059,000

Foreign net operating loss carryforwards	2,357,000	2,794,000
Net timing differences on impairments and accelerated capital allowances	9,553,000	9,553,000

	25,972,000	23,406,000

Valuation allowance	(25,972,000)	(23,406,000)

Net deferred tax asset recognized in balance sheet	$—	$—

     On August 1, 1991, August 17, 1994, July 15, 1998 and June 28, 2000, CanArgo experienced changes in ownership as defined in Section 382 of the Internal Revenue Code (“IRC”). The effect of these changes in ownership is to limit the utilization of certain existing net operating loss carryforwards for income tax purposes to approximately $2,920,000 per year on a cumulative basis. As of December 31, 2007, total unexpired U.S. net operating loss carryforwards were approximately $57,149,000, approximately $20,312,000 of this amount was incurred prior to the ownership change in 2000 and as a result of IRC Section 382 limitations approximately $15,789,000 of those carry forwards will expire unused.
     The U.S. net operating loss carryforwards expire from 2008 to 2027. CanArgo also has approximately $6,931,000 of foreign net operating loss carryforwards. A significant portion of the foreign net operating loss carryforwards may be subject to limitations similar to IRC Section 382.

     CanArgo’s available net operating loss carryforwards may be used to offset future taxable income, if any, prior to their expiration subject to the Section 382 limitations described above and potential further limitations as a result of additional changes in ownership.
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
     Accordingly, the Company did not accrue or recognize any amounts for interest or penalties in its financial statements during 2007. The Company will classify interest to be paid on an underpayment of income taxes and any related penalties as income tax expense if it is determined, in a subsequent period that a tax position is more likely than not of being sustained by the taxing authority.
NOTE 17 — DISCONTINUED OPERATIONS
     Tethys Petroleum Limited
     CanArgo’s ownership of Tethys was diluted in stages during the year ended December 31, 2007 from 100% ownership on December 31, 2006 through to disposing of its remaining shareholding on August 3, 2007. In the first quarter of 2007, Tethys sold approx 6.8 million shares of its common stock in a private placement offering to outside investors for gross proceeds of approximately $16.8 million. This transaction reduced the Company’s interest in Tethys to approximately 67%. In May 2007, Tethys received the approval from the Ministry of Mineral Resources of Kazakhstan to exchange approximately 6 million of Tethys common shares in return for the remaining 30% ownership of BN Munai LLP not previously controlled by Tethys. This transaction reduced the Company’s ownership of Tethys to approximately 52%. As more fully described in Note 9 above, on June 13, 2007, the Company, through its wholly owned subsidiary, CanArgo Ltd, transferred 6 million of its Tethys common shares to the CanArgo Noteholders in exchange for the extinguishment of $15 million in principal of outstanding notes payable. This transaction reduced the Company’s ownership in Tethys to approximately 30% and resulted in Tethys no longer being a consolidated subsidiary of the Company. On June 27, 2007 Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange reducing the Company’s ownership to approximately 17.7%. On August 3, 2007 the Company sold its remaining shareholding in Tethys receiving proceeds of approximately $20.8 million net of fees.
     The results of discontinued operations in respect of Tethys consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2007	2006	2005

Loss Before Income Taxes and Minority Interest	$(3,999,646)	$(6,781,987)	$—

Realised gain on securities held for sale	15,566,878	—	—

Equity Loss on investments	—	—	(155,016)

Income Taxes	—	—	—

Net Income (Loss) from Discontinued Operation	$11,567,232	$(6,781,987)	$(155,016)

     Gross consolidated assets and liabilities in respect of Tethys that are included in “assets to be disposed” consisted of the following at December 31:

	December 31,	December 31,
	2007	2006
Assets to be disposed:
Cash	$—	$1,763,261
Accounts receivable	—	5,368
Prepayments	—	4,188,854
Prepaid financing fees	—	30,050
Other assets	—	1,291,834
Capital assets	—	23,238,284

	$—	$30,517,651

Liabilities to be disposed:
Accounts payable	$—	$787,581
Accrued liabilities	—	468,762
Long term debt	—	3,083,673
Other non current liabilities	—	31,715
Provision for future site restoration	—	450,667

	$—	$4,822,398

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
     The results of discontinued operations in respect of CSL consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2007	2006	2005

Operating Revenues	$—	$1,002,842	$2,303,463

Income (Loss) Before Income Taxes and Minority Interest	(29,860)	672,803	603,170
Income Taxes	—	—	—
Minority Interest in Income	—	—	—

Net Income (Loss) from Discontinued Operation	$(29,860)	$672,803	$603,170

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at December 31:

	December 31,	December 31,
	2007	2006
Assets to be disposed:
Accounts receivable (net)	$71,294	$1,120
Other current assets		6,736

	$71,294	$7,856

Liabilities to be disposed:
Accounts payable	$327,046	$361,939
Deposits	—	—
Provision for future site restoration	9,400	7,000

	$336,446	$368,939

NOTE 18 — SEGMENT AND GEOGRAPHICAL DATA
     During the three years ended December 31, 2007 Georgia represented the only geographical and operating segment.
     Prior to the disposal of the Kazakhstan operations (see Note 17) the Company had multiple geographical segments.

NOTE 19 — SUPPLEMENTAL CASH FLOW INFORMATION

	2007	2006	2005
Non-cash transactions:
Stock compensation expense	$627,791	$1,924,076	$2,374,578
Interest expense and amortization of debt discount	4,445,416	3,543,938	1,277,878
Non cash miscellaneous expense — Financing fees	—	—	193,000
Debt extinguishment expense	12,127,494	—	—
Issuance of common stock for services	—	—	53,600
Issuance of common stock pursuant to SEDA (1)	—	—	10,327,305
Issuance of common stock to acquire 55% remaining interest in Tethys Petroleum Investments, Ltd	—	—	8,360,000
Interest expense rolled into PIK loans	2,125,000	—	—
Impairment of oil and gas ventures and other assets	42,000,000	39,000,000	—

(1) The amount recorded in 2005 included the following

Repayment of principal of $1.5million Cornell advance from 2004			1,500,000
Repayment of principal of $15million Cornell promissory note from 2005			7,800,000
Payment of offering costs with proceeds from SEDA			994,757
Payment of interest on the $1.5million Cornell advance from 2004			32,548
Issue of common stock pursuant to SEDA			10,327,305

There was no cash for income taxes for the years ended December 31, 2007, 2006 and 2005.

Reclassification temporary equity	—	—	1,396,250
Cash paid for interest expense	1,762,944	3,436,117	621,644
NOTE 20 — STOCK-BASED COMPENSATION PLANS
     At December 31, 2007, stock options and warrants had been issued from the following stock based compensation plans:
•	1995 Long-Term Incentive Plan (“1995 Plan”). The 1995 Plan was approved by our stockholders at the annual meeting of stockholders held on February 6, 1996.This Plan allows for up to 7,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock, options, restricted stock, stock appreciation rights and other stock based performance awards. As of December 31, 2007, options to acquire an aggregate of 739,000 shares of common stock had been granted under this Plan and were outstanding all of which are 100% vested. The Plan expired on November 13, 2005. The awards have a term of 5 years from date of issue and vest immediately.

•	The Amended and Restated CanArgo Energy Inc. Plan (the “CEI Plan”). The CEI Plan (also known as the CAOG Plan) was adopted by the Company’s Board of Directors on September 29, 1998. All Options outstanding under the Plan as of July 15, 1998 were assumed by the Company pursuant to the terms of an Amended and Restated Combination Agreement between the Company and CanArgo Energy Inc. dated February 2, 1998 which was approved by the Company’s stockholders on July 8, 1998. This Plan allowed for up to 1,250,000 shares (of which only 988,000 shares were registered) of the Company’s common stock to be issued to any director or full-time employee of the Company or a subsidiary of the Company. As of December 31, 2007, five year options to acquire an aggregate of

130,000 shares of common stock had been granted under this Plan and were outstanding of which 55,000 are currently 100% vested. The awards have a term of 5 years from date of issue, each award having a special vesting provision defined in the award.

•	Special Stock Options and Warrants. This plan was created to allow the Company to retain and provide incentives to existing executive officers and directors and to allow retirement of new officers and directors following the Company’s decision to relocate finance and administration functions from Calgary, Canada to London, England. As of December 31, 2007, no special stock options and warrants issued under this plan were outstanding.

•	2004 Long Term Stock Incentive Plan (“2004 Plan”). The 2004 Plan was approved by our stockholders at the annual meeting of stockholders held on May 18, 2004. This Plan allows for up to 17,500,000 shares of the Company’s common stock to be issued to officers, directors, employees, consultants and advisors pursuant to the grant of stock based awards, including qualified and non-qualified stock options, restricted stock, stock appreciation rights and other stock based performance awards. As of December 31, 2007, seven year options to acquire an aggregate of 7,477,000 shares of common stock had been granted under this Plan and were outstanding, 7,050,333 of which vested at that date. The 2004 Plan will expire on May 17, 2014, although the Board of Directors may terminate the 2004 Plan at any time prior to that date. The awards have a term of 7 years from date of issue and vest 1/3 for each year, with the first 1/3 vesting immediately.
     The purpose of the Company’s stock option plans is to further the interest of the Company by enabling officers, directors, employees, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under its various stock option plans.
     A summary of the status of stock options granted under the Company’s plans are as follows:

	Shares Issuable Under	Weighted Average
	Outstanding Options	Exercise Price
Balance, December 31, 2004	10,472,833	0.56

Options (1995 Plan):
Granted at market	—
Exercised	(1,477,500)	0.13
Expired	—
CAOG Plan Authorization:
Granted at market	—
Exercised	(305,000)	0.22
Expired	—
Special Stock options and warrants:
Increase in shares available for issue	—
Granted at market
Exercised	(1,118,333)	0.83
Expired	(275,000)	1.44
Options (2004 Plan):

	Shares Issuable Under	Weighted Average
	Outstanding Options	Exercise Price
Increase in shares available for issue	—
Granted at market	3,129,000	1.03
Exercised	(381,000)	0.65
Expired

Balance, December 31, 2005	10,045,000	0.72

Options (1995 Plan):
Granted at market	—
Exercised	(220,000)	0.65
Expired	—
Options (2004 Plan):
Increase in shares available for issue	—
Granted at market	420,000	1.03
Exercised	(554,000)	0.79
Expired	(60,000)	1.00

Balance, December 31, 2006	9,631,000	0.73

Options (1995 Plan):
Granted at market	—
Exercised	(495,000)	0.10
Expired	—
Options (CEI Plan):
Granted at market	—
Exercised	(90,000)	0.10
Expired	—
Special Stock options and warrants:
Granted at market	—
Exercised	(535,000)	0.10
Expired	—
Options (2004 Plan):
Increase in shares available for issue	—
Granted at market	280,000	0.85
Exercised	(355,000)	0.90
Expired	(90,000)	1.47

Balance, December 31, 2007	8,346,000	0.80

     Shares issuable upon exercise of vested options and the corresponding weighted average exercise price are as follows:

	Shares Issuable	Weighted
	Under Exercisable	Average
	Options	Exercise Price

December 31, 2005	5,938,000	$0.63
December 31, 2006	8,458,000	$0.68
December 31, 2007	7,844,333	$0.79
     The weighted average fair value of options granted during the year was $0.54, $1.03 and $0.83 for the years ended December 31, 2007, 2006 and 2005 respectively.
     The number and weighted average grant-date fair value of non-vested options as at January 1, 2007 was 1,173,000 and $0.81 respectively. The number and weighted average grant-date fair value of options vested during 2007 was 921,333 and $0.99 respectively. The number and weighted average grant-date fair value of non-vested options as at December 31, 2007 was 501,667 and $0.98 respectively.
The number and weighted average grant-date fair value of non-vested options as at January 1, 2006 was 4,147,000 and $0.68 respectively. The number and weighted average grant-date fair value of options vested during 2006 was 3,249,000 and $0.64 respectively. The number and weighted average grant-date fair value of non-vested options as at December 31, 2006 was 1,173,000 and $0.81 respectively.
     The total intrinsic value of options exercised during each of the years ended December 31, 2007, 2006 and 2005 were $779,320, $389,320 and $3,056,721 respectively.
     As of December 31, 2007 total compensation cost related to non-vested options not yet recognized is $140,950 and this cost will be recognized over a weighted average period of 9 months.
     We received cash proceeds of $430,600 from the exercise of options during the year ended December 31, 2007.
     All share options plans are approved by the shareholders and a registration statement is subsequently filed with the SEC resulting in the issue of new shares by the company when options are exercised.
     We used the black-scholes option pricing model using the following assumptions to determine the fair value of the options issued under our plans during the following years:

	2007	2006	2005

Stock price on date of grant	$0.77	$0.91	$0.97
Risk free rate of interest	4.47%	4.88%	4.16%
Expected life of warrant-months	84	84	84
Dividend rate	0%	0%	0%
Historical volatility	74.2%	94.43%	109.49%
     The numbers above reflect the weighted average for the options issued during the year.

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
	Number			Number
	of Shares	Weighted	Weighted	Of Shares	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
Range of Exercise	December 31,	Remaining	Exercise	December 31,	Exercise
Prices	2007	Term	Price	2007	Price

$0.60 to $0.90	5,552,000	3.86	0.66	5,290,333	0.66
$0.90 to $1.42	2,794,000	4.48	1.05	2,554,000	1.05

$0.00 to $1.42	8,346,000	4.07	0.80	7,844,333	0.79

The following table summarizes additional information about stock options outstanding at December 31, 2007:

	Options Outstanding	Options Exercisable
	Aggregate Intrinsic	Aggregate Intrinsic
	Value	Value
Range of Exercise	of Shares Outstanding at	Of Shares Exercisable at
Prices	December 31, 2007	December 31, 2007

$0.60 to $0.90	1,380,682	1,314,499
$0.90 to $1.42	—	—

$0.60 to $1.42	1,380,682	1,314,499

NOTE 21 — RELATED PARTY TRANSACTIONS
     CanArgo’s ownership of Tethys was diluted in stages during the year ended December 31, 2007 from 100% ownership on December 31, 2006 through to disposing of its remaining shareholding on August 3, 2007. On June 27, 2007 Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange reducing the Company’s ownership to approximately 17.7% and Dr. David Robson stepped down from the position of Chief Executive Officer of the Company but remained as Chairman of the Company. Dr David Robson is Chairman, President and Chief Executive Officer of Tethys. CanArgo’s former Corporate Secretary, Elizabeth Landles, is Administration Director of Tethys. CanArgo and Tethys shared some common resources in 2007 including corporate secretarial and investor relations services.
     Dr. David Robson, Chief Executive Officer of CanArgo until June 27, 2007 and Non-Executive Chairman thereafter, provided all of his services to CanArgo through Vazon Energy Limited, a corporation organized under the laws of the Bailiwick of Guernsey (“Vazon”), of which he is the sole owner and Managing Director. In addition management services agreements exists between CanArgo and Vazon Energy whereby the services of Mrs. Landles (former Corporate Secretary & Executive Vice President) amongst others, are provided to CanArgo. Approximately $775,000 was paid to Vazon in 2007 in respect of these services which included ‘flow through’ costs for employees and consultants.
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
NOTE 22 — SUBSEQUENT EVENTS
     On February 7, 2008, the Company announced that Dr. David Robson had tendered his resignation from the positions of Non-Executive Chairman and Non-Executive Director of the Board of CanArgo with immediate effect. Vazon Energy Limited received a payment, through, of approximately $60,000 in settlement of the remaining six month notice period under Dr. Robson’s service agreement. Vincent McDonnell became acting Chairman of the Board in addition to his duties as President and Chief Executive Officer.
     Effective February 11, 2008, Elizabeth Landles, resigned from the position of Corporate Secretary of the Company. Also Effective February 11, 2008 Jeffrey Wilkins has been appointed to the position of Corporate Secretary in addition to his current duties as Chief Financial Officer and Executive Director.
     Effective September 24, 2007, Nils Trulsvik, Non—Executive Director, stepped down from the CanArgo Board with immediate effect due to potential conflict of interest in respect of other oil and gas companies in which he is involved. The Company also appointed Mr. Jeffrey Wilkins to the position of Executive Director on the Board of the Company in addition to his current duties as Chief Financial Officer.
     On September 27, 2007, the Company advised the American Stock Exchange (the “AMEX “) by correspondence of its Board changes announced September 24, 2007 and at the same time acknowledged that the Company was not in compliance with Sections 121 (A)(1) and Section 121(B)(2)a of the AMEX Company Guide, which require, respectively, that at least a majority of the directors comprising the Board of Directors are independent and that the Company’s audit committee be comprised of at least three independent directors. Specifically, the Company currently only had two independent directors of the five directors on the Company’s Board of Directors and an audit committee composed of only two members. On September 27, 2007, the Company also received notice from the AMEX that since the Company was not in compliance with Sections 121 (A)(1) and 121(B)(2)a of the Company Guide, it had until December 27, 2007 to regain compliance with these requirements.
     On January 8, 2008, the Company received a deficiency letter from the AMEX advising the Company that in view of its continued non compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide it had until January 18, 2008 to submit a plan to the Exchange of steps it has taken, or will take, in order to regain compliance with these requirements by no later than April 4, 2008. The Company submitted a plan to the Staff of the AMEX, which included an explanation that the Company has been liaising with a specialist recruiting agency and taking independent steps to find candidates with the necessary qualifications to comply with the requirements of the listing standards.
     On February 14, 2008 the Company was advised by the AMEX that its listing is being continued until April 4, 2008. As previously disclosed the Company had submitted a plan to the Staff of the AMEX and the AMEX has determined that the Company has made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan period. The AMEX determined that the end of the plan period is to be April 4, 2008.

NOTE 23 — QUARTERLY FINANCIAL DATA (Unaudited)

	2007	2007	2007	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue from continuing operations	$446,847	$2,915,000	$32,961	$3,813,858
Operating income (loss) from continuing operations	(1,954,861)	(503,907)	(2,197,196)	(41,924,860)
Net income (loss) from continuing operations	(4,091,403)	(8,645,420)	(9,903,798)	(42,673,965)
Net income (loss) from discontinued operations, net of taxes	(2,205,217)	13,389,959	(55,873)	43,687
Net income (loss)	(5,931,803)	4,744,539	(9,959,671)	(42,630,278)
Net income (loss) per common share — basic and diluted from continuing operations	(0.02)	(0.04)	(0.04)	(0.18)
Net income (loss) per common share — basic and diluted from discontinued operations	(0.00)	0.06	(0.00)	0.00
Net income (loss) per common share — basic and diluted	(0.02)	(0.02)	(0.04)	(0.18)

	2006	2006	2006	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating revenue from continuing operations	$698,945	$1,303,132	$2,090,147	$2,434,436
Operating income (Loss) from continuing operations	(3,090,043)	(2,694,504)	(2,182,546)	(40,551,589)
Net income (loss) from continuing operations	(4,077,990)	(4,335,303)	(4,226,407)	(41,791,997)
Net income (loss) from discontinued operations, net of taxes	(1,381,152)	1,630,267	(1,491,710)	(4,866,559)
Net income (loss)	(5,459,142)	(2,705,036)	(5,718,117)	(46,658,556)
Net income (loss) per common share — basic and diluted from Continuing operations	(0.02)	(0.02)	(0.02)	(0.31)
Net income (loss) per common share — basic and diluted from discontinued operations	(0.01)	0.01	(0.01)	(0.04)
Net income (loss) per common share — basic and diluted	(0.02)	(0.01)	(0.03)	(0.35)

NOTE 24 — SUPPLEMENTAL OIL AND GAS DISCLOSURE (Unaudited)
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
Oil and gas reserves
     The following tables set forth our net proved oil and gas reserves, including the changes therein, and net proved developed reserves at December 31, 2006, as estimated by the independent petroleum engineering firm, Oilfield Production Consultants Limited for Georgia:
     Net Proved Developed and Undeveloped Reserves — Oil (In Thousands of Barrels):

	2007	2006	2005

January 1	2,196	3,514	4,076
Purchase of properties	—	—	—
Revisions of previous estimates	(552)	(1,198)	(410)
Extension, discoveries, other additions	—	—	—
Production	(106)	(120)	(152)
Disposition of properties	—	—	—

December 31	1,538	2,196	3,514

Net Proved Developed Oil Reserves — December 31, 2007	901

     Net Proved Developed and Undeveloped Reserves — Gas (In Million Cubic Feet) — Georgia

	2007	2006	2005

January 1	1,825	1,599	1,703
Purchase of properties	—	—	—
Revisions of previous estimates	215	709	—
Extension, discoveries, other additions	—	—	—
Production	(410)	(483)	(104)
Disposition of properties	—	—	—

December 31	1,630	1,825	1,599

Net Proved Developed Gas Reserves — December 31, 2007	1,249

     Net proved oil reserves in Georgia consisted of the following at December 31:

	2007		2006
		PSC		PSC
	Oil Reserves	Entitlement	Oil Reserves	Entitlement
	Gross	Volumes	Gross	Volumes
	(MSTB)	(MSTB) (1)	(MSTB)	(MSTB) (1)

Proved Developed Producing	1,386	901	1,811	1,177
Proved Undeveloped	979	637	1,568	1,019

Total Proven	2,365	1,538	3,379	2,196

     Net proved gas reserves in Georgia consisted of the following at December 31:

	2007		2006
		PSC		PSC
	Gas Reserves	Entitlement	Gas Reserves	Entitlement
	Gross	Volumes	Gross	Volumes
	(MMCF)	(MMCF) (1)	(MMCF)	(MMCF) (1)

Proved Developed Producing	1,921	1,249	1,885	1,225
Proved Undeveloped	587	381	923	600

Total Proven	2,508	1,630	2,808	1,825

(1)	PSC Entitlement Volumes attributed to CanArgo are calculated using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of CanArgo’s interest in Ninotsminda Oil Company, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

Results of continuing operations for oil and gas producing activities
     Results of continuing operations for oil and gas producing activities, all in Georgia, for 2007, 2006 and 2005 are as follows:

Year Ended December 31, 2007	Georgia

Revenues	$7,208,666
Operating expenses	1,370,153
Depreciation, depletion and amortization	2,411,500
Impairment of oil and gas properties	42,000,000

Operating Income (Loss)	(38,572,987)
Income tax provision	—

Results of Continuing Operations for Oil and Gas Producing Activities	$(38,572,987)

Year Ended December 31, 2006	Georgia

Revenues	$6,526,660
Operating expenses	1,702,679
Depreciation, depletion and amortization	3,388,134
Impairment of oil and gas properties	38,400,000

Operating Income (Loss)	(36,964,153)
Income tax provision	—

Results of Continuing Operations for Oil and Gas Producing Activities	$(36,964,153)

Year Ended December 31, 2005	Georgia

Revenues	$5,278,912
Operating expenses	1,109,588
Depreciation, depletion and amortization	2,651,053
Impairment of oil and gas properties	—

Operating Income (Loss)	1,518,271
Income tax provision	—

Results of Continuing Operations for Oil and Gas Producing Activities	$1,518,271

Georgia was the only country where we had oil and gas producing activities for 2007, 2006 and 2005.

Costs incurred for oil and gas property acquisition, exploration and development activities
     Costs incurred for oil and gas property acquisition, exploration and development activities for 2007, 2006 and 2005 are as follows:

Year Ended December 31, 2007	Georgia

Property Acquisition
Unproved (1)	$—
Proved	—
Exploration	7,509,999
Development	858,271

Total costs incurred	$8,368,270

Year Ended December 31, 2006	Georgia

Property Acquisition
Unproved (1)	$—
Proved	—
Exploration	21,851,057
Development	1,998,556

Total costs incurred	$23,849,613

Year Ended December 31, 2005	Georgia

Property Acquisition
Unproved (1)	$—
Proved	—
Exploration	16,012,465
Development	18,828,582

Total costs incurred	$34,841,047

(1)	These amounts represent costs incurred by CanArgo and excluded from the amortization base until proved reserves are established or impairment is determined.

Aggregate Capitalized Costs
     Capitalized costs relating to Oil and Gas Activities is as follows:

December 31, 2007 (in thousands)	Georgia

Proved	$145,983
Unproved	9,445

Total capitalized Costs	155,428

Accumulated depreciation, depletion, impairment and amortization	(112,201)

Net capitalized costs	$43,227

December 31, 2006 (in thousands)	Georgia

Proved	$53,679
Unproved	55,097

Total capitalized Costs	108,776

Accumulated depreciation, depletion, impairment and amortization	(67,608)

Net capitalized costs	$41,168

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
Standardized measure of discounted future net cash flows relating to proved oil and gas reserves
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves for Georgia is as follows:

	December 31
(In Thousands)	2007	2006	2005

Future cash inflows	$133,874	$110,443	$179,340
Less related future:
Production costs	43,518	28,668	26,406
Development and abandonment costs	8,250	7,120	18,808

Future net cash flows before income taxes	82,106	74,655	134,126
Future income taxes	—	(4,091)	(6,567)

Future net cash flows (1)	82,106	70,564	127,559
10% annual discount for estimating timing of cash flows	(38,657)	(37,419)	(51,056)

Standardized measure of discounted future net cash flows	$43,449	$33,145	$76,503

(1)	In Georgia, future cash flows are based on PSC Entitlement Volumes attributed to CanArgo using the “economic interest method” applied to the terms of the production sharing contract. PSC Entitlement Volumes are those produced volumes which, through the production sharing contract, accrue to the benefit of Ninotsminda Oil Company Limited after deduction of Georgian Oil’s share which includes all Georgian taxes, levies and duties. As a result of our interest in Ninotsminda Oil Company Limited, these volumes accrue to the benefit of CanArgo for the recovery of capital, repayment of operating costs and share of profit.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves for Georgia is as follows:

	December 31
In Thousands	2007	2006	2005

Beginning of year	$33,144	$76,502	$46,411

Purchase (sale) of reserves in place	—	—	—
Revisions of previous estimates	(33,363)	(38,635)	(13,209)
Development costs incurred during the period	1,988	(9,689)	27,437
Additions to proved reserves resulting from Extensions, discoveries and improved	—	—	—
Recovery	—	—	—
Accretion of discount	3,314	7,650	4,641

Sales of oil and gas, net of production costs	(5,839)	(4,824)	(3,495)
Net change in sales prices, net of Production costs	35,731	(8,269)	56,113
Changes in production rates (timing) and other	8,474	10,409	(41,396)

Net increase (decrease)	10,305	(43,358)	30,091

End of year	43,449	$33,144	$76,502