Form 10-K/A
CANARGO ENERGY CORP
filed 2008-04-23
CIK 310316

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

CANARGO ENERGY CORPORATION
Explanatory Note
CanArgo Energy Corporation (the “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Report”), solely to revise Part III of the Report to include the information previously incorporated by reference in the Report.
This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report. The revision does not affect the remaining information set forth in the Report, the remaining portions of which have not been amended.
FORM 10-K/A

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This Amendment No.1 to our Annual Report on Form 10-K (the “Report”), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). When used in this Report, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall, “ “could” and other indications of future tense, are intended to identify forward-looking statements. The forward-looking statements are based on our current expectations and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors that in some cases have affected our historical results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Report. Important factors that could cause such a difference are discussed in the Annual Report on Form 10-K, particularly in the sections entitled “Cautionary Statement Regarding Forward-Looking Statements”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You are cautioned not to place undue reliance on the forward-looking statements.
     In light of such risks, uncertainties and assumptions, the events anticipated by our forward-looking statements might not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.
     In this Annual Report, “CanArgo” or the “Company”, “we”, “us” and “our” refer to CanArgo Energy Corporation and, unless otherwise indicated by the context, our consolidated subsidiaries.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Management of the Company
     The members of the Board of Directors and the Executive Officers of the Company are identified below:

Name	Age	Positions Held
Vincent McDonnell	49	Acting Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer and Director
Jeffrey Wilkins	45	Chief Financial Officer, Corporate Secretary and Director
Michael Ayre (1) (2)	51	Director
Russ Hammond (1) (2)	66	Director
Anthony Perry (1)	72	Director

(1)	Member of Audit Committee.

(2)	Member of Compensation Committee.
Executive Officers and Directors
     Vincent McDonnell, a resident of the United Kingdom, was elected a Director of the Company on May 2, 2003. He served the Company as Chief Financial Officer from September 23, 2002 to May 6, 2005; since May

6, 2005 he has held the position of Chief Operating Officer; since August 1, 2006 he has held the position of President and since February 7, 2008 he has held the position of Acting Chairman of the Board. Prior thereto, he served the Company as Chief Commercial Officer from April 2001 and Commercial Manager from December 2000. Prior to joining the Company, he was an independent oil and gas consultant from May 1999 until October 2000. From 1994 until April 1999, Mr. McDonnell served as Commercial Manager of JKX Oil & Gas plc working in countries of the former Soviet Union including Georgia. Prior to 1994, Mr. McDonnell worked in various business, commercial and technical roles with a number of companies, including Mobil North Sea Limited and Britoil plc. He holds a B.Sc (Hons.) degree in Geology, a M.Sc. degree in Geophysics and an MBA.
     Jeffrey Wilkins, a resident of the United Kingdom, was appointed Chief Financial Officer on August 1, 2006. On September 24, 2007, he was elected a Director and since February 11, 2008 has held the position of Corporate Secretary. Mr. Wilkins had served as the Company’s Financial Controller from April 2001 until his appointment as the Company’s Chief Financial Officer. Prior to his appointment as the Company’s Financial Controller, he held various European finance positions for Fisher-Rosemount, part of Emerson Electric Company, between 1995 and 1999 and then up to joining the Company was European Financial Accountant for Dialog, a business of The Thomson Corporation. Mr. Wilkins is a Chartered Management Accountant with a joint degree in Economics and Politics from the University of Bath.
     Michael Ayre, a resident of Guernsey, was elected a Director of the Company on March 5, 2004. He is currently Managing Director of Mees Pierson Reads, a trust management and financial advisory company. He was previously employed from 1983 to 1987 in the London office of Touche Ross & Co (now Deloitte), and the Guernsey office from 1981 to 1983 of Peat Marwick Mitchell (now KPMG). Mr. Ayre is a member of the Chartered Association of Certified Accountants and the Chartered Institute of Taxation. He was formerly a non-employee director of Woolwich Guernsey Limited and is currently a non-employee director of the Guernsey subsidiaries of Unigestion, a Swiss fund management group and also CPC Group Limited, a privately owned Guernsey Company, engaged in property development where he is the non-employee Chairman.
     Russ Hammond, a resident of the United Kingdom, was elected a Director of the Company on July 15, 1998. He has also served as a Director of the Company’s subsidiary, CanArgo Oil & Gas Inc., since June 1997. Although retired, Mr. Hammond has over the past five years been an investment advisor to Provincial Securities Limited, a private investment company. Mr. Hammond has been Chairman of Terrenex Acquisition Corporation, an oil and gas and joint venture company, since 1992 and a Non Executive Director of Questerre Energy Inc., an oil and gas exploration and production company, since 2000. In June 2003, Mr. Hammond was awarded with the Order of Honour for services to the Georgian hydrocarbon extraction industry.
     Anthony Perry, a resident of the United Kingdom, was elected a Director of the Company on April 1, 2008. He is a Chartered Engineer and a Distinguished Member of the Society of Petroleum Engineers (SPE) and is a Board Member and former Chairman of the London section of the SPE. Mr. Perry began his career as a Petroleum Engineer with Ultramar and a subsidiary of Gulf Oil Company in Venezuela. From 1970 to 1978, he worked for a subsidiary of British Petroleum in Abu Dhabi, ultimately as Chief Petroleum Engineer. During the period 1970 to 1983, he held the position of Manager of Petroleum Engineering at BP Petroleum Development (UK) Ltd. which was a period of major expansion for BP in the North Sea. Later he went on to become Manager of Operations at Texas Eastern North Sea Inc. before taking up senior management positions at Mobil North Sea Limited as commercial co-ordinator, joint venture co-ordinator and secretary of the Mobil North Sea management council. From 2000 to 2005, Mr. Perry was Chairman of Oilfield Production Consultants (OPC) Limited, a Petroleum and Reservoir Engineering Consultancy. Mr. Perry has a B.Sc. degree in Geology from Bristol University and a Diploma of Imperial College London in Petroleum Reservoir Engineering.
     The current term of office of all of the Company’s directors expires at the 2008 annual meeting of stockholders (“Annual Meeting”). A majority of the independent directors has nominated all five persons to be elected directors at the Annual Meeting to hold office until the annual meeting of stockholders in 2009 and until their successors are elected and qualified. All directors will hold office until the annual meeting of stockholders at which their terms expire and the election and qualification of their successors.

     There are no family relationships among any of the Company’s directors or executive officers.
Director Nomination
     General. The Board does not have a nominating committee. The functions of the nominating committee are performed by a majority of the independent directors who consider candidates for Board membership suggested by Board members, as well as management and stockholders and make recommendations for the Board’s selection. The Board may also retain a third-party executive search firm from time to time if it believes such engagement is advisable in order to identify suitable candidates.
     Stockholder Nominees. A stockholder who wishes to recommend a prospective nominee for the Board should notify any independent director in writing with whatever supporting material the stockholder considers appropriate, including (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the Company’s proxy statement for its annual meeting of stockholders as a nominee and to serving as a director (if elected)); (b) the names and addresses of the stockholders making the nomination and the number of shares of the Company’s Common Stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee. A stockholder nomination should be submitted in the timeframe described in the Bylaws of the Company.
     Process for Identifying and Evaluating Nominees. Once the independent directors have identified a prospective nominee, the Board makes an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination is based on the information provided to the Board with the recommendation of the prospective candidate, as well as the Board’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The preliminary determination is based primarily on the need for additional Board members to fill vacancies or to expand the size of the Board and the likelihood that the prospective nominee can satisfy the evaluation factors described below. If the Board determines, in consultation with the independent directors and other Board members as appropriate, that additional consideration is warranted, it may request a third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings to the Board. The Board then evaluates the prospective nominee against the following standards and qualifications, including:
•	the extent to which the prospective nominee contributes to the range of talent, skill and expertise appropriate for the Board;

•	the prospective nominee’s ability to dedicate sufficient time, energy and attention to the diligent performance of his or her duties, including the prospective nominee’s service on other public company boards;

•	the prospective nominee’s standards of integrity, commitment and independence of thought and judgment; and

•	the extent to which the prospective nominee helps the Board reflect the diversity of the Company’s stockholders, employees, customers and communities in which the Company operates.
     The Board also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee and technical expertise and the evaluations of other prospective nominees. In connection with this evaluation, the Board determines whether to interview the prospective nominee, and will conduct an interview, if warranted, with one or more members of the Board, and others, including members of management, as appropriate. After completing this evaluation and interview, the Board determines the nominees after considering the recommendations and views of the directors and others as appropriate. The Board has adopted resolutions addressing the nominations process and such related matters as may be required under U.S. federal securities laws and the rules of The American Stock Exchange, Inc (the “AMEX”) and the Oslo Stock Exchange. A copy of the resolutions is available on the Company’s website (www.canargo.com).

     To date, the Company has never received a proposal from a stockholder to nominate a director. Although the Company has not adopted a formal policy with respect to stockholder nominees, the directors expect that the evaluation process for a stockholder nominee would be similar to the process outlined above.
     Process for Determining which Directors are Considered Independent. On April 21, 2004, the Company’s Common Stock began trading on the AMEX. In connection with its Common Stock listing, the Company became subject to the listing standards adopted by the AMEX. The full text of the AMEX requirements can be found on its website (www.amex.com).
     Pursuant to AMEX and Securities and Exchange Commission (“SEC”) requirements, the Board undertook its annual review of director independence in April 2008. During this review, the Board considered transactions and relationships between each director or any member of his immediate family and the Company and its subsidiaries and affiliates, including those reported under “Certain Relationships and Related Transactions” below. The Board also examined transactions and relationships between directors or their affiliates and members of the Company’s senior management or their affiliates. As provided in the AMEX and SEC requirements, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent.
     As a result of this review, the Board affirmatively determined that, other than Vincent McDonnell and Jeffrey Wilkins, all of the directors nominated for election at the Annual Meeting are independent of the Company and its management under the standards set forth in the requirements of the AMEX and the SEC. In addition, as further required by the AMEX listing standards, the Board has made an affirmative determination as to each independent director that no material relationships exist between any non-employee director and the Company which, in the opinion of the Board, would interfere with the exercise of their independent judgment. Vincent McDonnell and Jeffrey Wilkins are considered inside directors because of their role as senior executives of the Company. We provide additional information regarding Mr. Hammond under “Certain Relationships and Related Transactions” below.
Communications with Directors
     Stockholders and other parties interested in communicating directly with the non-employee directors as a group may do so by writing to: Michael Ayre c/o Corporate Secretary, CanArgo Energy Corporation, P.O. Box 291, St. Peter Port, Guernsey, GY1 3RR, British Isles in an envelope marked “Confidential”. The Corporate Secretary of the Company will promptly forward to Mr. Ayre all such correspondence. In addition, if you wish to communicate generally with the Board you may do so by writing to: Corporate Secretary, CanArgo Energy Corporation, P.O. Box 291, St. Peter Port, Guernsey, GY1 3RR, British Isles. The Corporate Secretary of the Company reviews all such non-confidential correspondence and regularly forwards to the Board a summary of all correspondence as well as copies of all correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or its Committees or that he otherwise determines requires their attention. Directors may at any time review a log of all correspondence received by the Company that is addressed to members of the Board and request copies of any such non-confidential correspondence.
     Any shareholder may submit at any time a good faith complaint regarding any questionable accounting, internal controls or auditing matters concerning the Company. All such complaints are in the first instance reviewed by the audit committee and if necessary forward to the Company’s accounting staff and handled in accordance with procedures established by the Audit Committee with respect to such matters. Confidential, anonymous reports may be made by writing to the Chair of the Audit Committee, Michael Ayre, c/o P.O. Box 119, Martello Court, Admiral Park, St. Peter Port, Guernsey, GY1 3HB, British Isles, in an envelope marked “Confidential”.
     The Company has a policy of encouraging all directors to attend the annual stockholder meetings.
     The Company operates a “whistleblowing” policy for its employees allowing them to submit at any time a good faith complaint regarding any questionable accounting, internal controls or auditing matters concerning the Company without fear of dismissal or retaliation of any kind.
Audit Committee.
     The Audit Committee is currently comprised of Messrs. Ayre, Hammond and Perry. All of the members of the Audit Committee are independent within the meaning of SEC regulations and the listing standards of the

AMEX. Mr. Ayre, the Chairman of the Committee, is qualified as an “audit committee financial expert” within the meaning of SEC and AMEX regulations and the Board has determined, in the exercise of its business judgment, that he has accounting and related financial management expertise within the meaning of the listing standards of the AMEX. The Audit Committee, which operates under a charter, among other responsibilities, recommends the hiring of our independent auditors, reviews the functions of management and our independent auditors pertaining to our audits and the preparation of our financial statements and performs such other related duties and functions as are deemed appropriate by the Audit Committee.
Section 16(A) Beneficial Ownership Reporting Compliance
     Under Section 16(a) of the Securities Exchange Act of 1934 and SEC Rules, the Company’s directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file periodic reports of their initial ownership, and changes in that ownership, with the Securities and Exchange Commission. Reporting persons are required by SEC Regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on its review of copies of such reports received by the Company and written representations of such reporting persons, the Company believes that during fiscal year 2007, all of our directors and executive officers complied with such SEC filing requirements.
Code of Business Conduct and Ethics
     The Company has adopted a written Code of Business Conduct and Ethics, which sets forth the Company’s standards of expected business conduct and which is applicable to all employees, including the Chief Executive Officer, the principal Financial Officer, principal accounting officer or controller, and persons performing similar functions (each a “Principal Officer”), as well as the directors of the Company. This Code of Business Conduct and Ethics is filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2004, filed with the Securities and Exchange Commission. A copy of the Company’s Code of Business Conduct and Ethics is available on the Company’s website (www.canargo.com). The Company intends to post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to or affecting any Principal Officer or director) at this location on its website.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
     The purpose of this Compensation Discussion and Analysis is to provide information about the Company’s philosophy, objectives and processes regarding compensation for the named executive officers of the Company. It explains how the Compensation Committee makes executive compensation decisions and the reasoning behind the decisions that are made. For fiscal year 2007, we had the following four named executive officers:
•	Vincent McDonnell — President and Chief Executive Officer effective June 27, 2007 and Chief Operating Officer and Chief Commercial Officer and Director;

•	David Robson — Chairman and former Chief Executive Officer who stepped down as Chief Executive Officer on June 27, 2007 and former Director. Dr. Robson became Chairman and a non-employee Director effective June 27, 2007;

•	Jeffrey Wilkins — Chief Financial Officer and Director effective September 24, 2007; and

•	Elizabeth Landles — Corporate Secretary and former Executive Vice President who stepped down as Executive Vice President effective September 22, 2007.

     Effective February 11, 2008, Elizabeth Landles resigned from her position as Corporate Secretary and Jeffrey Wilkins was simultaneously appointed Corporate Secretary. The Company therefore currently has two named executive officers, Mr. McDonnell and Mr. Wilkins.
Executive Summary
     The following provides a brief overview of the more detailed disclosure set forth in this Compensation Discussion and Analysis.
•	The objective of our compensation program is to align the interests of our executives with those of our shareholders, to motivate executives to achieve business goals set by the Company, to pay for performance and to recruit, retain, and motivate talented executives.

•	All compensation decisions regarding our chief executive officer are made by the Board after the Board first considers the recommendation of the Compensation Committee. All compensation decisions for our other named executive officers are made by the Compensation Committee.

•	The Compensation Committee reviews peer group data as part of its process in determining compensation recommendations for the named executive officers.

•	The Compensation Committee applies a degree of discretion as part of its process in determining compensation recommendations.

•	The Company provides our executive officers with the following types of compensation: base salary, long-term incentives and other personal benefits.

•	The market price for our common stock decreased significantly during fiscal year 2007. This negatively impacted the value of our executives’ accumulated equity-based incentives during fiscal year 2007.

•	Each of our named executive officers has an employment service agreement or provided services under a management services agreement.
Compensation Committee
     The Compensation Committee had two members up to September 24, 2007, when one member resigned, and one member thereafter. The Compensation Committee met four times during fiscal year 2007. The Compensation Committee is comprised solely of non-employee Directors, all of whom the Board has determined are independent pursuant to AMEX rules. A charter for the Compensation Committee has been compiled although this charter is currently subject to internal review and has not been formally adopted by the Board in the last three fiscal years.
     The Compensation Committee is responsible for setting and administering policies that govern the Company’s executive compensation programs, including stock compensation plans, although these policies are in the process of internal review and have not been formally adopted by the Board. The Compensation Committee’s responsibilities include, among other duties, the responsibility to:
•	establish the base salary, incentive compensation and any other compensation for the Company’s elected and appointed executive officers;

•	exercise oversight with respect to and to supervise the compensation scheme for the other employees of the company;

•	administer and grant awards under any stock option plan adopted by the Board;

•	administer and grant awards under the Corporation’s securities compensation plan adopted August 16, 1995 by a predecessor by merger to this Corporation;

•	recommend to the Board any additional compensation, retirement or other employee benefit plan; and

•	perform other functions or duties deemed appropriate by the Board.
     Compensation decisions for all four named executive officers of the Company, which included the Chairman of the Board and Chief Executive Officer up until June 27, 2007 and the Chief Executive Officer thereafter, are made by the Compensation Committee.

     The agenda for meetings of the Committee is determined by the Chairman of the Compensation Committee with the assistance of the Chairman of the Board and Chief Executive Officer up until June 27, 2007 and the Chief Executive Officer thereafter. Compensation Committee meetings were regularly attended by the Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter. The Compensation Committee’s Chairman reports the Committee’s recommendations on executive compensation to the Board. The Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter may be delegated authority to fulfill certain administrative duties regarding the compensation programs. The Compensation Committee, under its proposed charter, has authority to retain, approve fees for and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities although during fiscal year 2007 it did not seek external assistance.
Role of Executive Officers in Compensation Decisions
     The Compensation Committee makes all compensation decisions for all executive officers of the Company and approves recommendations regarding both equity and non-equity compensation. The Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter regularly attends meetings of the Compensation Committee. The Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter annually reviews the performance of each executive officer (other than the Chairman of Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter whose performance is reviewed by the Committee). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in adopting or modifying any recommendations or awards to executive officers.
Employment Agreements with the Named Executive Officers
     We have entered into written employment agreements with our named executive officers. A number of the elements of compensation, such as initial base salary and other personal benefits, are specified in the agreements. For a description of these agreements, see the section entitled, “Employment Agreements and Other Arrangements,” below.
Setting Executive Compensation
     Based on the foregoing objectives, the Compensation Committee has structured the Company’s annual and long-term incentive based executive compensation to motivate executives to achieve business goals set by the Company. In furtherance of this, the Compensation Committee reviews data from annual reports and proxy statements issued by competitors to assess the Company’s competitive position with respect to the following three components of executive compensation:
•	base salary;

•	short-term incentives; and

•	long-term incentives.
     In making compensation decisions, the Committee reviews each element of total compensation against a peer group of publicly traded oil and gas companies. This peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies that the Committee believes are of similar size and stature to CanArgo Energy Corporation in terms of geographical operating environment and industry profile. The information derived from the peer group provides an indication of what executives might command from companies operating in a similar environment to that of CanArgo Energy Corporation. The companies comprising the peer group are as follows:
•	JKX Oil and Gas plc;

•	Revus Energeiry AS; and

•	Lundin Petroleum.

     The Compensation Committee does not target a specific percentile in the range of comparative data for each individual executive or for each component of compensation. Instead, the Compensation Committee structures a total compensation package in view of the comparative data and such other factors specific to the executive, including level of responsibility, prior experience and expectations of future performance. The Compensation Committee uses peer group data and also information contained from a review of a wider selection of publicly available annual reports for oil and gas companies to test for reasonableness and competitiveness of its compensation package as a whole, but exercises subjective judgment in allocating compensation among executives and within each individual’s total compensation package.
2007 Compensation Committee Activity
     The Compensation Committee met four times during fiscal year 2007. The Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter attended all four meetings to provide their recommendations in respect of various elements of compensation to named officers reporting to them. During 2007, the Compensation Committee reviewed and recommended, for each named officer, the level of compensation for each individual executive compensation component. The Compensation Committee did not adopt any new compensation plans or programs during the year nor did it introduce any new compensation policies during the year. The Company is in the process of developing its general compensation policies and to date no general policy has been adopted by the Board. However, terms and conditions relating to each named officer are contained in their specific service agreements. All named officer service agreements are publicly available through previous SEC filings.
2007 Executive Compensation Components
     For the fiscal year ended December 31, 2007, the principal components of compensation for named officers were:
•	base salary;

•	long-term incentive compensation; and

•	other personal benefits.
Base Salary
     Base salaries for executives were determined based upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from competitive data from the peer group and also information contained from a review of a wider selection of publicly available annual reports for oil and gas companies. The goal for the base pay component is to compensate executives at a level which approximates the median salaries of individuals in comparable positions with comparable companies in the oil and gas industry. The Compensation Committee approves all salary increases for executive officers.
     During the course of fiscal year 2007, the Compensation Committee approved base salary increases as follows:

	Annual Base Salary as at	Annual Base Salary as at	Annual Base Salary as at 1,
	31, December 2006	31, December 2007	April 2008
	£	£	£
Vincent McDonell (1)	180,000	195,000	195,000
David Robson (2)	225,000	Not applicable	Not applicable
Jeffrey Wilkins (3)	120,000	130,000	130,000
Elizabeth Landles (3)	105,000	30,000	Not applicable

(1)	In 2007, Mr. McDonnell was appointed Chief Executive Officer, effective June 27, 2007 in addition to his duties as President, Chief Operating Officer, Chief Commercial Officer and Director. In connection with this appointment Mr. McDonnell’s salary was increased from £180,000 to £195,000.

(2)	Dr. Robson stepped down from the position of Chief Executive Officer and employee Director effective June 27, 2007. Dr. Robson resigned as a Director effective February 7, 2008.

(3)	In September 2007, Mr. Wilkins was appointed Director in addition to his duties as Chief Financial Officer. In connection with this appointment Mr. Wilkins’s salary was increased from £120,000 to £130,000.

(4)	Ms. Landles stepped down from the position of Executive Vice President effective September 22, 2007. Following the spin out of the Company’s former subsidiary Tethys Petroleum Limited onto the Toronto Stock Exchange (“TSX”) on June 27, 2007, Ms. Landles devoted 30% of her time to the Corporate Secretary position. Ms. Landles’ salary was reduced from £105,000 to £30,000 to reflect these changes in responsibility. Ms. Landles resigned from her position as Corporate Secretary effective February 11, 2008.
Long-Term Incentive Compensation
     The Compensation Committee has structured long-term incentive compensation to provide for an appropriate balance between rewarding performance and encouraging employee retention. Long-term incentives are granted primarily in the form of stock options. The purpose of stock options is to align compensation directly with increases in shareholder value. The number of options granted is determined by reviewing competitive data from the peer group and also information contained from a review of a wider selection of publicly available annual reports for oil and gas companies to determine the compensation made to other executives and management employees in comparable positions with comparable companies in the oil and gas sector. In determining the number of options to be awarded, the Compensation Committee also considers the grant recipient’s qualitative and quantitative performance, the size of stock option awards in the past, and expectations of the grant recipient’s future performance.
     During 2007, stock options were awarded to one named officer from the Company’s 2004 Long Term Stock Incentive Plan (“2004 Plan”) in recognition of being appointed Director of the Company during the year. See the additional information regarding such grants appearing elsewhere in this Report. No stock options were awarded to the Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter. Stock options are granted at a price determined by the Committee, but not less than 100% of the fair market value of the stock on the date of the grant of the option. The Committee determined the price of granted options during the year at a 5% premium to the average price calculated over three days of the AMEX’s closing price of the Company’s common stock prior to the date of grant. The Committee did not and has never granted options with an exercise price that is less than the closing price of the Company’s common stock on the grant date. Options granted by the Committee during 2007 have a term of 7 years from date of issue and vest 1/3 for each year over 3 years beginning immediately. Vesting and exercise rights cease three months after termination of employment except in the case of death, retirement or permanent disability.
     The market price for our common stock decreased significantly decreased during the fiscal year 2007. This negatively impacted the value of our executives’ accumulated equity-based incentives during the fiscal year 2007.
Other Personal Benefits:
     The Company provided named officers with the following other personal benefits that the Company and the Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Committee periodically reviews the levels of other personal benefits provided to named officers.
     For each of the named officers, including the Chairman of the Board and Chief Executive Officer up to June 27, 2007 and the Chief Executive Officer thereafter, the Company makes a monthly contribution of 9% of base salary to the named officer’s individual personal pension plans, schemes or arrangements. Additionally, each named officer is provided with life assurance with death coverage of four times their annual salary, permanent health, critical illness; income protection and family healthcare insurance. The Company does not maintain or sponsor any Company pension plans.
Potential Payments upon Termination or Change of Control
     We believe that the interests of shareholders are best served if the interests of our senior management are aligned with them, and that the change of control arrangements for our named executive officers create incentives for our executive team to build stockholder value and to obtain the highest value possible should there be a possibility of our being acquired in the future, despite the risk that the acquisition could result in the executives losing their jobs.
     The tables below reflect the amount of compensation to each of the named executive officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, retirement, involuntary not-for-cause termination, for cause termination, termination following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2007, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of executive’s separation from the Company.
Payments Made Upon Termination
     Regardless of the manner in which a named executive officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment under the terms of the Company’s stock based compensation plans.
Payments Made Upon Retirement
     In the event of the retirement of a named executive officer, he or she may be entitled to receive amounts earned during his term of employment under the terms of the Company’s stock based compensation plans. The Company does not maintain or sponsor any pension or retirement plans for executives. Instead, the Company makes a monthly contribution of 9% of base salary to the named officer’s individual personal pension plans, schemes or arrangements.
Payments Made Upon Death or Disability
     In the event of the death or disability of a named executive officer, in addition to the benefits listed under the headings “Payments Made Upon Termination” and “Payments Made Upon Retirement” above, the named executive officer will receive benefits under the Company’s life insurance plan, critical illness coverage or income protection plan, as appropriate.
Payments Made Upon Change of Control
     As our named executive officers have all received awards under the Plan, all options issued under the 2004 Plan contain provisions whereby the award recipient may put back those option shares for cash, equal to the intrinsic value of the option shares on the date of exercise, to the Company in the event of a change of control, as defined in the 2004 Plan. The following table presents the 2004 Plan options held by our directors and executive officers and their intrinsic value as of December 31, 2007, which amounts are reflected in Column (f) of the succeeding Table for the named officers:

	2004 Plan Options	Intrinsic Value of 2004
	Exercisable as of	Plan Options Exercisable
	December 31, 2007	as of December 31, 2007
Vincent McDonnell	1,510,000	$234,000
Jeffrey Wilkins	456,000	$21,400
Liz Landles (1)	600,000	$132,600

(1)	Ms. Landles resigned as Corporate Secretary effective February 11, 2008 and her options will expire in accordance with their terms on May 11, 2008.
     The market price for our common stock decreased significantly during the fiscal year 2007. This negatively affected the intrinsic value of the 2004 Plan options exercisable as at December 31, 2007 compared to December 31, 2006 that would potentially be paid on the event on a change of control to our named executives.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Involuntary
			Involuntary		For Good
			Not For		Reason
	Executive Benefits	Voluntary	Cause	For Cause	Termination
	and	Termination	Termination	Termination	(Change in
	Payments Upon	on 12/31/2007	on 12/31/2007	on 12/31/2007	Control) on	Disability on	Death on
Name and Principal Position	Separation	($)	($)	($)	12/31/2007 ($)	12/31/2007 ($)	12/31/2007 ($)
Vincent McDonnell	Compensation
President, Chief Executive Officer, Chief Operating	Notice Period (1)	212,263	212,263	212,263	—	—	—
Officer, Chief Commercial Officer and Director	Stock Options	234,000	234,000	234,000	—	—	—
(Principal Executive Officer)	Cash Election	—	—	—	234,000	—	—

	Benefits & Perquisites
	Income Protection (2)	—	—	—	—	1,440,580	—
	Critical Illness (3)	—	—	—	—	958,704	—
	Life Assurance (4)	—	—	—	—	—	958,704

Jeffrey Wilkins	Compensation
Chief Financial Officer and Director	Notice Period (1)	141,509	141,509	141,509	—	—	—
	Stock Options	21,400	21,400	21,400	—	—	—
	Cash Election	—	—	—	21,400	—	—

	Benefits &
	Perquisites
	Income Protection (2)	—	—	—	—	—	—
	Critical Illness (3)	—	—	—	—	830,877	—
	Life Assurance (4)	—	—	—	—	—	830,877

Liz Landles	Compensation
Corporate Secretary	Notice Period (1)	32,656	32,656	32,656	—	—	—
	Stock Options	132,600	132,600	132,600	—	—	—
	Cash Election	—	—	—	132,600	—	—

	Benefits &
	Perquisites
	Income Protection (2)	—	—	—	—	986,962	—
	Critical Illness (3)	—	—	—	—	838,866	—
	Life Assurance (4)	—	—	—	—	—	838,866

(1)	Notice periods are as follows: 6 months for Mr. Vincent McDonnell and Mr. Jeffrey Wilkins and 3 months for Ms. Liz Landles. Ms. Landles resigned as Corporate Secretary effective February 11, 2008.

(2)	Reflects the estimated lump-sum present value of all future amounts payable to the executive officer under the Company’s Income Protection Plan until the executive officer reaches the age of 60.

(3)	Reflects the estimated amount payable to the executive officer under the Company’s Critical Illness Plan.

(4)	Reflects the estimated amount payable to the executive officer’s beneficiaries under the Company’s Life Assurance Plan.
Tax and Accounting Implications
Compliance with Section 162(m) of the Internal Revenue Code
     Under Section 162(m) of the United States Internal Revenue Code of 1986, as amended, the Company may not deduct annual compensation in excess of $1 million paid to certain employees; generally its Chief Executive Officer and its four other most highly compensated executive officers, unless that compensation qualifies as performance-based compensation. While the Compensation Committee intends to structure performance-related awards in a way that will preserve the maximum deductibility of compensation awards, the Compensation Committee may from time to time approve awards which would vest upon the passage of time or other compensation which would not result in qualification of those awards as performance-based compensation. It is not anticipated that compensation realized by any executive officer under the Company’s plans and programs now in effect will result in a material loss of tax deductions.
Accounting for Stock-Based Compensation
     For the year ended December 31, 2007 the Company accounted for its stock option program in accordance with the requirements of FASB 123 (Revised).
SUMMARY COMPENSATION TABLE
     The following table summarizes the total compensation paid or earned for services rendered to the Company and its subsidiaries by each of the named executive officers for the fiscal year ended December 31, 2007

(a)	(b)	(c)	(d)	(e)	(f)
			Option	All Other
		Salary	Awards	Compensation	Total
Name and Principal Position	Year	($) (1)	($) (2)	($) (3)	($)
Vincent McDonnell (4)	2007	367,004	169,989	50,923	587,915
President, Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer and Director (Principal Executive Officer effective June 27, 2007)

David Robson (4)	2007	262,146	48,453	45,879	356,478
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer up to June 27, 2007)

Jeffrey Wilkins (5)	2007	244,669	93,322	33,010	371,001
Chief Financial Officer and Director

Liz Landles	2007	141,475	14,536	25,782	181,793
Corporate Secretary

(1)	Salaries are set and payments are made to the Company’s executive officers in Pounds Sterling (£). Column (c) reflects these amounts converted into U.S. dollars at an exchange rate of £1= $1.9973 on December 31, 2007 as reported on www.oanda.com.

(2)	The amounts in column (d) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(Revised) of awards pursuant to the Stock Option Program and thus include amounts from awards granted in and prior to 2007. Assumptions used in the calculation of this amount for fiscal years ended December 31, 2005, 2006 and 2007 are included in footnote 20 to the Company’s audited financial statements commencing at page F-1 of the Report.

(3)	The amounts shown in column (e) reflect for each named executive officer:
•	the Company’s contribution of 9% of basic salary to their personal pension schemes;

•	permanent health insurance (including family healthcare insurance) premiums;

•	life assurance premiums;

•	critical illness premiums;

•	income protection premiums.
(4)	Mr. McDonnell was appointed Chief Executive Officer on June 27, 2007. On the same date Dr. David Robson stepped down from the position of Chief Executive Officer and became Chairman and non-employee member of the Board for the remainder of the year. Dr. Robson subsequently resigned from the Board effective on February 7, 2008.

(5)	Jeffrey Wilkins was elected a director on September 24, 2007 in addition to his duties as Chief Financial Officer.

Grants of Plan Based Awards
Outstanding Equity Awards at Fiscal Year-End

(a)	(b)	(c)	(d)	(e)
		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised	Option
	Unexercised	Options (#)	Exercise	Option
	Options (#)	Unexercisable	Price	Expiration
Name and Principal Position	Exercisable	(1)	($)	Date
Vincent McDonnell	100,000	50,000	1.00	8/14/2013
President, Chief Executive Officer, Chief Operating	300,000	—	1.42	11/30/2012
Officer, Chief Commercial Officer and Director	210,000	—	1.00	7/26/2012
(Principal Executive Officer effective June 27, 2007)	900,000	—	0.65	9/23/2011

David Robson (2)	300,000	—	1.00	7/26/2012
Chairman of the Board, Chief Executive Officer	1,500,000	—	0.65	9/23/2011
and Director (Principal Executive Officer up to June 27, 2007)

Jeffrey Wilkins	80,000	160,000	0.86	9/25/2014
Chief Financial Officer and Director	100,000	50,000	1.00	8/14/2013
	60,000	—	0.88	5/5/2012
	126,000	—	1.20	1/9/2012
	30,000	—	0.95	11/23/2011
	60,000	—	0.65	9/23/2011
	35,000	—	0.60	8/1/2009
	55,000	—	0.60	8/1/2009
	24,000	—	0.69	3/4/2008

Liz Landles (3)	90,000	—	1.00	7/26/2012
Corporate Secretary	510,000	—	0.65	9/23/2011

(1)	All options listed above have a term of 7 years from date of issue and vest 1/3 for each year, with the first 1/3 vesting immediately.

(2)	Dr. Robson subsequently resigned from the Board effective on February 7, 2008. In settlement of the six-month notice provisions under his Service Agreement the Company paid Dr. Robson £30,000 and extended the expiration date of his options to purchase 1,800,000 shares of Common Stock to December 31, 2008.

(3)	Ms. Landles’ options expire on May 11, 2008 in accordance with their terms, three months after she terminated employment with the Company.
Option Exercises

     Stock options exercised by the Company’s named executive officers during the fiscal year ended December 31, 2007 were as follows:

(a)	(b)	(c)
	Number of
	Shares Acquired	Value Realised
	on Exercise	on Exercise
Name and Principal Position	(#)	($)
Vincent McDonnell	—	—
President, Chief Executive Officer, Chief Operating Officer, Chief Commercial Officer and Director (Principal Executive Officer effective June 27, 2007)

David Robson	1,000,000	638,621
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer up to June 27, 2007)

Jeffrey Wilkins (1)	20,000	—
Chief Financial Officer and Director

Liz Landles	100,000	63,862
Corporate Secretary

(1)	Mr. Wilkins acquired 20,000 Shares on exercise at $0.14 per share and retained these shares as at December 31, 2007.
Pension Benefits
     The Company makes a contribution of 9% of the executive officers’ basic salary to their individual personal pension schemes. The Company does not maintain or sponsor a Company pension plan for directors, executives, officers or employees.
Employment Agreements and other Arrangements
     Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited in relation to the provision of services by Dr. David Robson pre June 27, 2007.
     In 2007 Dr. David Robson served as Chairman and Chief Executive Officer of the Company pursuant to an agreement with Vazon Energy Limited (“Vazon”) of which Dr. Robson is the sole owner, Chairman and Managing Director. Dr. Robson through Vazon signed a comprehensive Management Services Agreement with a rolling six-month termination notice period and a two-year non-competition clause effective from the date of termination of the agreement. Dr. Robson stepped down from the position of Chief Executive Officer of the Company effective June 27, 2007. Dr. Robson effectively became Chairman and non-employee Director and a new Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson in the capacity of Chairman and non-employee Director was effective June 27, 2007.
     Under the terms of the Management Services Agreement up to June 27, 2007, Dr. Robson received during 2007 a base salary of £225,000, which was payable on a monthly basis. Dr. Robson was further entitled to a discretionary cash bonus payable at the discretion of the Compensation Committee (or failing that the Company’s Board). The Management Services Agreement did not contain any provisions in relation to stock options.
     The Management Services Agreement became effective on June 30, 2000 and could be terminated by either party upon 6 months written notice. Other grounds for termination were the liquidation or dissolution of the Company, mutual agreement of the parties to terminate and the occurrence of an Event of Default as defined in the Management Services Agreement. In the event of a “change of control” of the Company, the Company would have been required to give Dr. Robson not less than 12 months written notice to terminate the Management Services Agreement. The Management Services Agreement contained a covenant, under which Dr. Robson would not, for a period of two years following the termination of the agreement, directly or indirectly induce any consultant of the Company to terminate their employment, hire by direct approach any consultant of the Company, or in any way interfere with the relationship of the Company and any consultant, agent or representative. Furthermore, Dr. Robson is prohibited from directly or indirectly soliciting, diverting or attempting to divert business or related business from the Company for a period of two years from the date of termination of the Management Services Agreement.
     Under the terms of the agreement, Dr. Robson had a duty not to disclose any confidential information of the Company and to use such information solely for the benefit of the Company. Dr. Robson had a contractual obligation under this agreement to disclose and deliver to the Company for its exclusive use and benefit any inventions as a direct result of work performed for the Company.
     In terms of benefits, in 2007 the Company made a monthly contribution of 9% of base salary for Dr. Robson’s pension provision. Dr. Robson was also provided with life assurance with death coverage of up to four times his base salary (excluding any bonus), permanent health insurance and family healthcare insurance.
     The Management Services Agreement did not contain any “gross-up” provisions for “excess parachute” payments, severance provisions or provisions requiring Dr. Robson’s nomination to the Board of the Company.
     This Management Services Agreement was terminated June 27, 2007.
     Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited in relation to the provision of services by Dr. David Robson post June 27, 2007.
     Dr. Robson stepped down from the position of Chief Executive Officer of the Company on June 27, 2007 and effectively became Chairman and non-employee Director for the Company. A new Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson in the capacity of Chairman and non-employee Director was effective June 27, 2007
     Pursuant to an agreement with Vazon Energy Limited of which Dr. Robson is the sole owner, Chairman and Managing Director, Dr. Robson through Vazon signed a comprehensive Management Services Agreement with a six-month termination notice period and a one-year non-competition clause effective from the date of termination of the agreement.
     Under the terms of the Management Services Agreement, Dr. Robson received a base salary of £75,000 per year paid on a monthly basis and this was reduced to £60,000 per year paid on a monthly basis after two month of the agreement being effected as Dr. Robson’s responsibilities reduced. The Company made a monthly contribution of 9% of base salary to Dr Robson’s personal pension requirements for two months only after the agreement being effected.
     Dr. Robson was further entitled for bonuses at the discretion of the Compensation Committee of the Board of Directors of CanArgo but did not receive any during the year. Dr. Robson was further be provided with life assurance with death coverage of up to four times his base salary (excluding any bonus), permanent health insurance, family healthcare insurance and comprehensive BUPA travel insurance. The Agreement contained customary confidentiality provisions. The Agreement did not contain any “gross-up” provisions for “excess parachute” payments, severance provisions or provisions requiring Dr. Robson’s nomination to the Board of the Company.
     Dr. Robson subsequently resigned from the Board effective on February 7, 2008. In settlement of the six-month notice provisions under the Management Services Agreement the Company paid Dr. Robson £30,000 and extended the expiration date of his options to purchase 1,800,000 shares of Common Stock to December 31, 2008.
Service Agreement between CanArgo Energy Corporation and Vincent McDonnell
     Vincent McDonnell serves as Chief Operating Officer of the Company pursuant to a Service Agreement dated December 1, 2000. The Service Agreement became effective on December 1, 2000 and may be terminated by either party upon 6 months written notice. The Company is entitled to make a payment to Mr. McDonnell in lieu of notice. The Service Agreement contains “garden leave” provisions whereby the Company has the right to suspend certain duties and powers of the executive during the notice period.
     Under the terms of the Service Agreement, Mr. McDonnell received during 2007 a base salary of £195,000 which was payable on a monthly basis. The Service Agreement does not contain any provisions in relation to bonus payments and entitled Mr. McDonnell to a one-time grant of 100,000 share options when it when it was originally signed in 2000.
     The Service Agreement contains a restrictive covenant, under which Mr. McDonnell will not during his employment or for a period of 12 months following the termination of his employment (without the prior written consent of the Company) directly or indirectly compete with the Company in the Restricted Area (as defined in the Service Agreement), solicit or induce any critical employee of the Company to terminate their employment, employ or otherwise engage any critical employee in any competing business with the Company or solicit or induce any government body or agency or any third party in the Restricted Area to cease to deal with the Company.
     Under the terms of the Service Agreement, Mr. McDonnell has a duty not to disclose any confidential information of the Company and must use such information solely for the benefit of the Company. Mr. McDonnell has a contractual obligation under his Service Agreement to disclose and deliver to the Company for its exclusive use and benefit any inventions as a direct result of work performed for the Company.
     In terms of benefits, the Company will contribute 9% of Mr. McDonnell’s basic salary for his personal pension provision. Mr. McDonnell is also provided with life assurance with death coverage of four times his annual salary, permanent health insurance and family health care insurance. The Service Agreement does not contain any “gross-up” provisions for “excess parachute” payments, severance payments or provisions requiring Mr. McDonnell’s nomination to the Board of the Company.
Service Agreement between CanArgo Energy Corporation and Jeffrey Wilkins
     Jeffrey Wilkins serves as Chief Financial Officer of the Company pursuant to a Service Agreement dated August 22, 2006. The Service Agreement became effective on August 22, 2006 and may be terminated by either party upon 6 months written notice. The Company is entitled to make a payment to Mr. Wilkins in lieu of notice. The Service Agreement contains “garden leave” provisions whereby the Company has the right to suspend certain duties and powers of the executive during the notice period.
     Under the terms of the Service Agreement, Mr. Wilkins received during 2007 a base salary of £130,000 which was payable on a monthly basis commencing on August 1, 2006. The Service Agreement does not contain any provisions in relation to bonus payments.
     The Service Agreement contains a restrictive covenant, under which Mr. Wilkins will not during his employment or for a period of 12 months following the termination of his employment (without the prior written consent of the Company) directly or indirectly compete with the Company in the Restricted Area (as defined in the Service Agreement), solicit or induce any critical employee of the Company to terminate their employment, employ or otherwise engage any critical employee in any competing business with the Company or solicit or induce any government body or agency or any third party in the Restricted Area to cease to deal with the Company.
     Under the terms of the Service Agreement, Mr. Wilkins has a duty not to disclose any confidential information of the Company and must use such information solely for the benefit of the Company. Mr. Wilkins has a contractual obligation under his Service Agreement to disclose and deliver to the Company for its exclusive use and benefit any inventions as a direct result of work performed for the Company.
     In terms of benefits, the Company will contribute 9% of Mr. Wilkins’s basic salary for his personal pension provision. Mr. Wilkins is also provided with life assurance with death coverage of four times his annual salary, permanent health insurance and family health care insurance.
     The Service Agreement does not contain any “gross-up” provisions for “excess parachute” payments, severance payments or provisions requiring Mr. Wilkins’s nomination to the Board of the Company.
Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited in relation to the provision of services by Liz Landles.
     In 2007 Liz Landles provided all of her services to the Company as Executive Vice President and Corporate Secretary through Vazon, of which she is an employee pursuant to a Service Agreement dated February 18, 2004 between Ms. Landles and Vazon. Vazon provided management services to the Company in accordance with an evergreen Management Services Agreement dated February 18, 2004, subsequently amended June 27, 2007. Ms. Landles’ Service Agreement became effective from January 1, 2004 and was terminable upon three months prior notice unless sooner terminated for cause. In 2007 pursuant to the Service Agreement, Ms. Landles received a base salary of £105,000 per year payable on a monthly basis up to June 27, 2007, reduced to £40,000 per year payable on a monthly basis based on the amended agreement effectively stating that 30% of the total hours worked by Ms Landles would be attributable to CanArgo, and further reduced to £30,000 per year payable on a monthly basis when she stepped down as Executive Vice President on September 22, 2007. The Company made a monthly contribution of 9% of base salary for Ms. Landles’ personal pension provision. The Service Agreement did not contain any contractual bonus provisions although Ms. Landles was eligible for bonuses at the discretion of the Compensation Committee. Ms. Landles was provided with life assurance with death coverage of four times her annual salary, permanent health insurance and family healthcare cover.
     The Agreement contained customary confidentiality provisions. The Agreement did not contain any “gross-up” provisions for “excess parachute” payments, severance provisions or provisions requiring Ms. Landles’ nomination to the Board of the Company.
     Ms. Landles terminated her employment by the Company as Corporate Secretary. In settlement of the termination notice provisions under her Service Agreement the Company agreed to keep Ms. Landles on for three months as an Assistant Corporate Secretary at her prior salary. In accordance with the terms of her stock options her unexercised options will expire on May 11, 2008.

Director Compensation
     The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board.
Cash Compensation Paid to Board Members
     In 2007 the Company paid directors’ fees to the Chairman and non-employee director (in UK Pounds Sterling) on an adjusted monthly basis at a rate of $149,798 per year for 2 months and $119,838 for 3 months. The Company paid all other non-employee directors (in UK Pounds Sterling) on an adjusted quarterly basis at a rate of $99,865 per year plus $1,997 for each meeting of the Audit Committee that they attend (using an exchange rate of £1 = $1.9973 as at December 31, 2007 (as quoted on www.oanda.com). The Company also reimburses ordinary out-of-pocket expenses for attending Board and Committee meetings. Directors who are also employees of the Company receive no additional compensation for service as a director. The Company does not provide retirement benefits to directors under any current program.
Director Summary Compensation Table
     The following table shows the compensation paid to all persons who were non-employee directors, including their respective affiliates, during the fiscal year ended December 31, 2007:

(a)	(b)	(c)	(d)	(e)
	Fees Earned
	or Paid in	Option	All Other
	Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)

David Robson (1)	54,926	—	5,590	60,516
Nils Trulsvik (2)	80,891	—	—	80,891
Russ Hammond	107,854	—	—	107,854
Michael Ayre	107,854	—	—	107,854

(1)	Effective June 24, 2007 Dr. Robson stepped down as Chief Executive Officer of the Company and became Chairman and non-employee member of the Board for the remainder of the year. Dr. Robson subsequently resigned from the Board on February 7, 2008.

(2)	Effective September 24, 2007, Mr. Trulsvik resigned from the Board.
Non-Employee Director Service Agreements
     In settlement of the notice provisions under his Service Agreement the Company paid Dr. Robson £30,000 and extended the expiration date of his options to purchase 1,800,000 shares of Common Stock to December 31, 2008.
Compensation Committee Interlocks and Insider Participation
     During 2007, the Company’s Compensation Committee consisted of Russ Hammond, and, until September 24, 2007 when he resigned from the Board, Nils Trulsvik. On April 1, 2008, Michael Ayre was appointed a member of the Compensation Committee. Both Mr. Hammond and Mr. Ayre are non-employee independent directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP BY CERTAIN BENEFICIAL HOLDERS
     The following table sets forth information regarding ownership of the Common Stock as of the most recent practicable date or earlier date for information based on filings with the Securities and Exchange Commission by (a) each person known to the Company to beneficially own more than 5% of the outstanding shares of the Common Stock of the Company, (b) each director of the Company, (c) the Company’s Chief Executive Officer and each other executive officer named in the compensation tables appearing later in this Proxy Statement and (d) all directors and executive officers as a group. The information in this table is based solely on statements in filings with the Securities and Exchange Commission or other reliable information. Unless otherwise indicated, each of these shareholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

	Amount and Nature		Percentage
Security Ownership of Management	of Beneficial		of
Name of Beneficial Owner	Ownership		Class(12)

Non- Employee Directors
Russ Hammond	430,000	(1)	*
Michael Ayre	670,000	(2)	*
Anthony Perry	—	(3)	*

Named Executive Officers
Vincent McDonnell	1,710,000	(4)	*
Jeffrey Wilkins	606,000	(5)	*
All Directors and Executive Officers as a Group (5 persons)	3,416,000	(6)	1.41%

Security Ownership of More Than 5% Shareholders
Persistency	28,100,000	(7)	11.61%
P.O. Box 309
Ugland House
South Church Street
George Town
Cayman Islands
British West Indies

Persistency Capital, LLC	28,100,000	(8)	11.61%
850 7th Avenue
Suite 701
New York
New York 10019
U.S.A

Andrew Morris	28,100,000	(9)	11.61%
c/o Persistency Capital, LLC
850 7th Avenue
Suite 701
New York
New York 10019
U.S.A

BlackRock, Inc.	21,692,200	(10)	8.96%
40 East 52nd Street
New York
NY 10022

Ingalls & Snyder LLC	12,160,678	(11)	5.02%
61 Broadway
New York, NY 10006

*	Less 1%

(1)	Includes 330,000 shares underlying presently exercisable options. Does not include 190,000 shares subject to unexercised stock options awarded to Mr. Julian Hammond, a former employee of the Company and Mr. Russ

Hammond’s son. Mr. Hammond disclaims ownership of his son’s shares.
(2)	Includes 580,000 shares underlying presently exercisable options.

(3)	Mr Perry was elected to the Board on April 1, 2008.

(4)	Includes 1,510,000 shares underlying presently exercisable options.

(5)	Includes 546,000 shares underlying presently exercisable options.

(6)	Includes 2,966,000 shares underlying presently exercisable options held by directors and executive officers as a group.

(7)	Security ownership information for the beneficial owner is taken from the Forms 13G/A dated April 17, 2008.

(8)	Security ownership information for the beneficial owner is taken from the Forms 13G/A dated April 17, 2008.

(9)	Security ownership information for the beneficial owner is taken from the Forms 13G/A dated April 17, 2008.

(10)	Security ownership information for the beneficial owner is taken from the Form 13G/A filed on February 8, 2008.

(11)	Security ownership information for the beneficial owner is taken from the Form 13G/A file on February 8, 2008.

(12)	The Class represents common stock outstanding as at April 18, 2008. This excludes any convertible shares and warrants attached to outstanding convertible loans at this date although these shares are included in Forms 13G filed by convertible note-holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Mr. Russ Hammond, a non-employee director of the Company, is also an Investment Advisor to Provincial Securities Limited who became a minority shareholder in the Norio and North Kumisi (Block XIc) Production Sharing Agreement through a farm-in agreement to the Norio MK72 well. On September 4, 2003 the Company concluded a deal to purchase Provincial Securities Limited’s minority interest in CanArgo Norio Ltd. by a share swap for shares in the Company. The purchase was achieved by issuing 6 million restricted shares of common stock in the Company to the minority interest holders in CanArgo Norio Ltd. Of the interests in CanArgo Norio Ltd., Provincial Securities Limited owned 4% and received 2,234,719 shares of the Company’s common stock.
     Provincial Securities Limited also had an interest in Tethys Petroleum Limited (formerly named Tethys Petroleum Investments Limited) (“Tethys”), a Guernsey company, established to develop potential projects in Kazakhstan, in which the Company had a minority interest until June 2005 when the Company acquired the remaining 55% interest in Tethys which it did not own. Pursuant to this transaction, Provincial Securities Limited received 5,500,000 shares of the Company’s common stock in exchange for its interest in Tethys. Mr. Hammond did not receive any compensation in connection with these transactions and disclaims any beneficial ownership of Provincial Securities Limited or of any shares of the Company’s common stock owned by Provincial Securities Limited. In August 2007, the Company disposed of its interest in Tethys. Mr. Julian Hammond, Mr. Hammond’s son, was employed as a Vice-President of Tethys, at an annual salary of £96,000 Pounds Sterling (£) and was awarded an aggregate of 190,000 options to purchase shares of common stock under the Company’s Stock Option Plans at a weighted average exercise price of $0.82. Mr. Hammond disclaims ownership of his son’s shares.
     Transactions with affiliates or other related parties including management of affiliates are to be undertaken on the same basis as third party arms-length transactions. Transactions with affiliates and other related parties are reviewed and voted on by the Board with any potential related parties absent from such discussions or votes.
     The Company is in the process of reviewing its policy with respect to the review, approval or ratification of related person transactions and to date a formal policy has not been adopted by the Board. However, the Company follows the rules adopted by the AMEX in respect of related party transactions and is annually required to review related person transactions. Further, on an annual basis, each Director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transaction with the Company in which the Director and executive officer, or any member of his or her immediate family, have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     In accordance with the rules of the SEC, the following chart outlines fees pertaining to the years ended December 31, 2007 and December 31, 2006 by L J Soldinger Associates LLC:

SERVICES PERFORMED	2007	2006

Audit Fees(1)	$799,000	$1,018,000

Audit-Related Fees(2)	$2,000	$21,000

Tax Fees(3)	$27,000	$50,000

All Other Fees(4)	—	—

Total Fees	$828,000	$1,089,000

Notes To Preceding Table

(1)	Audit fees represent fees billed for professional services provided in connection with the audit of our annual financial statements, reviews of our quarterly financial statements and audit services provided in connection with statutory and regulatory filings for those years.

(2)	Audit-related fees represent fees billed primarily for assurance and related services reasonably related to the performance of the audit or reviews of our financial statements or registration statements.

(3)	Tax fees principally represent fees billed for tax preparation, tax advice and tax planning services.

(4)	All other fees principally would include fees billed for products and services provided by the accountant, other than the services reported under the three captions above.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(b) Exhibits

†32(1)	Section 1350 Certification of the PEO.

†32(2)	Section 1350 Certification of the PFO

† Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CanArgo Energy Corporation
(Registrant)

By:	/s/ Jeffrey Wilkins	Date: April 23, 2008

Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Vincent McDonnell	Date: April 23, 2008

Vincent McDonnell, Acting Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Michael Ayre	Date: April 23, 2008

Michael Ayre, Director

By:	/s/ Russell Hammond	Date: April 23, 2008

Russell Hammond, Director

By:	/s/ Anthony J. Perry	Date: April 23, 2008

Anthony J. Perry, Director

EXHIBIT INDEX

†32(1)	Section 1350 Certification of the PEO.

†32(2)	Section 1350 Certification of the PFO

† Filed herewith