Form 10-Q
period 2008-03-31
CANARGO ENERGY CORP
filed 2008-05-12
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	0001-32145

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
     Yes ☐          No ☑
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on April 28, 2008 was 242,107,390.

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

FORWARD-LOOKING STATEMENTS
The United States Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. Such forward-looking statements are based upon the current expectations of CanArgo and speak only as of the date made. These forward-looking statements involve risks, uncertainties and other factors. The factors discussed elsewhere in this Quarterly Report on Form 10-Q are among those factors that in some cases have affected CanArgo’s historic results and could cause actual results in the future to differ significantly from the results anticipated in forward-looking statements made in this Quarterly Report on Form 10-Q, future filings by CanArgo with the Securities and Exchange Commission, in CanArgo’s press releases and in oral statements made by authorized officers of CanArgo. When used in this Quarterly Report on Form 10-Q, the words “estimate,” “project,” “anticipate,” “expect,” “intend,” “believe,” “hope,” “may” and similar expressions, as well as “will,” “shall”, “could” and other indications of future tense, are intended to identify forward-looking statements. Few of the forward-looking statements in this Report deal with matters that are within our unilateral control. Acquisition, financing and other agreements and arrangements must be negotiated with independent third parties and, in some cases, must be approved by governmental agencies. These third parties generally have interests that do not coincide with ours and may conflict with our interests. Unless the third parties and we are able to compromise their various objectives in a mutually acceptable manner, agreements and arrangements will not be consummated.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Expressed in United States dollars)
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and cash equivalents	$4,229,936	$6,869,381
Accounts receivable	413,470	379,268
Crude oil inventory	434,275	373,770
Prepayments	529,981	311,537
Assets to be disposed	77,058	71,294
Other current assets	165,700	167,404

Total current assets	$5,850,420	$8,172,654

Non Current Assets
Prepaid financing fees	100,057	74,804

Capital assets, net (including unevaluated amounts of $13,124,724 and $9,444,742, respectively)	53,979,083	51,304,619

Total Assets	$59,929,560	$59,552,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$1,765,563	$481,665
Accrued liabilities	6,227,777	6,639,887
Liabilities to be disposed	365,116	336,446

Total current liabilities	$8,358,456	$7,457,998

Long term debt	12,111,003	11,697,231
Other non current liabilities	19,715	37,778
Provision for future site restoration	236,488	230,720

Total Liabilities	$20,725,662	$19,423,727

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized — 500,000,000 shares at March 31, 2008 and at December 31, 2007; shares issued, issuable and outstanding — 242,120,974 at March 31, 2008 and at December 31, 2007	24,212,096	24,212,096
Capital in excess of par value	245,596,724	245,316,295
Accumulated deficit	(232,724,452)	(231,519,571)

Total stockholders’ equity	$37,084,368	$38,008,820

Total Liabilities, Temporary Equity and Stockholders’ Equity	$59,929,560	$59,552,077

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations — Unaudited

	Unaudited
	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,590,762	$446,847

	2,590,762	446,847

Operating Expenses:
Field operating expenses	364,936	230,551
Direct project costs	249,973	176,646
Selling, general and administrative	1,456,595	1,728,802
Depreciation, depletion and amortization	747,259	265,711

	2,818,763	2,401,710

Operating Loss from Continuing Operations	(228,001)	(1,954,863)

Other Income (Expense):
Interest income	28,814	109,887
Interest and amortization of debt discount and expense	(859,484)	(2,227,994)
Foreign exchange gains (losses)	(90,004)	(19,917)
Other	(36,412)	1,485

Total Other Expense	(957,086)	(2,136,539)

Loss from Continuing Operations Before Taxes	(1,185,087)	(4,091,402)

Income taxes	—	—

Loss from Continuing Operations	(1,185,087)	(4,091,402)

Net Loss from Discontinued Operations, net of taxes and minority interest	(19,794)	(1,840,401)

Net Loss	$(1,204,881)	$(5,931,803)

Weighted average number of common shares outstanding
- Basic	242,120,974	238,100,918

- Diluted	242,120,974	238,100,918

Basic and Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.00)	$(0.02)
- from discontinued operations	$(0.00)	$(0.01)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.00)	$(0.03)

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows — Unaudited

	Three Months Ended March 31,
	2008	2007

	(Expressed in United States dollars)
Operating activities:
Net Loss	(1,185,087)	(5,931,803)
Net loss from discontinued operations, net of taxes and minority interest	(19,794)	(1,840,401)

Loss from continuing operations	(1,204,881)	(4,091,402)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	280,429	219,660
Non-cash interest expense and amortization of debt discount	856,556	2,219,912
Depreciation, depletion and amortization	747,259	265,711
Changes in assets and liabilities:
Restricted cash	—	299,777
Accounts receivable	(34,202)	454,636
Inventory	(60,505)	(528,580)
Prepayments	(322,413)	198,965
Other current assets	1,704	(450)
Accounts payable	213,563	(1,534,848)
Deferred revenue	—	(484,515)
Accrued liabilities	(846,360)	(74,046)

Net cash used by continuing operating activities	(368,850)	(3,055,180)

Investing activities:
Capital expenditures	(2,397,470)	(3,026,830)
Change in oil and gas supplier prepayments	103,969	1,129,315

Net cash used in investing activities	(2,293,501)	(1,897,515)

Financing activities:
Proceeds from sale of common stock	—	947,800
Payment of loan fees	—	(77,101)

Net cash provided by financing activities	—	870,699

Discontinued activities:
Net cash generated (used) by operating activities	22,906	(2,720,780)
Net cash used in investing activities	—	(3,409,463)
Net cash provided by financing activities	—	16,720,677

Net cash flows from assets and liabilities held for sale and to be disposed	22,906	10,590,434

Net increase (decrease) in cash and cash equivalents	(2,639,445)	6,508,438
Cash and cash equivalents, beginning of period	6,869,381	16,452,550
Amounts reclassified to discontinued operations	—	(1,763,261)
Cash and cash equivalents, beginning of period as stated	6,869,381	14,689,289

Cash and cash equivalents, end of period	$4,229,936	$22,960,988

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations, as necessary for a fair statement of the results for the interim period. Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on reported net loss as a result of these reclassifications. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K as amended, for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
Going Concern
     The interim consolidated condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which contemplates continuation of the Company as a going concern. The items listed below raise substantial doubt about our ability to continue as a going concern. The interim consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
•	We incurred net losses from continuing operations to common stockholders of approximately $1,185,000 for the period ended March 31, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $1,884,000 for the period ended March 31, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

•	At March 31, 2008 we had negative working capital of $2,508,000.

•	In the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of its operations.

•	At March 31, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $4,230,000.

•	We have planned capital expenditure budget for the remainder of 2008 of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the Notes covered by such Agreements.

     If we are unable to obtain additional funds when they are required, or if the funds cannot be obtained on terms favourable to us, we may be required to delay, scale back or eliminate our exploration, development and completion program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish our interest in our properties or in the extreme situation, cease operations altogether.
Management’s Plan
     We require additional funding within the next six months to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of April 18, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon stockholders approving an increase in the number of authorized shares of common stock at the Annual Meeting of Stockholders, currently scheduled for June 26, 2008, securing the consents of the holders of the our outstanding notes, securing a standby underwriting, registration of the Rights Offering under the Securities Act of 1933, as amended (the “Securities Act”) and complying with all other applicable securities laws and stock exchange rules and regulations. We also announced that we are currently negotiating with one or more prospective investors to underwrite the unsubscribed shares at the subscription price. The Rights Offering, if successful, would provide the capital needed to meet at least our 2008 planned capital expenditures.
     We believe that if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations and to properly develop the Manavi Field, continue our development plans for the Ninotsminda Field, continue appraising the Norio discoveries, and further develop our business in the region.
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
2	Foreign Operations
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

3	Accounts Receivable
     Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current Assets
Trade receivables	$27,128	$208,732
Insurance receivable	114,238	—
Other receivables	272,104	170,536

	$413,470	$379,268

     There was no bad debt expense for either of the three month periods ended March 31, 2008 and 2007.
     The trade receivable of $208,732 at December 31, 2007 related to a partial amount owed from an oil sale and was received in full in January 2008.
     The insurance receivable of $114,238 at March 31, 2008 related to final settlement agreed by the insurance underwriters in respect of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004.
     Included in other receivables of $272,105 at March 31, 2008 is an amount of $200,000 for proceeds due from an unrelated third party in respect to an agreed sale during the period of a shallow field area contained within our Norio Production Sharing Contract. We have previously assessed this area not to be commercially viable. Included in other receivables of $170,536 at December 31, 2007 is an amount of $106,585 due from Tethys Petroleum Limited (“Tethys”) for Tethys selling, general and administrative expenses paid by the Company after we sold our entire Tethys shareholding. The amount owed by Tethys was settled in full in February 2008.
4	Prepayments
     Prepayments consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Drilling Contractors	$57,328	$161,297
Financing Fees	46,721	46,721
Insurance	328,493	11,522
Other	97,439	91,997

	$529,981	$311,537

5	Prepaid financing fees
     Prepaid financing fees at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Commission and Professional fees	$100,057	$74,804

	$100,057	$74,804

     Prepaid financing fees as at March 31, 2008 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes to a group of investors due September 1, 2009 of which $4,250,000 is currently outstanding, a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note to a group of investors due June 28, 2010 and legal fees incurred during the period in respect of the proposed Rights Offering announced on April 23, 2008. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans. The fees in respect of the Rights Offering will be offset against additional paid in capital obtained from the Rights Offering.
     Prepaid financing fees as at December 31, 2007 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes to a group of investors due September 1, 2009 of which $4,250,000 was outstanding at 31 December, 2007 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note to a group of investors due June 28, 2010. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans.
6	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at March 31, 2008:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$145,812,353	$(112,191,062)	$33,621,291
Unproved properties	13,124,724	—	13,124,724

	158,937,077	(112,191,062)	46,746,015

Property and Equipment
Oil and gas related equipment	10,851,766	(3,886,064)	6,965,702
Office furniture, fixtures and equipment and other	1,125,733	(858,367)	267,366

	11,977,499	(4,744,431)	7,233,068

	$170,914,576	$(116,935,493)	$53,979,083

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2007:

	(Audited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And	Assets
		Impairment
Oil and Gas Properties
Proved properties	$145,983,558	$(111,567,391)	$34,416,167
Unproved properties	9,444,742	—	9,444,742

	155,428,300	(111,567,391)	43,860,909

Property and Equipment
Oil and gas related equipment	10,938,820	(3,816,173)	7,122,647
Office furniture, fixtures and equipment and other	1,125,733	(804,670)	321,063

	12,064,553	(4,620,843)	7,443,710

	$167,492,853	$(116,188,234)	$51,304,619

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field and Manavi prospect.
7	Loans Payable and Long Term Debt
     Loans payable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Long term debt:
Senior Subordinated Convertible Guaranteed Loan Notes	$4,650,000	$4,650,000
12% Subordinated Convertible Guaranteed Loan Note	10,600,000	10,600,000
Unamortized debt discount	(3,138,997)	(3,552,769)

Long term debt	$12,111,003	$11,697,231

     Senior Subordinated Convertible Guaranteed Notes: On March 3, 2006, we finalised a private placement with a limited group of investors arranged by Ingalls & Snyder LLC of New York City of a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes due September 1, 2009 (the “Subordinated Notes”) and warrants to purchase an aggregate of 13,000,000 shares of our common stock, par value $0.10 per share. These warrants expired unexercised on March 3, 2008.
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
     Conversion. The Subordinated Notes are convertible, in whole or in part, into shares of CanArgo common stock at a conversion price per share of $1.00 (the “Conversion Price”) (the original exercise price of $1.37 having been reset to $1.00), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the Conversion Price will be reset to such lower price.
     Issue of further $400,000 Subordinated Notes in connection with restructuring of short term interest payments: On June 13, 2007, the Company entered into an amendment, consent and waiver with the holders of the Subordinated Notes in terms of which the holders of the Subordinated Notes agreed to receive certain interest payments due on the Subordinated Notes as of June 30, 2007 by payment in kind of additional Subordinated Notes. As a result, the Company issued a further $400,000 in aggregate principal amount of Subordinated Notes. These additional Subordinated Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $13 million in aggregate principal amount of Subordinated Notes which were previously issued (see the section above entitled “Senior Subordinated Convertible Guaranteed Notes”).
     12% Subordinated Convertible Guaranteed Note: On June 28, 2006, we entered into a $10,000,0000 private placement with Persistency (the “Purchaser”) of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Subordinated Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (the “12% Subordinated Note Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment, and expiring on June 28, 2008 or sooner under certain circumstances (the “12% Subordinated Note Warrants”).
     The terms of the 12% Subordinated Note Purchase Agreement and related agreements include the following:
Interest. The unpaid principal balance under the 12% Subordinated Note bears interest (computed on the basis of a 360-day year of twelve 30-day months) payable semi-annually on June 30 and December 31, commencing December 31, 2006, in cash at the rate of 12% per annum and (b) at the rate of 15% per annum on any overdue payments of principal and interest.

Conversion. The 12% Subordinated Note is convertible, in whole or in part, into shares of CanArgo common stock at a conversion price per share of $1.00 (the “12% Subordinated Note Conversion Price”), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities, including without limitation the Subordinated Notes) at a price per share of less than $1.00 per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the 12% Subordinated Note Conversion Price will be reset to such lower price.

Security. Payment of all amounts due and payable under the 12% Subordinated Note Purchase Agreement, the 12% Subordinated Note and all related agreements (collectively, the “Loan Documents”) is secured by subordinated guarantees from each other CanArgo Group Member (the “12% Subordinated Subsidiary Guaranty”). If CanArgo forms or acquires a Material Subsidiary (as defined in the 12% Subordinated Note Purchase Agreement) it shall cause such Subsidiary to execute a 12% Subordinated Subsidiary Guaranty (other than for certain excepted companies and legal entities) and thereby become a CanArgo Group Member subject to the provisions of the 12% Subordinated Note Purchase Agreement.

Subordination. Payments on the 12% Subordinated Note and under the 12% Subordinated Subsidiary Guaranty is subordinated and junior in right of payment to the prior payment or conversion in full of CanArgo’s Senior Indebtedness in the event of the bankruptcy, insolvency or other reorganization of CanArgo.
     Issue of further $600,000 12% Subordinated Notes in connection with restructuring of short term interest payments on the 12% Subordinated Notes: On June 13, 2007, the Company entered into an amendment, consent and waiver with Persistency, the holder of the 12% Subordinated Note, in terms of which Persistency agreed to receive the interest payments due on the 12% Subordinated Notes as of June 30, 2007 with a payment in kind of additional 12% Notes. As a result, the Company issued a further $600,000 in aggregate principal amount of 12% Subordinated Notes. These additional 12% Subordinated Notes carry the same rights (including as to conversion into shares of common stock of the Company) as the original $10 million in aggregate principal amount of 12% Subordinated Notes which were previously issued. The rights attaching to the 12% Subordinated Notes are set out in the 12% Subordinated Note Purchase Agreement and related agreements.
8	Accrued Liabilities
     Accrued liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Drilling contractors	$4,931,332	$4,931,332
Non-cash Loan Interest	76,550	76,550
Tethys Spin-Out costs	—	395,611
Professional fees	429,295	929,628
Noteholder Interest	434,250	—
Other	356,350	306,766

	$6,227,777	$6,639,887

     Included in the amounts due to drilling contractors at March 31, 2008 and December 31, 2007 are amounts billed to the Company by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of March 31, 2008 pending the outcome of the dispute resolution (see Note 11) following a formal Request for Arbitration with the London Court of International Arbitration against the Company lodged by WEUS on September 12, 2005.
9	Stockholders’ Equity

Total, December 31, 2007	242,120,974	$24,212,096	$245,316,295	$0	$(231,519,571)	$38,008,820

Stock based compensation under SFAS 123R			280,429			280,429

Net Loss					(1,204,881)	(1,204,881)

Total, March 31, 2008	242,120,974	$24,212,096	$245,596,724	$0	$(232,724,452)	$37,084,368

     Effective February 7, 2008, Dr. David Robson, the Company’s former Chief Executive Officer and after his resignation as Chief Executive Officer in June 2007, the Non-Executive Chairman and a Non-Executive Director of the Board of Directors, resigned from the Board. In connection with Dr. Robson’s departure the Company agreed that the 1,800,000 share options granted to Dr. Robson pursuant to the Company’s Long Term Stock Incentive Plans (“LTSIP”) will remain valid and be exercisable until 31 December 2008 under the terms of such plans. These options comprise:
•	1,500,000 options granted at an exercise price of $0.65 (issued September 24, 2004 and fully vested as at February 7, 2008); and

•	300,000 options granted at an exercise price of $1.00 (issued July 27, 2005 and fully vested as at February 7, 2008).
     In accordance with the modification rules under SFAS No. 123(R), we estimated the fair value of Dr. Robson’s modified stock options based on the options being issued from February, 2008 and expiring on May 7, 2008, the expiry date contained in the original terms of the options and from February, 2008 and expiring on December, 31 2008, the modified expiry date, using the Black-Scholes-option pricing model.
     The difference between the fair value of the modified and original terms of $242,280 was expensed to Stock Based Compensation during the quarter and recorded in Additional Paid-In Capital. The assumptions used in fair valuing the options were as follows:
Fair value assumptions based on original terms of options

	1,500,000 options	300,000 options
Exercise price	$0.65	$1.00
Stock price on May 7, 2008	$0.48	$0.48
Risk free rate of interest	5.15%	5.15%
Expected life of option — months	3	3
Dividend rate	—	—
Historical volatility	143.9%	143.9%
Fair value assumptions based on modified terms of options

	1,500,000 options	300,000 options
Exercise price	$0.65	$1.00
Stock price on May 7, 2008	$0.48	$0.48
Risk free rate of interest	1.97%	1.97%
Expected life of option — months	11	11
Dividend rate	—	—
Historical volatility	149.7%	149.7%
10	Net Income (Loss) Per Common Share
     Net income (loss) per common share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic and diluted earnings per share are provided for continuing operations, discontinued operations and net income (loss). Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect potential dilution from the exercise of securities (convertible debt, warrants or options) into common stock. Outstanding convertible debt, options and warrants to purchase common stock are not included in the computation of diluted loss per share because the effect of these instruments would be anti-dilutive for the loss periods presented.

     The total numbers of such shares excluded from diluted net loss per common share were 58,385,881 for the three months ended March 31, 2008 and 87,086,547 for the three months ended March 31, 2007.
11	Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At March 31, 2008, we had the contingent obligation to issue an aggregate maximum amount of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion the chance of having to issue these shares is remote.
     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has given written consent to an extension to the period within which the data should be acquired to July 31, 2008 and we are currently working with the State Agency to extend this further and amend the Tbilisi PSC accordingly. The total commitment over the remaining period is $350,000. In the event that a commercial discovery is not established, our interest in the Tbilisi PSC would terminate 10 years from the effective date, which will be September 29, 2013.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $214,000,000 at the exchange rate of GEL to US dollars in effect on March 31, 2008). We believe that we have meritorious defences to this claim and intend to defend it vigorously and as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against CanArgo Energy Corporation in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 8) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defenses to this claim and intend to defend it vigorously. At this point in the proceedings it is not possible to predict the outcome of the arbitration. However, in the event that Weatherford is successful, the extent of the loss to the Company would be limited to the payment of the unpaid invoices and the payment of Weatherford’s professional fees in regards to this matter.
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $585,000 at March 31, 2008 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless. The Company is unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
12	Discontinued Operations

Tethys Petroleum Limited
     As at March 31, 2007, Tethys has been reclassified as a Discontinued Operation.
     CanArgo’s ownership of Tethys was diluted during 2007 from 100% ownership on December 31, 2006 to approximately 17.7% as of June 30, 2007. In the first quarter of 2007, Tethys sold approx 6.8 million shares of its common stock in a private placement offering to outside investors for gross proceeds of approximately $16.8 million. This transaction reduced the Company’s interest in Tethys to approximately 67%. In May 2007, Tethys received the approval from the Ministry of Mineral Resources of Kazakhstan to exchange approximately 6 million of Tethys common shares in return for the remaining 30% ownership of BN Munai LLP not previously controlled by Tethys. This transaction reduced the Company’s ownership of Tethys to approximately 52%. On June 13, 2007, the Company, through its wholly owned subsidiary, CanArgo Ltd, sold 6 million of its Tethys common shares to the CanArgo Noteholders in exchange for the extinguishment of $15 million in principal of outstanding notes payable. This transaction reduced the Company’s ownership in Tethys to approximately 30% and resulted in Tethys no longer being a consolidated subsidiary of the Company. On June 27, 2007, Tethys announced that it had completed its initial public offering through the issuance of approximately 18.2 million shares on the Toronto Stock Exchange reducing the Company’s ownership to approximately 17.7%. On August 3, 2007, the Company sold its remaining shareholding in Tethys.
     The results of discontinued operations in respect of Tethys consisted of the following for the three month periods ended:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Loss Before Income Taxes and Minority Interest	$—	$(2,202,610)

Income Taxes	—	—

Minority Interest in Loss		364,818

Net Income (Loss) from Discontinued Operation	$—	$(1,837,792)

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
     The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	March 31,	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$—

Income (Loss) Before Income Taxes and Minority Interest	(19,794)	(2,609)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	(19,794)	$(2,609)

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets to be disposed:
Accounts receivable (net)	$77,058	$71,294
Other current assets

	$77,058	$71,294

Liabilities to be disposed:
Accounts payable	$353,316	$327,046
Provision for future site restoration	11,800	9,400

	$365,116	$336,446

13	Segment and Geographical Data
     During the three month periods ended March 31, 2008 Georgia represented the only geographical segment and CanArgo’s continuing operations operated through one segment, oil and gas exploration.
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
     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2007 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.

Overview
Corporate Developments
     On January 8, 2008, we announced that we had received a deficiency letter from The American Stock Exchange, Inc. (“AMEX”) advising the Company that in view of its continued non-compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide, which require that at least a majority of the directors qualify as “independent directors” and that the Audit Committee be comprised of at least three independent directors, the Company had until January 18, 2008 to submit a plan to the Exchange of steps it has taken, or will take, in order to regain compliance with these requirements by no later than April 4, 2008. The Company has since resolved the deficiency as noted below.
     On March 27, 2008, we announced the appointment of Anthony J. Perry as an Independent Non-Executive Director of the Board of the Company with effect from April 1, 2008. He will also join the Company’s Audit Committee. This appointment means that we now satisfy the continued listing requirements of the AMEX for a majority of independent directors on the Board and three independent directors on the Audit Committee.
     Effective February 7, 2008, Dr. David Robson, the Company’s former Chief Executive Officer and after his resignation as Chief Executive Officer in June 2007, the Non-Executive Chairman and a Non-Executive Director of the Board of Directors, resigned from the Board. In connection with Dr. Robson’s departure the Company agreed:
•	To make a payment to Vazon Energy Limited (“Vazon”) of UK£30,000 in settlement of Dr. Robson’s Service Agreement (Vazon being the company which provided the services of Dr. Robson); and

•	that the 1,800,000 share options granted to Dr. Robson pursuant to the Company’s Long Term Stock Incentive Plans (“LTSIP”) will remain valid and be exercisable until 31 December 2008 under the terms of such plans. These options comprise:
•	1,500,000 options granted at an exercise price of $0.65 (issued September 24, 2004); and

•	300,000 options granted at an exercise price of $1.00 (issued July 27, 2005).
     In accordance with the requirements of the AMEX, on March 18, 2008, we announced that in respect of the Company’s 2007 audited financial statements, the audit opinion issued in the auditors independent report contained additional explanatory language to the standard audit report in respect of the Company’s ability to continue as a going concern. The independent audit report is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and is available at www.sec.gov.
     On April 18, 2008, we announced the scheduled Annual Meeting of Stockholders to be held on June 26, 2008 at 10.30 a.m. Eastern Time at The American Stock Exchange, 86 Trinity Place, New York, NY, 10006, and that only stockholders of record at the close of business on April 28, 2008 will be entitled to notice of, and to vote at, such meeting or any adjournments or postponements thereof.
     On April 23, 2008, we announced the proposed Rights Offering and on April 28, 2008 we filed a Current Report on Form 8-K disclosing the adoption by the Board of Directors of an amendment to our Amended and Restated Certificate of Incorporation increasing the number shares of common stock we are authorized to issue from 500 million shares to one billion shares and concurrently amending our 2004 Long Term Stock Incentive Plan (the “2004 Plan”) to increase the number of shares of common stock available for grant under the 2004 Plan from 17.5 million to 35 million. Both the amendment of the Amended and Restated Certificate of Incorporation and the amendment of the 2004 Plan are subject to approval by stockholders, whose approval will be solicited at the Company’s Annual Meeting of Stockholders. The approval of the amendment of the Amended and Restated Certificate of Incorporation is a condition to the Rights Offering since the Company currently does not have sufficient authorized shares of common stock to permit the Rights Offering to proceed as planned and will require the approval of at least a majority of the issued and outstanding shares of common stock. The approval of the amendment to the 2004 Plan will only require the approval of the holders of a majority of the shares of common stock present in person or by proxy at the Meeting and entitled to vote.

Georgia
          Our share of the 39,143 barrels (430 barrels per day) of gross oil production from the Ninotsminda Field in Georgia for the three month period ended March 31, 2008 was 25,443 barrels (280 barrels per day). For the three month period ended March 31, 2007 our share of the 43,881 (488 barrels per day) of gross oil production from the Ninotsminda Field was 30,898 barrels (343 barrels per day).
     During the first quarter 2008, we continued to progress our exploration, appraisal and development plans in our core area of operation in Georgia.
     Further to an ongoing technical re-evaluation of the Ninotsminda Field, we believe that there are significant potential reserves remaining both within and surrounding the main field area and we are working on a production enhancement strategy to increase the level of production subject to financing being available. Such strategy may include: the drilling of a horizontal well with multiple completions in the undeveloped eastern part of the field; drilling a new vertical well to exploit potential oil reserves in the Oligocene interval over the northern flank of the field; and utilising new technology to access isolated reserves in shallower reservoirs overlying the main field area.
     A gas pipeline connecting the region in which the Ninotsminda Field is located to the Georgian gas network was completed in February 2008. This infrastructure may provide us with access to an alternative market for our gas production and with potential for higher prices and regular sales. For the past couple of years, rather than flaring the gas produced from the Ninotsminda Field which is mainly associated gas, our wholly owned subsidiary company, Ninotsminda Oil Company Limited (“NOC”), has supplied this gas at a low price to local villages as part of a social program. Despite the price being only $0.71 per thousand cubic feet (“Mcf”) ($25.00 per MCM) there is a significant outstanding debt to NOC for the gas supplied. It was not socially or politically acceptable for NOC to terminate or restrict supply in order to enforce payment as these villages did not have access to an alternative supply of gas. With the connection of these areas to the domestic gas grid, both NOC and Georgian Oil and Gas Corporation (“GOGC”), who is also the State representative in the Production Sharing Contract and sells its share of the gas together with NOC, believe that they are now in a better position to enforce payment and commercialise gas sales. Following the completion of the gas connection, the existing gas sales agreement between NOC, GOGC and the local gas supply company has been amended to increase the price for gas to an average of approximately $2.72 per Mcf ($97 per MCM). The new price is based on a quantity of gas being set aside for domestic household consumption at $0.71 per Mcf ($25.00 per MCM) with the balance supplied to the gas distribution company at $4.73 per Mcf ($167.00 per MCM). The amendment is effective from February 1, 2008 for an initial period of four months and the gross quantity of gas to be supplied under the agreement is approximately 2.12 MMcf (60 MCM) per day. The payment situation has not improved significantly, and we are now in negotiation with other potential buyers to accept delivery of gas from June 1, 2008. At present, the local gas distribution companies in Georgia are State entities, but plans are in place to privatize all gas distribution companies in the near future. This is also expected to help with the payment for gas and an improvement in the gas market in general.
     During the quarter, we continued to progress our testing operations at the Manavi 12 (M12) well. M12 was drilled to a total depth of 16,762 feet (5,109 metres) in December 2006 having encountered a number of significant hydrocarbon shows throughout the Cretaceous carbonate interval which was the primary target in the well. Initial testing responded with limited flow due to either formation damage or lower than expected permeability, but did produce oil and gas to surface. It was subsequently decided to acid fracture stimulate a selected reservoir interval totalling 227 feet (69 metres) from 15,354 feet (4,680 metres) to 15,581 feet (4,749 metres), the top of this interval is some 443 feet (135 metres) below the top of the Cretaceous carbonates. The fraccing operation was completed in late January 2008.
     Following the acid stimulation, the well was flowed back for a period to recover the frac fluids (spent acid and chemicals). The initial flow-back contained encouraging shows of oil and gas, but the maximum oil cut observed was only 5-7%. It appeared that there was a significant water incursion into the wellbore with no indication as to the source of this excess water. It was noted that following an earlier testing of the well, an oil cut of approximately 50% was observed, but not measured. Before further testing could be carried out, it was necessary to replace the frac string with proper 2 7/8 inch production grade tubing as planned so as to enable a comprehensive well testing program to be undertaken. This operation involved setting a mechanical plug in the lower completion string so as to isolate and prevent possible damage by well completion fluids to the newly cleaned reservoir, and replace the upper completion. The installation of these components was originally expected to be completed within two weeks, but due to a mechanical failure of the coil tubing unit and subsequent problems with the wireline operation, replacement equipment had to be mobilised to Georgia to complete the operation. This work has now been completed and well testing resumed on April 16, 2008.
     Immediately prior to opening the M12 well to flow, the well head pressure was recorded as 2,200 psi (149.6 atmospheres). The well has been flow tested through various choke sizes over a period of twelve days. Over this time, the flowing well head pressure levelled off at 580 psi (39.5 atmospheres) with an average gross fluid production of 812 barrels per day on a 6 mm choke with a 5% oil cut. In addition,the well flowed between 706 and 882 Mcf (20 - 25 MCM) of gas per day. In an attempt to ascertain the source of the water influx, we ran a production logging tool in the well.
     The well was production logged using a Capacitance Water Holdup Tool to obtain information concerning fluid entry points, oil:water ratio calculations and formation characteristics. Although the analyses of the data has yet to be finalised, the general indications are that the main influx of water to the well bore is from the lower part of the test interval while the main influx of oil is at the top of the interval. Following the production logging, the well was shut-in for a period of 12 days for a pressure build-up test using down hole gauges. The gauges have now been recovered and the data is currently being interpreted and analysed in conjunction with the production data. We now plan to return the well to flow for a period of 30 to 60 days to evaluate the extent of the connected fracture network and the sustainability of production from the reservoir. At the same time, remedial activity to shut off water within the currently contributing zones will be investigated as well as options to recomplete the well higher in the Cretaceous carbonate interval.
     The MK72 exploration well which we completed in 2006 in the Norio Production Sharing Agreement area encountered hydrocarbons in both target horizons, but was never fully tested for operational reasons. In order to finance an appraisal well, we have been actively pursuing a farm-out strategy for this acreage. Several oil and gas companies evaluated this opportunity in 2007 and a number of these expressed an interest in pursuing this opportunity further, but wish to delay their negotiations until after the parliamentary elections which are planned to be held on May 21, 2008.
Liquidity and Capital Resources
     As of March 31, 2008 we had negative working capital of $2,508,036 compared to working capital of $715,000 as of December 31, 2007.
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
Going Concern
     The interim consolidated condensed financial statements have been prepared in accordance with U.S. GAAP, which contemplates continuation of the Company as a going concern. The items listed below raise substantial doubt about our ability to continue as a going concern. The interim consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
•	We incurred net losses from continuing operations to common stockholders of approximately $1,185,000 for the period ended March 31, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005 respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $1,884,000 for the period ended March 31, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

•	At March 31, 2008 we had negative working capital of $2,508,000.

•	In the three month period ended March 31, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of its operations.

•	At March 31, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $4,230,000.

•	We have planned capital expenditure budget for the remainder of 2008 of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.
     If we are unable to obtain additional funds when they are required or if the funds cannot be obtained on terms favourable to us, we may be required to delay, scale back or eliminate our exploration, development and completion program or enter into contractual arrangements with third parties to develop or market products that the Company would otherwise seek to develop or market itself, or even be required to relinquish our interest in our properties or in the extreme situation, cease operations altogether.
Management’s Plan
     We require additional funding within the next six months to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting the Rights Offering: a proposed offering to common stockholders of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of April 18, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon stockholders approving an increase in the number of authorized shares of common stock at the Annual Meeting of Stockholders, currently scheduled for June 26, 2008, securing the consents of the holders of our outstanding notes, securing a standby underwriting, registration of the Rights Offering under the Securities Act of 1933, as amended (the “Securities Act”) and complying with all other applicable securities laws and stock exchange rules and regulations. We also announced that we are currently negotiating with one or more prospective investors to underwrite the unsubscribed shares at the subscription price. The Rights Offering, if successful, would provide the capital needed to meet at least our 2008 planned capital expenditures.
     We believe that if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations and to properly develop the Manavi Field, continue our development plans for the Ninotsminda Field, continue appraising the Norio discoveries, and further develop our business in the region.
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues (see Note 7 to the Financial Statements), we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of Senior Secured Notes, Subordinated Notes and 12% Subordinated Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time).
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
Balance Sheet Changes
     Cash and cash equivalents decreased $2,639,000 to $4,230,000 at March 31, 2008 from $6,869,000 at December 31, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery in Georgia and net cash used by operating activities.
     Accounts receivable increased to $413,000 at March 31, 2008 from $379,000 at December 31, 2007 primarily due to proceeds due from an unrelated third party in respect of the disposal of a shallow field area contained within our Norio Production Sharing Contract and an insurance receivable related to final settlement of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004, partially offset by settlement of a trade receivable from an oil sale received in full in January 2008.
     Crude oil inventory increased to $434,000 at March 31, 2008 from $374,000 at December 31, 2007 primarily as a result of increased levels of crude oil storage at the end of the period.
     Prepayments increased to $530,000 at March 31, 2008 from $312,000 at December 31, 2007 to as a result of annual premiums paid during the period in respect of Control of Well and Directors and Officers Liability Insurances.
     Prepaid financing fees increased to $100,000 at March 31, 2008 from $75,000 at December 31, 2007 as a result of legal fees incurred in respect of the proposed Rights Offering announced on April 23, 2008 offset partially by amortising fees incurred in respect of the $13,000,000 issue of Subordinated Notes due September 1, 2009 and the $10,000,000 issue of 12% Subordinated Notes due June 28, 2010, over the term of the loans.
     Capital assets net, increased to $53,979,000 at March 31, 2008 from $51,305,000 at December 31, 2007, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.
     Accounts payable increased to $1,766,000 at March 31, 2008 from $482,000 at December 31, 2007 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery.
     Accrued liabilities decreased to $6,228,000 at March 31, 2008 from $6,640,000 as at December 31, 2007 primarily due to a decrease professional fees partially and amounts owed to Tethys for our pro rata share of the Tethys IPO costs offset partially by increased accrued interest in respect of the Subordinated Notes and the 12% Subordinated Notes. Approximately $4,931,000 relates to the disputed WEUS invoices referred to in Note 11 of these financial statements.
     Long term debt net of discounts increased to $12,111,003 at March 31, 2008 from $11,697,000 at December 31, 2007 due to the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Subordinated Notes in March 2006 and the $10,000,000 issue of the 12% Subordinated Note in June 2006.
     Other non current liabilities decreased to $20,000 at March 31, 2008 from $38,000 at December 31, 2007 as a result of reducing the effective interest amount due to the debt repayments and exchange/conversions on the $13,000,000 in Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on these notes.
Results of Continuing Operations
Three Month Period Ended March 31, 2008 Compared to Three Month Period Ended March 31, 2007
     We recorded operating revenue from continuing operations of 2,591,000 during the three month period ended March 31, 2008 compared with $447,000 for the three month period ended March 31, 2007. This increase is attributable to higher sales volumes and higher average net sales prices achieved from the Ninotsminda Field in the first quarter of 2008. Ninotsminda Oil Company Limited (“NOC”) sold 27,078 barrels of oil for the three month period ended March 31, 2008 compared to 7,508 barrels of oil for the three month period ended March 31, 2007.

     For the three month period ended March 31, 2008, NOC’s net share of the 39,143 barrels (430 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 25,443 barrels (280 barrels per day). In the period, 1,635 barrels of oil was sold from storage. For the three month period ended March 31, 2007, NOC’s net share of the 43,881 barrels (488 barrels per day) of gross oil production was 30,898 barrels (343 barrels per day).
     NOC’s entire share of production was either sold under international contracts or added to storage. Net sales price for Ninotsminda oil sold in the period ended March 31, 2008 averaged $95.32 per barrel as compared with an average of $53.61 per barrel during the period ended March 31, 2007. Its net share of the 162,782 Mcf of gas delivered was 105,808 Mcf at an average net sale price of $0.70 per Mcf of gas for the period ended March 31, 2008. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended March 31, 2008 were $10,000. For the three month period ended March 31, 2007, NOC’s net share of the 192,893 Mcf of gas delivered was 125,380 Mcf at an average net sales price of $0.70 per Mcf of gas.
     The operating loss from continuing operations for the three month period ended March 31, 2008 amounted to $228,000 compared with an operating loss of $1,955,000 for the three month period ended March 31, 2007. The decrease in operating loss is attributable to increased operating revenues and decreased selling, general and administration costs partially offset by increased field operating expenses, direct project costs and increased depreciation, depletion and amortization in the period.
     Field operating expenses increased to $365,000 for the three month period ended March 31, 2008 as compared to $231,000 for the three month period ended March 31, 2007. The increase is primarily as a result of selling higher volumes of oil in the three month period ended March 31, 2008 and increased operating costs in Georgia three month period ended March 31, 2008 compared to 2007.
     Direct project costs increased to $250,000 for the three month period ended March 31, 2008, from $177,000 for the three month period ended March 31, 2007, primarily due to increased costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $1,457,000 for the three month period ended March 31, 2008 from $1,729,000 for the three month period ended March 31, 2007. The decrease is primarily as a result of reduced corporate overhead compared to the three month period ended March 31, 2007.
     The increase in depreciation, depletion and amortization expense to $747,000 for the three month period ended March 31, 2008 from $266,000 for the three month period ended March 31, 2007 is attributable principally to the increased levels of oil sold during the end of the three month period ended March 31, 2008 compared to the end of the three month period ended March 31, 2007.
     The decrease in other expense to $957,000 for the three month period ended March 31, 2008, from $2,137,000 for the three month period ended March 31, 2007 is primarily a result of lower loan interest payable and amortised debt discount for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007.
     The loss from continuing operations of $1,185,000 or $0.00 per share for the three month period ended March 31, 2008 compares to a net loss from continuing operations of $4,091,000 or $0.02 per share for the three month period ended March 31, 2007.
     The weighted average number of common shares outstanding was higher during the three month period ended March 31, 2008 than during the three month period ended March 31, 2007, principally due to the exercise of share options in 2007, the exercise of warrants in 2007 and a private placements in 2007.

Results of Discontinued Operations
Three Month Period Ended March 31, 2008 Compared to Three Month Period Ended March 31, 2007
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys Petroleum Limited of Cdn $23,600,000. The net proceeds of approximately Cdn $20,800,000 were used to repay outstanding indebtedness.
     As at March 31, 2007 Tethys has been presented in Discontinued Operations.
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
     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended March 31, 2008 of $20,000 decreased from $2,205,000 for the three month period ended March 31, 2007 due to the activities of Tethys.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 11, which is incorporated herein by reference.
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
     Because the majority of all revenue to us is from the sale of production from the Ninotsminda Field a change in the price of oil or a change in the production rates could have a substantial effect on this revenue and therefore profits/losses.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (‘Exchange Act’) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Disclosure Control and Procedures
     We reported in our Form 10-K filed with the Securities and Exchange Commission on March 13, 2008 that we had identified material weaknesses in our internal control over financial reporting which are listed below.
     A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected.
1. Disclosure Controls
     The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions. Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.
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
     As of March 31, 2008 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     The following change in our internal control over financial reporting occurred in the first quarter. The controller of the Company resigned in March 2008 and has not yet been replaced. Having a controller is a critical element in our system of internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against the Company in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332. The Company is contesting the claim and has filed a counterclaim.
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $214,000,000 at the exchange rate of GEL to US dollars in effect on March 31, 2008).
     The Company has been named in a legal action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $585,000 at March 31, 2008 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling the Company to CanArgo. CanArgo believes the claim against it to be meritless.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at March 31, 2008 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
     On January 8, 2008, we announced that we had received a deficiency letter from The American Stock Exchange, Inc. (“AMEX”) advising the Company that in view of its continued non-compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide, which require that at least a majority of the directors qualify as “independent directors” and that the Audit Committee be comprised of at least three independent directors, the Company had until January 18, 2008 to submit a plan to the Exchange of steps it has taken, or will take, in order to regain compliance with these requirements by no later than April 4, 2008.

     On February 14, 2008, we announced that Company had been advised by the AMEX that in connection with the Company’s continued non-compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide, which was previously disclosed by the Company, its listing was being continued until April 4, 2008. The Company also announced that the Company’s plan to regain compliance previously submitted to the Staff of the AMEX was determined to reasonably demonstrate the Company’s ability to regain compliance with such continued listing standards by the end of the plan period.
     On March 27, 2008, we announced the appointment of Anthony J. Perry as an Independent Non-Executive Director of the Board of the Company with effect from April 1, 2008. He also joined the Company’s Audit Committee. This appointment means that we now satisfy the continued listing requirements of the AMEX for a majority of independent directors on the Board and three independent directors on the Audit Committee.
     In accordance with the requirements of the AMEX, on March 18, 2008, we announced that in respect of the Company’s 2007 audited financial statements, the audit opinion issued in the auditors independent report contained additional explanatory language to the standard audit report in respect of the Company’s ability to continue as a going concern. The independent audit report is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and is available at www.sec.gov.
Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).
3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).
3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).
3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K dated June 11, 2007).
*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).
*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).
*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).
4(5)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).
4(6)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).
4(7)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).
4(8)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).
4(9)	Subscription letter agreement dated as of August 10, 2007 to offer the right to subscribe for an aggregate of 2,500,000 shares of common stock, of the Company and an aggregate of 5,000,000 common stock purchase warrants (Incorporated by reference from Form 8-K dated August 14, 2007).
10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).
*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited
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
10(15)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).
10(16)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).
10(17)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).
10(18)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).
10(19)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006).
10(20)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).
10(21)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).
10(22)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).
10(23)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).
10(24)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).
10(25)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).
10(26)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(29)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).
10(30)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).
10(32)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).
10(33)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).
10(35)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).
10(36)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).
10(37)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).
10(38)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).
10(39)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 18, 2007).
10(40)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K dated June 27, 2007).
*10(41)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K dated July 3, 2007).
*10(42)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K dated July 3, 2007).
10(43)	Letter Agreement With Agents (Incorporated by reference from Form 8-K dated July 11, 2007).
10(44)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jennings Capital Inc (Incorporated by reference from Form 8-K dated July 27, 2007).
10(45)	Amendment, Consent and Waiver Agreement dated as of August 9, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, and the Purchasers party thereto, including the form of the Senior Note Compensatory Warrants to purchase up to 17,916,667 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(46)	Amendment, Consent and Waiver Agreement dated as of August 13, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC and the Purchasers party thereto, including the form of the Subordinated Note Compensatory Warrants to purchase certain shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).
10(47)	Transfer Agency and Service Agreement dated December 18, 2007 by and among CanArgo Energy Corporation, Computershare Trust Company, N.A. and Computershare, Inc (Incorporated by reference from Form 8-K dated December 28, 2007).
*10(48)	Appointment letter between CanArgo Energy Corporation and Anthony J. Perry, dated March 26, 2008 (Incorporated by reference from Form 8-K dated March 28, 2008).
†32	Section 1350 Certifications.
†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.