Form 10-Q
period 2008-06-30
CANARGO ENERGY CORP
filed 2008-08-11
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______
Commission File Number 0001-32145
CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

CanArgo Energy Corporation P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
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
Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☑
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on August 1, 2008 was 242,107,390.

CANARGO ENERGY CORPORATION
FORM 10-Q

Below is a list of terms that are common to our industry and used throughout this document:

D	= per day
Bbl	= barrels
Bbtu	= billion British thermal units
Bcf	= billion cubic feet
Bcfe	= billion cubic feet of natural gas equivalents
Bopd	= barrels of oil per day
Mbbls	= thousand barrels

Mcf	= thousand cubic feet
Mcfe	= thousand cubic feet of natural gas equivalents
MCM	= thousand cubic meters
MMBtu	= million British thermal units
MMcf	= million cubic feet
MMcfe	= million cubic feet of natural gas equivalents
MW	= megawatt
NGL	= natural gas liquids
TBtu	= trillion British thermal units
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Expressed in United States dollars)
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$3,148,305	$6,869,381
Accounts receivable	351,912	379,268
Crude oil inventory	408,515	373,770
Prepayments	414,730	311,537
Assets to be disposed	80,134	71,294
Other current assets	164,648	167,404

Total current assets	$4,568,244	$8,172,654

Non Current Assets
Prepaid financing fees	259,774	74,804

Capital assets, net (including unevaluated amounts of $13,814,437 and $9,444,742, respectively)	53,904,667	51,304,619

Total Assets	$58,732,685	$59,552,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$1,485,589	$481,665
Accrued liabilities	5,822,957	6,639,887
Liabilities to be disposed	379,397	336,446

Total current liabilities	$7,687,943	$7,457,998

Long term debt	12,533,666	11,697,231
Other non current liabilities	1,652	37,778
Provision for future site restoration	242,256	230,720

Total Liabilities	$20,465,517	$19,423,727

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:

Common stock, par value $0.10; authorized — 500,000,000 shares at June 30, 2008 and at December 31, 2007; shares issued, issuable and outstanding — 242,120,974 at June 30, 2008 and at December 31, 2007	24,212,096	24,212,096
Capital in excess of par value	245,630,928	245,316,295
Accumulated deficit	(233,695,386)	(231,519,571)

Total stockholders’ equity	$36,147,638	$38,008,820

Total Liabilities, Temporary Equity and Stockholders’ Equity	$58,732,685	$59,552,077

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations — Unaudited
Consolidated Statement of Operations
Expressed in United States dollars

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
		(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,640,234	$2,915,000	$5,230,996	$3,361,847

	2,640,234	2,915,000	5,230,996	3,361,847

Operating Expenses:
Field operating expenses	433,149	443,873	798,085	674,424
Direct project costs	268,302	166,188	518,275	342,834
Selling, general and administrative	1,255,357	1,697,483	2,711,952	3,426,285
Depreciation, depletion and amortization	686,583	1,111,364	1,433,842	1,377,075

	2,643,391	3,418,908	5,462,154	5,820,618

Operating Loss from Continuing Operations	(3,157)	(503,908)	(231,158)	(2,458,771)

Other Income (Expense):
Interest income	9,161	76,930	37,975	186,817
Interest and amortization of debt discount and expense	(844,703)	(1,934,771)	(1,704,187)	(4,162,765)
Loss/Cost on debt extinguishment	—	(6,534,666)	—	(6,534,666)
Foreign exchange losses	(100,623)	(11,392)	(190,627)	(31,309)
Other	(20,741)	262,386	(57,153)	263,871

Total Other Expense	(956,906)	(8,141,513)	(1,913,992)	(10,278,052)

Loss from Continuing Operations Before Taxes	(960,063)	(8,645,421)	(2,145,150)	(12,736,823)
Income taxes	—	—	—	—

Loss from Continuing Operations	(960,063)	(8,645,421)	(2,145,150)	(12,736,823)
Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	(10,871)	13,754,777	(30,665)	11,549,558

Net Income (Loss)	$(970,934)	$5,109,356	$(2,175,815)	$(1,187,265)

Weighted average number of common shares outstanding
— Basic	242,120,974	238,503,148	242,120,974	238,303,156

— Diluted	242,120,974	240,703,127	242,120,974	238,303,156

Basic Net Income (Loss) Per Common Share
— from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.05)
— from discontinued operations	$(0.00)	$0.06	$(0.00)	$0.05

Basic Net Income (Loss) Per Common Share	$(0.00)	$0.02	$(0.01)	$(0.00)

Diluted Net Income (Loss) Per Common Share
— from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.05)
— from discontinued operations	$(0.00)	$0.06	$(0.00)	$0.05

Diluted Net (Income) Loss Per Common Share	$(0.00)	$0.02	$(0.01)	$(0.00)

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows — Unaudited

	2008	2007
	(Expressed in United States dollars)
Operating activities:
Net Loss	(2,175,815)	(1,187,265)
Net income (loss) from discontinued operations, net of taxes and minority interest	(30,665)	11,549,558

Loss from continuing operations	(2,145,150)	(12,736,823)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	314,633	440,823
Non-cash interest expense and amortization of debt discount	838,708	3,268,301
Non-cash debt extinguishment expense	—	6,534,686
Depreciation, depletion and amortization	1,433,842	1,377,075
Gain on disposition of subsidiary Trading gain on securities
Trading gain on securities	—	(233,902)
Changes in assets and liabilities:
Restricted cash	—	299,777
Accounts receivable	27,356	421,510
Inventory	(34,745)	116,196
Prepayments	(403,131)	(70,308)
Other current assets	2,756	(3,229)
Accounts payable	(25,020)	(281,103)
Deferred revenue	—	(484,515)
Accrued liabilities	(816,930)	(398,757)

Net cash used by continuing operating activities	(807,681)	(1,750,269)

Investing activities:
Capital expenditures	(3,065,852)	(8,209,878)
Change in oil and gas supplier prepayments	149,011	1,604,759

Net cash used in investing activities	(2,916,841)	(6,605,119)

Financing activities:
Proceeds from sale of common stock	—	950,600

Net cash provided by financing activities	—	950,600

Discontinued activities:
Net cash generated (used) by operating activities	3,446	4,373
Net cash used in investing activities	—	(1,781,153)

Net cash flows from assets and liabilities held for sale and to be disposed	3,446	(1,776,780)

Net increase (decrease) in cash and cash equivalents	(3,721,076)	(9,181,568)
Cash and cash equivalents, beginning of period	6,869,381	16,452,550
Amounts reclassified to discontinued operations	—	(1,763,261)
Cash and cash equivalents, beginning of period as stated	6,869,381	14,689,289

Cash and cash equivalents, end of period	$3,148,305	$7,270,982

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
     The interim consolidated condensed financial statements and notes thereto of CanArgo Energy Corporation and its subsidiaries (collectively, “we”, “our”, “CanArgo” or the “Company”) have been prepared by management without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, the consolidated condensed financial statements include all adjustments, consisting of normal recurring adjustments, except the discontinued operations and extinguishment of debt, as necessary for a fair statement of the results for the interim period. Certain items in the consolidated financial statements have been reclassified to conform to the current year presentation. There was no effect on reported net loss as a result of these reclassifications. Although management believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in the financial statements prepared in accordance with accounting principles generally accepted in the U.S., have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in CanArgo’s Annual Report on Form 10-K as amended for the year ended December 31, 2007 filed with the Securities and Exchange Commission. All amounts are in U.S. dollars. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2008.
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
•	We incurred net losses from continuing operations to common stockholders of approximately $2,145,000 for the period ended June 30, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $2,587,000 for the period ended June 30, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

•	At June 30, 2008 we had negative working capital of $3,120,000.

•	In the six month period ended June 30, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of our operations.

•	At June 30, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $3,148,000.

•	We have planned a capital expenditure budget for the near future of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations in excess of $2.5 million unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.

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
Management’s Plan
     We require additional funding within the next six months to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of June 30, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon registration of the Rights Offering under the Securities Act of 1933, as amended (the “Securities Act”) and complying with all other applicable securities laws and stock exchange rules and regulations. On July 18, 2008 stockholders approved an increase in the authorized shares of Company common stock from 500,000 to one billion shares (see Part II — “Item 4. Submission of Matters to a Vote of Security Holders” herein), which was made effective by filing an amendment to our Amended and Restated Certificate of Incorporation on July 21, 2008. On July 24, 2008 we announced that a group of eight separate foreign private investors have severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. The Rights Offering, if successful, would provide the capital needed to meet at least near term planned capital expenditures. See Part I — “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.
     We currently have sufficient cash on hand to support our current operations through to at least the end of 2008. In order to fund our planned capital expenditure program and to continue our operations after 2008, we need to raise substantial funds. Accordingly, we are pursuing raising additional funds through the Rights Offering to stockholders. We are also actively pursuing the farming out of a number of our exploration projects.
     We will use a portion of the proceeds from the Rights Offering for a short term production enhancement recovery program at the Ninotsminda Field in order to generate additional near term cash flows. We believe that an improved near term cash flow and also if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations, continue our development plans for the Ninotsminda Field, properly develop the Manavi Field, continue appraising Norio discoveries, and further develop our business in the region.
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
3	Accounts Receivable
     Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Current Assets
Trade receivables	$8,022	$208,732
Insurance receivable	135,025	—
Other receivables	208,865	170,536

	$351,912	$379,268

     There was no bad debt expense for either of the six month periods ended June 30, 2008 and 2007.
     The trade receivable of $8,022 as at June 30, 2008 relates to a partial amount outstanding in respect of an oil sale during 2008. The trade receivable of $208,732 at December 31, 2007 related to a partial amount owed from an oil sale and was received in full in January 2008.
     The insurance receivable of $135,025 at June 30, 2008 related to final settlement agreed by the insurance underwriters in respect of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004.
     Included in other receivables of $208,865 at June 30, 2008 is an amount of $200,000 for proceeds due from an unrelated third party in respect to an agreed sale during the period of a shallow field area contained within our Norio Production Sharing Contract. We have previously assessed this area not to be commercially viable. We expect this transaction to close in the third quarter of 2008 when we have received all the necessary approvals from the Georgian state owned oil company. Included in other receivables of $170,536 at December 31, 2007 is an amount of $106,585 due from Tethys Petroleum Limited (“Tethys”) for Tethys selling, general and administrative expenses paid by the Company after we sold our entire Tethys shareholding. The amount owed by Tethys was settled in full in February 2008.
4	Prepayments
     Prepayments consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(Unaudited)	2007

Drilling Contractors	$12,286	$161,297
Financing Fees	46,721	46,721
Insurance	221,608	11,522
Other	134,115	91,997

	$414,730	$311,537

5	Prepaid financing fees
     Prepaid financing fees at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Unamortized loan fees(1)	$47,941	$74,804
Deferred Rights Offering costs(2)	$211,833	—

	$259,774	$74,804

(1)	Prepaid financing fees as at June 30, 2008 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes to a group of investors due September 1, 2009 of which $4,250,000 is currently outstanding, a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note to an investor due June 28, 2010. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans.
     Prepaid financing fees as at December 31, 2007 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes to a group of investors due September 1, 2009 of which $4,250,000 was outstanding at 31 December, 2007 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note to an investor due June 28, 2010. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans.
(2)	Deferred Rights Offering costs are professional fees incurred through June 2008 with respect to our proposed $0.10 per share Rights Offering. If the Offering is successful these costs will offset the equity received in the Offering. If unsuccessful, these costs will be expensed.
6	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at June 30, 2008:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$145,783,759	$(112,774,738)	$33,009,021
Unproved properties	13,814,437	—	13,814,437

	159,598,196	(112,774,738)	46,823,458

Property and Equipment
Oil and gas related equipment	10,800,992	(3,955,955)	6,845,037
Office furniture, fixtures and equipment and other	1,127,555	(891,383)	236,172

	11,928,547	(4,847,338)	7,081,209

	$171,526,743	$(117,622,076)	$53,904,667

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2007:

		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$145,983,558	$(111,567,391)	$34,416,167
Unproved properties	9,444,742	—	9,444,742

	155,428,300	(111,567,391)	43,860,909

Property and Equipment
Oil and gas related equipment	10,938,820	(3,816,173)	7,122,647
Office furniture, fixtures and equipment and other	1,125,733	(804,670)	321,063

	12,064,553	(4,620,843)	7,443,710

	$167,492,853	$(116,188,234)	$51,304,619

Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field and Manavi prospect.
7	Loans Payable and Long Term Debt
     Loans payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Long term debt:
Senior Subordinated Convertible Guaranteed Loan Notes	$4,650,000	$4,650,000
12% Subordinated Convertible Guaranteed Loan Note	10,600,000	10,600,000
Unamortized debt discount	(2,716,334)	(3,552,769)

Long term debt	$12,533,666	$11,697,231

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
Conversion. The Subordinated Notes are convertible, in whole or in part, into shares of CanArgo common stock at a conversion price per share of $1.00 (the “Conversion Price”) (the original exercise price of $1.37 having been reset to $1.00), which is subject to adjustment if CanArgo issues any equity securities (other than pursuant to the granting of employee stock options pursuant to shareholder approved employee stock option plans or existing outstanding options, warrants and convertible securities at a price per share of less than $1.00) per share, as adjusted, determined net of all discounts, fees, costs and expenses incurred in connection with such issuance, in which case the Conversion Price will be reset to such lower price.
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
     12% Subordinated Convertible Guaranteed Note: On June 28, 2006, we entered into a $10,000,0000 private placement with Persistency (the “Purchaser”) of a 12% Subordinated Convertible Guaranteed Note due June 28, 2010 (the “12% Subordinated Note”) and warrants to purchase an aggregate of 12,500,000 shares of CanArgo common stock (the “12% Subordinated Note Warrant Shares”), at an exercise price of $1.00 per share, subject to adjustment (the “12% Subordinated Note Warrants”). The 12% Subordinated Note Warrants expired unexercised on June 28, 2008.
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
8 Accrued Liabilities
     Accrued liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(Unaudited)	2007

Drilling contractors	$4,931,332	$4,931,332
Non-cash Loan Interest	70,550	76,550
Tethys Spin-Out costs	—	395,611
Professional fees	433,899	929,628
Other	387,176	306,766

	$5,822,957	$6,639,887

     Included in the amounts due to drilling contractors at June 30, 2008 and December 31, 2007 are amounts billed to the Company by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of June 30, 2008 pending the outcome of the dispute resolution (see Note 11) following a formal Request for Arbitration with the London Court of International Arbitration against the Company lodged by WEUS on September 12, 2005.
9 Stockholders’ Equity

Total, December 31, 2007	242,120,974	$24,212,096	$245,316,295	$0	$(231,519,571)	$38,008,820

Stock based compensation under SFAS 123R			314,633			314,633
Net Loss					(2,175,815)	(2,175,815)

Total, June 30, 2008	242,120,974	$24,212,096	$245,630,928	$0	$(233,695,386)	$36,147,638

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

     The total numbers of such shares excluded from diluted net loss per common share were 45,198,881 for the six months ended June 30, 2008 and 95,635,215 for the six months ended June 30, 2007.
11 Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At June 30, 2008, we had the contingent obligation to issue an aggregate maximum amount of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion, the chance of having to issue these shares is remote.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $222,000,000 at the exchange rate of GEL to US dollars in effect on June 30, 2008). We believe that we have meritorious defences to this claim and intend to defend it vigorously and, as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote.
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
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $585,000 at June 30, 2008 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the company to CanArgo. We believe the claim against us to be meritless. We are unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
     On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of April 18, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon registration of the Rights Offering under the Securities Act and complying with all other applicable securities laws and stock exchange rules and regulations. On July 24, 2008 we announced that a group of eight separate foreign private investors (collectively, the “Standby Underwriters”) have severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to an aggregate of $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. Under the terms of each substantially identical standby underwriting agreement (collectively, the “Standby Underwriting Agreements”), between the Company and each of the Standby Underwriters, the Standby Underwriters are entitled to receive a commission equal to 7% of the aggregate Subscription Price in respect of the 242,000,000 shares, with the commission being payable in cash or shares of common stock at the Subscription Price at the option of each Standby Underwriter; provided, however, if the Standby Underwriter is an existing stockholder it will only receive a commission for the part of the underwritten amount that exceeds the pro rata amount of shares that it would receive pursuant to an exercise of its Rights. The Standby Underwriters are entitled to receive their commission whether or not the Company successfully concludes the Rights Offering no later than December 31, 2008.
     One of the participating Standby Underwriters is Provincial Securities Limited. Mr. Russ Hammond, a non-employee director of the Company, is also an Investment Advisor to Provincial Securities Limited who became a minority shareholder in the Norio and North Kumisi (Block XIc) Production Sharing Agreement through a farm-in agreement to the Norio MK72 well. On September 4, 2003 the Company concluded a deal to purchase Provincial Securities Limited’s minority interest in CanArgo Norio Ltd. by a share swap for shares in the Company. The purchase was achieved by issuing 6 million restricted shares of Common Stock in the Company to the minority interest holders in CanArgo Norio Ltd. Of the interests in CanArgo Norio Ltd., Provincial Securities Limited owned 4% and received 2,234,719 shares of the Company’s Common Stock. Provincial Securities Limited also had an interest in Tethys Petroleum Limited (formerly named Tethys Petroleum Investments Limited) (“Tethys”), a Guernsey company, established to develop potential projects in Kazakhstan, in which the Company had a minority interest until June 2005 when the Company acquired the remaining 55% interest in Tethys which it did not own. Pursuant to this transaction, Provincial Securities Limited received 5,500,000 shares of the Company’s Common Stock in exchange for its interest in Tethys. Mr. Hammond did not receive any compensation in connection with these transactions and disclaims any beneficial ownership of Provincial Securities Limited or of any shares of the Company’s Common Stock owned by Provincial Securities Limited. In August 2007, the Company disposed of its interest in Tethys.
12 Discontinued Operations
     Tethys Petroleum Limited
     As at June 30, 2007, Tethys, a former indirect Company subsidiary, has been reclassified as a Discontinued Operation.
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
     The results of discontinued operations in respect of Tethys consisted of the following for the six month periods ended:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Loss Before Income Taxes and Minority Interest	$—	$(3,999,646)
Unrealised gain on securities held for sale	—	15,566,878
Income Taxes	—	—

Net Income (Loss) from Discontinued Operation	$—	$11,567,232

The results of discontinued operations in respect of Tethys consisted of the following for the three month periods ended:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Income Before Income Taxes and Minority Interest	$—	$(1,797,036)
Unrealised gain on securities held for sale	—	15,566,878
Income Taxes	—	—

Net Income from Discontinued Operation	$—	$13,769,842

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
     The results of discontinued operations in respect of CSL consisted of the following for the six month periods ended:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—
Income (Loss) Before Income Taxes and Minority Interest	(30,665)	(17,674)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	(30,665)	$(17,674)

The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	June 30,	June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Operating Revenues	$—	$—
Income (Loss) Before Income Taxes and Minority Interest	(10,871)	(15,065)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	(10,871)	$(15,065)

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,
	2008	December 31,
	(Unaudited)	2007
Assets to be disposed:
Accounts receivable (net)	$80,134	$71,294
Other current assets
	$80,134	$71,294

Liabilities to be disposed:
Accounts payable	$367,597	$327,046
Provision for future site restoration	11,800	9,400
	$379,397	$336,446

13 Segment and Geographical Data
     During the three and six month periods ended June 30, 2008 Georgia represented the only geographical segment and CanArgo’s continuing operations operated through one segment, oil and gas exploration.
14 Subsequent Events
     On July 21, 2008 we announced the results of the Annual Meeting of Stockholders held on July 18, 2008 in New York, New York at which stockholders duly re-elected the incumbent Board of Directors comprised of Messrs. Vincent McDonnell, Jeffrey Wilkins, Russ Hammond, Michael Ayre and Anthony Perry; approved an increase in the authorized shares of common stock from 500,000,000 to 1,000,000,000 and disapproved an increase in the number of shares of common stock that can be awarded under the Company’s 2004 Plan. See Part II- “Item 4. Submission of Matters to a Vote of Security Holders” herein.
     Effective July 21, 2008, the Company amended Article Four of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.10 per share, from 500,000,000 shares to 1,000,000,000. The amendment had been duly approved at the Company’s Annual Meeting of Stockholders held on July 18, 2008 by the votes of the holders of at least a majority of all the issued and outstanding shares of stock of the Company. The stated capital of the Company was not reduced under or by reason of the said amendment.
     On July 24, 2008 we announced that the group of eight separate foreign private investors who had previously signed non-binding letters of intent with the Company had now severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering first announced on April 23, 2008. Each investor has severally and not jointly undertaken, pro rata to its share of the aggregate $24.2 million underwriting amount, to purchase, at the same subscription price as common stockholders, shares of CanArgo common stock not otherwise purchased by stockholders in the Rights Offering. Further details regarding these underwriting agreements were disclosed in a Current Report on
Form 8-K filed on July 24, 2008 with the SEC. See footnote 11 above.

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
     The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our consolidated annual financial statements and the notes thereto, included in our Annual Report on Form 10-K, as amended, filed for the fiscal year ended December 31, 2007 in addition to our condensed consolidated quarterly financial statements and the notes thereto, included in Item 1 of this report.
Overview
Corporate Developments
     On January 8, 2008, we announced that we had received a deficiency letter from The American Stock Exchange, Inc. (“AMEX”) advising the Company that in view of its continued non-compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide, which require that at least a majority of the directors qualify as “independent directors” and that the Audit Committee be comprised of at least three independent directors, the Company had until January 18, 2008 to submit a plan to the AMEX of steps it has taken, or would take, in order to regain compliance with these requirements by no later than April 4, 2008. The Company has since resolved the deficiency as noted below.
     On March 27, 2008, we announced the appointment of Anthony J. Perry as an Independent Non-Executive Director of the Board of the Company with effect from April 1, 2008. He also joined the Company’s Audit Committee. This appointment meant that we satisfied the continued listing requirements of the AMEX for a majority of independent directors on the Board and three independent directors on the Audit Committee.
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
     On April 18, 2008, we announced the scheduled Annual Meeting of Stockholders to be held on June 26, 2008 at 10.30 a.m. Eastern Time at The American Stock Exchange, 86 Trinity Place, New York, NY, 10006, and that only stockholders of record at the close of business on April 28, 2008 would be entitled to notice of, and to vote at, such meeting or any adjournments or postponements thereof.
     On April 13, 2008, we announced the proposed Rights Offering and on April 28, 2008 we filed a Current Report on Form 8-K disclosing the adoption by the Board of Directors of an amendment to our Amended and Restated Certificate of Incorporation increasing the number shares of common stock we are authorized to issue from 500 million shares to one billion shares and concurrently amending our 2004 Long Term Stock Incentive Plan (the “2004 Plan”) to increase the number of shares of common stock available for grant under the 2004 Plan from 17.5 million to 35 million. Both the amendment of the Amended and Restated Certificate of Incorporation and the amendment of the 2004 Plan were subject to approval by stockholders at the Company’s Annual Meeting of Stockholders. The approval of the amendment of the Amended and Restated Certificate of Incorporation was a condition to the Rights Offering since the Company did not have sufficient authorized shares of common stock to permit the Rights Offering to proceed as planned and would require the approval of at least a majority of the issued and outstanding shares of common stock. The approval of the amendment to the 2004 Plan only required the approval of the holders of a majority of the shares of common stock present in person or by proxy at the Meeting. The results of the Meeting are noted below.
     On June 3, 2008, we announced that as a result of delays encountered in the review of the Company’s proxy materials by the U.S. Securities and Exchange Commission we had re-scheduled the Annual Meeting of Stockholders from June 26, 2008 to July 18, 2008 in order to provide the Company with sufficient time to solicit proxies. The Meeting would be held at 10.30 a.m. Eastern Time at The American Stock Exchange, 86 Trinity Place, New York, NY. Only stockholders of record at the close of business on June 9, 2008 would be entitled to notice of, and to vote at, such meeting or any adjournments or postponements thereof.
     On June 16, 2008 we announced that a group of eight separate foreign private investors had signed non-binding letters of intent with the Company detailing the principal terms of a proposed standby underwriting agreement that upon execution was expected to provide an aggregate firm commitment to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering first announced on April 23, 2008, thus ensuring a successful offering.
     On June 26, 2008 we publicly updated well testing operations at the Manavi 12 well in Georgia which was drilled to appraise a new oil discovery in the Kura Basin. Testing operations focused on a selected reservoir interval in the Upper Cretaceous carbonates which was acid fracture stimulated earlier in the year after the recovery of oil and gas to surface from previous testing. The results of the current test have identified a possible oil-water contact in the M12 well which indicates a potentially significant hydrocarbon column in the Manavi structure.
     On July 21, 2008 we announced the results of the Annual Meeting of Stockholders held on July 18, 2008 in New York, New York at which stockholders duly re-elected the incumbent Board of Directors comprised of Messrs. Vincent McDonnell, Jeffrey Wilkins, Russ Hammond, Michael Ayre and Anthony Perry; approved an increase in the authorized shares of common stock from 500,000,000 to 1,000,000,000 and disapproved an increase in the number of shares of common stock that can be awarded under the Company’s 2004 Long Term Stock Incentive Plan. See Part II- “Item 4. Submission of Matters to a Vote of Security Holders” herein.

     Effective July 21, 2008, the Company amended Article Four of the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $.10 per share, from 500,000,000 shares to 1,000,000,000. The amendment had been duly approved at the Company’s Annual Meeting of Stockholders held on July 18, 2008 by the votes of the holders of at least a majority of all the issued and outstanding shares of stock of the Company. The stated capital of the Company was not reduced under or by reason of the said amendment.
     On July 24, 2008 we announced that the group of eight separate foreign private investors who had previously signed non-binding letters of intent with the Company had now severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering first announced on April 23, 2008. Each investor has severally and not jointly undertaken, pro rata to its share of the aggregate $24.2 million underwriting amount, to purchase, at the same subscription price as common stockholders, shares of CanArgo common stock not otherwise purchased by stockholders in the Rights Offering. Further details regarding these underwriting agreements were disclosed in a Current Report on Form 8-K filed on July 24, 2008 with the SEC.
     On August 10, 2008 we issued a statement that operations in Georgia are continuing unaffected by the ongoing hostilities between Georgia and Russia over control of the separatist region of South Ossetia in the central Caucasus. Oil production operations, at the present time, continue as normal at the Company's Ninotsminda Field which is located 35 kilometers to the east of the capital city Tbilisi and over 100 kilometers from South Ossetia. As a precautionary measure, the Company has increased security and the number of personnel on duty at its production sites. The Company is closely monitoring the situation and the efforts of the United States, Nato, the United Nations and the European Union to bring an end to hostilities.
Georgia
     Our share of the 76,455 barrels (420 barrels per day (bopd)) of gross oil production from the Ninotsminda Field in Georgia for the six month period ended June 30, 2008 was 49,696 barrels (273 bopd). For the six month period ended June 30, 2007 our share of the 85,634 (473 bopd) of gross oil production from the Ninotsminda Field was 55,662 barrels (308 bopd).
     During the second quarter of 2008, we continued to progress our exploration, appraisal and development plans in our core area of operation in Georgia.
     A production enhancement program at the Ninotsminda Field aimed at increasing the level of production on the basis of a number of low to medium risk operations is expected to commence later in the year subject to financing being available from the planned Rights Offering. Such strategy is expected to include: the drilling of a horizontal well with multiple completions in the undeveloped eastern part of the field; drilling a new vertical well to exploit potential oil reserves in the Oligocene interval over the northern flank of the field; and utilizing new technology to access isolated reserves in shallower reservoirs overlying the main field area.
     The Georgian gas market has been difficult characterized by poor payment records and access to customers. Over the past year the government of Georgia has tried to improve the situation, initially by expanding the domestic gas infrastructure and more recently through market deregulation and privatization. By later this year, the whole of the domestic grid is expected to be in private ownership, and we believe that this will lead to a significant improvement in market conditions. Already we are seeing the first signs of this improvement; in May and June our wholly owned subsidiary company, Ninotsminda Oil Company Limited (“NOC”), sold small quantities of gas to ITERA Georgia (a non-State gas distribution company) for delivery to a natural gas filling station and has received payment on the basis of $7.30 Mcf ($258 MCM). It is not expected that all gas will be sold at this same high price, but we should be in a better position to obtain a higher average net price than previously and receive payment.
     Following the acid fracture stimulation of the Manavi 12 (“M12”) well in late January 2008, the well was flow tested for two time periods — a clean-up period and a main flow test. The well flowed at an initial high rate of up to 3,900 barrels of fluids per day (bfpd) on a 10/64ths (4mm) choke. On clean-up, the well was shut-in while a production string was installed in the well and testing resumed in mid-April. The main flow test was carried out over an extended test period of 12 days on a 15/64ths (6mm) choke size, during which time production appeared to stabilize at approximately 800 bfpd with the flowing well head pressure levelling off at 580 psi (39.5 atmospheres) prior to the well being shut-in for a pressure build-up survey. The well produced with a high water fraction and a maximum oil cut of approximately 7%; in addition, the well flowed gas at a maximum metered rate of 2.12 MMcf (60 MCM) per day.
     In order to obtain information concerning fluid entry points to the well and the source of the excess water, the well was logged using a capacitance water holdup Production Logging Tool (“PLT”). The PLT data obtained was interpreted by an independent petroleum engineering company in Texas, USA. This data indicates that the majority of the fluid is entering the wellbore from the lower part of the test interval (located between 15,354 feet and 15,581 feet (4,680 meters and 4,749 meters) Measured Depth (“MD”) within the uniform Upper Cretaceous carbonate section) with the zone below the temporary plug set in the well possibly stimulated. The production log shows the first entry of oil to the wellbore at 15,463 feet (4,713 meters) MD with the oil inflow increasing upwards towards the top of the test interval which is still some 443 feet (135 meters) below the top of the carbonate section penetrated by the well. On the basis of the PLT data, a potential oil-water contact is interpreted to exist at a depth of about 15,463 feet (4,713 meters) MD, however the contact may be deeper, but could be masked due to a strong flow of water from below travelling up behind the uncemented liner. This indicates that there may be a potential oil column at the M12 location in the order of 551 feet (168 meters). As M12 is located down dip on the structure compared to the M11z well, we believe that there may be potential for an increased oil column at M11z in the order of 1,076 feet (328 meters) with this well still being down dip of the crest of the structure.
     A pressure build-up survey was recorded with downhole reservoir pressure gauges installed. On extraction of these gauges, the pressure was bled down and the resulting slow pressure build-up has delayed any attempts to return the well to flow. This pressure response may be due to limited connectivity with the formation and any natural fracture network which may exist in these rocks such as that observed in outcrop in the South Caucasus area. With the PLT data indicating possible flow from below the base of the test interval, it is possible that the pumped acid was not contained within the test interval. The loss of acid to a larger wellbore area would have had a negative impact on the overall depth of the stimulation and the propagation of fractures away from the well and therefore reduced the chances of establishing better communication between the wellbore and the formation.
     Our operating company, CanArgo Georgia, and Schlumberger DCS group are working on a post frac evaluation which will incorporate the results of the acid fracturing, together with the flow, PLT, and pressure data collected over the past three months. This analysis will be used to investigate the effectiveness of the acid frac and the potential to shut off water within the currently contributing zones as well as options to recomplete the well higher in the Cretaceous carbonate interval and complete the testing operation. We believe that there may be a potential oil column of 551 feet (168 meters) at the M12 well, 435 feet (135 meters) of which is currently isolated by the 7 inch liner and remains to be tested. On completion of the technical study and availability of capital, we plan to resume testing.
     The MK72 exploration well which we completed in 2006 in the Norio Production Sharing Agreement area encountered hydrocarbons in both target horizons, but was never fully tested for operational reasons. In order to finance an appraisal well, we have been actively pursuing a farm-out strategy for this acreage. Several oil and gas companies evaluated this opportunity in 2007 and a number of these expressed an interest in pursuing this opportunity further; at this time, our negotiations are continuing with one interested party.
Liquidity and Capital Resources
     As of June 30, 2008 we had negative working capital of $3,120,000 compared to working capital of $715,000 as of December 31, 2007.
     In order to continue with all of our currently planned development activities in Georgia on our Ninotsminda Field and the appraisal of our Manavi oil discovery, in addition to our planned Rights Offering we are currently investigating further fundraising proposals.
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
•	We incurred net losses from continuing operations to common stockholders of approximately $2,145,000 for the period ended June 30, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the

years ended December 31, 2007, 2006 and 2005, respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $2,587,000 for the period ended June 30, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
•	At June 30, 2008 we had negative working capital of $3,120,000.

•	In the six month period ended June 30, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of its operations.

•	At June 30, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $3,148,000.

•	We have a planned capital expenditure budget for the near future of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations in excess of $2.5 million unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements (see the discussion below regarding the limitations on the incurrence of additional debt set forth in such Agreements).
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
          Management’s Plan
     We require additional funding within the next six months to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed Rights Offering to common stockholders of one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of June 30, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon registration of the Rights Offering under the Securities Act and complying with all other applicable securities laws and stock exchange rules and regulations. On July 24, 2008, we announced that a group of eight separate foreign private investors have severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. Further details regarding the terms of the underwriting agreements are set forth in a Current Report on Form 8-K filed with the SEC on July 24, 2008. The Rights Offering should provide the capital needed to meet at least near term planned capital expenditures.
     We will use a portion of the proceeds from the Rights Offering for a short term production enhancement recovery program at the Ninotsminda Field in order to generate additional near term cash flows. We believe that an improved near term cash flow and also if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations, continue our development plans for the Ninotsminda Field, properly develop the Manavi Field, continue appraising Norio discoveries, and further develop our business in the region.
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.

     Under the terms of each of the Note issues (see Note 7 to the Financial Statements), we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of the Subordinated Notes and 12% Subordinated Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time).
     To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully explore and develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, permitted debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects beyond our current appraisal and development plans or to pursue new opportunities. As discussed above, under the terms of the Notes, we are restricted from incurring additional indebtedness.
     Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. Full exploration and development of our oil and gas properties and ventures may require the availability of substantial additional financing from external sources. We may also, where opportunities exist, seek to transfer portions of our interests in oil and gas properties and ventures to entities in exchange for such financing. We generally have the principal responsibility for arranging financing for the oil and gas properties and ventures in which we have an interest. There can be no assurance, however, that we or the entities that are exploring and developing oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support our corporate and other activities. There can also be no assurance that such financing will be available on terms that are attractive or acceptable to or are deemed to be in our best interest, or the best interest of such entities and their respective stockholders or participants.
     Ultimate realization of the carrying value of our oil and gas properties and ventures will require production of oil and gas in sufficient quantities and marketing such oil and gas at sufficient prices to provide positive cash flow to the Company. Establishment of successful oil and gas operations is dependent upon, among other factors, the following:
•	mobilization of equipment and personnel to implement effectively drilling and evaluation,, completion and production activities;
•	raising of additional capital;
•	achieving significant production at costs that provide acceptable margins;
•	reasonable levels of taxation, or economic arrangements in lieu of taxation in host countries; and
•	the ability to market the oil and gas produced at or near world prices.
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

Balance Sheet Changes
     Cash and cash equivalents decreased $3,721,000 to $3,148,000 at June 30, 2008 from $6,869,000 at December 31, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, our appraisal activities at the Manavi oil discovery in Georgia and net cash used by operating activities.
     Accounts receivable decreased to $352,000 at June 30, 2008 from $379,000 at December 31, 2007 primarily due to proceeds due to settlement of a trade receivable from an oil sale received in full in January 2008 partially offset from an unrelated third party in respect of the disposal of a shallow field area contained within our Norio Production Sharing Contract and an insurance receivable related to final settlement of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004.
     Crude oil inventory increased to $409,000 at June 30, 2008 from $374,000 at December 31, 2007 primarily as a result of increased levels of crude oil storage at the end of the period.
     Prepayments increased to $415,000 at June 30, 2008 from $312,000 at December 31, 2007 to as a result of annual premiums paid during the period in respect of Control of Well and Directors and Officers Liability Insurances and increased prepaid rent offset partially by a reduction in prepaid suppliers in connection with our appraisal activities at the Manavi oil discovery.
     Prepaid financing fees increased to $260,000 at June 30, 2008 from $75,000 at December 31, 2007 as a result of legal and professional fees incurred in respect of the proposed Rights Offering announced on April 23, 2008 offset partially by amortising fees incurred in respect of the $13,000,000 issue of Subordinated Notes due September 1, 2009 and the $10,000,000 issue of 12% Subordinated Notes due June 28, 2010, over the term of the loans.
     Capital assets net, increased to $53,905,000 at June 30, 2008 from $51,305,000 at December 31, 2007, due to investing in capital assets including oil and gas properties and equipment, principally related to the Ninotsminda Production Sharing Contract.
     Accounts payable increased to $1,486,000 at June 30, 2008 from $482,000 at December 31, 2007 primarily due to timing differences in respect of payments to suppliers in connection with our appraisal activities at the Manavi oil discovery.
     Accrued liabilities decreased to $5,823,000 at June 30, 2008 from $6,640,000 as at December 31, 2007 primarily due to a decrease in professional fees and amounts owed to Tethys for our pro rata share of the Tethys IPO costs offset partially by increased accrued interest in respect of the Subordinated Notes and the 12% Subordinated Notes. Approximately $4,931,000 relates to the disputed WEUS invoices referred to in Note 11 of these financial statements.
     Long term debt net of discounts increased to $12,534,000 at June 30, 2008 from $11,697,000 at December 31, 2007 due to the amortization of debt discounts associated with the detachable warrants and beneficial conversion features in connection with the issuance of the $13,000,000 in Subordinated Notes in March 2006 and the $10,000,000 issue of the 12% Subordinated Note in June 2006.
     Other non-current liabilities decreased to $2,000 at June 30, 2008 from $38,000 at December 31, 2007 as a result of reducing the effective interest amount due to the debt repayments and exchange/conversions on the $13,000,000 in aggregate principal amount of the Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on these notes.
Results of Continuing Operations
Six Month Period Ended June 30, 2008 Compared to Six Month Period Ended June 30, 2007

     We recorded operating revenue from continuing operations of $5,231,000 during the six month period ended June 30, 2008 compared with $3,362,000 for the six month period ended June 30, 2007. The increase is attributable to higher average net sales prices achieved from the Ninotsminda Field for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 partially offset by lower sales volumes achieved from the Ninotsminda Field. In the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007, Ninotsminda Oil Company Limited (“NOC”) sold 50,365 barrels of oil for the six month period ended June 30, 2008 compared to 55,603 barrels of oil for NOC for the six month period ended June 30, 2007.
     For the six month period ended June 30, 2008, NOC’s net share of the 76,455 barrels (420 bpd) of gross oil production for sale from the Ninotsminda Field in the period amounted to 49,696 barrels (273 bpd). In the period, 669 barrels of oil was sold from storage. For the six month period ended June 30, 2007, NOC’s net share of the 85,634 barrels (473 bpd) of gross oil production was 55,662 barrels (308 bpd).
     NOC’s entire share of production was sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold in the six month period ended June 30, 2008 averaged $101.48 per barrel as compared with an average of $58.79 per barrel in the six month period ended June 30, 2007. NOC’s net share of the 292,271 thousand cubic feet (mcf) of gas delivered was 189,976 mcf at an average net sale price of $1.34 per mcf of gas for the six month period ended June 30, 2008. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the six months ended June 30, 2008 were $119,905. For the six month period ended June 30, 2007, NOC’s net share of the 313,330 mcf of gas delivered was 203,665 mcf at an average net sale price of $0.70 per mcf of gas.
     The operating loss from continuing operations for the six month period ended June 30, 2008 amounted to $231,000 compared with an operating loss of $2,459,000 for the six month period ended June 30, 2007. The decrease in operating loss is attributable to increased operating revenues and reduced selling, general and administration costs partially offset by increased field operating expenses, direct project costs, and depreciation, depletion and amortization.
     Field operating expenses increased to $798,000 for the six month period ended June 30, 2008 as compared to $674,000 for the six month period ended June 30, 2007. The increase is primarily as a result of higher operating costs in Georgia during the six months period ended June 30, 2008 compared to the six months period ended June 30, 2007.
     Direct project costs increased to $518,000 for the six month period ended June 30, 2008, from $343,000 for the six month period ended June 30, 2007 primarily due to increased costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $2,712,000 for the six month period ended June 30, 2008 from $3,427,000 for the six month period ended June 30, 2007. The decrease is mainly attributable to reduced professional fees and non-cash stock compensation expense during the six months ended June 30, 2008 compared to the corresponding period in 2007.
     The increase in depreciation, depletion and amortization expense to $1,434,000 for the six month period ended June 30, 2008 from $1,377,000 for the six month period ended June 30, 2007 is attributable principally to the increased costs of the Company’s Capital Assets and the subsequent deprecation costs, offset by decreased production for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 and from the reduction in our amortization base resulting from the impairment of the Company’s oil and gas properties recognized at year end 2007 of $42,000,000.
     The decrease in other expense to $1,914,000 for the six month period ended June 30, 2008, from $10,278,000 for the six month period ended June 30, 2007 is primarily a result of the loss on debt extinguishment of $6,535,000 arising from the issue of an aggregate of 16,111,111 compensatory warrants to the Noteholders in connection with exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to $5,000,000 of the debt exchange/conversion, $2,125,000 of non cash interest expense relating to the Payment in Kind for the deferral of interest relating to the remaining convertible debt as at June 30, 2007, $894,000 of cash interest paid in 2007 respect of the amount due on the senior debt that was exchanged/converted into Tethys shares and lower amortised debt discount for the six month period ended June 30, 2008. This was partially offset by cash interest paid in 2008 relating to the remaining convertible debt, reduced effective interest amounts as a result of the debt extinguishment, increased foreign exchange losses during 2008, reduced interest income during 2008 and the unrealised gain recorded on marking the remaining holding of Tethys shares to market on June 30, 2007.
     The loss from continuing operations of $2,145,000 or $0.01 per share for the six month period ended June 30, 2008 compares to a net loss from continuing operations of $12,737,000 or $0.05 per share for the six month period ended June 30, 2007. The weighted average number of common shares outstanding was higher during the six month period ended June 30, 2008 than during the six month period ended June 30, 2007, principally due to the to the exercise of share options in 2007, the exercise of warrants in 2007 and a private placement in 2007.
Three Month Period Ended June 30, 2008 Compared to Three Month Period Ended June 30, 2007
     We recorded operating revenue from continuing operations of $2,640,000 during the three month period ended June 30, 2008 compared with $2,915,000 for the three month period ended June 30, 2007. This decrease is attributable to lower sales volumes achieved from the Ninotsminda Field in the second quarter of 2008 partially offset by a higher price per barrel realized by the Company in the period. NOC sold 23,286 barrels of oil for the three month period ended June 30, 2008 compared to 48,095 barrels of oil for the three month period ended June 30, 2007.
     For the three month period ended June 30, 2008, NOC’s net share of the 37,312 barrels (410 barrels per day) of gross oil production for sale from the Ninotsminda Field in the period amounted to 24,253 barrels (267 barrels per day). In the period, 967 barrels of oil were added to storage. For the three month period ended June 30, 2007, NOC’s net share of the 38,099 barrels (419 barrels per day) of gross oil production was 24,764 barrels (272 barrels per day).
     NOC’s entire share of production was either sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the second quarter of 2008 averaged $108.65 per barrel as compared with an average of $59.60 per barrel in the second quarter of 2007. Its net share of the 129,489 mcf of gas delivered was 84,168,000 mcf at an average net sale price of $2.14 per mcf of gas. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended June 30, 2008 were $110,240. For the three month period ended June 30, 2007, NOC’s net share of the 120,437 mcf of gas delivered was 63,216 mcf at an average net sales price of $0.70 per mcf of gas.
     The operating loss from continuing operations for the three month period ended June 30, 2008 amounted to $3,000 compared with an operating loss of $504,000 for the three month period ended June 30, 2007. The decrease in operating loss is attributable to reduced selling, general and administration,and lower depreciation, depletion and amortization expenses partially offset by lower operating revenues and increased direct project costs in the period.
     Field operating expenses decreased to $433,000 for the three month period ended June 30, 2008 as compared to $444,000 for the three month period ended June 30, 2007. The decrease is primarily as a result of lower operating costs in Georgia in 2008 compared to 2007.
     Direct project costs increased to $268,000 for the three month period ended June 30, 2008, from $166,000 for the three month period ended June 30, 2007, primarily due to increased costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $1,255,000 for the three month period ended June 30, 2008 from $1,697,000 for the three month period ended June 30, 2007. The decrease is primarily as a result of reduced professional fees and non cash stock compensation expense for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.

     The decrease in depreciation, depletion and amortization expense to $687,000 for the three month period ended June 30, 2008 from $1,111,000 for the three month period ended June 30, 2007 is attributable principally to the lower volume of oil sales during the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007.
     The decrease in other expense to $957,000 for the three month period ended June 30, 2008, from $8,142,000 for the three month period ended June 30, 2007 is primarily a result of the loss on debt extinguishment of $6,535,000 arising from the issue of an aggregate of 16,111,111 compensatory warrants to the Noteholders in connection with exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to $5,000,000 of the debt exchange/conversion, $2,125,000 of non cash interest expensed in 2007 relating to the Payment in Kind for the deferral of interest relating to the remaining convertible debt as at June 30, 2007 and lower amortised debt discount for the three month period ended June 30, 2008. This was partially offset by cash interest paid in the second quarter of 2008 relating to the remaining convertible debt, reduced effective interest amounts as a result of the debt extinguishment, the reversal of the first quarters 2008 accrued interest that was subsequently deferred in June 2008, reduced interest income during 2008 and the unrealised gain recorded on marking the remaining holding of Tethys shares to market on June 30, 2007.
     The loss from continuing operations of $960,000 or $0.00 per share for the three month period ended June 30, 2008 compares to a net loss from continuing operations of $8,645,000 or $0.04 per share for the three month period ended June 30, 2007.
     The weighted average number of common shares outstanding was higher during the three month period ended June 30, 2008 than during the three month period ended June 30, 2007, principally due to the exercise of share options in 2007, the exercise of warrants in 2007 and a private placement in 2007.
Results of Discontinued Operations
Six Month Period Ended June 30, 2008 Compared to Six Month Period Ended June 30, 2007
     On August 1, 2007 we announced that we sold our entire shareholding of 8 million shares in Tethys for gross proceeds before commissions, expenses and payment of a pro rata share of the Tethys IPO costs to Tethys of Cdn $23,600,000.
     As at June 30, 2007 Tethys has been presented in Discontinued Operations.
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
     The net loss from discontinued operations, net of taxes and minority interest for the six month period ended June 30, 2008 of $30,665 compared to the net income from discontinued operations from discontinued operations, net of taxes and minority interest of $11,550,000 for the six month period ended June 30, 2007 is due to the activities of Tethys and CSL and the $15,567,000 of realized and unrealized gains on securities held for sale.
Three Month Period Ended June 30, 2008 Compared to Three Month Period Ended June 30, 2007
     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended June 30, 2008 of $30,665 compared to the net income from discontinued operations from discontinued operations, net of taxes and minority interest of $13,755,000 for the six month period ended June 30, 2007 is due to the activities of Tethys and CSL and the $15,567,000 of realized and unrealized gains on securities held for sale.

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
     Our ability to finance all of our present oil and gas projects and other ventures according to present plans is dependent upon obtaining additional funding. An inability to obtain financing could require us to scale back or abandon part or all of our project development, capital expenditure, production and other plans. The availability of equity or debt financing to us or to the entities that are developing projects in which we have interests is affected by many factors, including:
•	world economic conditions;

•	the state of international relations;

•	the stability and policies of various governments located in areas in which we currently operate or intend to operate;

•	fluctuations in exchange rates and in the price of oil and gas, the outlook for the oil and gas industry and competition for available funds; and

•	an evaluation of us and specific projects in which we have an interest.
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
     Most of our interests in oil and gas properties and ventures are located in countries that were part of the former Soviet Union. Operations in those countries are subject to certain additional risks including the following:
•	uncertainty as to the enforceability of contracts;

•	currency exchange rates, convertibility and transferability;

•	unexpected changes in fiscal and tax policies;

•	sudden or unexpected changes in demand for crude oil and or natural gas;

•	the lack of trained personnel; and

•	the lack of equipment and services and other factors that could significantly change the economics of production.
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
     Also, as indicated elsewhere in this report, because all of our operations are being conducted in countries that were a part of the former Soviet Union, we are potentially exposed to the market risk of fluctuations in the relative values of the currencies in areas in which we operate. At present we do not engage in any currency hedging operations. We do contract for certain services in US dollars and an unfavourable exchange rate between dollars and such local currencies will increase the cost to us of contracting for such services. We do however frequently sell our production from the Ninotsminda Field in Georgia under export contracts which provide for payment in US dollars.
     CanArgo had no material interest in investments subject to market risk during the period covered by this report.
     Because the majority of all revenue to us is from the sale of production from the Ninotsminda Field a change in the price of oil or a change in the production rates could have a substantial effect on this revenue and therefore profits/losses.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (‘Exchange Act’) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Disclosure Control and Procedures
     We reported in our Form 10-K filed with the SEC on March 13, 2008, as amended, that we had identified material weaknesses in our internal control over financial reporting which are listed below.
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
     As of June 30, 2008 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.

Changes in Internal Control over Financial Reporting
     As at March 31, 2008 we reported that the financial controller of the Company resigned in March 2008 and had not yet been replaced. Having a financial controller is a critical element in our system of internal control over financial reporting. A new financial controller was appointed June 30, 2008. There were no other changes in our internal control over financial reporting in the second quarter.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $222,000,000 at the exchange rate of GEL to US dollars in effect on June 30, 2008).
     The Company has been named in a legal action commenced in Alberta, Canada, with a group of defendants by former interest holders of the Lelyaki Oil Field in the Ukraine. The defendants are seeking damages of approximately 600,000 CDN (approx $596,000 at June 30, 2008 exchange rates). The former owners of UK-Ran Oil Corporation disposed of their investment in the field prior to selling that company to CanArgo. CanArgo believes the claim against it to be meritless.
     We believe that we have meritorious defences to all three claims and intend to defend them vigorously.
     Other than the foregoing, as at June 30, 2008 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
Our Operations in Georgia May be Adversely Affected by the Recent Hostilities Between Georgia and the Russian Federation.
     The recently commenced hostilities between Georgia and the Russian Federation over the separatist region of South Ossetia may interrupt and adversely affect our operations and our ability to market our production from the Nintosminda Field, in particular if military operations escalate and extend to the areas in which we operate. Oil production operations, at the present time, continue as normal at the Company's Ninotsminda Field which is located 35 kilometers to the east of the capital city Tbilisi and over 100 kilometers from South Ossetia. As a precautionary measure, the Company has increased security and the number of personnel on duty at its production sites. The Company is closely monitoring the situation and the efforts of the United States, NATO, the European Union and the United Nations to bring an end to hostilities.
Continued listing standards of The American Stock Exchange
     On January 8, 2008, we announced that we had received a deficiency letter from The American Stock Exchange, Inc. (“AMEX”) advising the Company that in view of its continued non-compliance with Section 121(A)(1) and Section 121(B)(2)a of the continued listing standards of the AMEX Company Guide, which require that at least a majority of the directors qualify as “independent directors” and that the Audit Committee be comprised of at least three independent directors, the Company had until January 18, 2008 to submit a plan to the AMEX of steps it has taken, or will take, in order to regain compliance with these requirements by no later than April 4, 2008.

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
Rights Offering and Shares Eligible For Future Sale
     On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering will be $0.10 per share. As of April 18, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering is contingent, among other things, upon registration of the Rights Offering under the Securities Act and complying with all other applicable securities laws and stock exchange rules and regulations. On July 24, 2008 we announced that a group of eight separate foreign private investors (collectively, the “Standby Underwriters”) have severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to an aggregate of $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering.
     The Company currently has outstanding $4,650,000 in aggregate principal amount of Subordinated Notes of which Notes in the respective aggregate principal amounts of $2,906,250 are held by Ingalls & Snyder and $1,743,750 are held by Penrith Limited. The Company also has outstanding $10,600,000 in aggregate principal amount of 12% Subordinated Notes. The 12% Subordinated Notes are held by Persistency. Both the Subordinated Notes and the 12% Subordinated Notes are convertible, at the Noteholders’ option, into common stock of the Company. Pursuant to the terms of the Notes the conversion price of the Notes, which is currently $1.00 per share, would be re-set upon consummation of the Rights Offering to $0.10 per share, subject to further possible adjustments in accordance with the terms of the Notes. Likewise, pursuant to the terms of warrants to purchase 16,111,000 shares of common stock issued by the Company, the exercise price of the warrants, which is currently $1.00 per share, will also be re-set upon consummation of the Rights Offering to $0.10 per share subject to further possible adjustments in accordance with the terms of the warrants. 5,000,000 of such warrants were issued to Morgan Stanley & Co. for the account of Persistency as compensation for Persistency converting/exchanging, in June 2007, $5 million nominal principal amount of the Subordinated Notes into shares of common stock of Tethys. The remaining 11,111,111 warrants in respect of which the exercise price converts were issued to Ingalls & Snyder (as nominee for the underlying beneficial owners) as compensation in connection with the conversion/exchange, in June 2007, of $10 million nominal principal amount of the Company’s $25 million in aggregate principal amount Senior Secured Notes due July 25, 2009 (the “Senior Notes”) into shares of Tethys common stock (such Senior Notes have since been repaid by the Company).
     The holders of such Notes and warrants, in aggregate, would currently be entitled to receive a maximum of 36,361,111 shares of common stock upon conversion of their Notes pursuant to the Note conversion price of $1.00 per share and the exercise of the warrants. However, after the Rights Offering, the holders of the Notes and warrants could receive up to a possible maximum of 173,611,111 shares of common stock upon conversion of their Notes and exercise of certain warrants following the re-set of the conversion and exercise prices of the Notes and warrants to $0.10 from $1.00 per share.
     Such shares of common stock issuable to the Note holders are subject to contractual registration rights. Sales of shares of common stock under Rule 144 or pursuant to an effective registration statement could have a material adverse effect on the price of the common stock and could impair our ability to raise additional capital through the sale of our equity securities.
     Additionally, an aggregate of 16,940,000 shares of common stock may become issuable to the Standby Underwriters in lieu of cash commissions from the Company pursuant to their respective underwriting agreements.
Item 4. Submission of Matters to a Vote of Security Holders
     At the 2008 Annual Meeting of Stockholders, held at The American Stock Exchange, 86 Trinity Place, New York, N.Y. 10006, U.S.A. on July 18, 2008, the following Proposals were voted on by stockholders:
Proposal 1. The following persons were elected as directors of the Company by a plurality of the votes cast at the meeting:

	For	Withheld
Michael Ayre	207,611,306	4,174,644
Russ Hammond	207,401,729	4,384,221
Vincent McDonnell	189,678,927	22,107,023
Anthony Perry	208,695,500	3,090,450
Jeffrey Wilkins	189,688,623	22,097,327
Proposal 2. The total number of shares of all classes of stock which the Company shall have authority to issue was increased to one billion and five million (1,005,000,000) consisting of 5,000,000 shares of Preferred Stock, par value ten cents ($0.10) per share and one billion (1,000,000,000) shares of Common Stock, par value ten cents ($0.10) per share.

For	Against	Abstain
205,476,723	5,636,172	673,055
Proposal 3. The amendment to the Company’s 2004 Plan to increase the number of shares of common stock that can be awarded thereunder by an additional 17,500,000 shares, to an aggregate of 35,000,000 shares failed to be adopted because the Company failed to obtain the requisite affirmative vote of a majority of the shares of Common Stock present in person or by proxy and eligible to vote at the meeting.

For	Against	Abstain
31,303,453	32,896,948	3,494,678
Item 6. Exhibits
(a) Exhibits

Exhibit
No.	Description of Exhibit
Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).
1(6)	Form of Standby Underwriting Agreement between the Company and the Standby Underwriters dated July 24, 2008 (Incorporated by reference to Exhibit 1.0 attached to the Form 8-K of CanArgo filed on July 24, 2008).

Exhibit
No.	Description of Exhibit
2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K/A).

3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000 and Form 8-K filed July 24, 1998 and May 23, 2006 and March 31, 2004 Form 10-Q filed on May 17, 2004).

3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K dated March 2, 2007).

3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K dated June 11, 2007).

3(4)	Certificate of Amendment of the Certificate of Incorporation of CanArgo Energy Corporation as filed by the Office of the Secretary of State of Delaware on July 21, 2008 (Incorporated by reference to Exhibit 3.1 attached to the Form 8-K of CanArgo filed on July 21, 2008).

*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q).

*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q).

*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Form 8-K dated May 19, 2004 and Company’s definitive Proxy Statement filed March 17, 2006).

4(4)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(5)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

4(6)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(7)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K dated June 28, 2006).

4(8)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K dated October 12, 2006).

4(9)	Subscription letter agreement dated as of August 10, 2007 to offer the right to subscribe for an aggregate of 2,500,000 shares of common stock, of the Company and an aggregate of 5,000,000 common stock purchase warrants (Incorporated by reference from Form 8-K dated August 14, 2007).

10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1 Registration Statement, File No. 333-72295 filed on June 7, 1999).

*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003

Exhibit
No.	Description of Exhibit
(Incorporated herein by reference to Form 8-K dated May 13, 2003).

10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q).

10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K).

*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K).

10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002. (Incorporated herein by reference from September 30, 2002 Form 10-Q)

10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from March 31, 2003 Form 10-Q)

10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).

10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004).

10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004).

10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005).

10(13)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(14)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006).

10(15)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(16)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(17)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q).

10(18)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated

Exhibit
No.	Description of Exhibit
Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006).

10(19)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated March 8, 2006).

10(20)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from Form 10-K dated March 16, 2006).

10(21)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q).

10(22)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(23)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K dated January 24, 2007).

10(24)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K dated January 24, 2007).

10(25)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated January 24, 2007).

10(26)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated January 24, 2007).

10(29)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated June 11, 2007).

10(30)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(32)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(33)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(35)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 11, 2007).

10(36)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).

10(37)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

Exhibit
No.	Description of Exhibit
10(38)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K dated June 18, 2007).

10(39)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 18, 2007).

10(40)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K dated June 27, 2007).

*10(41)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K dated July 3, 2007).

*10(42)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K dated July 3, 2007).

10(43)	Letter Agreement With Agents (Incorporated by reference from Form 8-K dated July 11, 2007).

10(44)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jennings Capital Inc (Incorporated by reference from Form 8-K dated July 27, 2007).

10(45)	Amendment, Consent and Waiver Agreement dated as of August 9, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, and the Purchasers party thereto, including the form of the Senior Note Compensatory Warrants to purchase up to 17,916,667 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(46)	Amendment, Consent and Waiver Agreement dated as of August 13, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC and the Purchasers party thereto, including the form of the Subordinated Note Compensatory Warrants to purchase certain shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K dated August 14, 2007).

10(47)	Transfer Agency and Service Agreement dated December 18, 2007 by and among CanArgo Energy Corporation, Computershare Trust Company, N.A. and Computershare, Inc (Incorporated by reference from Form 8-K dated December 28, 2007).

*10(48)	Appointment letter between CanArgo Energy Corporation and Anthony J. Perry, dated March 26, 2008 (Incorporated by reference from Form 8-K dated March 28, 2008).

†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.

†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.

†32	Section 1350 Certifications.