Form 10-Q
period 2008-09-30
CANARGO ENERGY CORP
filed 2008-11-07
CIK 310316

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number	0001-32145

CANARGO ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	91-0881481

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

CanArgo Energy Corporation
P.O. Box 291, St. Peter Port, Guernsey, British Isles	GY1 3RR

(Address of principal executive offices)	(Zip Code)
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
The number of shares of registrant’s common stock, par value $0.10 per share, outstanding on November 3, 2008 was 242,107,390.

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
	(Expressed in United States dollars)
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$2,449,231	$6,869,381
Accounts receivable	172,902	379,268
Crude oil inventory	591,840	373,770
Prepayments	294,724	311,537
Assets to be disposed	80,499	71,294
Other current assets	150,930	167,404

Total current assets	$3,740,126	$8,172,654

Non Current Assets
Prepaid financing fees	710,171	74,804

Capital assets, net (including unevaluated amounts of $14,400,200 and $9,444,742, respectively)	53,675,568	51,304,619

Total Assets	$58,125,865	$59,552,077

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable — trade	$801,810	$481,665
Loans payable — short term	3,626,297	—
Accrued liabilities	6,339,019	6,639,887
Liabilities to be disposed	381,071	336,446

Total current liabilities	$11,148,197	$7,457,998
Long term debt	9,339,040	11,697,231
Other non current liabilities	—	37,778
Provision for future site restoration	248,024	230,720

Total Liabilities	$20,735,261	$19,423,727

Temporary Equity	$2,119,530	$2,119,530

Stockholders’ equity:
Common stock, par value $0.10; authorized — 1,000,000,000 shares at September 30, 2008 and 500,000 at December 31, 2007; shares issued, issuable and outstanding — 242,120,974 at September 30, 2008 and at December 31, 2007	24,212,096	24,212,096
Capital in excess of par value	245,650,775	245,316,295
Accumulated deficit	(234,591,797)	(231,519,571)

Total stockholders’ equity	$35,271,074	$38,008,820

Total Liabilities, Temporary Equity and Stockholders’ Equity	$58,125,865	$59,552,077

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Operations — Unaudited
Consolidated Condensed Statement of Operations
Expressed in United States dollars

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Expressed in United States dollars)
Operating Revenues from Continuing Operations:
Oil and gas sales	$2,965,661	$32,961	$8,196,657	$3,394,808

	2,965,661	32,961	8,196,657	3,394,808

Operating Expenses:
Field operating expenses	454,348	16,427	1,252,433	690,851
Direct project costs	67,345	173,105	585,620	515,939
Selling, general and administrative	1,543,237	1,901,454	4,255,189	5,327,739
Depreciation, depletion and amortization	702,432	139,171	2,136,274	1,516,246

	2,767,362	2,230,157	8,229,516	8,050,775

Operating Income (Loss) from Continuing Operations	198,299	(2,197,196)	(32,859)	(4,655,967)

Other Income (Expense):
Interest income	2,873	63,329	40,848	250,146
Interest and amortization of debt discount and expense	(867,057)	(1,144,539)	(2,571,244)	(5,307,304)
Loss/Cost on debt extinguishment	—	(5,592,828)	—	(12,127,494)
Foreign exchange losses	(210,581)	(7,497)	(401,208)	(38,806)
Other	(15,708)	(1,025,067)	(72,861)	(761,196)

Total Other Expense	(1,090,473)	(7,706,602)	(3,004,465)	(17,984,654)

Loss from Continuing Operations Before Taxes	(892,174)	(9,903,798)	(3,037,324)	(22,640,621)

Income taxes	—	—	—	—

Loss from Continuing Operations	(892,174)	(9,903,798)	(3,037,324)	(22,640,621)

Net Income (Loss) from Discontinued Operations, net of taxes and minority interest	(4,237)	(55,873)	(34,902)	11,493,685

Net Income (Loss)	$(896,411)	$(9,959,671)	$(3,072,226)	$(11,146,936)

Weighted average number of common shares outstanding
- Basic	242,120,974	239,053,232	242,120,974	238,557,879

- Diluted	242,120,974	239,053,232	242,120,974	238,557,879

Basic Net Income (Loss) Per Common Share
- from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.09)
- from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$0.05

Basic Net Income (Loss) Per Common Share	$(0.00)	$(0.04)	$(0.01)	$(0.04)

Diluted Net Income (Loss) Per Common Share
- from continuing operations	$(0.00)	$(0.04)	$(0.01)	$(0.09)
- from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$0.05

Diluted Net (Income) Loss Per Common Share	$(0.00)	$(0.04)	$(0.01)	$(0.04)

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows — Unaudited

	Unaudited
	Nine Months Ended September 30,
	2008	2007
	(Expressed in United States dollars)
Operating activities:
Net Loss	(3,072,226)	(11,146,936)
Net income (loss) from discontinued operations, net of taxes and minority interest	(34,902)	11,493,685

Loss from continuing operations	(3,037,324)	(22,640,621)
Adjustments to reconcile net loss from continuing operations to net cash used by operating activities:
Non-cash stock compensation expense	334,480	571,429
Non-cash interest expense and amortization of debt discount	1,705,765	4,111,714
Non-cash debt extinguishment expense	—	12,127,494
Depreciation, depletion and amortization	2,136,274	1,516,246
Trading loss on securities	—	792,718
Changes in assets and liabilities:
Restricted cash	—	299,777
Accounts receivable	206,366	249,402
Inventory	(218,070)	(615,252)
Prepayments	(283,469)	197,427
Other current assets	16,474	29,135
Accounts payable	(13,493)	(570,965)
Deferred revenue	—	(484,515)
Accrued liabilities	(718,707)	(613,303)

Net cash used by continuing operating activities	128,296	(5,029,314)

Investing activities:
Capital expenditures	(4,551,834)	(9,317,340)
Proceeds from disposition of assets	—	21,340,396
Change in oil and gas supplier prepayments	2,870	1,649,608

Net cash used in investing activities	(4,548,964)	13,672,664

Financing activities:
Proceeds from sale of common stock	—	3,560,600
Repayment of loans	—	(19,875,000)

Net cash provided by financing activities	—	(16,314,400)

Discontinued activities:
Net cash generated (used) by operating activities	518	61,887
Net cash used in investing activities	—	(1,763,529)

Net cash flows from assets and liabilities held for sale and to be disposed	518	(1,701,642)

Net increase (decrease) in cash and cash equivalents	(4,420,150)	(9,372,692)
Cash and cash equivalents, beginning of period	6,869,381	16,452,550
Amounts reclassified to discontinued operations	—	(1,763,261)
Cash and cash equivalents, beginning of period as stated	6,869,381	14,689,289

Cash and cash equivalents, end of period	$2,449,231	$7,079,858

See accompanying notes of the Consolidated Condensed Financial Statements.

CANARGO ENERGY CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Condensed Financial Statements
1.	Basis of Presentation
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
•	We incurred net losses from continuing operations to common stockholders of approximately $3,037,000 for the period ended September 30, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $4,179,000 for the period ended September 30, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

•	At September 30, 2008 we had negative working capital of $7,408,000.

•	In the nine month period ended September 30, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of our operations.

•	At September 30, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $2,449,000.

•	We have a planned capital expenditure budget for the near future of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations in excess of $2.5 million unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements.

     We currently have sufficient cash on hand to support our current operations through to the end of November 2008.
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
          Management’s Plan
     We require additional funding immediately to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. On July 24, 2008 we announced that a group of eight separate foreign private investors (the “Standby Underwriters”) severally entered into substantially identical firm commitment underwriting agreements with the Company (collectively, the “Standby Underwriting Agreements”) to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. The Rights Offering, if successful, would provide the capital needed to meet at least near term planned capital expenditures. See Part I — “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. On September 19, 2008 we announced October 2, 2008 as the record date (“Record Date”) to determine those stockholders entitled to receive at no charge transferable subscription rights (“Rights”) by way of a dividend to purchase one share of common stock, par value $0.10 per share, for each share of common stock held of record at the close of business on the Record Date at a subscription price of $0.10 per share. The Rights Offering commenced on October 6, 2008. On October 13, 2008, we announced that the Company has been advised by certain of the Standby Underwriters that, in light of current market conditions, those Underwriters are unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations. The Company also announced that it was considering its position. In the meantime, the Company determined to extend the scheduled expiration dates and times of the Rights Offering from October 24, 2008 to October 31, 2008 (and in Norway from October 14, 2008 to October 24, 2008). On October 15, 2008, we announced an amendment to the Rights Offering to grant withdrawal rights to those Rights holders who had exercised their Rights and subscribed for shares of common stock. On October 20, 2008, the Company entered into eight separate amendment agreements (each an “Amendment Agreement”) in terms of which the Company and the Standby Underwriters agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks, extending the Rights Offering in the U.S. from October 31, 2008 until November 21, 2008 and in Norway from October 24, 2008 until November 11, 2008 and correspondingly extending withdrawal rights in the U.S. until November 20, 2008.
     As of September 30, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding.
     In order to fund our planned capital expenditure program and to continue our operations after November 2008, we need to raise substantial funds. Accordingly, we are pursuing raising additional funds through the Rights Offering to stockholders. We are also actively pursuing the farming out of a number of our exploration projects. In light of the existing state of global capital markets and the recent fall in the price of oil, there is no assurance that we will be successful in raising such additional funds, and, if we are successful, that the commercial terms will be favorable to the Company. If we are unsuccessful in such fund raising, we will have to curtail our current operations significantly or cease operations altogether.
     We will use a portion of the proceeds from the Rights Offering for a short term production enhancement recovery program at the Ninotsminda Field in order to generate additional near term cash flows. We believe that with an improved near term cash flow and also if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations, continue our development plans for the Ninotsminda Field, properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop our business in the region.
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
     Our current and future operations and earnings depend upon the results of our operations in Georgia. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so would have a material adverse effect on our financial position, results of operations and cash flows. Also, the success of our operations generally will be subject to numerous contingencies, some of which are beyond management control. These contingencies include armed conflict, general and regional economic conditions, prices for crude oil and natural gas, competition and changes in regulation. Since we are dependent on international operations, we will be subject to various additional political, economic and other uncertainties. Among other risks, our operations may be subject to the risks and restrictions on transfer of funds, import and export duties, quotas and embargoes, domestic and international customs and tariffs, and changing taxation policies, foreign exchange restrictions, political conditions and restrictive regulations.
3	Accounts Receivable
     Accounts receivable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Current Assets
Trade receivables	$15,733	$208,732
Insurance receivable	135,025	—
Other receivables	22,143	170,536

	$172,902	$379,268

     There was no bad debt expense for either of the nine month periods ended September 30, 2008 and 2007.
     The trade receivable of $15,733 as at September 30, 2008 relates to a partial amount outstanding in respect of an oil sale during 2008. The trade receivable of $208,732 at December 31, 2007 related to a partial amount owed from an oil sale and was received in full in January 2008.
     The insurance receivable of $135,025 at September 30, 2008 related to final settlement agreed by the insurance underwriters in respect of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004.
     Included in other receivables of $170,536 at December 31, 2007 is an amount of $106,585 due from Tethys Petroleum Limited (“Tethys”) for Tethys selling, general and administrative expenses paid by the Company after we sold our entire Tethys shareholding. The amount owed by Tethys was settled in full in February 2008.

4	Prepayments
     Prepayments consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Drilling Contractors	$15,156	$161,297
Financing Fees	46,721	46,721
Insurance	114,243	11,522
Other	118,604	91,997

	$294,724	$311,537

5	Prepaid financing fees
     Prepaid financing fees at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Unamortized loan fees (1)	$34,510	$74,804
Deferred Rights Offering costs (2)	675,661	—

	$710,171	$74,804

     (1) Prepaid financing fees as at September 30, 2008 are corporate finance fees incurred in respect of a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Notes to an investor due June 28, 2010 of which $10,000,000 is currently outstanding. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans.
     Prepaid financing fees as at December 31, 2007 are corporate finance fees incurred in respect of the following transactions: a $13,000,000 issue of Senior Subordinated Convertible Guaranteed Notes to a group of investors due September 1, 2009 of which $4,250,000 was outstanding at 31 December, 2007 and a $10,000,000 issue of a 12% Subordinated Convertible Guaranteed Note to an investor due June 28, 2010 of which $10,000,000 was outstanding at 31 December, 2007. The fees in respect of the Notes are to be amortized as interest expense over the term of the loans.
     (2) Deferred Rights Offering costs are professional fees incurred through September, 2008 with respect to our Rights Offering. If the Offering is successful these costs will offset the equity received in the Offering. If unsuccessful, these costs will be expensed.

6	Capital Assets
     Capital assets, net of accumulated depreciation and impairment, include the following at September 30, 2008:

	(Unaudited)
		Accumulated	Net
		Depreciation	Capital
	Cost	And Impairment	Assets
Oil and Gas Properties
Proved properties	$145,788,107	$(113,363,922)	$32,424,185
Unproved properties	14,400,200	—	14,400,200

	160,188,307	(113,363,922)	46,824,385

Property and Equipment
Oil and gas related equipment	10,683,889	(4,025,846)	6,658,043
Office furniture, fixtures and equipment and other	1,127,880	(934,740)	193,140

	11,811,769	(4,960,586)	6,851,183

	$172,000,076	$(118,324,508)	$53,675,568

     Capital assets, net of accumulated depreciation and impairment, include the following at December 31, 2007:

		Accumulated	Net
		Depreciation	Capital
	Cost	And	Assets
		Impairment
Oil and Gas Properties
Proved properties	$145,983,558	$(111,567,391)	$34,416,167
Unproved properties	9,444,742	—	9,444,742

	155,428,300	(111,567,391)	43,860,909

Property and Equipment
Oil and gas related equipment	10,938,820	(3,816,173)	7,122,647
Office furniture, fixtures and equipment and other	1,125,733	(804,670)	321,063

	12,064,553	(4,620,843)	7,443,710

	$167,492,853	$(116,188,234)	$51,304,619

          Oil and Gas Properties
     Unproved property additions relate to our exploration activity in the period.
          Property and Equipment
     Oil and gas related equipment includes materials, drilling rigs and related equipment currently in use by us in the development of the Ninotsminda Field and Manavi prospect.

7	Loans Payable — Short Term
     Loans payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Short term debt:
Senior Subordinated Convertible Guaranteed Notes	$4,650,000	$—
Unamortized debt discount	(1,023,703)	—

Long term debt	$3,626,297	$—

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

8	Long Term Debt
     Loans payable at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Long term debt:
Senior Subordinated Convertible Guaranteed Notes	$—	$4,650,000
12% Subordinated Convertible Guaranteed Note	10,600,000	10,600,000
Unamortized debt discount	(1,260,960)	(3,552,769)

Long term debt	$9,339,040	$11,697,231

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

9	Accrued Liabilities
     Accrued liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(Unaudited)
Drilling contractors	$4,931,332	$4,931,332
Loan note interest	434,250	—
Non-cash Loan Interest	54,139	76,550
Tethys Spin-Out costs	—	395,611
Professional fees	496,624	929,628
Other	422,674	306,766

	$6,339,019	$6,639,887

     Included in the amounts due to drilling contractors at September 30, 2008 and December 31, 2007 are amounts billed to the Company by WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd. totalling $4,931,332. We have formally notified WEUS that we dispute the validity of certain billings to the Company for work WEUS performed in the first and second quarter of 2005. We have recorded all amounts billed by WEUS as of September 30, 2008 pending the outcome of the dispute resolution (see Note 12) following a formal Request for Arbitration with the London Court of International Arbitration against the Company lodged by WEUS on September, 12, 2005.
10	Stockholders’ Equity

Total, December 31, 2007	242,120,974	$24,212,096	$245,316,295	$0	$(231,519,571)	$38,008,820

Stock based compensation under SFAS 123R			334,480			334,480

Net Loss					(3,072,226)	(3,072,226)

Total, September 30, 2008	242,120,974	$24,212,096	$245,650,775	$0	$(234,591,797)	$35,271,074

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
     Fair value assumptions based on original terms of options

	1,500,000 options	300,000 options
Exercise price	$0.65	$1.00
Stock price on May 7, 2008	$0.48	$0.48
Risk free rate of interest	5.15%	5.15%
Expected life of option — months	3	3
Dividend rate	—	—
Historical volatility	143.9%	143.9%
     Fair value assumptions based on modified terms of options

	1,500,000 options	300,000 options
Exercise price	$0.65	$1.00
Stock price on May 7, 2008	$0.48	$0.48
Risk free rate of interest	1.97%	1.97%
Expected life of option — months	11	11
Dividend rate	—	—
Historical volatility	149.7%	149.7%
11	Net Income (Loss) Per Common Share
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
     The total numbers of such shares excluded from diluted net loss per common share were 44,360,881 for the nine months ended September 30, 2008 and 101,785,215 for the nine months ended September 30, 2007.
12	Commitments and Contingencies
     We have contingent obligations and may incur additional obligations, absolute and contingent, with respect to the acquisition and development of oil and gas properties and ventures in which we have interests that require or may require us to expend funds and to issue shares of our Common Stock.
     At September 30, 2008, we had the contingent obligation to issue an aggregate maximum amount of 187,500 shares of our Common Stock to Fielden Management Services PTY, Ltd (a third party management services company), subject to the satisfaction of conditions related to the achievement of specified performance standards by the Stynawske Field project, an oil field in Ukraine in which we had a previous interest. As far as management is aware, the project is not progressing at the desired pace of development and consequently, in management’s opinion, the chance of having to issue these shares is remote.

     Under the Production Sharing Contract for Blocks XIG and XIH (the “Tbilisi PSC”) in Georgia our subsidiary CanArgo Norio Limited had a commitment to acquire additional seismic data within three years of the effective date of the contract which is September 29, 2003. The State Agency for Oil & Gas Regulation in Georgia has given written consent to an extension to the period within which the data should be acquired to July 31, 2008 and we are currently working with the State Agency to extend this further and amend the Tbilisi PSC accordingly. The total commitment over the remaining period is expected to be in the region of $500,000. In the event that a commercial discovery is not established, our interest in the Tbilisi PSC would terminate 10 years from the effective date, which will be September 29, 2013.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company in which the Company has a 50% interest, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately GEL 314,000,000 (approximately $223,000,000 at the exchange rate of GEL to US dollars in effect on September 30, 2008). We believe that we have meritorious defences to this claim and intend to defend it vigorously and, as a result of discussions with our legal advisors in Georgia, we would consider the chances of the claim being successful to be remote
     On September 12, 2005, WEUS Holding Inc (“WEUS”) a subsidiary of Weatherford International Ltd lodged a formal Request for Arbitration with the London Court of International Arbitration against the Company in respect of unpaid invoices for work performed under the Master Service Contract dated June 1, 2004 between the Company and WEUS for the supply of under-balanced coil tubing drilling equipment and services during the first and second quarter of 2005. Pursuant to the Request for Arbitration, WEUS’ demand for relief is $4,931,332.55. Although the Company has recorded all amounts billed by Weatherford as of December 31, 2005 (see Note 9) the Company is contesting the claim and has filed a counterclaim. We believe that we have meritorious defences to this claim and intend to defend it vigorously. At this point in the proceedings it is not possible to predict the outcome of the arbitration. However, in the event that Weatherford is successful, the extent of the loss to the Company would be limited to the payment of the unpaid invoices and the payment of Weatherford’s professional fess in regards to this matter.
     The Company has been named in a claim with a group of defendants by former interest holders of the Lelyakov oil field in the Ukraine. The plaintiffs are seeking damages of approx 600,000 CDN (approx $574,000 at September 30, 2008 exchange rates). The former owners of UK-Ran Oil Company disposed of their investment in the field prior to selling the company to CanArgo. We believe the claim against us to be meritless. We are unable at this time to determine a potential outcome but in general would consider the chances of the claim being successful to be remote.
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
     On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. The proposed subscription price for the Rights Offering was set at $0.10 per share. As of April 18, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding. The Rights Offering was contingent, among other things, upon registration of the Rights Offering under the Securities Act and complying with all other applicable securities laws and stock exchange rules and regulations. On July 24, 2008 we announced that a group of eight separate foreign private investors (collectively, the “Standby Underwriters”) severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to an aggregate of $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. Under the terms of each substantially similar standby underwriting agreement (collectively, the “Standby Underwriting Agreements”), between the Company and each of the Standby Underwriters, the Standby Underwriters are entitled to receive a commission equal to 7 % of the aggregate Subscription Price in respect of the 242,000,000 shares, with the commission being payable in cash or shares of common stock at the Subscription Price at the option of each Standby Underwriter; provided, however, if the Standby Underwriter is an existing stockholder it will only receive a commission for the part of the underwritten amount that exceeds the pro rata amount of shares that it would receive pursuant to an exercise of its Rights. The Standby Underwriters are entitled to receive their commission whether or not the Company successfully concludes the Rights Offering no later than December 31, 2008.
     On September 19, 2008 we announced October 2, 2008 as the record date (“Record Date”) to determine those stockholders entitled to receive at no charge transferable subscription rights (“Rights”) by way of a dividend to purchase one share of common stock, par value $0.10 per share, for each share of common stock held of record at the close of business on the Record Date at a subscription price of $0.10 per share. The Rights Offering commenced on October 6, 2008. On October 13, 2008, we announced that the Company has been advised by certain of the Standby Underwriters that, in light of current market conditions, those Underwriters are unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations. The Company also announced that it was considering its position. In the meantime, the Company determined to extend the scheduled expiration dates and times of the Rights Offering from October 24, 2008 to October 31, 2008 (and in Norway from October 14, 2008 to October 24, 2008). On October 15, 2008, we announced an amendment to the Rights Offering to grant withdrawal rights to those Rights holders who had exercised their Rights and subscribed for shares of common stock. On October 20, 2008, the Company entered into eight separate amendment agreements (each an “Amendment Agreement”) in terms of which the Company and the Standby Underwriters agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks, extending the Rights Offering in the U.S. from October 31, 2008 until November 21, 2008 and in Norway from October 24, 2008 until November 11, 2008 and correspondingly extending withdrawal rights in the U.S. until November 20, 2008.

13	Discontinued Operations

Tethys Petroleum Limited
     As at September 30, 2007, Tethys Petroleum Limited (“Tethys”), a former indirect Company subsidiary, was classified as a Discontinued Operation.
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
     The results of discontinued operations in respect of Tethys consisted of the following for the nine month periods ended:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Loss Before Income Taxes and Minority Interest	$—	$(3,999,646)

Realised gain on securities held for sale	—	15,566,878

Income Taxes	—	—

Net Income (Loss) from Discontinued Operation	$—	$11,567,232

     The results of discontinued operations in respect of Tethys consisted of the following for the three month periods ended:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Income Before Income Taxes and Minority Interest	$—	$—

Unrealised gain on securities held for sale	—
Income Taxes	—	—

Net Income from Discontinued Operation	$—	$—

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
     The results of discontinued operations in respect of CSL consisted of the following for the nine month periods ended:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$—

Income (Loss) Before Income Taxes and Minority Interest	(34,902)	(73,547)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	(34,902)	$(73,547)

The results of discontinued operations in respect of CSL consisted of the following for the three month periods ended:

	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating Revenues	$—	$—

Income (Loss) Before Income Taxes and Minority Interest	(4,237)	(55,873)
Income Taxes	—	—
Minority Interest in Income	—	—

Net Income (Loss) from Discontinued Operation	(4,237)	$(55,873)

     Gross consolidated assets and liabilities in respect of CSL that are included in “assets to be disposed” consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,
	2008	December 31,
	(Unaudited)	2007
Assets to be disposed:
Accounts receivable (net)	$80,499	$71,294
Other current assets

	$80,499	$71,294

Liabilities to be disposed:
Accounts payable	$369,271	$327,046
Provision for future site restoration	11,800	9,400

	$381,071	$336,446

14	Segment and Geographical Data
     During the three and nine month periods ended September 30, 2008 Georgia represented the only geographical segment and CanArgo’s continuing operations operated through one segment, oil and gas exploration.
15	Subsequent Events
     On October 3, 2008 we announced that the United States Securities and Exchange Commission declared effective the Registration Statement filed on Form S-3 by the Company under the U.S. Securities Act of 1933 (“Securities Act”) and the completion of all regulatory reviews by the Oslo Stock Exchange relating to the previously announced Rights Offering. Accordingly, the Rights Offering commenced on October 6, 2008 as scheduled to terminate three weeks later on October 24, 2008 in the U.S.; provided, however, stockholders who hold their shares through the VPS System in Norway were required to exercise their Rights no later than October 14, 2008 and to pay for their subscriptions by no later than October 17, 2008. Further details regarding the Rights Offering are contained in a Prospectus and related documents mailed to U.S. stockholders and for Norwegian stockholders a separate Circular and related documents furnished to such stockholders upon request.
     On October 3, 2008 we also announced that we had signed a non-binding Letter of Intent with a Swedish oil company to enter into a farm-out and option agreement covering the Norio production sharing agreement (“Norio PSA”) in Georgia subject to execution of a formal agreement and to governmental and other approvals. The farming in party would earn an initial 5% interest in the Norio PSA in return for funding the acquisition and processing costs of a seismic data survey over the Norio-Martkopi prospect. The objective of the seismic program is to firm up an appraisal well location to the 2005 MK-72 exploration well which encountered encouraging hydrocarbon shows in the Middle Eocene and flowed light sweet oil to surface from a shallower reservoir horizon in the Oligocene. The farminee would have an option to earn an additional working interest of 45%, thereby increasing its contractor interest in the Norio PSA to 50%, by paying 100% of the costs of an appraisal well to test both the Middle Eocene and Oligocene target horizons.
     On October 13, 2008, we announced that the Company has been advised by certain of the Standby Underwriters of the Company’s Rights Offering that, in light of current market conditions, those Underwriters are unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations. The Company announced it was considering its position. In the interim, and particularly in view of the scheduled expiration of the Rights Offering in Norway at 5:30 p.m., CET, on October 14, 2008, the Company extended the scheduled expiration dates and times of the Rights Offering from 4:00 p.m., U.S. Eastern time on October 24, 2008, the scheduled U.S. expiration date, until 4:00 p.m., U.S. Eastern time on October 31, 2008, and from 5:30 p.m., CET, on October 14, 2008, the scheduled Norwegian expiration date, until 5:30 p.m., CET, on October 21, 2008.

     On October 15, 2008, we announced an amendment to the Rights Offering to grant withdrawal rights to those Rights holders who had exercised their Rights and subscribed for shares of common stock. On October 20, 2008, the Company entered into eight separate amendment agreements (each an “Amendment Agreement”) in terms of which the Company and the Standby Underwriters agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks, extending the Rights Offering in the U.S. from October 31, 2008 until November 21, 2008 and in Norway from October 24, 2008 until November 11, 2008 and correspondingly extending withdrawal rights in the U.S. until November 20, 2008.
     On October 15, 2008 the Company also released details of notices that it received from the Standby Underwriters in respect of the Standby Underwriters being unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations as follows:

	Reason for
	withdrawal or
	Potential
	withdrawal from		Amount
Underwriter	Obligation	# of shares	(USD),
Caldwell Associates	Aware that other	100,000,000	10,000,000
Limited	underwriters may
	not be able or
	willing to fulfill
	their commitments
Provincial Securities	Unable to fulfill	50,000,000	5,000,000
Limited
Heritage Cie S.A.	Reserve right to	42,000,000	4,200,000
	withdraw having
	become aware that
	other underwriters
	may not be able or
	willing to fulfill
	their commitments
Salahi Öztürk	Has proposed	20,000,000	2,000,000
	suspension of
	Underwriting
	obligation on basis
	of alleged force
	Majeure
Osman Necdel Turkay	Has proposed	15,000,000	1,500,000
	suspension of
	Underwriting
	obligation on basis
	of alleged force
	Majeure
Hasan Gürhan Berker	Has proposed	5,000,000	500,000
	suspension of
	Underwriting
	obligation on basis
	of alleged force
	Majeure
Fevzi Bozer	Has proposed	5,000,000	500,000
	suspension of
	Underwriting
	obligation on basis
	of alleged force
	Majeure
Hasip Buldanlioglu	Has proposed	5,000,000	500,000
	suspension of
	Underwriting
	obligation on basis
	of alleged force
	Majeure

Total		242,000,000	24,200,000

     The Company also stated that it was considering its position with respect to the Rights Offering but, due to the current situation, it was possible that the Rights Offering would proceed with a reduced or no underwriting in place, subject to compliance with regulatory requirements, in both Norway and the US or just in Norway.
     It also stated that after the new expiration dates, unexercised Rights would expire and have no value. In the event that the Offering generates fewer proceeds than expected, the Company would focus on production enhancement work at the Ninotsminda Field and the continuation of well testing operations at Manavi at the expense of repaying debt and its other planned use of proceeds. However, as previously indicated in the Prospectus, further unforeseen or changing circumstances may alter the amount, use and allocation of such proceeds.
     The extension of the expiration dates of the Rights Offering was intended to provide additional time to enable the Company (1) to continue discussions with the Standby Underwriters and (2) to advance discussions which it commenced with other parties who have expressed an interest in providing a possible alternative underwriting of the Rights Offering.
     In light of these developments the Company amended the terms of the Rights Offering to permit those U.S. Rights holders and foreign stockholders who have received Subscription Rights Certificates and have exercised their Rights and paid the Subscription Price to the U.S. Subscription Agent to withdraw their subscriptions and request a return of their payments, without interest. Rights Holders who held their Shares and/or Rights in the VPS System were also offered withdrawal rights which had to be exercised in accordance with the provisions of the Supplement to the Norwegian Offering Circular dated 14 October 2008 on file with the Oslo Stock Exchange.
     On October 20, 2008, the Company entered into eight separate amendment agreements (each an “Amendment Agreement”) in terms of which the Company and the Standby Underwriters agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks. Save as thereby amended, the Company and the Standby Underwriters agreed that the original Standby Underwriting Agreements remain in full force and effect in accordance with their terms. In accordance with the terms of the Amendment Agreements, the Company further extended the expiration dates of the Rights Offering to November 11, 2008 in Norway and November 21, 2008 in the United States and extended withdrawal rights to U.S. Rights holders to expire on November 20, 2008.

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
Overview
Corporate Developments
     The following corporate developments took place in the third quarter and subsequently:
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
     Effective July 21, 2008, the Company amended Article Four of the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.10 per share, from 500,000,000 shares to 1,000,000,000. The amendment had been duly approved at the Company’s Annual Meeting of Stockholders held on July 18, 2008 by the votes of the holders of at least a majority of all the issued and outstanding shares of stock of the Company. The stated capital of the Company was not reduced under or by reason of the said amendment.
     On July 24, 2008 we announced that the group of eight separate foreign private investors who had previously signed non-binding letters of intent with the Company had now severally entered into substantially identical firm commitment underwriting agreements (collectively, the “Standby Underwriting Agreements”) with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering first announced on April 23, 2008. Each investor severally and not jointly undertook, pro rata to its share of the aggregate $24.2 million underwriting amount, to purchase, at the same subscription price as common stockholders, shares of CanArgo common stock not otherwise purchased by stockholders in the Rights Offering. Further details regarding these Standby Underwriting Agreements were disclosed in a Current Report on Form 8-K filed on July 24, 2008 with the SEC.
     On August 10, 2008 we issued a statement that operations in Georgia were continuing unaffected by the hostilities between Georgia and Russia over control of the separatist region of South Ossetia in the central Caucasus. Oil production operations, continued as normal at the Company’s Ninotsminda Field which is located 35 kilometers to the east of the capital city Tbilisi and over 100 kilometers from South Ossetia. As a precautionary measure, the Company increased security and the number of personnel on duty at its production sites. The Company continues to closely monitor the situation.

     On August 15, 2008 we issued a further statement that the Company’s oil and gas operations in Georgia remained unaffected by the Russian-Georgian conflict. Oil production from the Ninotsminda Field is sold on a batch basis with the last delivery being in October. Oil production from the Field is generally sold at the Field gate, transported by the buyer via rail and exported through the Black Sea port of Batumi which had not been affected.
     On September 19, 2008 we announced that the Company’s Board of Directors had designated October 2, 2008 as the record date (“Record Date”) to determine those stockholders entitled to receive at no charge transferable subscription rights (“Rights”) by way of a dividend to purchase one share of common stock, par value $0.10 per share, for each share of common stock held of record at the close of business on the Record Date at a subscription price of $0.10 per share. Pending effectiveness being declared by the United States Securities and Exchange Commission of a Registration Statement previously filed on Form S-3 by the Company under the U.S. Securities Act of 1933 (“Securities Act”) relating to the Rights Offering and the completion of all regulatory reviews by the Oslo Stock Exchange the proposed Rights Offering, which had been previously disclosed by the Company, was scheduled to commence on October 6, 2008 and terminate three weeks later on October 24, 2008 (October 14, 2008 in Norway). Further details regarding the Rights Offering would be contained in a Prospectus and related documents to be mailed to U.S. stockholders and for Norwegian stockholders a separate Circular and related documents to be furnished to such stockholders upon request, promptly upon declaration of the effectiveness of the Registration Statement and receipt of final approval of the Circular by the Oslo Stock Exchange. The Company would notify stockholders of the commencement of the Rights Offering at such time as it received all such required regulatory approvals.
     On October 3, 2008 we announced that the United States Securities and Exchange Commission declared effective the Registration Statement filed on Form S-3 by the Company under the Securities Act and the completion of all regulatory reviews by the Oslo Stock Exchange relating to the previously announced Rights Offering. Accordingly, the Rights Offering commenced on October 6, 2008 as scheduled and was scheduled to terminate three weeks later on October 24, 2008; provided, however, stockholders who held their shares through the VPS System in Norway were required to exercise their Rights no later than October 14, 2008 and to pay for their subscriptions by no later than October 17, 2008. Further details regarding the Rights Offering are contained in a Prospectus and related documents mailed to U.S. stockholders and for Norwegian stockholders a separate Circular and related documents furnished to such stockholders upon request.
     On October 13, 2008, we announced that the Company was advised by certain of the Standby Underwriters that, in light of current market conditions, those Underwriters were unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations. The Company also stated that it was considering its position with respect to the Rights Offering but, due to the situation, it was possible that the Rights Offering would proceed with a reduced or no underwriting in place, subject to compliance with regulatory requirements, in both Norway and the US or just in Norway. In the interim, and particularly in view of the scheduled Norwegian expiration date at 5:30 p.m., CET, on October 14, 2008, the Company extended the scheduled expiration dates and times of the Rights Offering from 4:00 p.m., U.S. Eastern time on October 24, 2008, the scheduled U.S. expiration date, until 4:00 p.m., U.S. Eastern time on October 31, 2008, and from 5:30 p.m., CET, on October 14, 2008, the scheduled Norwegian expiration date, until 5:30 p.m., CET, on October 21, 2008.

     On October 15, 2008 the Company released details of notices that it received from the Standby Underwriters in respect of their underwriting obligations as follows:

	Reason for
	withdrawal or
	Potential
	withdrawal from		Amount
Underwriter	Obligation	# of shares	(USD),

Caldwell Associates Limited	Aware that other underwriters may not be able or willing to fulfill their commitments	100,000,000	10,000,000

Provincial Securities Limited	Unable to fulfill	50,000,000	5,000,000

Heritage Cie S.A.	Reserve right to withdraw having become aware that other underwriters may not be able or willing to fulfill their commitments	42,000,000	4,200,000

Salahi Öztürk	Has proposed suspension of underwriting obligation on basis of alleged force majeure	20,000,000	2,000,000

Osman Necdel Turkay	Has proposed suspension of underwriting obligation on basis of alleged force majeure	15,000,000	1,500,000

Hasan Gürhan Berker	Has proposed suspension of underwriting obligation on basis of alleged force majeure	5,000,000	500,000

Fevzi Bozer	Has proposed suspension of underwriting obligation on basis of alleged force majeure	5,000,000	500,000

Hasip Buldanlioglu	Has proposed suspension of Underwriting obligation on basis of alleged force Majeure	5,000,000	500,000
Total		242,000,000	24,200,000

     The Company also stated that after the new expiration dates, unexercised Rights would expire and have no value. In the event that the Offering generates fewer proceeds than expected, the Company would focus on production enhancement work at the Ninotsminda Field and the continuation of well testing operations at Manavi at the expense of repaying debt and its other planned use of proceeds. However, as previously indicated in the Prospectus, further unforeseen or changing circumstances may alter the amount, use and allocation of such proceeds.
     The extension of the expiration dates of the Rights Offering was intended to provide additional time to enable the Company (1) to continue discussions with the Standby Underwriters and (2) to advance discussions which it commenced with other parties who had expressed an interest in providing a possible alternative underwriting of the Rights Offering.

     In light of these developments the Company amended the terms of the Rights Offering to permit those U.S. Rights Holders and foreign stockholders who have received Subscription Rights Certificates and have exercised their Rights and paid the Subscription Price to the U.S. Subscription Agent to withdraw their subscriptions and request a return of their payments, without interest. Rights Holders who held their Shares and/or Rights in the VPS System were also offered withdrawal rights which had to be exercised in accordance with the provisions of the Supplement to the Norwegian Offering Circular dated 14 October 2008 on file with the Oslo Stock Exchange.
     On October 20, 2008, the Company entered into eight separate amendment agreements (each an “Amendment Agreement”) in terms of which the Company and the Standby Underwriters agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks. Save as thereby amended, the Company and the Standby Underwriters agreed that the original Standby Underwriting Agreements remain in full force and effect in accordance with their terms. In accordance with the terms of the Amendment Agreements, the Company further extended the expiration dates of the Rights Offering to November 11, 2008 in Norway and November 21, 2008 in the United States and extended withdrawal rights to U.S. Rights holders to expire on November 20, 2008.
     Effective October 24, 2008, in connection with the purchase of Glitnir Securities AS, the Manager of the Rights Offering, from its Icelandic parent, the firm changed its name to RS Platou Markets AS.
Georgia
     Our share of the 114,162 barrels of gross oil production (417 barrels of oil per day (bopd) ) from the Ninotsminda Field in Georgia for the nine month period ended September 30, 2008 was 74,205 barrels (271 bopd). For the nine month period ended September 30, 2007 our share of the 124,144 of gross oil production (455 bopd) from the Ninotsminda Field was 80,694 barrels (296 bopd).
     During the third quarter of 2008, we continued to progress our exploration, appraisal and development plans in our core area of operation in Georgia.
     Ninotsminda:
     Technical work has continued on a production enhancement program at the Ninotsminda Field aimed at increasing the level of production from the field on the basis of a number of low to medium risk operations. This work is scheduled to commence later in the year subject to financing being available from the Rights Offering. The planned program may include a number of low cost, low risk workover operations with a risked production potential capacity in the region of 100 to 150 bopd to much higher potential but higher cost operations aimed at developing hitherto unproduced parts of the field. These operations may include the drilling of a new well with dual horizontal completions in the undeveloped eastern part of the field, and drilling a new vertical well to exploit potential oil reserves in the Oligocene interval over the northern flank of the field. Effort is also being expended on methods to access isolated oil accumulations in shallower reservoirs overlying the main field area.
     Gas Market:
     On October 3, 2008 we announced that Government sources in Georgia had confirmed that, as part of the ongoing deregulation and privatization process within the gas sector, the State Oil Company of Azerbaijan Republic (SOCAR), a state-owned oil and natural gas corporation, had acquired the shares of a number of local gas distribution network companies in Georgia. These companies include Sagaredjo Gas Company, the gas distribution company in eastern Georgia where the Ninotsminda Field is located. SOCAR is expected to assume ownership of the network later this year. In the meantime, Ninotsminda Oil Company Limited (NOC), a wholly owned subsidiary company of CanArgo, together with Georgian Oil & Gas Corporation (GOGC), the State partner in the Ninotsminda production sharing contract, has executed a gas sales agreement with Sagaredjo Gas Company for a contract term of one year with a price of $2.83 per thousand cubic feet (Mcf) ($110 per thousand cubic metres (MCM ) up to May 2009 when it would rise to $4.73 per Mcf ($167 per MCM). We expect to see a significant improvement in the buyer’s performance under this agreement once it has been incorporated into SOCAR.
     As a result of market liberalization, NOC has seen a significant improvement in receipts for gas sales over the past quarter. Mainly through spot sales of a portion of its gas production to ITERA Georgia (a non-State gas distribution company), NOC realized a gas revenue of $219,476 in the third quarter 2008.

     Manavi:
     Analysis of the data collected from the Manavi 12 (M12) well during the acid fracture stimulation and subsequent flow testing and logging indicates a potential oil water contact has been detected in the well. As the oil inflow has been logged within a uniform carbonate section which extends upwards to the top of the Cretaceous interval, it is very reasonable to assume that there is a potential oil column of 551 feet (168 metres) within the M12 well. The majority of this oil leg sits behind the 7” liner and has not been tested. The water incursion into the well bore, observed during the testing, appears to be coming from below the level of this contact. The M12 well is located down-dip on the structure, and there is potential for an increased hydrocarbon column towards the crest of the structure with a potential oil column in the region of 1,076 feet (328 metres) at the M11Z well location.
     Once financing is available from the Rights Offering, plans are in place to progress with the testing operation. This may include the acquisition of an offset vertical seismic profile which would be correlated with surface seismic data with the objective of improving the seismic imaging away from the wellbore. This would then be used to determine the next step in the testing process which does not preclude drilling a horizontal sidetrack through the reservoir above the indicated oil water contact. A horizontal well would increase the surface area exposed to the low matrix porosity chalk (which we believe now to be at the M12 location) and increase the probability of intersecting naturally occurring fractures thereby substantially improving the chances of getting a sustainable and high flow rate from the well. The introduction of horizontal drilling technology in the Austin Chalk in Texas massively increased the production rates and sustainability of production from the chalk reservoir (similar age to Manavi) and transformed the economics of the project. We believe horizontal drilling could have a similar beneficial impact on Manavi. Prior to proceeding with any further testing operations, we would aim to set a cement plug in the current test interval to plug back the well and isolate the underlying aquifer to prevent the invasion of extraneous water from below the target reservoir.
     Norio:
     The MK72 exploration well which we completed in 2005 to evaluate the potentially large Norio-Martkopi structure in the Norio Production Sharing Agreement area (our largest contract area at 265,122 acres (1,061 Km2)) encountered encouraging hydrocarbon shows in the Middle Eocene (the primary objective) and flowed light sweet oil to surface from a shallower reservoir horizon in the Oligocene., but was never fully tested for operational reasons. In order to finance an appraisal well, we have been actively pursuing a farm-out strategy for this acreage. . On October 3, 2008 we announced that we have signed a non-binding Letter of Intent with a Swedish oil company to enter into a farm-out and option agreement covering the Norio production sharing agreement (“Norio PSA”) subject to execution of a formal agreement and to governmental and other approvals. The farming in party would earn an initial 5% interest in the Norio PSA in return for funding the acquisition and processing costs of a seismic data survey over the Norio-Martkopi prospect. The objective of the seismic program is to firm up an appraisal well location to the MK-72 well. The farminee would have an option to earn an additional working interest of 45%, thereby increasing its contractor interest in the Norio PSA to 50%, by paying 100% of the costs of an appraisal well to test both the Middle Eocene and Oligocene target horizons.
     The Norio-Martkopi prospect is located in the eastern part of Georgia approximately 9 miles (15 Km) northeast of Tbilisi and 6 miles (10 Km) to the north of Georgia’s largest oil fields discovered to date, the Samgori-Patardzeuli-Ninotsminda complex of fields which collectively have produced over 200 million barrels of oil and are still in production. The structure lies wholly within the Norio PSA and is comprised of two stacked potential reservoir intervals at the Middle Eocene and Oligocene levels with mapped closures of approximately 28,000 acres and 16,000 acres respectively. At the Middle Eocene level alone, the structure appears comparable in size to the large Samgori Field, Georgia’s largest producing oil field.

Liquidity and Capital Resources
     As of September 30, 2008 we had negative working capital of $7,408,000 compared to working capital of $715,000 as of December 31, 2007.
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
•	We incurred net losses from continuing operations to common stockholders of approximately $3,072,000 for the period ended September 30, 2008 and $65,315,000, $54,432,000 and $12,522,000 for the years ended December 31, 2007, 2006 and 2005, respectively. These net losses included non-cash charges related to depreciation and depletion, impairments, loan interest, amortization of debt discount and stock-based compensation of approximately $4,177,000 for the period ended September 30, 2008 and $61,936,000, $48,213,000 and $7,175,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

•	At September 30, 2008 we had negative working capital of $7,408,000.

•	In the nine month period ended September 30, 2008 and years ended December 31, 2007 and 2006 our revenues from operations did not cover the costs of its operations.

•	At September 30, 2008 we had cash and cash equivalents available for general corporate use or for use in operations of approximately $2,449,000.

•	We have a planned capital expenditure budget for the near future of approximately $12,000,000.

•	Our ability to continue as a going concern is dependent upon raising capital through debt and / or equity financing on terms acceptable to the Company in the immediate short-term.

•	The covenants contained in the Note Purchase Agreements to which we are a party restrict us from incurring additional debt obligations in excess of $2.5 million unless we receive consent from Noteholders holding at least 51% in aggregate outstanding principal amount of the of the Notes covered by such Agreements (see the discussion below regarding the limitations on the incurrence of additional debt set forth in such Agreements).

•	We currently have sufficient cash in hand to support our current operations through to the end of November 2008.
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
     Management’s Plan
     We require additional funding immediately to continue with our Georgian operations as planned. We are in the process of addressing this by exploring available financing alternatives sufficient to cover at least our short-term working capital needs. On April 23, 2008, we announced that our Board of Directors had given approval to conducting a proposed offering to common stockholders (the “Rights Offering”) of rights to purchase one share of common stock for each share of common stock held of record on a date to be announced later. On July 24, 2008 we announced that a group of eight separate foreign private investors severally entered into substantially identical firm commitment underwriting agreements with the Company to purchase up to $24.2 million in unsubscribed for shares in the Company’s planned Rights Offering. The Rights Offering, if successful, would provide the capital needed to meet at least near term planned capital expenditures. On September 19, 2008 we announced October 2, 2008 as the record date (“Record Date”) to determine those stockholders entitled to receive at no charge transferable subscription rights (“Rights”) by way of a dividend to purchase one share of common stock, par value $0.10 per share, for each share of common stock held of record at the close of business on the Record Date at a subscription price of $0.10 per share. On October 13, 2008, we announced that the Company had been advised by certain of the underwriters of the Company’s Rights Offering that, in light of current market conditions, those underwriters were unable or unwilling, or may be unable or unwilling, to fulfill their underwriting obligations. The Company also announced that it was considering its position. In the interim, the Company extended the scheduled expiration dates and times of the Rights Offering from October 21, 2008 to October 31, 2008 in the U.S. and from October 14, 2008 to October 24, 2008 in Norway. We also granted withdrawal rights to Rights holders who had exercised their Rights. On October 20, 2008, the Company entered into eight separate Amendment Agreements in terms of which the Company and the Standby Underwriters to the Company’s Rights Offering agreed to amend the terms of the eight Standby Underwriting Agreements. In terms of the Amendment Agreements, each of which is in substantially similar form, the parties agreed that the subscription period for the Rights Offering would be extended from a maximum of four weeks to a maximum of seven weeks. In accordance with the terms of the Amendment Agreements, the Company further extended the expiration dates of the Rights Offering to November 11, 2008 in Norway and November 21, 2008 in the United States and extended withdrawal rights to U.S. Rights holders to expire on November 20, 2008.
     As of September 30, 2008, there were an aggregate of 242,107,390 shares of common stock issued and outstanding.
     We currently have sufficient cash on hand to support our current operations through to the end of November 2008. In order to fund our planned capital expenditure program and to continue our operations after November 2008, we need to raise substantial funds. Accordingly, we are pursuing raising additional funds through the Rights Offering to stockholders. We are also actively pursuing the farming out of a number of our exploration projects. In light of the existing state of global capital markets and the recent fall in the price of oil, there is no assurance that we will be successful in raising such additional funds, and, if we are successful, that the commercial terms will be favorable to the Company. If we are unsuccessful in such fund raising, we will have to curtail our current operations significantly or cease operations altogether.
     We will use a portion of the proceeds from the Rights Offering for a short term production enhancement recovery program at the Ninotsminda Field in order to generate additional near term cash flows. We believe that an improved near term cash flow and also if we are eventually able to successfully complete the Manavi 12 well such that a significant quantity of oil flows are produced, we will be able to raise additional debt and/or equity funds in order to continue operations, continue our development plans for the Ninotsminda Field, properly develop the Manavi Field, continue appraising the Norio discoveries, and further develop our business in the region.
     While a considerable amount of infrastructure for the Ninotsminda Field has already been put in place, we cannot provide assurance that:
•	funding of a field development plan will be available or if available will be timely;

•	that our development plan will be successfully completed or will increase production; or

•	that field operating revenues after completion of the development plan will exceed operating costs.
     Under the terms of each of the Note issues (see Notes 7 and 8 to the Financial Statements), we are restricted from incurring future indebtedness and from issuing additional senior or pari passu indebtedness, except with the prior consent of the Required Holders or in limited permitted circumstances. The definition of indebtedness encompasses all customary forms of indebtedness including, without limitation, liabilities for the deferred consideration, liabilities for borrowed money secured by any lien or other specified security interest, liabilities in respect of letters of credit or similar instruments (excluding letters of credit which are 100% cash collateralised) and guarantees in relation to such forms of indebtedness (excluding parent company guarantees provided by the Company in respect of the indebtedness or obligations of any of the Company’s subsidiaries under its Basic Documents (as defined in the respective Note Purchase Agreements). Pursuant to the terms of the Note Purchase Agreements, permitted future indebtedness is (a) indebtedness outstanding under the Notes; (b) any additional unsecured indebtedness, the aggregate amount outstanding thereunder at any time not exceeding certain specified amounts and; (c) certain unsecured intra-group indebtedness (in the case of the Subordinated Notes and 12% Subordinated Notes this is limited to the indebtedness of a CanArgo Group Member (as defined in the Note Purchase Agreements) to a direct or indirect subsidiary of the Company which is not deemed to be a Material Subsidiary (under the Note Purchase Agreements the aggregate amount outstanding under the particular indebtedness shall not exceed certain specified levels at any time).

     To pursue existing projects beyond our immediate appraisal and development plans and to pursue new opportunities, we will require additional capital. While expected to be substantial, without further exploration work and evaluation the exact amount of funds needed to fully explore and develop all of our oil and gas properties cannot at present, be quantified. Potential sources of funds include additional sales of equity securities, project financing, permitted debt financing and the participation of other oil and gas entities in our projects. Based on our past history of raising capital and continuing discussions, we believe that such required funds may be available. However, there is no assurance that such funds will be available, and if available, will be offered on attractive or acceptable terms. Should such funding not be forthcoming, we may not be able to pursue projects or new opportunities. As discussed above, under the terms of the Notes, we are restricted from incurring additional indebtedness.
     Development of the oil and gas properties and ventures in which we have interests involves multi-year efforts and substantial cash expenditures. Full exploration and development of our oil and gas properties and ventures may require the availability of substantial additional financing from external sources. We may also, where opportunities exist, seek to transfer portions of our interests in oil and gas properties and ventures to entities in exchange for such financing. We generally have the principal responsibility for arranging financing for the oil and gas properties and ventures in which we have an interest. There can be no assurance, however, that we or the entities that are exploring and developing oil and gas properties and ventures will be able to arrange the financing necessary to develop the projects being undertaken or to support our corporate and other activities. There can also be no assurance that such financing will be available, if at all, on terms that are attractive or acceptable to or are deemed to be in our best interest, or the best interest of such entities and their respective stockholders or participants.
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
Balance Sheet Changes
     Cash and cash equivalents decreased $4,420,000 to $2,449,000 at September 30, 2008 from $6,869,000 at December 31, 2007. The decrease was due to expenditures in the period to primarily fund the cost of development activities at the Ninotsminda Field, which largely was a result of our appraisal activities at the Manavi oil discovery in Georgia.
     Accounts receivable decreased to $143,000 at September 30, 2008 from $379,000 at December 31, 2007 primarily due to proceeds due to settlement of a trade receivable from an oil sale received in full in January 2008 partially offset from an insurance receivable related to final settlement of our insurance claim made for damage caused by a blow out at N100 well at the Ninotsminda Field on September 11, 2004.

     Crude oil inventory increased to $592,000 at September 30, 2008 from $374,000 at December 31, 2007 primarily as a result of increased levels of crude oil storage at the end of the period.
     Prepayments decreased to $295,000 at September 30, 2008 from $312,000 at December 31, 2007 as a result of a reduction in prepaid suppliers in connection with our appraisal activities at the Manavi oil discovery partially offset by premiums paid during the period in respect of Control of Well and Directors and Officers Liability Insurances.
     Prepaid financing fees increased to $710,000 at September 30, 2008 from $75,000 at December 31, 2007 as a result of legal and professional fees incurred in respect of the proposed Rights Offering announced on April 23, 2008 offset partially by reduced amortising fees incurred in respect of the $13,000,000 issue of Subordinated Notes due September 1, 2009 and the $10,000,000 issue of 12% Subordinated Notes due June 28, 2010, over the term of the loans.
     Capital assets net, increased to $53,676,000,000 at September 30, 2008 from $51,305,000 at December 31, 2007, due to investing in capital assets including oil and gas properties and equipment, principally related to our appraisal activities at the Manavi oil discovery.
     Accounts payable increased to $802,000 at September 30, 2008 from $482,000 at December 31, 2007 primarily due to an increase in outstanding professional fees related to our registration statement and Rights Offering.
     Accrued liabilities decreased to $6,339,000 at September 30, 2008 from $6,640,000 as at December 31, 2007 primarily due to a decrease in professional fees and amounts owed to Tethys for our pro rata share of the Tethys IPO costs and a reduction in accrued professional fees offset partially by increased accrued interest in respect of the Subordinated Notes and the 12% Subordinated Notes. Approximately $4,931,000 relates to the disputed WEUS invoices referred to in Note 12 of these financial statements.
     Loans payable net of discounts increased to $3,626,000 at September 30, 2008 from nil at December 31, 2007 due to the reclassification of the Subordinated Notes to short term.
     Long term debt net of discounts decreased to $9,339,000 at September 30, 2008 from $11,697,000 at December 31, 2007 due to the amortization of debt discounts associated with the detachable warrants and beneficial conversion features of the $10,000,000 issue of the 12% Subordinated Note in June 2006 and $3,626,000, net of debt discount remaining on the $13,000,000 debt of long-term debt being reclassified as a loans payable since it is due September 1, 2009.
     Other non-current liabilities decreased to nil at September 30, 2008 from $38,000 at December 31, 2007 as a result of reducing the effective interest amount due to the debt repayments and exchange/conversions on the $13,000,000 in aggregate principal amount of the Subordinated Notes and amortizing some of the difference in computing interest using the actual interest rate and the effective interest rate due on these notes.
Results of Continuing Operations
Nine Month Period Ended September 30, 2008 Compared to Nine Month Period Ended September 30, 2007
     We recorded operating revenue from continuing operations of $8,197,000 during the nine month period ended September 30, 2008 compared with $3,395,000 for the nine month period ended September 30, 2007. The increase is attributable to higher average net sales prices achieved from the Ninotsminda Field for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 and by higher sales volumes achieved from the Ninotsminda Field. In the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 Ninotsminda Oil Company Limited (“NOC”) sold 72,941 barrels of oil for the nine month period ended September 30, 2008 compared to 55,603 barrels of oil for NOC for the nine month period ended September 30, 2007.

     For the nine month period ended September 30, 2008, NOC’s net share of the 114,162 barrels of gross oil production (417 barrels of oil per day (bopd)) for sale from the Ninotsminda Field in the period amounted to 74,205 barrels (271 bopd). In the period, 1,264 barrels of oil was added to storage. For the nine month period ended September 30, 2007, NOC’s net share of the 124,144 barrels of gross oil production (455 bopd) was 80,694 barrels (296 bpd).
     NOC’s entire share of production was sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold in the nine month period ended September 30, 2008 averaged $107.72 per barrel as compared with an average of $58.79 per barrel in the nine month period ended September 30, 2007. NOC’s net share of the 387,177 thousand cubic feet (mcf) of gas delivered was 251,665 mcf at an average net sale price of $1.29 per mcf of gas for the nine month period ended September 30, 2008. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided, in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the nine months ended September 30, 2008 were $339,381. For the nine month period ended September 30, 2007, NOC’s net share of the 437,009 mcf of gas delivered was 284,056 mcf at an average net sale price of $0.70 per mcf of gas.
     The operating loss from continuing operations for the nine month period ended September 30, 2008 amounted to $33,000 compared with an operating loss of $4,656,000 for the nine month period ended September 30, 2007. The decrease in operating loss is attributable to increased operating revenues and reduced selling, general and administration costs partially offset by increased field operating expenses, direct project costs, and depreciation, depletion and amortization.
     Field operating expenses increased to $1,252,000 for the nine month period ended September 30, 2008 as compared to $691,000 for the nine month period ended September 30, 2007. The increase is primarily as a result of higher operating costs in Georgia during the nine months period ended September 30, 2008 compared to the nine months period ended September 30, 2007.
     Direct project costs increased to $586,000 for the nine month period ended September 30, 2008, from $516,000 for the nine month period ended September 30, 2007 primarily due to increased costs directly associated with non operating activity at the Ninotsminda Field.
     Selling, general and administrative costs decreased to $4,255,000 for the nine month period ended September 30, 2008 from $5,328,000 for the nine month period ended September 30, 2007. The decrease is mainly attributable to reduced professional fees and non-cash stock compensation expense during the nine months ended September 30, 2008 compared to the corresponding period in 2007.
     The increase in depreciation, depletion and amortization expense to $2,136,000 for the nine month period ended September 30, 2008 from $1,516,000 for the nine month period ended September 30, 2007 is attributable principally to the increased costs of the Company’s capital assets and the subsequent deprecation costs, offset by decreased production for the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007 and from the reduction in our amortization base resulting from the impairment of the Company’s oil and gas properties recognized at year end 2007 of $42,000,000.
     The decrease in other expense to $3,004,000 for the nine month period ended September 30, 2008, from $17,985,000 for the nine month period ended September 30, 2007 is primarily a result of the loss on debt extinguishment of $12,127,000 in 2007 arising from the issue of an aggregate of 37,777,778 compensatory warrants to the Noteholders in connection with the repayment of $18,750,000 of long term debt and the exchange/conversion of $15,000,000 of long term debt into Tethys shares and the write off of the portion of debt discount related to the repayment of $3,750,000 and $5,000,000 of the debt exchange/conversion in 2007, $2,125,000 of non cash interest expense relating to the Payment in Kind for the deferral of interest relating to the convertible loan in 2007, reduced levels of debt discount amortisation in the period, reduced loan interest resulting from the extinguishment of debt in 2007 and the realised gain recorded on selling the remaining holding of Tethys shares in 2007. This was partially offset by increased effective interest amount as a result of the debt extinguishment in 2007, reduced interest income and increased foreign exchange losses during 2008.

     The loss from continuing operations of $3,037,000 or $0.01 per share for the nine month period ended September 30, 2008 compares to a net loss from continuing operations of $22,641,000 or $0.09 per share for the nine month period ended September 30, 2007. The weighted average number of common shares outstanding was higher during the nine month period ended September 30, 2008 than during the nine month period ended September 30, 2007, principally due to the to the exercise of share options in 2007, the exercise of warrants in 2007 and a private placement in 2007.
Three Month Period Ended September 30, 2008 Compared to Three Month Period Ended September 30, 2007
     We recorded operating revenue from continuing operations of $2,966,000 during the three month period ended September 30, 2008 compared with $33,000 for the three month period ended September 30, 2007. This increase is attributable to higher sales volumes achieved from the Ninotsminda Field in the second quarter of 2008. NOC sold 22,577 barrels of oil for the three month period ended September 30, 2008 compared to no barrels of oil for the three month period ended September 30, 2007.
     For the three month period ended September 30, 2008, NOC’s net share of the 37,707 barrels of gross oil production (410 bopd) for sale from the Ninotsminda Field in the period amounted to 24,509 barrels (266 barrels per day). In the period, 1,933 barrels of oil were added to storage. For the three month period ended September 30, 2007, NOC’s net share of the 38,510 barrels of gross oil production (419 bopd) was 25,032 barrels (272 barrels per day).
     NOC’s entire share of production was either sold under international contracts or added to storage. Net sale prices for Ninotsminda oil sold during the third quarter of 2008 averaged $121.64. There were no sales of oil in the third quarter of 2007. Its net share of the 94,906 mcf of gas delivered was 61,689,000 mcf at an average net sale price of $1.13 per mcf of gas. However, due to the uncertainty of the collectibility of gas revenues under these contracts, the Company has decided, in accordance with its revenue recognition policy, to record gas revenues on a cash basis. Gas revenues recorded for the three months ended September 30, 2008 were $219,476. For the three month period ended September 30, 2007, NOC’s net share of the 123,679 mcf of gas delivered was 80,391 mcf at an average net sales price of $0.70 per mcf of gas.
     The operating income from continuing operations for the three month period ended September 30, 2008 amounted to $198,000 compared with an operating loss of $2,197,000 for the three month period ended September 30, 2007. The increase to an operating income from an operating loss is attributable to higher operating revenues, lower direct project costs and reduced selling, general and administration partially offset by higher field operating expenses and depreciation, depletion and amortization expenses in the period.
     Field operating expenses increased to $454,000 for the three month period ended September 30, 2008 as compared to $16,000 for the three month period ended June 30, 2007. The increase is primarily as a result of selling no oil in the three month period ended September 30, 2007 and therefore reducing field operating expenses accordingly until the oil produced was sold after the period and costs relating to oil processing being reclassified from direct operating costs to field operating expenses in the period.
     Direct project costs decreased to $67,000 for the three month period ended September 30, 2008, from $173,000 for the three month period ended September 30, 2007, primarily due costs relating to oil processing being reclassified to field operating expenses from direct project cost in the period.
     Selling, general and administrative costs decreased to $1,543,000 for the three month period ended September 30, 2008 from $1,901,000 for the three month period ended September 30, 2007. The decrease is primarily as a result of reduced professional fees and non cash stock compensation expense for the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007.
     The increase in depreciation, depletion and amortization expense to $702,000 for the three month period ended September 30, 2008 from $139,000 for the three month period ended September 30, 2007 is attributable principally to the higher volume of oil sales during the three month period ended September 30, 2008 compared to the three month period ended September 30, 2007.

     The decrease in other expense to $1,090,000 for the three month period ended September 30, 2008, from $7,707,000 for the three month period ended September 30, 2007 is primarily a result of the 2007 loss on debt extinguishment of $5,593,000 arising from the issue of an aggregate of 21,666,667 compensatory warrants to the Noteholders in connection with the repayment of $18,750,000 of long term debt and the write off of the portion of debt discount related to $3,750,000 of the repayment , the loss recorded on the sale of Tethys in the third quarter of 2007 and reduced interest expense in the third quarter of 2008 relating to the remaining convertible debt. This was partially offset by reduced interest income and increased foreign exchange losses during the third quarter of 2008.
     The loss from continuing operations of $892,000 or $0.00 per share for the three month period ended September 30, 2008 compares to a net loss from continuing operations of $9,904,000 or $0.04 per share for the three month period ended September 30, 2007.
     The weighted average number of common shares outstanding was higher during the three month period ended September 30, 2008 than during the three month period ended September 30, 2007, principally due to the exercise of share options in 2007, the exercise of warrants in 2007 and a private placement in 2007.
Results of Discontinued Operations
Nine Month Period Ended September 30, 2008 Compared to Nine Month Period Ended September 30, 2007
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
     The net loss from discontinued operations, net of taxes and minority interest for the nine month period ended September 30, 2008 of $35,000 compared to the net income from discontinued operations from discontinued operations, net of taxes and minority interest of $11,494,000 for the nine month period ended September 30, 2007 is due to the activities of Tethys and CSL and the $15,567,000 of realized and unrealized gains on securities held for sale.
Three Month Period Ended September 30, 2008 Compared to Three Month Period Ended September 30, 2007
     The net loss from discontinued operations, net of taxes and minority interest for the three month period ended September 30, 2008 of $4,000 compared to the net loss from discontinued operations from discontinued operations, net of taxes and minority interest of $35,000 for the three month period ended September 30, 2007 is due to the activities of CSL.
Commitments and Contingencies
     See Item 1, Financial Statements, Note 12, which is incorporated herein by reference.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
     As of September 30, 2008 the material weaknesses identified above had not been remediated.
     CEO and CFO Certifications — The Certifications of our CEO and CFO which are attached as Exhibits 31(1) and 31(2) to this Report include information about our disclosure controls and procedures and internal control over financial reporting.
Changes in Internal Control over Financial Reporting
     There were no other changes in our internal control over financial reporting in the third quarter.
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
     On July 27, 2005, GBOC Ninotsminda, an indirect subsidiary of the Company, received a claim raised by certain of the Ninotsminda villagers (listed on pages 1 to 76 of the claim) in the Tbilisi Regional Court in respect of damage caused by the blowout of the N100 well on the Ninotsminda Field in Georgia on September 11, 2004. An additional claim was received in December 2005 and amended in March 2006, thus bringing the relief sought pursuant to both claims to the sum of approximately 314,000,000 GEL (approximately $223,000,000 at the exchange rate of GEL to US dollars in effect on September 30, 2008).

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
     Other than the foregoing, as at September 30, 2008 there were no legal proceedings pending involving the Company, which, if adversely decided, would have a material adverse effect on our financial position or our business. From time to time we are subject to various legal proceedings in the ordinary course of our business.
Item 1A. Risk Factors
The following risk factors should be read together with the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended.
The Need for Additional Capital and Its Affect on Continuing Operations
     As described in Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” we need additional capital in the immediate near term if we are to continue current operations. We had planned to secure this capital through the underwritten Rights Offering that we commenced on October 6, 2008. Unfortunately, as elsewhere described herein, the hostilities between Georgia and the Russian Federation, the unprecedented turmoil in global capital markets that we have experienced in late September and October, which we understand has prompted the Standby Underwriters to indicate their unwillingness or inability to meet their obligations under their Standby Underwriting Agreements, coupled with the recent significant drop in world oil prices in anticipation of a global recession and the recent trading range for our shares of common stock at prices below the exercise price of the Rights, have materially increased the risk that we will be unable to consummate the Rights Offering successfully. This has placed the Company in a difficult financial position which it may not be able to resolve quickly, if at all. If the Company is unable to obtain sufficient additional capital in the near term it may have to significantly curtail or cease operations altogether.
Rights Offering and Shares Eligible For Future Sale
     The Company currently has outstanding $4,650,000 in aggregate principal amount of Subordinated Notes of which Notes in the respective aggregate principal amounts of $2,906,250 are held by Ingalls & Snyder and $1,743,750 are held by Penrith Limited. The Company also has outstanding $10,600,000 in aggregate principal amount of 12% Subordinated Notes. The 12% Subordinated Notes are held by Persistency. Both the Subordinated Notes and the 12% Subordinated Notes are convertible, at the Noteholders’ option, into common stock of the Company. Pursuant to the terms of the Notes the conversion price of the Notes, which is currently $1.00 per share, would be re-set upon consummation of the Rights Offering to $0.10 per share, subject to further possible adjustments in accordance with the terms of the Notes. Likewise, pursuant to the terms of warrants to purchase 16,111,000 shares of common stock issued by the Company, the exercise price of the warrants, which is currently $1.00 per share, will also be re-set upon consummation of the Rights Offering to $0.10 per share subject to further possible adjustments in accordance with the terms of the warrants. 5,000,000 of such warrants were issued to Morgan Stanley & Co. for the account of Persistency as compensation for Persistency converting/exchanging, in June 2007, $5 million nominal principal amount of the Subordinated Notes into shares of common stock of Tethys. The remaining 11,111,111 warrants in respect of which the exercise price converts were issued to Ingalls & Snyder (as nominee for the underlying beneficial owners) as compensation in connection with the conversion/exchange, in June 2007, of $10 million nominal principal amount of the Company’s $25 million in aggregate principal amount of Senior Secured Notes due July 25, 2009 (the “Senior Notes”) into shares of Tethys common stock (such Senior Notes have since been repaid by the Company).

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
     Additionally, an aggregate of 16,940,000 shares of common stock may become issuable to the Standby Underwriters in lieu of cash commissions from the Company pursuant to their respective Standby Underwriting Agreements, assuming that they are not in breach of their obligations thereunder.
Continuing Tensions Between Georgia and the Russian Federation may Adversely Affect the Company.
     The recent hostilities between Georgia and the Russian Federation over the separatist regions of South Ossetia and Abhazia may interrupt and adversely affect our operations and our ability to market our production from the Nintosminda Field, in particular if military operations resume and extend to the areas in which we operate or interfere with the methods by which we market our production. Oil production operations, at the present time, continue as normal at the Company’s Ninotsminda Field which is located 35 kilometers to the east of the capital city Tbilisi and over 100 kilometers from South Ossetia. As a precautionary measure, the Company has increased security and the number of personnel on duty at its production sites. In addition, continuing political tensions may adversely affect the Company’s ability to raise additional capital to the extent that the situation dissuades potential investors from investing in the Company or makes the terms of any such investments prohibitively expensive. The Company is closely monitoring the situation and the efforts of the United States, NATO, the European Union and the United Nations to reduce tensions and to bring about a peaceful resolution of the conflict.
Continued listing on The American Stock Exchange
     In accordance with the requirements of the AMEX, on March 18, 2008, we announced that in respect of the Company’s 2007 audited financial statements, the audit opinion issued in the auditors independent report contained additional explanatory language to the standard audit report in respect of the Company’s ability to continue as a going concern. The independent audit report is contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, and is available at www.sec.gov. The recent market price of the Company’s common stock on the AMEX, the difficulties encountered by the Company in successfully completing its Rights Offering and its effect on the Company’s ability to meet its pressing need for additional capital may adversely affect the continued listing of the Company’s common stock on the AMEX.
Item 4. Submission of Matters to a Vote of Security Holders.
     On July 21, 2008 we announced the results of the Annual Meeting of Stockholders held on July 18, 2008 in New York, New York at which stockholders duly re-elected the incumbent Board of Directors comprised of Messrs. Vincent McDonnell, Jeffrey Wilkins, Russ Hammond, Michael Ayre and Anthony Perry; approved an increase in the authorized shares of common stock from 500,000,000 to 1,000,000,000 and disapproved an increase in the number of shares of common stock that can be awarded under the Company’s 2004 Long Term Stock Incentive Plan Additional details regarding the results of the Meeting are set forth in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2008.

Item 6. Exhibits
(a) Exhibits

Exhibit	Description of
No.	Exhibit

Management Contracts, Compensation Plans and Arrangements are identified by an asterisk (*) Documents filed herewith are identified by a cross (†).

1(6)	Form of Standby Underwriting Agreement between the Company and the Standby Underwriters dated July 24, 2008 (Incorporated by reference to Exhibit 1.0 attached to the Form 8-K of CanArgo filed on July 24, 2008).
1(7)	Form of Amendment Agreement to Standby Underwriting Agreement dated as of October 20, 2008 by and between CanArgo Energy Corporation and each of the Standby Underwriters (Incorporated by reference to Exhibit 1.1 attached to the Form 8-K of CanArgo filed on October 20, 2008).
2(4)	Memorandum of Agreement between Fielden Management Services Pty, Ltd., A.C.N. 005 506 123 and Fountain Oil Incorporated dated May 16, 1995 (Incorporated herein by reference from December 31, 1997 Form 10-K filed on March 30, 1998).
3(1)	Registrant’s Certificate of Incorporation and amendments thereto (Incorporated by reference from the Company’s Proxy Statements filed May 10, 1999 and May 9, 2000, Form 8-Ks filed July 24, 1998, May 23, 2006 and July 21, 2008 and March 31, 2004 Form 10-Q filed on May 17, 2004).
3(2)	Registrant’s Amended and Restated Bylaws as amended (Incorporated herein by reference to Form 8-K filed on March 7, 2007).
3(3)	Certificate of Amendment of the Certificate of Incorporation as filed with the Office of the Secretary of State of the State of Delaware on June 5, 2007 (Incorporated herein by reference from Form 8-K filed on June 11, 2007).
3(4)	Certificate of Amendment of the Certificate of Incorporation of CanArgo Energy Corporation as filed by the Office of the Secretary of State of Delaware on July 21, 2008 (Incorporated by reference to Exhibit 3.1 attached to the Form 8-K of CanArgo filed on July 21, 2008).
*4(1)	Amended and Restated 1995 Long-Term Incentive Plan (Incorporated herein by reference from September 30, 1998 Form 10-Q filed on November 12, 1998).
*4(2)	Amended and Restated CanArgo Energy Inc. Stock Option Plan (Incorporated herein by reference from March 31, 1998 Form 10-Q filed May 15, 1998).
*4(3)	CanArgo Energy Corporation 2004 Long Term Incentive Plan (Incorporated herein by reference from Annex II to the Company’s definitive Proxy Statement filed March 17, 2006).
4(4)	Note and Warrant Purchase Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated March 8, 2006).
4(5)	Registration Rights Agreement dated March 3, 2006 among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K filed March 6, 2006).
4(6)	Note and Warrant Purchase Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K filed July 1, 2006).
4(7)	Registration Rights Agreement dated June 28, 2006 among CanArgo Energy Corporation and the Purchaser party thereto (Incorporated by reference from Form 8-K filed July 1, 2006).

4(8)	Form of Subscription Agreement dated as of September 19, 2006 by and between CanArgo Energy Corporation and the Purchaser named therein (Incorporated by reference from Form 8-K filed October 13, 2006).
4(9)	Subscription letter agreement dated as of August 10, 2007 to offer the right to subscribe for an aggregate of 2,500,000 shares of common stock, of the Company and an aggregate of 5,000,000 common stock purchase warrants (Incorporated by reference from Form 8-K filed August 14, 2007).
4(10)	Form of Subscription Rights Certificate (Incorporated by reference to Exhibit 4(10) filed as part of Form S-3/A of CanArgo on September 19, 2008).
4(11)	Norwegian Subscription Form (Incorporated by reference to Exhibit 4(11) filed as part of Form S-3/A of CanArgo on September 19, 2008).
10(1)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and JKX Ninotsminda Ltd. dated February 12, 1996 (Incorporated herein by reference from Form S-1/A Registration Statement, File No. 333-72295 filed on June 7, 1999).
*10(2)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 29, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q filed on November 14, 2000). As amended by Deed of Variation of Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited dated May 2, 2003 (Incorporated herein by reference to Form 8-K filed on May 13, 2003).
10(3)	Tenancy Agreement between CanArgo Energy Corporation and Grosvenor West End Properties dated September 8, 2000 (Incorporated herein by reference from September 30, 2000 Form 10-Q filed on November 14, 2000).
10(4)	Production Sharing Contract between (1) Georgia and (2) Georgian Oil and CanArgo Norio Limited dated December 12, 2000 (Incorporated herein by reference from December 31, 2000 Form 10-K filed on March 31, 2001).
*10(5)	Service Agreement between CanArgo Energy Corporation and Vincent McDonnell dated December 1, 2000 (Incorporated herein by reference from December 31, 2001 Form 10-K405 filed on March 19, 2002).
10(6)	Sale agreement of CanArgo Petroleum Products Limited between CanArgo Limited and Westrade Alliance LLC dated October 14, 2002 (Incorporated herein by reference from September 30, 2002 Form 10-Q filed on November 14, 2002).
10(7)	Stock Purchase Agreement dated September 24, 2003 regarding the sale of all of the issued and outstanding stock of Fountain Oil Boryslaw (Incorporated herein by reference from September 30, 2003 Form 10-Q filed on November 14, 2003).
10(8)	Agreement between CanArgo Samgori Limited and Georgian Oil Samgori Limited dated January 8, 2004 (Incorporated herein by reference from Form S-3 filed May 6, 2004 (Reg. No. 333-115261)).
10(9)	Agreement dated March 17, 2004 between CanArgo Acquisition Corporation and Stanhope Solutions Ltd for the sale of Lateral Vector Resources Ltd. (Incorporated herein by reference from Form 8-K dated May 19, 2004 filed on June 3, 2004).
10(10)	Master Service Contract dated June 1, 2004 between CanArgo Energy Corporation and WEUS Holding Inc. (Incorporated herein by reference from Form 8-K dated June 1, 2004 filed on June 15, 2004).
10(11)	Agreement between Ninotsminda Oil Company Limited and Saipem S.p.A. dated January 27, 2005 (Incorporated herein by reference from Form 8-K dated January 27, 2005 and filed on January 31, 2005).

10(12)	Agreement between Ninotsminda Oil Company Limited and Primrose Financial Group dated February 4, 2005 (Incorporated herein by reference from Form 8-K dated February 4, 2005 and filed February 7, 2005).
10(13)	Subordinated Subsidiary Guaranty dated March 3, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holders of the Subordinated Notes (Incorporated herein by reference from Form 8-K dated and filed on March 8, 2006).
10(14)	Subordinated Subsidiary Guaranty dated June 28, 2006 by and among Ninotsminda Oil Company Limited, CanArgo (Nazvrevi) Limited, CanArgo Norio Limited, CanArgo Limited, Tethys Petroleum Investments Limited, Tethys Kazakhstan Limited and CanArgo Ltd for the benefit of the holder of the 12% Subordinated Note (Incorporated herein by reference from Form 8-K dated June 28, 2006 and filed July 5, 2006).
10(15)	Waiver, Consent and Amendment Agreement dated March 3, 2006 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated herein by reference from Form 8-K dated and filed on March 8, 2006).
10(16)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Secured Noteholders party thereto (Incorporated by reference from September 30, 2006 Form 10-Q filed on November 9, 2006).
10(17)	Waiver, Consent and Amendment Agreement dated June 28, 2006, by and among CanArgo Energy Corporation and the Senior Subordinated Noteholder party thereto (Incorporated by reference from September 30, 2006 Form 10-Q filed on November 9, 2006).
10(18)	Conversion Agreement dated June 28, 2006, by and among CanArgo Energy Corporation, the Subordinated Noteholders and Persistency (Incorporated by reference from Form 8-K dated June 28, 2006 and filed on July 5, 2006).
10(19)	Memorandum of Understanding dated as of March 2, 2006 by and between the Ministry of Energy of Georgia and CanArgo (Nazvrevi) Limited (Incorporated herein by reference from Form 8-K dated and filed on March 8, 2006).
10(20)	Form of Management Services Agreement for Elizabeth Landles, Executive Vice President and Corporate Secretary dated February 18, 2004 (Incorporated by reference from December 31, 2005 Form 10-K filed on March 16, 2006).
10(21)	Service Contract between CanArgo Energy Corporation and Jeffrey Wilkins dated August 22, 2006 (Incorporated by reference from September 30, 2006 Form 10-Q filed on November 9, 2006).
10(22)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed on February 2, 2007).
10(23)	Certificate of Discharge dated February 9, 2007 between Ingalls & Snyder LLC and CanArgo Limited (Incorporated by reference from Form 8-K filed on February 21, 2007).
10(24)	Security Interest Agreement, dated as of February 9, 2007, among Tethys Petroleum Limited, Ingalls & Snyder LLC and the Secured Parties, as defined herein (Incorporated by reference from Form 8-K filed February 21, 2007).
10(25)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed February 21, 2007).

10(26)	Amendment, Consent, Waiver and Release Agreement dated February 9, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K filed February 21, 2007).
10(27)	Tethys Shareholders Agreement dated as of January 24, 2007 by and among CanArgo Limited, the Investors party thereto and Tethys Petroleum Limited (Incorporated herein by reference from December 31, 2006 Form 10-K filed on March 15, 2007).
10(28)	Share Exchange Agreement relating to BN Munai LLP between Coin Investments Limited, Tethys Petroleum Limited and Tethys, Kazakhstan Limited (Incorporated herein by reference from December 31, 2006 Form 10-K filed on March 15, 2007).
10(29)	Consent and Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and the Purchasers party thereto, including the form of the Senior Compensatory Warrants to purchase up to 11,111,111 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K filed June 11, 2007).
10(30)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed June 11, 2007).
10(31)	Conversion Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation, CanArgo Limited and Persistency, including the form of the Persistency Compensatory Warrants to purchase up to 5 million shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K filed June 11, 2007).
10(32)	Registration Rights Agreement dated as of June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K dated June 11, 2007).
10(33)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed June 11, 2007).
10(34)	Certificate of Discharge dated June 5, 2007 between Ingalls & Snyder LLC, Tethys Petroleum Limited and CanArgo Limited (Incorporated by reference from Form 8-K filed June 11, 2007).
10(35)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed June 11, 2007).
10(36)	Amendment, Consent, Waiver and Release Agreement dated June 5, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K filed June 11, 2007).
10(37)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed June 18, 2007).
10(38)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and the Purchasers party thereto (Incorporated by reference from Form 8-K filed June 18, 2007).
10(39)	Amendment, Consent and Waiver Agreement dated June 13, 2007 by and among CanArgo Energy Corporation and Persistency (Incorporated by reference from Form 8-K filed June 18, 2007).
10(40)	Agency Agreement dated June 18, 2007 (Incorporated by reference from Form 8-K filed June 27, 2007).
*10(41)	Management Services Agreement between CanArgo Energy Corporation and Vazon Energy Limited relating to the provisions of the services of Dr. David Robson dated June 27, 2007 (Incorporated by reference from Form 8-K filed July 3, 2007).
*10(42)	Amendment No. 1 to the Statement of Terms and Conditions of Employment between Vazon Energy Limited and Elizabeth Landles (Incorporated by reference from Form 8-K filed July 3, 2007).
10(43)	Letter Agreement With Agents (Incorporated by reference from Form 8-K filed July 11, 2007).
10(44)	Placement Agreement dated July 22, 2007 by and between CanArgo Limited and Jennings Capital Inc (Incorporated by reference from Form 8-K filed July 27, 2007).
10(45)	Amendment, Consent and Waiver Agreement dated as of August 9, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC, and the Purchasers party thereto, including the form of the Senior Note Compensatory Warrants to purchase up to 17,916,667 shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K filed August 14, 2007).
10(46)	Amendment, Consent and Waiver Agreement dated as of August 13, 2007 by and among CanArgo Energy Corporation, Ingalls & Snyder LLC and the Purchasers party thereto, including the form of the Subordinated Note Compensatory Warrants to purchase certain shares of CanArgo common stock issuable thereunder (Incorporated by reference from Form 8-K filed August 14, 2007).
10(47)	Transfer Agency and Service Agreement dated December 18, 2007 by and among CanArgo Energy Corporation, Computershare Trust Company, N.A. and Computershare, Inc (Incorporated by reference from Form 8-K filed December 28, 2007).
*10(48)	Appointment letter between CanArgo Energy Corporation and Anthony J. Perry, dated March 26, 2008 (Incorporated by reference from Form 8-K filed March 28, 2008).
10(49)	Manager’s Engagement Agreement. (Incorporated by reference to Exhibit 10(1) attached to Form S-3/A of CanArgo filed on August 20, 2008).
†31(1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of CanArgo Energy Corporation.
†31(2)	Rule 13a-14(c)/15d-14(a) Certification of Chief Financial Officer of CanArgo Energy Corporation.
†32	Section 1350 Certifications.